Form 10-Q
period 1996-04-30
BRE PROPERTIES INC /MD/
filed 1996-06-14
CIK 1011174

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended April 30, 1996
                                       OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-5305


                              BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Maryland                                         94-1722214
- -------------------------------                   ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


   One Montgomery Street
   Telesis Tower, Suite 2500
    San Francisco, CA                                       94104-5525
- -------------------------------                   ------------------------------
(Address of principal office)                               (Zip Code)

Registrant's telephone number,
including area code                                       (415) 445-6530
                                                  ------------------------------


                                  Inapplicable
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X                                 No
               --------                                --------

Number of shares of Class A common stock
     outstanding as of April 30, 1996                       16,331,305
                                                  ------------------------------

PART I   FINANCIAL INFORMATION
Item 1 - FINANCIAL STATEMENTS


BRE PROPERTIES, INC.
- ----------------------------------------------------------------------------------------------------

BALANCE SHEETS (Dollar amounts in thousands) (unaudited)
- ----------------------------------------------------------------------------------------------------
                                                                  April 30, 1996      July 31, 1995
                                                                  --------------      --------------
ASSETS
Equity investments in real estate                                       $694,845            $377,175
   Less: Accumulated depreciation and amortization                       (51,823)            (47,811)
                                                                  --------------      --------------
                                                                         643,022             329,364
Investments in limited partnerships                                        2,709               1,181
                                                                  --------------      --------------
   Real estate portfolio                                                 645,731             330,545
Mortgage loans                                                             9,345               7,409
Allowance for possible losses                                             (1,250)             (1,250)
                                                                  --------------      --------------
                                                                         653,826             336,704
Cash and short-term investments                                            2,255               4,462
Other assets                                                               8,398               6,720
                                                                  --------------      --------------
   Total assets                                                         $664,479            $347,886
                                                                  --------------      --------------
                                                                  --------------      --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and other liabilities                                  $  9,507            $  4,116
Notes payable and lines of credit                                        107,500
Mortgage loans payable                                                   134,012             100,828
                                                                  --------------      --------------
   Total liabilities                                                     251,019             104,944
                                                                  --------------      --------------

Shareholders' equity
Class A common stock, $0.01 par value, 50,000,000
 shares authorized. Shares issued and outstanding
 16,331,305 at April 30, 1996 and 10,962,065 at
 July 31, 1995                                                               163                 109
Additional paid-in capital                                               384,019             212,127
Undistributed net realized gain on sales of properties                    29,278              30,706
                                                                  --------------      --------------
   Total shareholders' equity                                            413,460             242,942
                                                                  --------------      --------------
   Total liabilities and shareholders' equity                           $664,479            $347,886
                                                                  --------------      --------------
                                                                  --------------      --------------

See notes to financial statements.


BRE PROPERTIES, INC.
- ----------------------------------------------------------------------------------------------------
  STATEMENTS OF INCOME (unaudited)
  (Amounts in thousands, except in per share data)
- ----------------------------------------------------------------------------------------------------

                                                    For the Three                 For the Nine
                                                    Months Ended                  Months Ended
                                                      April 30                      April 30
                                               -----------------------       -----------------------
                                                 1996           1995           1996           1995
                                               --------       --------       --------       --------
REVENUE
Rental income                                   $21,136        $15,270        $53,382        $44,589
Other income                                        803            661          2,351          1,823
                                               --------       --------       --------       --------
               Total revenue                     21,939         15,931         55,733         46,412
                                               --------       --------       --------       --------

EXPENSES
Real estate expenses                              6,648          4,968         17,970         14,328
Provision for depreciation and amortization       2,742          1,958          6,689          5,698
Interest expense                                  3,152          1,886          7,424          5,226
General and administrative                        1,146          1,326          2,921          3,968
                                               --------       --------       --------       --------
               Total expenses                    13,688         10,138         35,004         29,220
                                               --------       --------       --------       --------

Income before gain on sales of investments        8,251          5,793         20,729         17,192
Net (loss) gain on sales of investments                           (880)          (899)           370
                                               --------       --------       --------       --------
NET INCOME                                       $8,251         $4,913        $19,830        $17,562
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

Income per share
  Primary
     Income before gain on sales
        of investments                             $.60           $.53          $1.73          $1.57
     Net (loss) gain on sales of investments                      (.08)          (.08)           .04
                                               --------       --------       --------       --------
     Net income                                    $.60           $.45          $1.65          $1.61
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

Dividends paid or declared                        $.679           $.63         $1.939          $1.83
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

Weighted shares outstanding                      13,703         10,937         11,973         10,935
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

See notes to financial statements


BRE PROPERTIES INC.
- ----------------------------------------------------------------------------------------------------

STATEMENT OF CASH FLOWS    (Dollar amounts in thousands)
- ----------------------------------------------------------------------------------------------------
                                                                   For the Nine Months Ended Apr. 30
                                                                   ---------------------------------
                                                                     1996                     1995
                                                                   --------                 --------
Cash flows from operating activities:
Net income                                                          $19,830                  $17,562
Non-cash revenues and expenses included in income:
      Provision for depreciation and amortization                     6,689                    5,698
      Provision for possible investment losses                                                 2,000
      Loss on sales of investments                                      899
      Net gain on tax-deferred exchanges                                                      (2,370)
(Increase) in other assets                                           (1,678)
Increase (decrease) in accounts payable and other liabilities          (297)                     (148)
Other (increase)                                                                                (190)
                                                                   --------                 --------
CASH FLOWS GENERATED BY OPERATING ACTIVITIES                         25,443                   22,552
                                                                   --------                 --------
Cash flows from investing activities:
Equity investments:
   Acquisitions of land and buildings                               (64,402)                 (18,041)
   Cash balances acquired in Merger                                     164
   Proceeds from the sale of land and buildings                      13,425
   Option payments on apartments being developed                     (1,140)
   Apartment expansion                                                                        (1,687)
   Improvements to apartments                                          (342)                    (171)
   Space preparation and tenant improvements:
      Shopping centers                                                 (620)                  (2,466)
      Light industrial and warehouse                                    (42)                    (736)
   Funds in escrow for tax-deferred exchange                                                   2,591
Advances on mortgage loans receivable                                   (70)                  (1,600)
Repayments on mortgage loans receivable                                 462                      383
                                                                   --------                 --------
NET CASH FLOWS (USED IN) INVESTING ACTIVITIES                       (52,565)                 (21,727)
                                                                   --------                 --------
Cash flows from financing activities:
Mortgage loans payable:
      New mortgage loans                                             12,000
      Principal payments                                             (1,017)                    (759)
Lines of credit:
      Advances                                                       39,000
      Principal payments                                             (4,700)
   Proceeds from exercises of stock options                             904                      663
Dividends paid                                                      (21,272)                 (19,993)
                                                                   --------                 --------
NET CASH FLOWS GENERATED BY (USED IN) FINANCING ACTIVITIES           24,915                  (20,089)
                                                                   --------                 --------
Increase (decrease) in cash and short-term investments               (2,207)                 (19,264)
Balance at beginning of year                                          4,462                   28,938
                                                                   --------                 --------
      Balance at end of period                                       $2,255                   $9,674
                                                                   --------                 --------
                                                                   --------                 --------


See notes to financial statements

BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS (unaudited)
- --------------------------------------------------------------------------------
April 30, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, together with the portions of the company's 1995 Annual Report to shareholders incorporated therein by reference. In the opinion of management, all adjustments (consisting of normal recurring adjustments only) have been made which are necessary for a fair statement of the results for the interim period presented herein.

Certain reclassifications have been made to the 1995 financial statements to conform to the presentation of the 1996 financial statements.

Commencing August 1, 1995, BRE began allocating a portion of its salaries, employee benefits and other personnel costs to the real estate expense of the properties in the portfolio. While this reclassification does not change the company's net income or funds from operations, such allocation reduces reported general and administrative expenses and increases real estate expense by an equal amount. Management believes that this allocation is consistent with industry practices and will provide a better matching of the revenue generated by the properties and the expenses required to generate that revenue. The amounts reclassified from general and administrative expenses to real estate expenses under this allocation method were $266,000 and $1,065,000 for the quarter and nine months ended April 30, 1996 respectively.

NOTE B - NET INCOME PER SHARE

Primary net income per share is based upon the average weighted number of shares outstanding during the periods, increased for the assumed exercise of vested, in-the-money stock options.

NOTE C - LITIGATION

The company, because of the nature of its business, is sometimes subject to various threatened or filed legal claims, including certain environmental actions. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions, individually or in the aggregate, will have a material effect on the company's results of operations, cash flows, liquidity or financial position.

NOTE D - COMMITMENTS

BRE has entered into a development and option agreement with Picerne Development Corporation (Picerne), an Arizona corporation, which is a wholly owned subsidiary of Picerne Investment Corporation, a privately held apartment developer headquartered in Rhode Island. Picerne is developing Arcadia Cove, a 432-unit apartment complex in Phoenix, Arizona. The development is being financed through two loans to Picerne made by Wells Fargo Bank. The amounts available under the two loans are $4,226,000 (standing loan) and $19,125,000 (construction loan), for a total of $23,351,000. As of April 30, 1996, $16,450,700 was outstanding under the loans. BRE has guaranteed repayment of the loans and has the right to acquire the property at or before completion of construction, which is currently expected in July 1996.

BRE has made, or is commited to make, monthly option payments to Picerne as follows:


(DOLLAR AMOUNTS IN THOUSANDS):
- --------------------------------------------------------------------------------


December 94                                                      $220

February 95 - July 95                   $  60 x 6 months          360

August 95 - December 95                   160 x 5 months          800

January 96 - March 96                     100 x 3 months          300

April 96 - August 96                      100 x 5 months          500

September 96 - November 96                 50 x 3 months          150
                                                             --------

Estimated total option payments                                $2,330
                                                             --------
                                                             --------

BRE's estimated total cost for the property, including interest expense and marketing expenses during construction, is approximately $24,300,000.

In addition, BRE has committed to purchase Phase II of Newport Landing Apartments, in Glendale, Arizona. BRE purchased the adjacent 240-unit Phase I in September 1995, for $9,235,000. Phase II, also planned for 240 units, is currently being developed, with construction expected to be completed by the third calendar quarter end 1996. Picerne, which developed Phase I, is also developing Phase II for BRE. The cost for Phase II is projected to be $12,940,000.

The company has also committed to purchase Berkshire Court, an apartment complex with 266 units under construction near Portland, Oregon at a price of $16,410,000. Construction is underway, with completion expected in July 1996. BRE will purchase the property following its completion in accordance with plans and specifications, plus attainment of certain occupancy levels.

In addition, BRE has committed to purchase Sycamore Valley Apartments, 440 units located in Fountain Valley, California at a price of $23,593,000. Previously known as the Shakewood Apartments, BRE owned the land under the improvements until 1991, when BRE sold the land to the current owners, who own both the land and the improvements. The owners are a public limited partnership, with approximately 1,500 investors, whose approval is required for the sale of the property to BRE. Such approval is anticipated by the third calendar quarter of 1996.


The summary of total commitments outstanding is as follows:

                                                            Dollar Amounts in
                                           Units                thousands
                                          ------                ---------
                   Arcadia Cove              432                 $24,300
             Newport Landing II              240                  12,940
                Berkshire Court              266                  16,410
                Sycamore Valley              440                  23,593
                                             ---                  ------
                                           1,378                 $77,243
                                           -----                 -------
                                           -----                 -------

NOTE E - RECENT DEVELOPMENT

On March 15, 1996 (the "Effective Date"), Real Estate Investment Trust of California, a California real estate investment trust ("RCT"), merged with and into BRE (the "Merger"). Following consummation of the Merger, BRE changed its state of domicile from Delaware to Maryland. The Merger was completed in accordance with the terms and conditions of the Agreement and Plan of Merger dated October 11, 1995, as amended (the "Merger Agreement"). Under the terms of the Merger Agreement, upon the Merger, each issued and outstanding share of beneficial interest of RCT was converted into the right to receive .57 of a share of BRE common stock. The Merger was unanimously approved by the boards of both companies and by the requisite vote of the shareholders of both.

Pursuant to the Merger with RCT on March 15, 1996, BRE (i) acquired $274,400,000 in equity investments in real estate, (ii) assumed secured and unsecured RCT notes payable of $95,400,000, and other liabilities totaling $8,000,000, and
(iii) issued 5,342,218 shares of Class A common stock valued at $171,000,000 for the conversion of RCT shares of beneficial interest.

Pro forma unaudited results of operations assuming the merger had occurred on August 1, 1994 are as follows:

                                       FOR THE NINE MONTHS ENDED APRIL 30,

                                            1996                 1995
                                            ----                 ----
                                      (In thousands except per share data)

Total revenue                              $77,179             $71,387
Income before gain on sales of investments  27,162              25,780
Net gain (loss) on sales of investments      7,972                 370
Net income                                  35,134              26,150

Income per share before gain on sales of
 investments                                  1.66                1.59
Net gain (loss) per share on sales of
 investments                                  0.49                0.02
Net income per share                          2.15                1.61

NOTE F - LINES OF CREDIT AND NOTES PAYABLE

Total bank lines of credit and notes payable outstanding increased $107,500,000 during the quarter ended April 30, 1996. Pursuant to the Merger, BRE assumed RCT unsecured notes payable of $55,000,000, and RCT unsecured lines of credit of $18,200,000. The unsecured $55,000,000 note payable bears interest at 7.44% (payable monthly) due in principal installments of $10,000,000 per year beginning in the year 2000 through the year 2003. A final principal payment of $15,000,000 is due in 2004. The unsecured $18,200,000 borrowing against the line of credit bears interest at 7.5%.

BRE also utilized two separate bank lines of credit as part of the proceeds to acquire the Ballinger Common Apartments and Thrasher's Mill Apartments. One borrowing against the credit line was for $26,000,000 with interest based on LIBOR plus 1%. At April 1996 quarter end the interest rate on this loan was 6.72%. The second borrowing was for $13,000,000 of which $4,700,000 was repaid during the third quarter ended 1996. The interest rate on the second borrowing was 6.5%. At April 30, 1996, total borrowings outstanding against these two bank lines of credit totaled $52,500,000.

NOTE G - SUBSEQUENT EVENTS

On May 20, 1996, the Directors declared a dividend of $.66 per share, payable June 27, 1996 to shareholders of record June 7, 1996. Also on May 20, 1996, the Directors approved a two-for-one stock split to be effected in the form of a stock dividend to shareholders of record June 7, 1996, payable on June 27, 1996.

Following the stock split, the number of BRE shares outstanding will increase to approximately 32.7 million. The total shares authorized will remain at 50 million for Class A common stock.

On May 20, 1996, the company announced that it would change its fiscal year-end to December 31 from July 31. The new accounting period will begin with the quarter ending June 30, 1996.

BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

April 30, 1996

LIQUIDITY AND CAPITAL RESOURCES

The company's cash and short-term investments totaled $2,255,000 at April 30, 1996, down from $4,462,000 at July 31, 1995.

During the nine months ended April 30, 1996, BRE borrowed, on a non-recourse basis, $12,000,000 secured by the Verandas Apartments in Union City, California. The loan has a 10-year term, with amortization based on 30 years, and a fixed interest rate of 7.3%. The balloon payment at maturity is $10,372,000. Depending on market conditions at maturity, the company may choose, among other things, to renegotiate the terms with the existing lender, refinance the property with another lender or sell assets to repay the balloon amounts.

Also during the first nine months of fiscal 1996, BRE completed the tax-deferred exchange of the vacant Pomona Warehouse property in Pomona, California for the 240-unit Phase I of Newport Landing Apartments in Glendale, Arizona. The loss on the disposition of the Pomona Warehouse was $93,000.

In addition, BRE completed the tax-deferred exchange of the vacant Irvine Spectrum property for the 189-unit Candlewood North Apartments in Northridge, California, during the quarter ended April 30, 1996. Candlewood North Apartments was acquired through proceeds that were previously held in escrow from the Irvine Spectrum exchange and additional cash of $6,500,000. The financial statement loss on the disposition of the Irvine Spectrum property was $819,000.

Pursuant to the Merger with RCT on March 15, 1996, BRE (i) acquired $274,400,000 in equity investments in real estate, (ii) assumed secured and unsecured RCT notes payable of $95,400,000, and other liabilities totaling $8,000,000, and
(iii) issued 5,342,218 shares of Class A common stock valued at $171,000,000 for the conversion of RCT shares of beneficial interest.

BRE also purchased two properties in the Northwest during the quarter ended April 30, 1996. The Ballinger Commons Apartments complex located in North Seattle with 485 units was acquired for $29,100,000. Thrasher's Mill Apartments in Bothell, Washington was purchased for $10,152,000 and has 214 units. These two acquisitions along with the Candlewood North Apartments aggregate $49.8 million and add a total of 888 units to the portfolio.

In conjunction with the acquisition of the Ballinger Commons Apartments and Thrasher's Mill Apartments, BRE utilized its bank lines of credit by borrowing $26,000,000 and

$13,000,000 under separate credit facilities.

Cash commitments at April 30, 1996 include the June 27, 1996 dividend payment of approximately $10,800,000.

In addition, as more fully discussed in Note D of Notes to Financial Statements, BRE has committed a total of $77,243,000 for the purchase of four apartment communities. These acquisitions may be funded through a combination of tax-deferred exchanges, cash and borrowings.

BRE has announced an agreement to sell 47 acres of land under a large apartment complex in Daly City, California to the owner of the improvements for a cash purchase price of $58 million. The sale is subject to certain contingencies, including a five-month due diligence period during which the purchaser may review the property, seek to arrange financing and, at the purchaser's election without penalty, terminate the purchase agreement. Assuming satisfaction of closing conditions, the purchase agreement contemplates a closing of the sale between June 14 and September 14, 1996, with the sale intended to be treated by BRE as a series of tax-deferred exchanges into apartment properties. BRE's basis in the land for both book and tax purposes is $7.4 million; accordingly, the company would realize a one-time non-recurring gain on sale of $50.6 million.

In addition to cash and short-term investments, the company has available bank lines of credit totaling $100,000,000. There were borrowings of $52,500,000 outstanding under the lines of credit at April 30, 1996. The company used a portion of the lines of credit to fund the cash portion of the purchase price for the apartment acquisitions described above. These credit lines give the company added flexibility to implement its growth strategy.


RESULTS OF OPERATIONS

Net income for the quarter and nine months ended April 30, 1996 was $8,251,000 ($.60 per share) and $19,830,000 ($1.65 per share), compared to $4,913,000 ($.45 per share) and $17,562,000 ($1.61 per share) for the same quarter and nine months last year. Included in the April 30, 1996 nine months results were net losses on sales of investments of $899,000 ($.08 per share), compared to net gains on sales of investments of $370,000 ($.04 per share) for the nine months ended April 30, 1995.

Funds from operations totaled $10,993,000 and $27,418,000 for the quarter and nine months ended April 30, 1996, up 12.7% and 9.5% from the same periods last year on a per share basis. Funds from operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus provisions for depreciation, amortization and possible investment losses. Because income-producing properties are typically evaluated without taking into account non-cash charges such as provisions for depreciation, amortization and possible investment losses, management believes that funds from operations is an appropriate supplemental measure of the company's operating performance.


At April 30, 1996, overall occupancy levels by property asset class were as follows:


     PROPERTY TYPE                                        OVERALL OCCUPANCY
     ----------------------------------------------------------------------
     Apartments                                                         94%
     Other Real Estate Assets                                           96%


The overall occupancy for the apartment portfolio is calculated by multiplying the occupancy for each property by the number of apartment units and dividing by the total number of apartment units. The overall occupancy for the other real estate assets is calculated by multiplying the occupancy for each property by its square footage and dividing by the total square footage of all the non-core assets.

REVENUE

Rental income, comprising approximately 96% of total revenue, rose 38.4% for the quarter and 19.7% for the nine months ended April 30, 1996 from the comparable periods last year. The increases reflect the properties acquired upon consummation of the Merger and improved performance of existing apartment communities.

EXPENSES

Operating expenses of equity investments increased 34% and 25% for the quarter and nine months ended April 30, 1996 from the year earlier periods, primarily due to properties added to the portfolio through the Merger and expenses on the new apartment acquisitions.

For the quarter and nine month period ended April 30, 1995, general and administrative expenses were $1,326,000 and $3,968,000, before any reclassifications. General and administrative expenses were $1,146,000 for the quarter ended April 30, 1996 and $2,921,000 for the nine months ended April 30, 1996, after making the adjustments and reclassifications described in the following paragraph.

Commencing August 1, 1995, BRE began allocating a portion of its salaries, employee benefits and other personnel costs to the real estate expense of the properties in the portfolio. While this reclassification does not change the company's net income or funds from operations, such an allocation reduces reported general and administrative expenses and increases real estate expense by an equal amount. Management believes that this allocation is consistent with industry practices and will provide a better matching of the revenue generated by the properties and the expenses required to generate that revenue. The amounts reclassified from general and administrative expenses to real estate expenses under this allocation method were $266,000 and $1,065,000 for the quarter and nine months ended April 30, 1996 respectively.

As more fully discussed in Note E of Notes to Financial Statements, on October 11, 1995, BRE entered into the Merger Agreement with RCT. Through April 30, 1996, BRE incurred or expects to incur investment banking, legal, accounting and other costs related to the Merger aggregating $5,432,000. This amount was allocated upon completion of the Merger, with $2,651,000 allocated to land and building, and $2,781,000 to shareholders equity.

Interest expense was up $1,266,000 and $2,198,000 from the comparable quarter and nine months last year. This increase reflected the notes assumed as part of the Merger; utilization of bank credit lines to acquire Ballinger Commons and Thrasher's Mill Apartments; and new mortgage loans, assumed since August 1, 1994, on Camino Seco Village, Colonia del Rio, Fountain Plaza, Hacienda del Rio, Oracle Village, SpringHill and Verandas Apartments.

GAIN (LOSS) ON SALES

No gain or loss on sales of investments was recorded during the quarter ended April 30, 1996. The company has recorded in its financial statements gains totaling $62,307,000 which have been deferred for tax purposes since the company's 1970 inception through April 30, 1996.

The losses on the previously discussed sales of Pomona Warehouse and Irvine Spectrum aggregated $912,000 for the nine months ended April 30, 1996. Offsetting the losses was the $13,000 increase in the reported gain on Marymoor Warehouse, sold in November 1994.

DIVIDENDS

The $.66 per share dividend declared for the quarter ended April 30, 1996 was approximately 83% of funds from operations. The dividend exceeded reportable net income.

The special dividend of $.049 per share related to the Merger was effectively declared upon completion of the Merger and paid on March 28, 1996 to shareholders of record March 14, 1996.

Also on May 20, 1996, the Directors approved a two-for-one stock split to be effected in the form of a stock dividend to shareholders of record June 7, 1996, payable on June 27, 1996.

PART II - OTHER INFORMATION


BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of shareholders held on March 12, 1996, the shareholders elected two Directors for three-year terms, and approved five corporate actions by the following votes:


                                                                                                                          BROKER
                                                                                                             WITH-         NON-
                                                                   FOR                       AGAINST         HELD          VOTE
                                           --------------------------------------------      -------         -----       --------
                                                                  % of
                                                                 Shares          % of
                                                                Voted on         Out-         No. of         No. of       No. of
                                           No. of Shares       this Item       standing       Shares         Shares       Shares
                                           -------------       ---------       --------       ------         ------       ------
ITEM NO. 1
(Approval of Merger with Real
Estate Investment Trust of
California)                                   6,490,690            70%            59%         95,005         72,731      2,670,623

ITEM NO. 2
(Approval of Incorporation in
Maryland)                                     6,454,929            69%            59%        108,140         95,357      2,670,623

ITEM NO. 3
(Election of Directors)

CLASS II

L. Michael Foley                              9,209,186            99%            84%                       119,863

John McMahan                                  8,936,557            96%            81%                       392,492

ITEM NO. 4
(Approval of Issuance of                      5,911,672            63%            54%        613,087        133,666      2,670,624
Preferred Stock)

ITEM NO. 5
(Approval of 1995 Non-Employee
Director Stock Plan)                          8,265,264            89%            75%        790,522        233,650         39,613

ITEM NO. 6
(Approval of                                  9,197,270            99%            84%         54,442         77,357
Auditors)


The terms of office of the company's four other directors continued after the Annual Meeting, as follows:

                                        Term Expires        Class
                                        ------------        -----
               C. Preston Butcher            1996           III


               Frank C. McDowell             1996           III

               Malcolm R. Riley              1997           I

               Arthur G. von Thaden          1997           I

Upon completion of the Merger, the Board of Directors was increased from six to nine members by BRE Board action. The following, each of whom was a trustee of RCT, was appointed as a Director of BRE:

               William E. Borsari            1996           III

               Roger P. Kuppinger            1997           I

               Gregory M. Simon              1998           II

ITEM 5.   OTHER INFORMATION

          On April 30, 1996, the company announced the selection of John McMahan by the Board of Directors of the company to be Chairman of the Board. Mr. McMahan who has been a member of the Board of Directors since 1993 succeeds Arthur G. von Thaden who will continue to serve as a director of the company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               The following exhibits are submitted herewith:


               3(i). Articles of Amendment and Restatement of the Articles of Incorporation of BRE Properties, Inc.

               3(ii).    By-laws of BRE Properties, Inc., as amended

               10. Amended and Restated Non-Employee Director Stock Option Plan, as amended December 18, 1995

               11.       Computation of Earnings Per Share

               27.       Financial Data Schedule

          (b) Reports on Form 8-K. The company filed a Current Report on Form 8-K on April 1, 1996 regarding the merger of Real Estate Investment trust of California (RCT) into BRE Properties, Inc., in accordance with the terms and conditions of the Agreement and Plan of Merger, dated October 11, 1995, as amended.

               The Company filed a Current Report on Form 8-K/A on May 21, 1996 which amended the Report on Form 8-K filed on April 1, 1996. Included in the amendment was the pro forma financial information not available at the time of the April 1, 1996 filing of the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            BRE PROPERTIES, INC.
                                                                    (Registrant)




Date     June 13, 1996                  /s/LeRoy E. Carlson
- ----------------------                  ------------------------------------
                                        Executive Vice President,
                                        Chief Financial Officer and Secretary

                                  EXHIBIT INDEX



NUMBER    DESCRIPTION
- ------    -----------

3(i) Articles of Amendment and Restatement of the Articles of Incorporation of BRE Properties, Inc. - Incorporated by reference to the Form 8-K filed by the company on April 1, 1996.

3(ii) By-laws of BRE Properties, Inc., as amended - Incorporated by reference to the S-4 Registration Statement of BRE Properties, Inc., (SEC File No. 33-65365) filed with the Securities and Exchange Commission on December 22, 1995.

10. Amended and Restated Non-Employee Director Stock Option Plan - as amended - Incorporate by reference to the S-4 Registration Statement of BRE Properties, Inc., (SEC File No. 33-65365) filed with the Securities and Exchange Commission on December 22, 1995.

11.       Computation of Earnings Per Share

27        Financial Data Schedule