Form 10-Q/A
period 1996-04-30
BRE PROPERTIES INC /MD/
filed 1996-06-27
CIK 1011174

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                             AMENDMENT NO. 1 TO FORM 10-Q
                                         ON
                                      FORM 10-QA
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934
    For the quarterly period ended April 30, 1996
                                          OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-5305

                                 BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


            Maryland                                      94-1722214
- ----------------------------------               -----------------------------
(State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                          Identification No.)

     One Montgomery Street
     Telesis Tower, Suite 2500
      San Francisco, CA                                   94104-5525
- ----------------------------------               -----------------------------
  (Address of principal office)                           (Zip Code)

Registrant's telephone number,
including area code                                          (415) 445-6530
                                                 -----------------------------

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

                   Yes   X .                          No     .
                   ---------                          --------

Number of shares of Class A common stock
    outstanding as of April 30, 1996                       16,331,305
                                                    ------------------------

PART II - OTHER INFORMATION

BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------

Item 5.  OTHER INFORMATION

         Change in Fiscal Year.

         On May 20, 1996, the company announced that it will change its fiscal year-end to December 31 from July 31. The new accounting period will begin with the quarter ending June 30, 1996. The report covering the transitition period will be filed on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          BRE PROPERTIES, INC.
                                                                  (Registrant)



Date   June 26, 1996                             /s/ LeRoy E. Carlson
- --------------------                             --------------------
                                                 Executive Vice President,
                                                 Chief Financial Officer and
                                                 Secretary