Form 10-Q
period 1996-06-30
BRE PROPERTIES INC /MD/
filed 1996-08-14
CIK 1011174

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)
(    )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

                                          OR
( X )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1996

Commission file number 0-5305

                                 BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         Maryland                                             94-1722214
- -------------------------------                         ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


    One Montgomery Street
    Telesis Tower, Suite 2500
     San Francisco, CA                                          94104-5525
- ------------------------------                          ------------------------
 (Address of principal office)                                  (Zip Code)

 Registrant's telephone
number, including area code                                  (415) 445-6530
                                                        ------------------------

            Former fiscal year - July 31, 1995 (Current December 31, 1995)
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes   X .                No     .
               ---------               -------

Number of shares of Class A common stock
    outstanding as of June 30, 1996                            32,692,336
                                                          ----------------------

BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------
PART I   FINANCIAL INFORMATION
Item 1 - FINANCIAL STATEMENTS


BALANCE SHEETS (Dollar amounts in thousands) (unaudited)
- --------------------------------------------------------------------------------
                                                          June 30,  December 31,
                                                            1996        1995
                                                       -----------   -----------
ASSETS
Investments in rental properties                        $696,198      $370,116
   Less: Accumulated depreciation and amortization       (54,030)      (48,036)
                                                       -----------   -----------
                                                         642,168       322,080
Investments in limited partnerships                        2,811         1,322
                                                       -----------   -----------
   Real estate portfolio                                 644,979       323,402
Mortgage loans, net                                        8,941         5,727

Cash and short-term investments                              701        16,057
Other assets                                               7,767         9,709
                                                       -----------   -----------
  Total assets                                          $662,388      $354,895
                                                       -----------   -----------
                                                       -----------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage loans payable                                  $133,763      $112,290
Unsecured notes payable and lines of credit              111,000             -
Accounts payable and accrued expenses                      6,996         3,357
                                                       -----------   -----------
   Total liabilities                                     251,759       115,647
                                                       -----------   -----------

Shareholders' equity
Class A common stock, $0.01 par value, 50,000,000
   shares authorized. Shares issued and outstanding
   32,692,336 at June 30, 1996 and 21,941,730 at
   December 31, 1995                                         327           219
Additional paid-in capital and undistributed earnings    410,302       239,029
                                                       -----------   -----------
   Total shareholders' equity                            410,629       239,248
                                                       -----------   -----------
   Total liabilities and shareholders' equity           $662,388      $354,895
                                                       -----------   -----------
                                                       -----------   -----------

See notes to financial statements.

BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------
STATEMENTS OF INCOME (unaudited)
(Amounts in thousands, except in per share data)
- --------------------------------------------------------------------------------


                                                           For the Three          For the Six
                                                           Months Ended           Months Ended
                                                              June 30                June 30
                                                     ---------------------  ---------------------
                                                      1996        1995        1996        1995
                                                      ----        ----        ----        ----
REVENUE
Rental income                                       $24,413     $14,107     $40,760     $28,345
Other income                                          2,436       1,755       4,914       3,442
                                                    -------      ------      ------      ------
              Total revenue                          26,849      15,862      45,674      31,787
                                                    -------      ------      ------      ------

EXPENSES
Real estate expenses                                  7,909       4,901      13,674       9,956
Provision for depreciation and
     amortization                                     3,536       1,951       5,725       3,909
Interest expense                                      4,460       1,891       6,913       3,796
General and administrative                            1,092       1,325       2,126       2,633
                                                    -------     -------     -------     -------
              Total expenses                         16,997      10,068      28,438      20,294
                                                    -------     -------     -------     -------
Income before gain on sales of investments            9,852       5,794      17,236      11,494
 Net gain (loss) on sales of investments                226     ( 2,000)        226        (880)
                                                    -------      ------      ------      ------
NET INCOME                                          $10,078     $ 3,794     $17,462     $10,613
                                                    -------     -------     -------     -------
                                                    -------     -------     -------     -------

Income per  share
  Primary
     Income before gain on
          sales of investments                       $  .30      $  .26      $  .61      $  .53
     Net gain (loss) on sales of investments             01        (.09)        .01        (.04)
                                                    -------     -------     -------     -------
     Net income per share                            $  .31      $  .17      $  .62      $  .49
                                                    -------     -------     -------     -------
                                                    -------     -------     -------     -------

Dividends paid or declared                           $ .330      $ .315      $  .67      $  .63
                                                    -------     -------     -------     -------
                                                    -------     -------     -------     -------

Weighted average shares outstanding                  32,670      21,890      28,080      21,880
                                                    -------     -------     -------     -------
                                                    -------     -------     -------     -------



See notes to financial statements

BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------

STATEMENT OF CASH FLOWS    (Dollar amounts in thousands)
- --------------------------------------------------------------------------------



                                                             For the Six Months Ended June 30,
                                                            ----------------------------------
                                                                 1996                  1995
                                                                 ----                  ----
Cash flows from operating activities:
Net income                                                  $  17,462              $  10,613
Non-cash revenues and expenses included in income:
          Provision for depreciation and amortization           5,994                  3,436
          (Gain)on sales of investments                          (226)                  (880)
(Increase) decrease in accounts receivable                     (3,214)                   238
Increase in accounts payable and other liabilities              3,639                    484
Change in other assets                                          1,942                 (1,150)
                                                             -----------           ------------
CASH FLOWS GENERATED BY OPERATING ACTIVITIES                   25,597                 12,741
                                                             -----------           ------------
Cash flows from investing activities:
Rental property activity:
     Additions to / (Sales) of land and buildings, net        (60,751)                 3,651
 Other investing activities                                       434                     12
                                                             -----------           ------------
NET CASH FLOWS (USED IN) GENERATED BY INVESTING ACTIVITIES    (60,317)                 3,663
                                                             -----------           ------------
Cash flows from financing activities:
Mortgage loans payable:
        Principal payments                                       (728)                  (480)
Lines of credit:
        Advances                                               47,000                      -
        Principal repayments                                   (9,200)                     -
Proceeds from exercises of stock options                          413                    385
Dividends paid                                                (18,121)               (13,774)
                                                             -----------           ------------
NET CASH FLOWS GENERATED BY (USED IN) FINANCING ACTIVITIES     19,364                (13,869)
                                                             -----------           ------------
(Decrease) increase in cash and short-term investments        (15,356)                 2,535
Balance at beginning of period                                 16,057                  3,887
                                                             -----------           ------------
        Balance at end of period                             $    701              $   6,422
                                                             -----------           ------------
                                                             -----------           ------------

See notes to financial statements

BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS (unaudited)
- --------------------------------------------------------------------------------
June 30, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995 and transition report Form 10-K for the five months ended December 31, 1995, together with the portions of the company's 1995 Annual Report to shareholders incorporated therein by reference. In the opinion of management, all adjustments (consisting of normal recurring adjustments only) have been made which are necessary for a fair statement of the results for the interim period presented herein.

BRE has elected to recast the full comparative periods pursuant to the change made in May 1996 in the fiscal year to a calendar year end effective December 31, 1995. Therefore, amounts presented reflect the financial position and results of operations from January 1, 1996 to June 30, 1996 and the comparative period for the prior year. Certain reclassifications have been made to the 1995 financial statements to conform to the presentation of the 1996 financial statements.

NOTE B - STOCK SPLIT

In May 1996, the Directors approved a two-for-one stock split to be effected in the form of a stock dividend to Shareholders of record as of June 7, 1996, payable on June 27, 1996. All share and per share information in these financial statements has been retroactively restated for the stock split.

NOTE C - NET INCOME PER SHARE

Net income per share is based upon the average weighted number of shares outstanding during the periods.

NOTE D - UNSECURED DEBT

In April 1996, the BRE entered into two lines of credit totaling $100,000,000 at LIBOR plus 1.0% as to $30,000,000 and LIBOR plus 1.25% for the remaining $70,000,000. Borrowings under these agreements totaled $56,000,000 as of June 30, 1996. Additionally, as part of the Merger with Real Estate Investment Trust of California completed in March 1996, the Company assumed unsecured debt of $55,000,000.

NOTE E - LITIGATION

The company, because of the nature of its business, is sometimes subject to various threatened or filed legal claims, including certain environmental actions. While it is not

BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------

feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions, individually or in the aggregate, will have a material effect on the company's results of operations, cash flows, liquidity or financial position.

NOTE F - COMMITMENTS

BRE has entered into a development and option agreement with Picerne Development Corporation for the development of Arcadia Cove, a 432-unit apartment complex in Phoenix, Arizona. The development is being financed through two loans to Picerne made by Wells Fargo Bank. The amounts available under the two loans are $4,226,000 (standing loan) and $19,125,000 (construction loan), for a total of $23,351,000. As of June 30, 1996, $18,635,000 was outstanding under the loans. BRE has guaranteed repayment of the loans. Pursuant to the agreement the acquisition of the property was completed in July 1996. The total cost of the property was approximately $24,400,000. Portions of certain additional costs will be capitalized until the property achieves stabilized occupancy, which is projected to be within one year of the acquisition.

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

The company has also committed to purchase Berkshire Court, an apartment complex with 266 units under construction near Portland, Oregon at a price of $16,410,000. BRE purchased the property following its completion in accordance with plans and specifications, plus attainment of certain occupancy levels in July 1996.

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

The summary of total commitments outstanding is as follows:

                                                          Dollar Amounts in
                                                  Units       thousands
                                                  -----       ---------
    Arcadia Cove (acquired 7/96)                   432        $24,400
    Newport Landing II                             240         12,940
    Berkshire Court (acquired 7/96)                266         16,410
    Sycamore Valley                                440         23,593
                                                ---------   ------------
                                                 1,378        $77,343
                                                 ------       --------
                                                 ------       --------

BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------
June 30, 1996

LIQUIDITY AND CAPITAL RESOURCES

The company's cash and short-term investments totaled $701,000 at June 30, 1996, down from $16,057,000 at December 31, 1995. These funds have been used primarily to fund property acquisitions under the Company's business plan to become the preeminent multi-family real estate investment trust in the Western United States. The Company will continue its planned disposition of non-core assets to generate additional funds to be re-deployed into multi-family assets.

BRE purchased two properties in the Northwest during the quarter ended June 30, 1996. The Ballinger Commons Apartments complex located in North Seattle with 485 units was acquired for $29,400,000. Thrasher's Mill Apartments in Bothell, Washington was purchased for $10,300,000 and has 214 units. These two acquisitions along with the Candlewood North Apartments acquired in February 1996, aggregate $49.8 million and add a total of 888 units to the portfolio for the six month period ended June 30, 1996.

In conjunction with the acquisition of the Ballinger Commons Apartments and Thrasher's Mill Apartments, BRE utilized its bank lines of credit by borrowing $26,000,000 and $13,000,000 under separate credit facilities.

In addition, as more fully discussed in Note D of Notes to Financial Statements, BRE has committed a total of $77,343,000 for the purchase of four apartment communities. These acquisitions may be funded through a combination of tax-deferred exchanges, cash and borrowings under the Company's lines of credit.

BRE has announced an agreement to sell 47 acres of land under a large apartment complex in Daly City, California to the owner of the improvements for a cash purchase price of $58 million. The sale is intended to be treated as a series of tax-deferred exchanges into apartment properties. BRE's basis in the land for both book and tax purposes is $7.4 million; accordingly, the company would realize a one-time non-recurring gain on sale of (after selling costs, amortization of the deferred advisory fee and other title and closing costs) approximately $49.3 million. The sale was completed in July 1996.

BRE has under contract for sale seven light industrial properties for approximately $29,400,000. The seven properties under contract represent approximately 380,000 square feet or approximately 42% of BRE's industrial/commercial portfolio. The aggregate book value of the properties and the cost of sale approximates the total purchase price. The sale was completed in July 1996.

BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------

In addition to cash and short-term investments, the company has available bank lines of credit totaling $100,000,000. There were borrowings of $56,000,000 outstanding under the lines of credit at June 30, 1996. The company used a portion of the lines of credit to fund the cash portion of the purchase price for the apartment acquisitions described above. These credit lines give the company added flexibility to implement its growth strategy.

As reported earlier in the year, pursuant to the Merger with RCT on March 15, 1996, BRE (i) acquired $274,400,000 in equity investments in real estate, (ii) assumed secured and unsecured RCT notes payable of $95,400,000, and other liabilities totaling $8,000,000, and (iii) issued 10,684,436 shares of Class A common stock valued at $171,000,000 for the conversion of RCT shares of beneficial interest.

RESULTS OF OPERATIONS

Net income for the quarter and six months ended June 30, 1996 was $10,078,000 ($.31 per share) and $17,462,000 ($.62 per share), compared to $3,794,000 ($.17 per share) and $10,613,000 ($.49 per share) for the same quarter and six months last year. All per share amounts have been retroactively adjusted to reflect the 2 for 1 stock split as of June 27, 1996 and the change in financial reporting year end. On May 20, 1996, the Company elected to change its year end from July 31 to December 31, effective December 31, 1995.

Funds from operations totaled $13,388,000 and $22,961,000 for the quarter and six months ended June 30, 1996, up 17% and 15% from the same periods last year on a per share basis. Funds from operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus provisions for depreciation, amortization and possible investment losses. Because income-producing properties are typically evaluated without taking into account non-cash charges such as provisions for depreciation, amortization and possible investment losses, management believes that funds from operations is an appropriate supplemental measure of the company's operating performance.

At June 30, 1996, overall occupancy levels by property asset class were as follows:

    PROPERTY TYPE                                   OVERALL OCCUPANCY
    -----------------------------------------------------------------
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

BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------

dividing by the total square footage of all the non-core assets.

REVENUE

Rental income rose 73% for the quarter and 44% for the six months ended June 30, 1996 from the comparable periods last year. The increases reflect the properties acquired upon consummation of the Merger, new acquisitions and improved performance of existing apartment communities. In addition, two vacant properties were sold in the third and fourth quarters of 1995, for approximately $13,000,000, and those proceeds were reinvested in multi-family investments.

EXPENSES

Operating expenses of equity investments increased 67% and 40% for the quarter and six months ended June 30, 1996 from the year earlier periods, primarily due to properties added to the portfolio through the Merger and expenses on the new apartment acquisitions.

For the quarter and six month period ended June 30, 1995, general and administrative expenses were $1,092,000 and $2,126,000 as compared to $1,325,000 and $2,633,000 for the prior year.

Interest expense was up $2,569,000 and $3,177,000 from the comparable quarter and six months last year. This increase reflected the notes assumed as part of the Merger; utilization of bank credit lines to acquire Ballinger Commons and Thrasher's Mill Apartments; and new mortgage loans, assumed since August 1, 1994, on Camino Seco Village, Colonia del Rio, Fountain Plaza, Hacienda del Rio, Oracle Village, SpringHill and Verandas Apartments.

DIVIDENDS

The $.33 per share dividend was declared and paid for the quarter ended June 30, 1996. The dividend exceeded reportable net income.

On May 20, 1996, the Directors approved a two-for-one stock split to be effected in the form of a stock dividend to shareholders of record June 7, 1996, payable on June 27, 1996.

BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
    1. On April 30, 1996, the company announced the selection of John McMahan by the Board of Directors of the company to be Chairman of the Board. Mr. McMahan who has been a member of the Board of Directors since 1993 succeeds Arthur G. von Thaden who will continue to serve as a director of the company.

    2. Proforma information on results of operations related to Merger with Real Estate Investment Trust of California as if Merger had occurred at the beginning of each period reported in this Form 10-Q:

Unaudited (000's,               For the Three Months         For the Six
except per share data)              Ended June 30        Months Ended June 30
                                  1996        1995        1996        1995
                                  ----        ----        ----        ----
Revenues                      $  26,800   $  24,300   $  54,100   $  48,600
Net income                    $  10,100   $   6,600   $  21,300   $  16,000
Net income per share          $     .31   $     .20   $     .65   $     .50


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits:
              Exhibit 11 - Primary and Fully Diluted Earnings per Share.

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

BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                            BRE PROPERTIES, INC.
                                                                    (Registrant)




Date     July 14, 1996                 /s/LeRoy E. Carlson
- ----------------------                 --------------------
                                       Executive Vice President,
                                       Chief Financial Officer and Secretary