Form 10-K
period 1995-12-31
BRE PROPERTIES INC /MD/
filed 1996-08-19
CIK 1011174

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-K
(Mark One)
(  )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                                          OR
(X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the five months ended December 31, 1995

Commission File No. 0-5303

                                 BRE PROPERTIES, INC.
- --------------------------------------------------------------------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Maryland                                    94-1722214
- -------------------------------------            ------------------------------
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NUMBER)

         One Montgomery Street
         Telesis Tower, Suite 2500
         San Francisco, California                        94104-5525
- -------------------------------------            ------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                    (415) 445-6530
- --------------------------------------------------------------------------------
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

             Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
- -------------------                   -----------------------------------------
Class A common stock, $.01 par value                    New York Stock Exchange
Common Stock Purchase Rights                            New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes   X  .               No        .
                        ----                    ------
INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS
FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [   ]

At August 14, 1996, the aggregate market value of the registrant's shares of Class A common stock, $.01 par value, held by nonaffiliates of the registrant was approximately $690,600,000. At that date 32,692,336 shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The description of BRE Common Stock contained in BRE's Proxy Statement dated August 17, 1987, under the heading "Proposal to Incorporate the Trust in Delaware - Description of BARI - Delaware Common Stock," and BRE's Proxy Statement dated October 12, 1993, under the heading "Amendment of Restated Certificate of Incorporation to Increase the Number of Authorized Shares of Class A Common Stock".

Proxy and Registration Statements on Form S-4 filed on December 22, 1995, as amended February 9, 1996 pages 108-110, 112-121, 122-123 and 129 as attached in Exhibits 99.1-99.4.

Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1996.

Current Report on Form 8-K dated April 1, 1996, as amended by Form 8-K/A dated May 18, 1996.

Registration on Form S-8 dated April 2, 1996.

Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                                        PART I
- --------------------------------------------------------------------------------

ITEM 1.  BUSINESS

CORPORATE PROFILE

BRE Properties, Inc. ("BRE" or the "company"), formerly a Delaware corporation that reincorporated in Maryland in March 1996, is a self-administered equity real estate investment trust which primarily owns and operates multifamily properties in the western United States. At December 31, 1995, BRE had ownership interests in 8,794 garden apartment units (5,475 wholly owned and 3,319 on land leased to others) in California, Arizona, Washington and Oregon. On that date, BRE also held ownership interests in thirteen commercial and retail properties (including two held in partnerships in which the company is a limited partner). Founded in 1970, the company has paid 102 consecutive quarterly dividends to shareholders since it commenced operations.

On March 15, 1996, Real Estate Investment Trust of California, a California real estate investment trust ("RCT"), merged with and into BRE (the "Merger"), in accordance with the terms and conditions of the Agreement and Plan of the Merger dated October 11, 1995. The Merger was treated as a purchase for accounting purposes.

Pursuant to the Merger with RCT on March 15, 1996, BRE (i) acquired $274,400,000 in equity investments in real estate, (ii) assumed secured and unsecured RCT notes payable of $95,400,000, and other liabilities totaling $8,000,000, and
(iii) issued 5,342,218 shares of Class A common stock valued at $171,000,000 for the conversion of RCT shares of beneficial interest.

STRATEGIC FOCUS

The key aspects of the company's strategy include a focus on the acquisition of multifamily properties; an accelerated, but orderly, disposition of industrial properties; increased access to the capital markets for financing; and the internalization of property management.

STRUCTURE AND INVESTMENT POLICY

BRE has operated since its July 1970 inception as a real estate investment trust pursuant to Sections 856-860 of the Internal Revenue Code, as amended. Its long-range investment policy emphasizes the purchase of fee ownership of both land and improvements, primarily in multifamily communities located in the Western United States. Among other things, this policy is designed to enable management to monitor developments in local real estate markets and to take an active role in managing the company's properties and improving their performance. The policy is subject to ongoing review by the Board of Directors and may be modified in the future to take into account changes in business or economic conditions, as circumstances otherwise warrant, if it determines that such changes are in the best interests of the company and its shareholders.

CHANGE IN FISCAL YEAR

On May 20, 1996, the company announced that it would change its fiscal year-end to December 31 from July 31. The new accounting period will begin with the quarter ending June 30, 1996. The report covering the transition period from August 1, 1995 through December 31, 1995, referred to herein as "Transition 1995", is filed with this Form 10-K.

REVENUES AND OCCUPANCY

The following table shows the percentage of the company's total rental revenues contributed by certain classes of properties during the five months ended December 31, 1995, and the fiscal years ended July 31, 1995, 1994, and 1993, respectively. It also shows the overall occupancy levels for these classes of properties at December 31, 1995.

                                              PERCENT OF REVENUES
                           OVERALL     ---------------------------------
                         OCCUPANCY AT   Dec.    July      July      July
Type of Property        DEC. 31, 1995   1995    1995      1994      1993
- -----------------       -------------   ----    ----      ----      ----
Multifamily                  95%         79%     77%       71%       63%
Commercial and retail        97%         21      23        29        37
                             ---        ---     ---       ---       ---
Total Portfolio              95%        100%    100%      100%      100%
                          ----------    ----    ----      ---       ---
                          ----------    ----    ----      ---       ---

    The weighted average occupancy is calculated by multiplying the occupancy for each property by its square footage and dividing by the total square footage in the portfolio.

PORTFOLIO AT DECEMBER 31, 1995

At December 31, 1995, the company's portfolio of income-producing real estate included, as a percent of cost, the following investments:

                            PERCENT                                PERCENT
              NUMBER OF       OF                     NUMBER OF       OF
              PROPERTIES     COST                    PROPERTIES     COST
              ----------    -------                  ----------    --------
Multifamily        25        72%       California        23           63%
Commercial                             Arizona           11           22
   and retail      13        28        Washington         3           11
                   --       ---
                                       Oregon             1            4
                                                       -----         ---
   TOTAL:          38       100%       TOTAL:            38          100%
                   --       ---                        -----         ---
                   --       ---                        -----         ---


See Items 2 and 7 of this report for a description of the company's individual investments and of certain developments during the year with respect to these investments.

COMPETITIVE CONDITIONS

BRE competes with many similar domestic and foreign real estate companies for investments in quality properties and for tenants to occupy the space in its multifamily complexes, commercial and retail projects.

EMPLOYEES

As of December 31, 1995, the company had 21 employees. The company also has engaged 10 independent property management firms to manage 27 of its apartment and multi-tenant commercial properties.

The Merger between BRE and RCT in March 1996 provided BRE with the management capabilities and personnel to begin the internalization of the property management functions. Following the Merger, the total number of BRE employees grew from 21 to approximately 323 individuals as of July 31, 1996.

POTENTIAL ENVIRONMENTAL RISKS

Investments in real property create a potential for environmental liability on the part of the owner of, or any mortgage lender on, such real property. If hazardous substances are discovered on or emanating from any of the company's properties, the owner or operator of the property (including the company) may be held strictly liable for all costs and liabilities relating to such hazardous substances. The company's current policy is to obtain a Phase I environmental study on each property it seeks to acquire and to proceed accordingly. The company currently carries no insurance for environmental liabilities, although policies in effect in earlier years may in some cases provide coverage for environmental liabilities which may have occurred during the earlier policy periods.

RECENT DEVELOPMENTS

For additional information regarding the Merger, see Note 12 of Notes to the Financial Statements contained in Item 8 of this document.

For information regarding acquisitions, reference is made to Management's Discussion and Analysis in Item 2 of the Quarterly Reports on Form 10-Q for the fiscal quarters ended January 31, 1996 and April 30, 1996, which information is incorporated herein by reference to excerpts of the Form 10-Qs.

ITEM 2.    PROPERTIES

GENERAL

In addition to the information set forth in this Item 2, information on the company's portfolio is set forth in Schedule III under Item 14(d).

The company carries earthquake insurance on all of its properties. The annual aggregate limits for flood and earthquake coverage (after payment of deductibles) are $5,000,000 (in California) and $10,000,000 (outside of California). On June 3, 1996, the Company increased its coverage to an aggregate limit of $50,000,000 for flood and earthquake coverage (after payment of deductibles of 2% of damages.)

MULTIFAMILY PROPERTIES

As reflected in the following chart, during the five months ended December 31, 1995 and the last five fiscal years ended July 31, multifamily properties have increased as a percentage of the company's portfolio of income producing properties and revenues:

                                      DECEMBER 31              JULY 31
- ------------------------------------------------- ----------------------------------------------
                                          1995      1995      1994      1993      1992      1991
- ------------------------------------------------- ----------------------------------------------
   Percentage of portfolio at cost        72%       68%       62%       53%       41%       38%
   Revenues generated                     79%       77%       71%       63%       58%       54%


From August 1995 through December 1995, revenue from the multifamily properties in the portfolio increased $580,000 or 3.4%, compared to the same period in 1994. Multifamily property operating expenses also grew but at a lower rate (2.6%). This resulted in higher net operating income of 3.8% for this segment of the portfolio during the five months ended December 31, 1995 compared to the five months ended December 31, 1994.

COMMERCIAL AND RETAIL PROPERTIES

A majority of the company's commercial and retail properties (i.e. properties other than multifamily) are leased to tenants under long-term operating leases. For additional information regarding these leases, see Note 3 of Notes to the Financial Statements included in Item 8. At December 31, 1995, the company had approximately 13 separate leases with approximately 12 tenants in its commercial properties.

Of the company's eight fully occupied light-industrial, warehouse/distribution and office properties, two have multiple tenants, each with one tenant occupying more than 50% of the net rental space, and six have single tenants.

One light industrial property, Irvine Spectrum (50,000 square feet in Irvine, California) was sold for $4 million on October 24, 1995. The sale was structured as a tax-deferred exchange for the 189-unit Candlewood North Apartment community which was acquired in February 1996.

In September 1995, the company completed the sale of Pomona Warehouse (358,000 square feet in Pomona, California) which had been vacant since December 1993. The proceeds were used for a tax-deferred exchange into the 240-unit apartment community Newport Landing Phase I, in Glendale, Arizona.

HEADQUARTERS

The company maintains its corporate headquarters at One Montgomery Street, Suite 2500, Telesis Tower, San Francisco, California. A sublease with Wells Fargo Bank, for an eleven-year term, is for 10,142 rentable square feet at annual per square foot rents which began at $23 and rise to $34 in the tenth year. The lease term ends December 17, 1998.


ITEM 3.  LEGAL PROCEEDINGS

The company is defending various claims and legal actions that arise from its normal course of business, including certain environmental actions. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions, individually or in the aggregate, will have a material effect on the company's results of operations, cash flows, liquidity or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Results of the matters submitted to the vote of security holders contained under the caption "Submission of Matters to a Vote of Security Holders" on page 13 in
Item 4 of the April 30, 1996 10-Q are incorporated herein by reference.



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

The shares of the company's Class A common stock are traded on the New York Stock Exchange under the symbol BRE. As of December 31, 1995, there were approximately 22,000 recordholders of the company's shares of Class A common stock. The prices and dividends below retroactively reflect the two for one stock split discussed in Note 12 to Notes to Financial Statements.

                           TRANSITION 1995                 FISCAL 1995                   FISCAL 1994
                   ----------------------------------------------------------------------------------------
                      Stock Price     Dividends    Stock Price      Dividends    Stock Price      Dividends

                   ----------------              ----------------               --------------
                    High       Low       Paid     High       Low       Paid     High      Low        Paid
- -----------------------------------------------------------------------------------------------------------
August 1 through
October 31        $17.00    $15.75     $.315        -         -         -         -         -         -
November 1 through
December 31        18.69     15.82      .315        -         -         -         -         -         -
First Quarter
(October 31)          -         -         -     $15.69    $15.00      $.300    $17.75    $16.63      $.300
Second Quarter
(January 31)          -         -         -      15.63     15.13       .300     17.82     16.57       .300
Third Quarter
(April 30)            -         -         -      15.94     15.07       .315     17.13     15.25       .300
Fourth Quarter
(July 31)             -         -         -      16.19     14.94       .315     15.75     15.13       .300


ITEM 6.       SELECTED FINANCIAL DATA

                                              Transition                       Years ended July 31
                                                           ---------------------------------------------------------
(DOLLAR AMOUNTS IN THOUSANDS,
EXCEPT PER SHARE DATA)                           1995        1995        1994         1993       1992        1991
- --------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Revenues                                       $28,006     $62,594     $53,579     $44,695     $39,639     $40,190

Net income                                       9,238      23,555      22,305      26,482      20,292      15,342
Plus: Net (loss) gain on sales of
        investments                                899      (2,370)       (548)     (9,869)     (5,697)          -
      Depreciation and amortization              3,294       7,658       6,674       5,453       4,629       4,666
      Provision for investment losses                -       2,000           -           -           -           -
                                               ---------------------------------------------------------------------
Funds from operations                           13,431      30,843      28,431      22,066      19,224      20,008
Dividends paid                                  13,823      26,885      26,200      20,066      19,004      18,989
         Payout ratio                              103%        87%          92%         91%         99%         95%

PER SHARE DATA
Income before (loss) gain on sales of             $.46       $1.06       $1.00        $.95        $.92        $.97
investments
Net (loss) gain on sales of investments          (.04)         .11         .02         .56         .36           -
Provision for possible investment losses             -       (.09)           -           -           -           -
                                               ---------------------------------------------------------------------
Net income                                         .42        1.08        1.02        1.51        1.28         .97
Dividends paid                                     .63        1.23        1.20        1.20        1.20        1.20
Average shares outstanding                      21,980      21,882      21,866      17,548      15,840      15,824

FINANCIAL POSITION
Total assets                                  $354,895    $347,886    $322,895    $299,932    $208,882    $210,005
Real estate portfolio, before depreciation     371,438     378,356     326,628     284,134     221,965     213,871
Cash and short-term investments                 16,057       4,462      28,938      45,109       9,846      14,445
Long-term debt                                 112,290     100,828      73,944      46,692      62,974      65,636
Shareholders' equity                           239,248     242,942     245,485     249,262     142,295     140,850


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 31, 1995

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and short-term investments totaled $16,057,000 at December 31, 1995, up from $4,462,000 at July 31, 1995. In addition to the $16,057,000 in cash and short-term investments, $3,854,000 was in escrow for completion of a tax-deferred exchange.

During the five months ended December 31, 1995, BRE borrowed, on a non-recourse basis, $12,000,000 secured by the Verandas Apartments in Union City, California. The loan has a 10-year term, with amortization based on 30 years, and a fixed interest rate of 7.3%. The balloon payment at maturity is $10,732,000. Depending on market conditions at maturity, the Company may choose, among other things, to renegotiate the terms with the existing lender, refinance the property with another lender or sell assets to repay the balloon amounts.

Also during Transition 1995, BRE completed the tax deferred exchange of the vacant Pomona Warehouse property in Pomona, California for the 240-unit Phase I of Newport Landing Apartments in Glendale, Arizona. The loss on the disposition of the Pomona Warehouse was $93,000.

In addition, $3,854,000 has been placed in escrow from the proceeds of the disposition of the vacant Irvine Spectrum property in Irvine, California. The proceeds were invested on a tax-deferred basis in Candlewood North Apartments in February 1996. The loss on the disposition of the Irvine Spectrum Property was $819,000.

An additional $400,000 was invested during Transition 1995 in tenant improvements at commercial and retail properties, and $202,000 was invested in improvements to existing apartments.

In addition, as more fully discussed in Note 12 of Notes to Financial Statements, BRE has committed a total of $127,532,000 for the purchase of seven multifamily communities. Five of these communities were purchased between February and July 1996 for $90,982,000 with cash, proceeds from tax-deferred exchange, and drawings on the Company's lines of credit. The remaining acquisitions will be funded through a combination of tax-deferred exchanges, cash and borrowings.

Reference is made to Note 12 of Notes to Financial Statements for discussion of property dispositions occurring subsequent to December 31, 1995.

In addition to cash and short-term investments, the Company had available bank lines of credit totaling $30,000,000 as of December 31, 1995. There were no borrowings under the lines of credit at December 31, 1995. As of July 31, 1996, the amount available under bank lines of credit was raised to $100,000,000 as a result of the Merger and in order to finance apartment acquisitions described above.

RESULTS OF OPERATIONS

Net income for the five months ended December 31, 1995 was $9,238,000 ($.42 per share), compared to $10,782,000 ($.49 per share) for the same period in 1994. Included in the Transition 1995 results were net losses on sales of investments of $899,000 ($.04 per share), compared to net gains on sales of investments of $1,250,000 ($.06 per share) for the same period in 1994.

Funds from operations totaled $13,431,000 for Transition 1995, up 6% from the same period in 1994. Funds from operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus provisions for depreciation, amortization and possible investment losses. Because income-producing properties are typically evaluated without taking into account non-cash charges such as provisions for depreciation, amortization and possible investment losses, management believes that funds from operations is an appropriate supplemental measure of the Company's operating performance.

Reference is made to Item 1 under the caption "Revenues and Occupancy" for the overall occupancy levels by class of property.

REVENUE

Total revenues, of which approximately 96% represents rental revenues, rose 11% from the comparable period in 1994. The increase is primarily the result of apartment communities acquired with high occupancy levels over the past year.

EXPENSES

Operating expenses of rental properties for Transition 1995 increased 14% from the comparable period in 1994, primarily due to expenses on the new apartment acquisitions. General and administrative expenses were $1,475,000 for Transition 1995, slightly up from the comparable period in 1994 due to higher salaries and employee benefits due to a larger staff to accommodate growth.

Commencing August 1, 1995, BRE began allocating a portion of its salaries, employee benefits and other personnel costs to the real estate expense of the properties in the portfolio. While this reclassification does not change BRE's net income or funds from operations, such allocation reduces reported general and administrative expenses and increases real estate expense by an equal amount. Management believes that this allocation is consistent with industry practices and will provide better matching of the revenue generated by the properties and the expenses required to generate that revenue. The amounts reclassified from general and administrative expenses to real estate expenses under this allocation method were $666,000 for the five-month period.

As more fully discussed in Note 12 of Notes to Financial Statements, on October 11, 1995 BRE entered into the Merger Agreement with RCT.

Interest expense was $3,547,000 for the five month period. Interest expense has increased on an annualized basis as a reflection of new mortgage loans, assumed since August 1, 1994, on Camino Seco Village, Colonia del Rio, Fountain Plaza, Hacienda del Rio, Oracle Village, Spring Hill and Verandas Apartments. The principal of these loans totaled approximately $27,939,000.

GAIN (LOSS) ON SALES

A loss of $912,000 was recorded during Transition 1995 on the previously discussed sales of Pomona Warehouse and Irvine Spectrum. Offsetting the losses was the $13,000 increase in the reported gain on Marymoor Warehouse, sold in November 1994.

DIVIDENDS

The $.63 per share dividend for Transition 1995 was approximately 103% of funds from operations as two quarters' dividends were paid during the five-month period. The dividend exceeded reportable net income. Reference is made to Note 12 to Notes to Financial Statements for discussion of the stock split and dividends declared and paid subsequent to December 31, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements. Such Financial Statements and Schedules are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
    ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
(a)  EXECUTIVE OFFICERS.

The following persons were executive officers of the company as of December 31, 1995:


                          Age at
Name                December 31, 1995                                Position(s)
- --------------------------------------------------------------------------------
Frank C. McDowell          47          President, Chief Executive Officer and
                                       Director
Arthur G. von Thaden       63          Chairman and Director
Byron M. Fox               56          Executive Vice President
Ronald P. Wargo            52          Senior Vice President
Howard E. Mason, Jr.       63          Senior Vice President, Finance
Ellen G. Breslauer         48          Secretary and Treasurer
- --------------------------------------------------------------------------------

Mr. McDowell was appointed to his current position on June 5, 1995, at which time Mr. von Thaden, who had been President and Chief Executive Officer, became chairman. Mr. Fox and Mr. Wargo were appointed to their positions in October of 1992. All of the other executive officers have held their respective positions since September 30, 1987. Set forth below is information regarding the business experience of each of the executive officers:

    From 1992 to 1995, Mr. McDowell was Chief Executive Officer and Chairman of Cardinal Realty Services, Inc. ("Cardinal"), a Columbus, Ohio-based apartment management company and owner of multifamily housing. At December 31, 1994, Cardinal ranked as the nation's 19th largest owner of apartments and as the 15th largest apartment management company. From 1988 to 1992, Mr. McDowell was Senior Vice President, Head of Real Estate of First Interstate Bank of Texas. Mr. McDowell holds a Bachelor of Science Degree and a Masters of Business Administration Degree, both from the University of Texas, Austin.

    Mr. von Thaden served as Chief Executive Officer of the company and its former advisor from inception in 1970. Mr. von Thaden became a Director in 1981. Mr. von Thaden holds a Bachelor of Arts Degree from Trinity College. Mr. von Thaden retired from the company as of January 17, 1996, but continues to serve as a director.

    Mr. Fox was employed by BRE and appointed Senior Vice President in December 1987. From 1977 to 1987, he was Vice President and General Manager of Dillingham Investment Corporation, a Hawaii land-investment firm. Mr. Fox holds a Bachelor of Arts Degree from Colgate University and a Master of Business Administration Degree from Harvard Business School.

    Mr. Wargo, employed in 1978, was appointed Senior Vice President in charge of Asset Management in 1992. He holds the Certified Property Manager (CPM) designation awarded by the Institute of Real Estate Management. Mr. Wargo holds a Bachelor of Science Degree from LaSalle College and a Master of Business Administration Degree from Columbia University.

    Mr. Mason was Senior Vice President, Finance from October 1980, and has been chief financial and accounting officer from inception in 1970. He is a Certified Public Accountant and served as Controller for Henry Doelger Builder, Inc. from 1965 to 1970. Mr. Mason holds a Bachelor of Arts Degree from Menlo College and a Master of Business Administration Degree from San Francisco State University. Mr. Mason will retire from the company on September 1, 1996.

    Ms. Breslauer was appointed Secretary in September 1987 after becoming Treasurer in 1981. She was employed by the company in 1971 and is a Certified Public Accountant. A Phi Beta Kappa graduate, Ms. Breslauer holds a Bachelor of Arts Degree and a Master of Business Administration from the University of California, Berkeley. Ms. Breslauer retired from the company on March 1, 1996.

    Concurrent with the Merger on March 15, 1995 three executives of RCT were added to BRE management: Jay W. Pauly as Senior Executive Vice President and Chief Operating Officer; LeRoy E. Carlson as Executive Vice President and Chief Financial Officer; and John H. Nunn as Senior Vice President, Property Management. In addition, three directors of REIT-Cal were appointed to the BRE Board of Directors, increasing BRE's Board from six to nine members.

    There is no family relationship among any of the company's executive officers or Directors.

(b) DIRECTORS. The information required by this Item is hereby incorporated by reference to the company's Proxy Statement pages 108 through 110 under the heading "Election of BRE Directors" and the caption "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" filed with the Securities and Exchange Commission, included as Exhibit 99.1 of this Report.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement pages 112 through 121 under the captions "BRE Executive Compensation and Other Information", and "Compensation Committee Report on Executive Compensation of Executive Officers," included as Exhibit 99.2 of this Report.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information required by this Item is hereby incorporated herein by reference to the Proxy and Registration Statement, pages 122 through 123 under the heading "Election of Directors" and page 129 under the heading "Principal Shareholder of BRE," included as Exhibits 99.3 and 99.4 of this Report.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information contained in Note 10 of Notes to Financial Statements, under the caption "Related Party Transactions," which information is incorporated herein by reference.

                                       PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

(a) 1.        See Index to Financial Statements and

    2.        Financial Statement Schedule. Such Financial
         Statements and Schedule are incorporated herein by reference. All schedules other than those indicated under Index to Financial Statements have been omitted since they are not required, not applicable, or the information is included in the financial statements or notes thereto.

    3.        See Index to Exhibits immediately following the signature page.
         Each of the exhibits listed is incorporated by reference.

(b) Reports on Form 8-K filed during Transition 1995 are:  None.

(c) See Index to Exhibits immediately following the signature page.

(d) See Index to Financial Statements and Financial Schedule.


ITEM 14(a)    INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                   SCHEDULE

    (1) Financial Statements:


    Report of Independent Auditors
    Balance Sheets at December 31, 1995, July 31, 1995,
         and July 31, 1994
    Statements of Income for the five months ended
         December 31, 1995, and for the three years ended
         July 31, 1995, 1994, and 1993
    Statements of Cash Flows for the five months ended
         December 31, 1995, and for the three years ended
         July 31, 1995, 1994, and 1993
    Statement of Stockholders' Equity for the five months ended
         December 31, 1995, and for the three years ended July 31, 1995, 1994, and 1993
    Note to Financial Statements

    (2) Financial Statement Schedule:

    Schedule III - Real Estate and Accumulated Depreciation

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BRE PROPERTIES, INC.


Dated: August 15, 1996                  /s/ Frank C. McDowell
                                       -------------------------
                                       Frank C. McDowell
                                       President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                    Title                            Dated
- ---------                    -----                            -----


/s/ Frank C. McDowell        President and Director           August 15, 1996
- -------------------------    (Principal Executive Officer)
Frank C. McDowell

/s/ LeRoy E. Carlson         Executive Vice President         August 15, 1996
- -------------------------    (Principal Financial and
LeRoy E. Carlson             Accounting Officer)

/s/ John McMahan             Chairman and Director
- -------------------------
John McMahan

/s/ William E. Borsari       Director                         August 15, 1996
- -------------------------
William E. Borsari

/s/ C. Preston Butcher       Director                         August 15, 1996
- -------------------------
C. Preston Butcher

/s/ L. Michael Foley         Director                         August 15, 1996
- -------------------------
L. Michael Foley

/s/ Roger P. Kuppinger       Director                         August 15, 1996
- -------------------------
Roger P. Kuppinger

/s/ Malcolm R. Riley         Director                         August 15, 1996
- -------------------------
Malcolm R. Riley

/s/ Gregory M. Simon         Director                         August 15, 1996
- -------------------------
Gregory M. Simon

/s/ Arthur G. von Thaden     Director                         August 15, 1996
- -------------------------
Arthur G. von Thaden

REPORT OF INDEPENDENT AUDITORS


Shareholders and Directors
BRE Properties, Inc.


We have audited the accompanying balance sheets of BRE Properties, Inc. as of December 31, 1995, July 31, 1995 and July 31, 1994, and the related statements of income, shareholders' equity, cash flows and the related financial schedule for the five months ended December 31, 1995 and each of the three years in the period ended July 31, 1995. These financial statements and the related schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the related schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRE Properties, Inc. at December 31, 1995, July 31, 1995 and July 31, 1994, and the results of its operations and its cash flows for the five months ended December 31, 1995 and each of the three years in the period ended July 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             Ernst & Young LLP



San Francisco, California
August 9 , 1996

BALANCE SHEETS
BRE Properties, Inc.

                                                 DEC. 31          July 31
                                                ---------- ---------------------
(Dollar amounts in thousands)                      1995       1995       1994
- ---------------------------------------------------------- --------------------
ASSETS

Investments in rental properties:

  Multifamily properties                        $ 267,847  $ 258,299  $ 204,560

  Commercial and retail properties                102,269    118,876    120,959

  Less: Accumulated depreciation and
  amortization                                    (48,036)   (47,811)   (41,264)
                                                ---------- ---------- ----------
                                                  322,080    329,364    284,255

Investments in limited partnerships                 1,322      1,181      1,109
                                                ---------- ---------- ----------
  Real Estate portfolio                           323,402    330,545    285,364

Mortgage loans, net                                 5,727      6,159      3,516
                                                ---------- ---------- ----------

                                                  329,129    336,704    288,880

Cash and other short-term investments              16,057      4,462     28,938

Other                                               9,709      6,720      5,077
                                                ---------- ---------- ----------
        TOTAL ASSETS                            $ 354,895  $ 347,886  $ 322,895
                                                ---------- ---------- ----------
                                                ---------- ---------- ----------


LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage loans payable                          $ 112,290  $ 100,828  $  73,944

Accounts payable and other liabilities              3,357      4,116      3,466
                                                ---------- ---------- ----------
     Total liabilities                            115,647    104,944     77,410

Shareholders' equity:

Class A common stock, $.01 par value,
50,000,000 shares authorized.

     Shares issued and outstanding: 21,941,730
        at December 1995; 21,924,130 at July 31,
        1995 and 21,832,966 at July 31, 1994          219        219        219

Additional paid-in capital                        212,908    212,017    211,230

Undistributed net realized gain on sales of
properties                                         26,121     30,706     34,036
                                                ---------- ---------- ----------
     Total shareholders' equity                   239,248    242,942    245,485
                                                ---------- ---------- ----------
        TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                                  $ 354,895  $ 347,886  $ 322,895
                                                ---------- ---------- ----------
                                                ---------- ---------- ----------

See notes to financial statements

STATEMENTS OF INCOME
BRE Properties, Inc.

                                                                           FIVE MONTHS
                                                                          ENDED DEC. 31              Years ended July 31
                                                                       ------------------  ----------------------------------------
(Dollar amounts in thousands)                                                 1995           1995           1994           1993
- -----------------------------------------------------------------------------------------------------------------------------------
REVENUE
Rental income:
  Multifamily                                                                $20,260        $46,547        $36,548        $26,662
  Commercial and retail                                                        6,553         13,611         14,826         15,842
Other income                                                                   1,193          2,436          2,205          2,191
                                                                           -----------    -----------    -----------    ----------
        Total revenue                                                         28,006         62,594         53,579         44,695
                                                                           -----------    -----------    -----------    ----------

EXPENSES
Real estate expenses                                                           9,553         19,643         16,970         12,886
Provision for depreciation and amortization                                    3,294          7,658          6,674          5,453
Interest expense                                                               3,547          7,117          4,547          6,551
General and administrative                                                     1,475          4,991          3,631          3,192
                                                                           -----------    -----------    -----------    ----------
        Total expenses                                                        17,869         39,409         31,822         28,082
                                                                           -----------    -----------    -----------    ----------
Income before (loss) gain on sales of investments in rental properties        10,137         23,185         21,757         16,613
  Net (loss) gain on sales of investments                                       (899)         2,633            626         10,966
     Less: Related advisory fee                                                    -           (263)           (78)        (1,097)
                                                                           -----------    -----------    -----------    ----------
Net (loss) gain on sales of investments                                         (899)         2,370            548          9,869
                                                                           -----------    -----------    -----------    ----------
Provision for possible investment losses                                           -         (2,000)             -              -
                                                                           -----------    -----------    -----------    ----------
        NET INCOME                                                            $9,238        $23,555        $22,305        $26,482
                                                                           -----------    -----------    -----------    ----------
                                                                           -----------    -----------    -----------    ----------

Net income per  share:
  Income before (loss) gain on sales of investments                            $0.46          $1.06          $1.00           $.95
  Net (loss) gain on sales of investments                                       (.04)           .11            .02            .56
  Provision for possible investment losses                                         -           (.09)             -              -
                                                                           -----------    -----------    -----------    ----------
        NET INCOME PER SHARE                                                   $0.42          $1.08          $1.02          $1.51
                                                                           -----------    -----------    -----------    ----------
                                                                           -----------    -----------    -----------    ----------

See notes to financial statements

STATEMENTS OF CASH FLOWS
BRE Properties, Inc.

                                                                           FIVE MONTHS
                                                                          ENDED DEC. 31              Years ended July 31
                                                                       ------------------  ----------------------------------------
(Dollar amounts in thousands)                                                 1995           1995           1994           1993
- -----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $9,238        $23,555        $22,305        $26,482
Non-cash revenues and expenses included in income:
     Net gain on tax-deferred exchanges                                            -         (2,370)             -         (9,339)
     Net loss (gain) on sales of investments                                     899              -           (548)          (530)
     Provision  for depreciation and amortization                              3,294          7,658          6,674          5,453
     Provision for possible investment losses                                      -          2,000              -              -
Decrease (Increase) in other assets                                             (454)        (1,643)          (661)           671
Increase (decrease) in accounts payable and other liabilities                   (759)           650           (522)           375
Other (increase)                                                                (191)          (517)           844         (2,099)
                                                                           -----------    -----------    -----------    -----------
Cash flows generated by operating activities                                  12,027         29,333         28,092         21,013
                                                                           -----------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Rental property activity:
  Funds deposited in escrow for tax deferred exchange                          3,854              -              -              -
  Property purchased                                                               -        (17,623)       (37,106)       (30,149)
     Subsequent improvements to property purchased                                 -           (131)          (229)             -
     Apartment Expansion                                                        (754)        (1,688)        (4,451)             -
  Invested in property acquired through tax-deferred                               -              -              -              -
  exchange:
     Mortgage loan proceeds                                                        -              -              -        (17,500)
     Cash                                                                       (111)          (248)             -         (1,556)
  Space preparation and tenant improvements:
     Shopping centers                                                           (399)        (2,935)        (1,224)        (1,329)
     Light industrial and warehouse                                               (1)          (765)        (1,642)          (396)
  Reconditioning of light industrial and warehouse buildings                       -           (122)          (838)           (34)
  Improvements to existing apartments                                           (202)          (251)          (222)           (71)
  Proceeds from sales of property                                                  -              -          9,189              -
New mortgage loans funded                                                          -         (3,100)             -              -
Principal payments and satisfaction on mortgage loans receivable                 432            207            320            418
Capitalized costs of future merger                                            (1,166)             -              -              -
                                                                           -----------    -----------    -----------    -----------
Net cash flows generated by (used in) investing activities                     1,653        (26,656)       (36,203)       (50,617)
                                                                           -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loans payable:
     New mortgage loans                                                       12,000              -         19,718         36,442
     Prepayments                                                                   -              -         (1,017)        (5,147)
     Other principal payments                                                   (539)        (1,055)          (689)          (694)
Proceeds from grants of restricted shares and exercises of options               277            787            128             64
Net proceeds from public stock offering                                            -              -              -         54,971
Redemption of 9.5% debentures                                                      -              -              -           (703)
Dividends paid                                                               (13,823)       (26,885)       (26,200)       (20,066)
                                                                           -----------    -----------    -----------    -----------
Net cash flows (used in) generated by financing activities                    (2,085)       (27,153)        (8,060)        64,867
                                                                           -----------    -----------    -----------    -----------
Increase (decrease) in cash and short-term investments                        11,595        (24,476)       (16,171)        35,263
Balance at beginning of period                                                 4,462         28,938         45,109          9,846
                                                                           -----------    -----------    -----------    -----------
     Balance at end of period                                                $16,057         $4,462        $28,938        $45,109
                                                                           -----------    -----------    -----------    -----------
                                                                           -----------    -----------    -----------    -----------

See notes to financial statements

STATEMENTS OF SHAREHOLDERS' EQUITY
BRE Properties, Inc.


                                                                           FIVE MONTHS
                                                                          ENDED DEC. 31              Years ended July 31
                                                                       ------------------  ----------------------------------------
(Dollar amounts in thousands)                                                 1995           1995           1994           1993
- -----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
  Balance at beginning of period/year                                           $219           $219           $219           $159
  Sale of shares                                                                   -              -              -             30
  Conversion of debentures                                                         -              -              -             30
                                                                           -----------    -----------    -----------    -----------
  Balance at end of period/year                                                  219            219            219            219
                                                                           -----------    -----------    -----------    -----------

ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of period/year                                        212,017        211,230        211,102        110,591
  Sale of shares                                                                 614              -              -         54,971
  Conversion of debentures                                                         -              -              -         45,476
  Restricted shares granted and stock options exercised                          277            787            128             64
                                                                           -----------    -----------    -----------    -----------
  Balance at end of period/year                                              212,908        212,017        211,230        211,102
                                                                           -----------    -----------    -----------    -----------

UNDISTRIBUTED NET REALIZED GAIN ON SALES OF PROPERTIES
  Balance at beginning of period/year                                         30,706         34,036         37,931         31,515
  Net income for period/year                                                   9,238         23,555         22,305         26,482
  Cash dividends paid - $.63 per share August 1,1995 to
     December 31,1995; $1.23 per share in the fiscal year ended
     July 31,1995; and $1.20 per  share in fiscal years ended
     July 31,1994 and 1993                                                   (13,823)       (26,885)       (26,200)       (20,066)
                                                                           -----------    -----------    -----------    -----------
  Balance at end of period/year                                               26,121         30,706         34,036         37,931
                                                                           -----------    -----------    -----------    -----------
     TOTAL SHAREHOLDERS' EQUITY                                             $239,248       $242,942       $245,485       $249,252
                                                                           -----------    -----------    -----------    -----------
                                                                           -----------    -----------    -----------    -----------

See notes to financial statements

1.   COMPANY

BRE Properties, Inc. ("BRE" or "the Company") is a self-administered real estate investment trust ("REIT") which owns and operates multifamily communities and other income producing properties in the Western United States. At December 31, 1995, BRE's portfolio consisted of 38 properties, including 25 multifamily communities (aggregating 8,794 units, consisting of 5,475 wholly owned units and 3,319 units on land leased to others) and 13 commercial and retail properties (including 2 held in partnerships in which BRE is a limited partner). Of these properties, 23 are located in California, 11 in Arizona, 3 in Washington and 1 in Oregon. The 38 properties contain, in the aggregate, approximately 8,650,000 net rentable square feet of improvements on approximately 511 acres of land.

In March 1996, BRE merged with Real Estate Investment Trust of California ("RCT"). This and other subsequent events are disclosed in Note 12.

2.   ACCOUNTING POLICIES

CHANGE IN YEAR-END AND TRANSITION PERIOD FINANCIAL REPORT

In May 1996, BRE elected to change its year end from July 31 to December 31, effective December 31, 1995. The change was made to better align BRE's reporting periods with those of its industry peer group. In connection with the year-end change, the five-month period from August 1 through December 31, 1995 is being reported in this transition 10K.

Comparable condensed results for the five month period from August 1 through December 31, 1994 are as follows:

                                                  (Unaudited)
                                                   ---------
                                      August 1 through December 31, 1994
                                      ----------------------------------
Revenues                                         $25,213,000
Income before gain on sales                        9,532,000
Net gain on sales                                  1,250,000
                                                   ---------
Net income                                       $10,782,000

Net income per share:
Income before gain on sales                            $.436
Net gain on sales                                       .057
                                                        ----
Net income                                             $.493

RENTAL PROPERTY

Rental property is recorded at cost less accumulated depreciation less an adjustment, if any, for impairment. Rental properties are evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a rental property are less than its carrying value. Upon determination that such impairment has occurred, rental properties are reduced to net realizable value. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which range from 35 to 45 years for buildings and 5 to 25 years for other property.

Developments are generally considered placed in service as the property is ready for occupancy.

REAL ESTATE HELD FOR SALE

Real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

In the course of business, BRE will receive offers for sale of its properties, either solicited or unsolicited. For those offers which are accepted, the buyer will usually require a due diligence period before consummation of the transaction; it is not unusual for matters to arise which result in withdrawal of the offer during this process. As a result, real estate is not classified as "held for sale" until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are currently underway.

No properties are considered "held for sale" for this purpose as of December 31, 1995.

RENTAL EXPENSES AND CAPITALIZED COSTS

For apartment properties, costs of replacements, such as appliances, carpets and drapes, are expensed. Leasing commissions and tenant improvement costs for retail and commercial and industrial properties are expensed when the lease term is less than five years and capitalized on leases of five years or more and amortized using the straight-line method over the lease terms which range from 5 to 25 years. For all properties, improvements and betterments that increase the value of the property or extend its life are capitalized.

CASH AND OTHER SHORT-TERM INVESTMENTS

BRE considers highly liquid short-term investments with initial maturities of
three months or less to be cash equivalents.   Financial instruments which
potentially subject BRE to concentrations of credit risk include cash and short-term investments. BRE places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to BRE.

DEFERRED COSTS

Included in other assets are costs incurred in obtaining debt financing which are deferred and amortized over the terms of the respective debt agreements. Related amortization expense is included in interest expense (non-cash) in the accompanying statements of operations. Net deferred financing costs included in Other Assets in the accompanying balance sheets are $758,000, $764,000 and $703,000 as of December 31, 1995 and July 31, 1995 and 1994, respectively.

INCOME TAXES

BRE has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended ("the Code"). As a result, BRE will not be subject to federal taxation at the corporate level to the extent it distributes, annually, at least 95% of its REIT taxable income, as defined by the Code, to its shareholders and satisfies certain other requirements. In addition, all the states in which BRE owns and operates real estate properties have provisions equivalent to the federal REIT provisions. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.

(LOSSES) GAINS ON SALES OF INVESTMENTS IN RENTAL PROPERTIES

Sales are generally recorded at the close of escrow or after title has been transferred to the buyer and after appropriate payments have been received and other criteria have been met.

NET INCOME PER SHARE
Beginning August 1, 1995, net income per share is based upon the simple weighted average shares outstanding during the five month period ended December 31, 1995. For the years ended July 31, 1995, 1994 and 1993, the calculation included common stock equivalents. The effect of excluding common stock equivalents from the calculation beginning August 1, 1995 is less than 3% and is not material to the financial statement presentation.

Net income per share on a fully diluted basis is presented if dilution is greater than 3%. Such dilution only occurred in 1993 when fully diluted net income per share was $2.74.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of BRE's financial instruments, including cash and other short-term investments, accounts receivable, mortgage loans receivable, accounts payable, other accrued expenses, mortgage loans payable, lines of credit and other financial instruments, approximate their carrying or contract values based on their nature, terms, and interest rates which approximate current market rates.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION

Certain reclassifications have been made to the prior years' financial statements to conform to the presentation of the current period financial statements.

Commencing August 1, 1995, BRE began reallocating a portion of its salaries, employee benefits and other personnel costs from general and administrative to real estate expense to better reflect the functional nature of the underlying activity. While this reclassification does not change BRE's net income or funds from operations, such allocation reduces reported general and administrative expenses and increases real estate expense by an equal amount. Management believes that this allocation is consistent with industry practices and will provide better matching of the revenue generated by the properties and the expenses required to generate that revenue.

NEW ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires the recording of impairment losses on long-lived assets used in operations when indicators of impairment are present and when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The statement also requires that assets held for disposal be carried at the lower of the carrying amount or fair value less cost to sell. Depreciation on these assets is discontinued.
For this purpose, management must commit to a plan to sell or abandon the asset and it must be actively marketed for sale in the near future. BRE adopted Statement 121 in 1996 and there was no effect from the adoption of the standard.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This statement establishes a fair value based method of accounting for employee stock based compensation plans, and also permits companies to continue to apply the intrinsic value based methodology, providing certain pro-forma disclosures are made. BRE will adopt the standard in 1996 through disclosure only.

3.   INVESTMENTS IN RENTAL PROPERTY

Investments in rental property consist of the following:

                                                Commercial
                               Multifamily      and Retail          Total
                               -----------      ----------          -----
December 31, 1995:
- ------------------
Land                            $58,032,000      $16,566,000      $74,598,000
Improvements                    209,815,000       85,703,000      295,518,000
                              ---------------  ---------------  ---------------
Subtotal                        267,847,000      102,269,000      370,116,000
Accumulated Depreciation        (22,641,000)     (25,395,000)     (48,036,000)
                              ---------------  ---------------  ---------------
Total                          $245,206,000      $76,874,000     $322,080,000
                              ---------------  ---------------  ---------------
                              ---------------  ---------------  ---------------

July 31, 1995:
- --------------
Land                            $56,166,000      $22,102,000      $78,268,000
Improvements                    202,133,000       96,774,000      298,907,000
                              ---------------  ---------------  ---------------
Subtotal                        258,299,000      118,876,000      377,175,000
Accumulated Depreciation        (20,485,000)     (27,326,000)     (47,811,000)
                              ---------------  ---------------  ---------------
Total                          $237,814,000      $91,550,000     $329,364,000
                              ---------------  ---------------  ---------------
                              ---------------  ---------------  ---------------

July 31, 1994:
- --------------
Land                            $45,836,000      $22,704,000      $68,540,000
Improvements                    158,724,000       98,255,000      256,979,000
                              ---------------  ---------------  ---------------
Subtotal                        204,560,000      120,959,000      325,519,000
Accumulated Depreciation        (15,750,000)     (25,514,000)     (41,264,000)
                              ---------------  ---------------  ---------------
Total                          $188,810,000      $95,445,000     $284,255,000
                              ---------------  ---------------  ---------------
                              ---------------  ---------------  ---------------

Included in the above multifamily amounts at December 31, 1995 of $245,206,000 are land and improvements which are leased to entities under long-term operating leases expiring in various years through 2018. The entities have improved the land with buildings. BRE's carrying value for the land and its own improvements at December 31, 1995 is $85,194,000, which is net of accumulated depreciation and amortization of $25,394,000.

The future minimum lease payments to be received from the entities under these operating leases at December 31, 1995 are as follows:

(In thousands)
1996              $11,498
1997               10,260
1998                9,158
1999                8,524
2000                5,999
Thereafter         26,583
                   ------
                  $72,022
                   ------
                   ------

Rental income attributable to apartment leases is recorded when due from the tenants and is recognized monthly as it is earned, which is not materially different than on a straight-line basis. Rental income attributable to commercial and industrial leases is recorded ratably over the lease term.

Leases with tenants at wholly owned shopping centers provide for percentage rents based upon the gross revenue of the tenants. These percentage rents are in excess of stipulated minimums. Percentage rents under these operating leases, which are included in rental income, amounted to:

(In thousands)                   Five months ended       For the year ended       For the year ended       For the year ended
                                 -----------------       ------------------       ------------------       ------------------
                                 December 31, 1995          July 31, 1995            July 31, 1994            July 31, 1993
                                 -----------------          -------------            -------------            -------------
Percentage rent
portion attributable to:
Land leases                                 $2,313                   $5,098                   $4,783                   $4,682
Wholly owned real estate                        91                      188                      285                      374
Properties sold                                  -                        -                        -                      279
                                 ---------------------------------------------------------------------------------------------
Total percentage rent                       $2,404                   $5,286                   $5,068                   $5,335
                                 ---------------------------------------------------------------------------------------------
                                 ---------------------------------------------------------------------------------------------


4.   MORTGAGE LOANS RECEIVABLE

BRE has various mortgage loans and notes receivable which are to be paid in
monthly installments through July 1997.   The notes bear interest at rates
ranging from ten to twelve percent. Amounts remaining due to BRE at December 31, 1995 aggregate $6,977,000. The allowance for possible investment losses was $1,250,000 as of December 31 and July 31, 1995 and $1,000,000 as of July 31,
1994.  All loans are secured by real estate.

5.   LINES OF CREDIT

At December 31, 1995, two banks had extended to BRE unsecured lines of credit aggregating $30,000,000 and expiring on March 1, 1996. No borrowings under these lines of credit were outstanding during the five months ended December 31, 1995 or during the fiscal years ended July 31, 1995 and 1994. In connection with these arrangements, a fee is charged on the committed amounts. Such fee totaled $67,000 for the five months ended December 31, 1995.

6.   MORTGAGE LOANS PAYABLE

BRE has acquired certain investments in rental property which are subject to existing mortgage loans payable and has obtained mortgage loans on other investments. The following data pertains to mortgage loans payable at December 31, 1995, and at July 31, 1995 and 1994, respectively:

(In thousands)                December 31, 1995   July 31, 1995   July 31, 1994
- --------------                -----------------   -------------   -------------
Mortgage loans payable                 $112,290        $100,828         $73,944
Cost of investments in real estate
securing mortgage loans payable        $173,904        $157,320        $119,523
Annual principal and interest
payments                                 $9,769          $8,642          $6,574
Remaining terms of mortgage
loans payable                        2-33 years      3-34 years      1-11 years
Interest rates                       6.5 - 8.4%      5.5 - 8.4%      5.6 - 8.4%


Included in the $112,290,000 mortgage loans payable is $9,240,000 of tax-exempt debt with a variable interest rate, which was 5.35% at December 31, 1995. The effective interest rate on this debt is 6.24%, which includes amortization of related fees and costs. Interest on all other mortgage loans is fixed.

Scheduled principal payments required on mortgage loans payable for the next five years are as follows:

(In thousands)
- --------------
1996                    $1,443
1997                    $2,545
1998                    $1,554
1999                    $1,678
2000                   $35,548
Thereafter             $69,522
                ---------------
Total                 $112,290
                ---------------
                ---------------

Interest expense on mortgage loans payable excluding amortization of related costs aggregated $3,480,000 for the five month period ended December 31, 1995, and $6,981,000, $4,429,000 and $2,930,000 for the years ended July 31, 1995,
1994, and 1993, respectively. Total interest paid on long-term debt did not differ materially from interest expense.


7.   STOCK OPTION PLANS

EMPLOYEE PLAN

The 1984 and 1992 Stock Option Plans ("Plans") provide for the issuance of Incentive Stock Options, Non-Qualified Stock Options, and Restricted Shares. The maximum number of shares that may be issued under the Plans is 1,350,000. The option price may not be less than the fair market value of a share on the date that the option is granted. Changes in options outstanding during the period ended December 31, 1995 and the years ended July 31, 1995, 1994 and 1993 were as follows:

                                   AUGUST -        1995        1994        1993
                                   --------        ----        ----        ----
                              DECEMBER 1995
                              -------------
Balance at beginning of year        590,200     479,200     374,040     315,700
Granted                              95,000     176,000     113,000     112,000
Exercised                           (12,000)     65,000       3,840     (39,660)
Canceled                             (5,000)          -      (4,000)    (14,000)
                                  ----------- ----------- ----------- ----------
Balance at end of year              668,200     590,200     479,200     374,040
                                  ----------- ----------- ----------- ----------
                                  ----------- ----------- ----------- ----------
Exercisable                               -     398,700     312,200     220,040
Restricted shares granted             5,600      26,164       5,700       4,000
Shares available for granting
future options                      448,336     543,936     746,100     860,800


In addition to the options granted under the Plans, the Directors granted an option for 100,000 shares (at $15.32) to the President and Chief Executive Officer. This option was registered with the Securities and Exchange Commission on a Form S-8 and is not part of the Plans.

At December 31, 1995, the price of shares under option ranged from $12.97 to $17.59, with an average price of $15.56. Expiration dates ranged from August
24, 1996 through August 27, 2005.   Stock options were exercised during the
period on options originally granted at $14.47.

In addition, at December 31, 1995, 44,864 Restricted Shares were outstanding at grant prices ranging from $14.09 to $17.59 per share.

NON-EMPLOYEE DIRECTOR STOCK PLAN

The 1994 Non-Employee Director Stock Plan provides for the issuance of 5,000 Non-Qualified Stock Options per year to each non-employee member of the board of directors. The maximum number of shares that may be issued under the Plan is 250,000. As with the Employee Plan, the option price may not be less than the fair market value of a share on the date the option is granted. Changes in options outstanding during the period ended December 31, 1995 and the year ended July 31, 1995 were as follows:

                                           DECEMBER 31, 1995     July 31, 1995
                                           -----------------     -------------
Balance at beginning of period                        20,000                 -
Granted                                              100,000            25,000
Canceled                                                   -            (5,000)
Granted to RCT Board members                          75,000                 -
                                                 -------------     -------------
Balance at end of period                             195,000            20,000
                                                 -------------     -------------
                                                 -------------     -------------
Exercisable                                                -                 -
Shares available for granting future
options                                               55,000           230,000

At December 31, 1995, the prices of shares under option were $15.25 and $16.63, with expiration dates of September 25, 2004 and October 15, 2005, respectively.

8.   SHAREHOLDER RIGHTS

On August 14, 1989, the Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each share of BRE's common stock outstanding on September 7, 1989. The Rights entitle the holders to purchase, under certain conditions, shares of common stock at a cash purchase price of $45.00 per share, subject to adjustment. The Rights may also, under certain conditions, entitle the holders to receive common stock, or other consideration, having a value equal to two times the exercise price of each Right. The Rights are redeemable by BRE at a price of $.005 per Right. If not so redeemed, the Rights expire on September 7, 1999.

9.   RETIREMENT PLAN

BRE has a defined contribution retirement plan covering all employees with more than one year of continuous full-time employment. In addition to employee elective deferrals, BRE currently contributes an amount equal to 10% of the compensation expense of participating employees. The amounts contributed were $83,000 for the five months ended December 31,1995, and $139,000, $145,000, and $113,000 for the years ended July 31, 1995, 1994, and 1993, respectively.

10.  RELATED PARTY TRANSACTIONS

Certain executives of BRE have purchased stock, the consideration for which was interest-bearing recourse loans. The loans may be forgiven in whole or in part upon the achievement of certain performance goals for BRE related to growth in assets, funds from operations and stock price. The portions of the loans expected to be forgiven are expensed currently as compensation. At December 31, 1995, the carrying amount of the loans was $721,650. The amounts of such loans expected to be forgiven and treated as compensation expense were $29,809 and $20,416 for the five months ended December 31, 1995 and for the year ended July 31, 1995, respectively. Interest income, which would be immaterial to BRE, is not being recognized on the loans. These receivables are presented as assets rather than reclassified as reductions to equity because such reclassifications would be immaterial.

11.  LITIGATION

BRE is defending various claims and legal actions that arise from its normal course of business, including certain environmental actions. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions, individually or in the aggregate, will have a material effect on BRE's results of operations or financial position.

12.  SUBSEQUENT EVENTS

MERGER WITH RCT

On March 15, 1996, RCT merged with and into BRE ("the Merger"). Following consummation of the Merger, BRE changed its state of domicile from Delaware to Maryland, amended the BRE Certificate of Incorporation to authorize preferred stock, and approved the Amended and Restated Non-Employee Director Stock Option Plan. The Merger was completed in accordance with the terms and conditions of the Agreement and Plan of Merger dated October 11, 1995, as amended ("the Merger Agreement"). Under the terms of the Merger Agreement, upon the Merger, each issued and outstanding share of beneficial interest of RCT was converted into the right to receive .57 of a share of BRE common stock. The Merger was unanimously approved by the boards of both companies and by the requisite vote of the shareholders of both. The Merger has been accounted for in 1996 as a purchase business combination.

Pursuant to the Merger with RCT on March 15, 1996, BRE (i) acquired $274,400,000 in equity investments in real estate, (ii) assumed secured and unsecured RCT notes payable of $95,400,000, and other liabilities totaling $8,000,000, and
(iii) issued 5,342,218 shares of Class A common stock valued at $171,000,000 for the conversion of RCT shares of beneficial interest.

ACQUISITIONS OF REAL ESTATE

BRE purchased the following rental properties subsequent to December 31, 1995:



       Property Name                Location                Time of       Acquisition     Number
       -------------                --------                -------       -----------     ------
                                                           Purchase          Price       of Units
                                                           --------          -----       --------

Candlewood North Apartments    Northridge, California    February 1996    $10,625,000       189

Ballinger Commons              Seattle, Washington        April 1996      $29,370,000       485

Thrasher's Mill                Bothell, Washington        April 1996      $10,287,000       214

Berkshire Court                Portland, Oregon            July 1996      $16,400,000       266

Arcadia Cove                   Phoenix, Arizona            July 1996      $24,300,000       432
                                                                         ------------
                                                                          $90,982,000

DISPOSITIONS OF REAL ESTATE

In July 1996, BRE sold land held in Daly City for $58,000,000. As both the tax and book basis of the land was $7,425,000, the one-time gain on sale is approximately $50,485,000. Also in July 1996, BRE sold a portfolio of seven light industrial properties. Proceeds on the sale approximated the carrying value of the properties.

COMMITMENTS

BRE has committed to purchase the following rental properties as of July 31, 1996:

                                                               Expected
                                                               --------
                                                                Date of      Projected        Number
                                                                ------       ---------        ------
        Property Name                    Location              Purchase        Cost          of Units
        -------------                    --------              --------        ----          --------

                                                                 Mid-
Newport Landing Apartments II    Glendale, Arizona               1996        $12,900,000       240

                                                                 Late
Sycamore Valley Apartments       Fountain Valley, California     1996        $23,650,000       440

BORROWINGS  SUBSEQUENT TO YEAR-END

BRE entered into several bank lines of credit in 1996 totaling $100,000,000. In conjunction with the acquisitions above, BRE utilized these lines of credit by borrowing $26,000,000 and $13,000,000 under separate credit facilities. As of July 31, 1996, $53,000,000 was outstanding on the lines of credit.

DIVIDENDS PAID SUBSEQUENT TO YEAR-END AND STOCK SPLIT

On February 26, 1996, the Directors declared a dividend of $.315 per share, payable March 28, 1996 to shareholders of record March 8, 1996. In addition, pursuant to the Merger Agreement, the Directors declared a special dividend of $.0245 per share, payable March 28, 1996 to shareholders of record March 14, 1996.

On May 20, 1996, the Directors declared a dividend of $.33 per share, payable June 27, 1996 to shareholders of record June 7, 1996. Also on May 20, 1996, the Directors approved a two-for-one stock split to be effected in the form of a stock dividend to shareholders of record June 7, 1996, payable on June 27, 1996. All share and per share information in these financial statements has been retroactively restated for the stock split.

13.  SELECTED QUARTERLY DATA (UNAUDITED)

The following tables set forth the quarterly results of operations of the Company for the five months ended December 31, 1995 and the two years ended July 31, 1995 and 1994:


                                             Transition 1995         Year ended July 31, 1995
                                         ------------------------------------------------------------
                                            2 mos.   Qtr. end               Quarter ended
                                         ------------------------------------------------------------
                                           Dec. 31,  Oct. 31,  July 31,  Apr. 30,  Jan. 31,  Oct. 31,
(In thousands, except per share data)        1995      1995      1995      1995      1995      1994
                                         ------------------------------------------------------------
REVENUE                                    $11,831   $16,175   $16,183   $15,931   $15,791   $14,689

Income before (loss) gain on sales of
investments in rental properties             4,237     5,900     5,993     5,793     5,942    $5,457
Net (loss) gain on sales of investments          -      (899)        -     1,120     1,250         -
Provision for possible investment losses         -         -         -    (2,000)        -         -
                                         ------------------------------------------------------------
Net income                                  $4,237    $5,001    $5,993    $4,913    $7,192    $5,457
                                         ------------------------------------------------------------
                                         ------------------------------------------------------------


PER SHARE
Income before (loss) gain on sales of
investments in rental properties              $.19      $.27      $.28      $.27      $.28      $.25
Net (loss) gain on sales of investments          -      (.04)        -       .05       .05         -
Provision for possible investment losses         -         -         -      (.09)        -         -
                                         ------------------------------------------------------------
Net income                                    $.19      $.23      $.28      $.23      $.33      $.25
                                         ------------------------------------------------------------
                                         ------------------------------------------------------------

                                                                      Year ended July 31, 1994
                                                           ------------------------------------------
                                                                            Quarter ended
                                                           ------------------------------------------
                                                               July 31,  Apr. 30,  Jan. 31,  Oct. 31,
(In thousands, except per share data)                            1994      1994      1994      1993
                                                           ------------------------------------------
Revenue                                                        $14,370   $13,184   $13,285   $12,740

Income before gain on sales of investments in rental
properties                                                       5,873     5,412     5,479     4,993
Net gain on sales of investments                                   395         -       153         -
                                                           ------------------------------------------
Net income                                                      $6,268    $5,412    $5,632    $4,993
                                                           ------------------------------------------
                                                           ------------------------------------------

PER SHARE
Income before gain on sales of investments in rental
properties                                                        $.27      $.25      $.25      $.23
Net gain on sales of investments                                   .02         -       .01         -
                                                           ------------------------------------------
Net income                                                        $.29      $.25      $.26      $.23
                                                           ------------------------------------------
                                                           ------------------------------------------

                                 BRE PROPERTIES, INC.
               SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  DECEMBER 31, 1995
                                    (000) OMITTED



                                                                        INITIAL COST TO COMPANY
                                                                        -----------------------
                                                                                                  COST
                                                                                               CAPITALIZED
                                               DATES ACQUIRED/                 BUILDINGS AND  SUBSEQUENT TO  DEPRECIABLE
NAME                    LOCATION               CONSTRUCTED          LAND       IMPROVEMENTS   ACQUISITIONS   LIVES- YEARS
- ----                    --------               -----------          ----       ------------   ------------   ------------

Montanosa           San Diego, California      1992/1989-90         $6,005        $24,065           $169             40
Mira Mesa           San Diego, California             1993/          4,869         19,493            134             40
Cimmaron, Hacienda, Westpark)                     1985-1987
Selby Ranch         Sacramento, California     1986/1971-74          2,660         18,340            231             40
Parkwood            Mill Creek, Washington        1989/1989          3,947         15,811             38             40
Scottsdale Cove     Scottsdale, Arizona            1991-94/          3,243         14,468             19             40
                                                   1992-94
Shadowbrook         Redmond, Washington           1987/1986          3,605         12,709            138             40
The Verandas        Union City, California        1993/1989          3,233         12,932             63             40
Terra Nova Villas   Chula Vista, California       1994/1985          2,925         11,699             52             40
Brookdale Glen      Portland, Oregon              1993/1985          2,797         11,188             58             40
Hacienda del Rio    Tucson, Arizona               1994/1983          1,859          7,437             28             40
Colonia del Rio     Tucson, Arizona               1994/1985          1,774          7,094             20             40
SpringHill          Tucson, Arizona               1994/1987          1,733          6,933             26             40
Casas Lindas        Tucson, Arizona               1994/1987          1,513          6,051             17             40
Westlake Village    Daly City, California      1972/1951-71          7,425
Winchester          San Diego, California         1994/1987          1,482          5,928                            40
Sharon Green        Menlo Park, California        1971/1970          1,250          5,770            205             45
Camino Seco Village Tucson, Arizona               1995/1984          1,335          5,360              9             40
Oracle Village      Tucson, Arizona               1994/1983          1,209          4,837             17             40
Citywalk            Seattle, Washington           1988/1988          1,123          4,276             10             40
Fountain Plaza      Tucson, Arizona               1994/1975            907          3,628             23             40
Village Green       La Habra, California          1972/1971            372          2,763            296             45
Villa Serra         Cupertino, California         1973/1970            900
Newport Landing     Glendale, Arizona             1995/1987          1,866          7,465             15             40
                                                                   --------    ------------  ------------



                         SUBTOTAL-APARTMENTS                        58,032        208,247          1,568
                                                                   --------    ------------  ------------

The Hub             Fremont, California        1973/1961-87          5,494          5,822         30,563          30-40
El Camino           Woodland Hills, California    1971/1970          1,500         10,037          4,042             40
                                                                   --------    -----------   ------------
                   SUBTOTAL-SHOPPING CENTERS                         6,994         15,859         34,605
                                                                   --------    -----------   ------------





                                                       GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1995
                                                       --------------------------------------------------
                                                               BUILDINGS
                                                                  AND                        ACCUMULATED
NAME                LOCATION                           LAND   IMPROVEMENTS          TOTAL   DEPRECIATION   ENCUMBRANCES
- ----                --------                           ----   ------------          -----   ------------   ------------

Montanosa           San Diego, California            $6,005        $24,234        $30,239         $1,814        $17,033
Mira Mesa           San Diego, California             4,869         19,627         24,496          1,102         13,212
Cimmaron, Hacienda, Westpark)
Selby Ranch         Sacramento, California            2,660         18,571         21,231          4,457         12,679
Parkwood            Mill Creek, Washington            3,947         15,849         19,796          2,437
Scottsdale Cove     Scottsdale, Arizona               3,243         14,487         17,730          1,013
        1992-94
Shadowbrook         Redmond, Washington               3,605         12,847         16,452          2,728
The Verandas        Union City, California            3,233         12,995         16,228            865         11,982
Terra Nova Villas   Chula Vista, California           2,925         11,751         14,676            513          9,240
Brookdale Glen      Portland, Oregon                  2,797         11,246         14,043            771
Hacienda del Rio    Tucson, Arizona                   1,859          7,465          9,324            217          5,587
Colonia del Rio     Tucson, Arizona                   1,774          7,114          8,888            222          5,252
SpringHill          Tucson, Arizona                   1,733          6,959          8,692            217          5,315
Casas Lindas        Tucson, Arizona                   1,513          6,068          7,581            214
Westlake Village    Daly City, California             7,425                         7,425                            *
Winchester          San Diego, California             1,482          5,928          7,410            261
Sharon Green        Menlo Park, California            1,250          5,975          7,225          2,997         19,253
Camino Seco Village Tucson, Arizona                   1,335          5,369          6,704             56          4,217
Oracle Village      Tucson, Arizona                   1,209          4,854          6,063            151          4,171
Citywalk            Seattle, Washington               1,123          4,286          5,409            827
Fountain Plaza      Tucson, Arizona                     907          3,651          4,558            106          3,126
Village Green       La Habra, California                372          3,059          3,431          1,626
Villa Serra         Cupertino, California               900                           900                           **
Newport Landing     Glendale, Arizona                 1,866          7,480          9,346             47
                                                    --------       --------    ------------   ------------   ------------


      Subtotal-Apartments                            58,032        209,815        267,847         22,641        111,067
                                                    --------       --------    ------------   ------------   ------------


The Hub             Fremont, California               5,494         36,385         41,879         12,144
El Camino           Woodland Hills, California        1,500         14,079         15,579          2,285          1,223
                                                    --------       --------    ------------   ------------   ------------

      Subtotal-Shopping Centers                       6,994         50,464         57,458         14,429          1,223
                                                    --------       --------    ------------   ------------   ------------


*   Subordinated land lease
**  Nonsubordinated land lease

                                 BRE PROPERTIES, INC.
               SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  DECEMBER 31, 1995
                                    (000) OMITTED


                                                                        INITIAL COST TO COMPANY
                                                                        -----------------------
                                                                                                             COST
                                                                                                         CAPITALIZED
                                                         DATES ACQUIRED/                 BUILDINGS AND  SUBSEQUENT TO
    NAME                          LOCATION                 CONSTRUCTED         LAND      IMPROVEMENTS    ACQUISITIONS
    ----                          --------                 -----------         ----      ------------    ------------
OTHER INCOME-PRODUCING PROPERTY

Sorrento Technology          San Diego, California         1989/1985           4,046          5,520           $700
LSI Logic                    Fremont, California           1982/1982-84        1,323          2,458          2,105
Fremont 3                    Fremont, California           1982/1982-84        1,128          2,096          2,529
Westridge                    San Diego, California         1985/1984           1,072          4,300            108
Oak Creek II                 Milipitas, California         1984/1980             552          4,048            238
525 Almanor                  Sunnyvale, California         1971/1967-92          300          1,475          2,422
Peppertree                   Hayward, California           1981/1981             539          2,000          1,336
Oak Creek I                  Milipitas, California         1984/1980             379          2,780             73
Santa Clara Office           Mountain View, California     1972/1971             233            703            348
                                                                            --------      ---------      ---------

                             SUBTOTAL-OTHER                                    9,572         25,380          9,859
                                                                            --------      ---------      ---------

                             TOTAL                                           $74,598       $249,486        $46,032
                                                                            --------      ---------      ---------
                                                                            --------      ---------      ---------


                                                                        GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1995
                                                                        --------------------------------------------------

                                                                           BUILDINGS
                                                   DEPRECIABLE                AND                       ACCUMULATED
    NAME                          LOCATION         LIVES-YEARS    LAND    IMPROVEMENTS         TOTAL    DEPRECIATION   ENCUMBRANCES
    ----                          --------         -----------    ----    ------------         -----    ------------   ------------
OTHER INCOME-PRODUCING PROPERTY

Sorrento Technology          San Diego, California       40       4,046          6,220         10,266          1,094
LSI Logic                    Fremont, California         35       1,323          4,563          5,886          1,670
Fremont 3                    Fremont, California         35       1,128          4,625          5,753          1,595
Westridge                    San Diego, California       35       1,072          4,408          5,480          1,117
Oak Creek II                 Milipitas, California       35         552          4,286          4,838          1,330
525 Almanor                  Sunnyvale, California       45         300          3,897          4,197          1,239
Peppertree                   Hayward, California         35         539          3,336          3,875          1,387
Oak Creek I                  Milipitas, California       35         379          2,853          3,232            918
Santa Clara Office           Mountain View, California   45         233          1,051          1,284            616
                                                               --------      ---------      ---------      ---------

                             SUBTOTAL-OTHER                       9,572         35,239         44,811         10,966
                                                               --------      ---------      ---------      ---------      ---------

                             TOTAL                              $74,598       $295,518       $370,116        $48,036       $112,290
                                                               --------      ---------      ---------      ---------      ---------
                                                               --------      ---------      ---------      ---------      ---------


See Note A of Notes to Financial Statements for information related to lives on which depreciation is computed, and Note E of Notes to Financial Statements concerning encumbrances at December 31, 1995.

                                 BRE PROPERTIES INC.
               SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  DECEMBER 31, 1995
                                    (000 OMITTED)

The activity in equity investments and related depreciation for the period ended December 31, 1995 and the three years ended
         July 31, 1995 is summarized as follows:




                                                                                                      Dec. 31            July 31
                                                                                                     ----------        ----------
    EQUITY INVESTMENTS                                                                                   1995               1995
                                                                                                     ----------        ----------
    Balance at beginning of year                                                                     $377,175           $325,519
                   Plus:   Cash expenditures                                                              621             23,515
                           Acquisition through tax-deferred exchanges:
                                 Mortgage loan
                                 Value of property exchanged                                            8,882              5,860
                                 Cash                                                                     449                248
                           Assumption of bond and mortgage debt                                                           27,939

                   Less:   Cost of properties disposed of through tax-deferred exchanges                                  (4,156)
                           Properties sold                                                            (17,011)
                           Reduction in carrying value                                                                    (1,750)
                                                                                                     ----------        ----------
                                                      Balance at period end                          $370,116           $377,175
                                                                                                     ----------        ----------

    ACCUMULATED DEPRECIATION
    Balance at beginning of year                                                                      $47,811            $41,264
                   Plus:   Provision during the year through charges to income                          3,294              7,658

                   Less:   Fully amortized leasing commissions on expired leases                                             (74)
                                Accumulated depreciation on exchanged properties                       (3,069)            (1,037)
                                Accumulated depreciation on properties sold
                                                                                                     ----------        ----------

                                                      Balance at end of period                        $48,036            $47,811
                                                                                                     ----------        ----------
                                                                                                     ----------        ----------

    Approximate aggregate cost for federal income tax purposes                                          $0.00           $314,868
                                                                                                     ----------        ----------
                                                                                                     ----------        ----------



                                                                                                                 July 31
                                                                                                     ----------------------------
    EQUITY INVESTMENTS                                                                                   1994               1993
                                                                                                     ----------        ----------
    Balance at beginning of year                                                                     $282,012           $220,577
                   Plus:   Cash expenditures                                                           45,712             31,979
                           Acquisition through tax-deferred exchanges:
                                 Mortgage loan                                                                            17,500
                                 Value of property exchanged                                                              11,000
                                 Cash                                                                                      1,556
                           Assumption of bond and mortgage debt                                         9,240

                   Less:   Cost of properties disposed of through tax-deferred exchanges                                    (600)
                           Properties sold                                                            (11,445)
                           Reduction in carrying value
                                                                                                     ----------        ----------
                                                      Balance at period end                          $325,519           $282,012
                                                                                                     ----------        ----------
                                                                                                     ----------        ----------

    ACCUMULATED DEPRECIATION
    Balance at beginning of year                                                                      $37,563            $32,270
                   Plus:   Provision during the year through charges to income                          6,674              5,453

                   Less:   Fully amortized leasing commissions on expired leases                         (112)              (160)
                                Accumulated depreciation on exchanged properties
                                Accumulated depreciation on properties sold                            (2,861)
                                                                                                     ----------        ----------

                                                      Balance at end of period                        $41,264            $37,563
                                                                                                     ----------        ----------
                                                                                                     ----------        ----------

    Approximate aggregate cost for federal income tax purposes                                       $265,735           $222,229
                                                                                                     ----------        ----------
                                                                                                     ----------        ----------



                                INDEX TO EXHIBITS
                                                                       PAGE (BY
                                                                      SEQUENTIAL
EXHIBIT                                                                NUMBERING
NUMBER    IDENTITY OF EXHIBIT                                           SYSTEM)
- -------   ---------------------------------------------------------------------

   3.1    Restated Certificate of Incorporation (Previously filed
          on October 13, 1994 in the Exhibits to Form 10-K and
          incorporated by reference herein.)                               --
   3.2    By-Laws (Previously filed as amended on February 26, 1993
          in the Exhibits to Form S-3 (File No. 33058802) and
          incorporated by reference herein.)                               --
  10.1    1984 Stock Option Plan, as amended to date (Previously
          filed on October 19, 1992 in the Exhibits to Form 10-K and
          incorporated by reference herein.)                               --
  10.2    1992 Employee Stock Option Plan, as amended and restated to
          date                                                             --
  10.3    1994 Non-Employee Director Stock Plan (Previously filed
          on October 23, 1994 (Previously filed on October 23, 1995
          in the Exhibits to Form 10-K and incorporated by reference
          herein.)                                                         --
  10.4    1992 Payroll Investment Plan (Previously filed on October
          19, 1992 in the Exhibits to Form 10-K and incorporated by
          reference herein.)                                               --
  10.5    Form of Indemnification Agreement (Previously filed on
          September 25, 1986, as amended, in Exhibits to Form S-4
          (File No. 33-9014) and incorporated by reference herein.)        --
  10.8    Employment agreement with Frank C. McDowell (Previously
          filed on October 23, 1995 in the Exhibits to Form 10-K and
          incorporated by reference herein.)                               --
  10.9    Supplemental Executive Retirement Benefit agreement with
          Arthur G. von Thaden (Previously filed on October 24, 1988 in the Exhibits to Form 10-K and incorporated by reference
          herein.)                                                         --
 10.10    Supplemental Executive Retirement Benefit agreement with
          Howard E. Mason, Jr. (Previously filed on October 24, 1988 in the Exhibits to Form 10-K and incorporated by reference
          herein.)                                                         --
 10.11    BRE Properties, Inc. Retirement Plan (Previously filed on
          October 24, 1988 in the Exhibits to Form 10-K and incorporated
          by reference herein.)                                            --
 10.12    BRE Properties, Inc. Supplemental ERISA Retirement Plan
          (Previously filed on October 23, 1995 in the Exhibits to
          Form 10-K and incorporated by reference herein.)                 --
 10.13    Sublease with Wells Fargo Bank on 10,142 square feet at
          Suite 2500, One Montgomery Street, San Francisco, California (Previously filed on October 24, 1988 in the Exhibits to
          Form 10-K and incorporated by reference herein.)                 --
 10.14 Form of deferred compensation agreement with Eugene P. Carver (Previously filed on October 13, 1994 in the Exhibits to Form
          10-K and incorporated by reference herein.)                      --
 11       Computation of earnings per share
 27       Financial Data Schedule
 99.1     Election of BRE Directors
 99.2     BRE Executive Compensation and Officer Information
 99.3     Security Ownership of BRE Management
 99.4     Principal Shareholder of BRE