Form 10-Q
period 1996-09-30
BRE PROPERTIES INC /MD/
filed 1996-11-14
CIK 1011174

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1996
                                       OR
(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


Commission file number 0-5305

                              BRE PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Maryland                                            94-1722214
---------------------------------                       ------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


    One Montgomery Street
    Telesis Tower, Suite 2500
     San Francisco, CA                                         94104-5525
---------------------------------                       ------------------------
 (Address of principal office)                                 (Zip Code)

 Registrant's telephone number,
 including area code                                         (415) 445-6530
                                                        ------------------------

                                       N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last) report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X.                           No     .
                    --------                           --------

 Number of shares of Class A common stock
       outstanding as of  November 7, 1996                32,818,317
                                                   ------------------------

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

 PART I    FINANCIAL INFORMATION
 Item 1 - FINANCIAL STATEMENTS


 BALANCE SHEETS (Dollar amounts in thousands) (unaudited)
--------------------------------------------------------------------------------
                                                      September 30, December 31,
                                                          1996         1995
                                                      ------------- ------------
 ASSETS

 Investments in rental properties                         $773,278    $370,116
    Less: Accumulated depreciation and
     amortization                                         (48,832)    (48,036)
                                                      ------------- ------------
                                                           724,446     322,080
 Investments in limited partnerships                         2,692       1,322
                                                      ------------- ------------
    Real estate portfolio                                  727,138     323,402

 Mortgage loans, net                                         8,005       5,727
 Cash and short-term investments                             1,230      16,057
 Other assets                                                3,915       9,709
                                                      ------------- ------------
    Total assets                                          $740,288    $354,895
                                                      ------------- ------------
                                                      ------------- ------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Mortgage loans payable                                   $133,383    $112,290
 Unsecured notes payable and lines of credit               139,000       --
 Accounts payable and accrued expenses                       7,263       3,357
                                                      ------------- ------------
    Total liabilities                                      279,646     115,647
                                                      ------------- ------------
 Shareholders' equity
 Class A common stock, $0.01 par value, 50,000,000
  shares authorized. Shares issued and outstanding
  32,818,317 at September 30, 1996 and 21,941,730
  at December 31, 1995                                         328         219
 Additional paid-in capital and undistributed
  earnings                                                 460,314     239,029
                                                      ------------- ------------
    Total shareholders' equity                             460,642     239,248
                                                      ------------- ------------
    Total liabilities and shareholders' equity            $740,288    $354,895
                                                      ------------- ------------
                                                      ------------- ------------

 See notes to financial statements.

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

 STATEMENTS OF INCOME (unaudited)
 (Amounts in thousands, except in per share data)

--------------------------------------------------------------------------------
                                                    For the Three Months           For the Nine
                                                           Ended                   Months Ended
                                                        September 30               September 30
                                                   ----------------------     ----------------------
                                                      1996        1995           1996        1995
                                                   ---------    ---------     ---------    ---------
 REVENUE
 Rental income                                       $24,277     $16,017        $65,036     $46,541
 Other income                                          1,992         525          6,907       1,787
                                                   ---------    ---------     ---------    ---------
                      Total revenue                   26,269      16,542         71,943      48,328
                                                   ---------    ---------     ---------    ---------
EXPENSES
 Real estate expenses                                  7,501       5,857         21,175      15,812
 Provision for depreciation and
   amortization                                        3,654       1,988          9,379       5,899
 Interest expense                                      4,307       1,954         11,219       5,751
 General and administrative                            1,040         691          3,167       3,321
                                                   ---------    ---------     ---------    ---------
                      Total expenses                  16,502      10,490         44,940      30,783
                                                   ---------    ---------     ---------    ---------
 Income before net gains (losses) on sales of
   investments                                         9,767       6,052         27,003      17,545

 Net gains (losses) on sales of
   investments                                        49,352                     49,578        (880)
                                                   ---------    ---------     ---------    ---------
                                                     $59,119      $6,052        $76,581     $16,665
                                                   ---------    ---------     ---------    ---------
                                                   ---------    ---------     ---------    ---------
 Income per share
  Primary
   Income before gain on
     sales of investments                              $ .30       $.28          $ .91       $.80
   Net (loss) gain on sales of investments             $1.50        -            $1.67      ($.04)
                                                   ---------    ---------     ---------    ---------
   Net income per share                                $1.80       $.28          $2.58        $.76
                                                   ---------    ---------     ---------    ---------
 Dividends paid or declared                            $.330       $.315         $ .995       $.945
                                                   ---------    ---------     ---------    ---------
                                                   ---------    ---------     ---------    ---------

 Weighted Average shares outstanding                  32,810      21,940         29,740      21,900
                                                   ---------    ---------     ---------    ---------
                                                   ---------    ---------     ---------    ---------

 See notes to financial statements

 BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

STATEMENT OF CASH FLOWS (Unaudited) (Dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                 For the Nine Months Ended September 30,
                                                                -----------------------------------------
                                                                         1996           1995
                                                                         ----           ----
Cash flows from operating activities:
Net income                                                             $  76,581      $  16,665
Non-cash revenues and expenses included in income:
      Provision for depreciation and amortization                          9,379          5,899
      (Gain) loss on sales of investments                                (49,578)           880
(Increase) decrease in accounts receivable                                (2,278)        (1,458)
(Decrease) increase in accounts payable and other liabilities             (4,094)         1,037
Change in other assets                                                     4,244         (3,544)
                                                                     -------------  -------------
CASH FLOWS GENERATED BY OPERATING ACTIVITIES                              34,254         19,479
                                                                     -------------  -------------
Cash flows from investing activities:
Rental property activity:
     (Additions to) / Sales of land and buildings, net                   (86,677)        (4,623)
 Other investing activities                                                 (856)        (1,882)
                                                                     -------------  -------------
NET CASH FLOWS (USED IN) GENERATED BY INVESTING ACTIVITIES               (87,533)        (6,505)
                                                                     -------------  -------------
Cash flows from financing activities:
Mortgage loans payable:
     Principal payments                                                   (1,107)          (776)
     New loan proceeds                                                         -         16,227
Lines of credit:
     Advances                                                             86,000              -
     Principal repayments                                                (20,200)             -
Proceeds from exercises of stock options                                   2,715          1,399
Dividends paid                                                           (28,956)       (20,686)
                                                                     -------------  -------------
NET CASH FLOWS GENERATED BY (USED IN) FINANCING ACTIVITIES                38,452         (3,836)
                                                                     -------------  -------------
(Decrease) increase in cash and short-term investments                   (14,827)         9,138
Balance at beginning of period                                            16,057          3,886
                                                                     -------------  -------------
     Balance at end of period                                           $  1,230         13,024
                                                                     -------------  -------------
                                                                     -------------  -------------

See notes to financial statements

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------
September 30, 1996

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

BRE has elected to recast the full comparative periods pursuant to the change made in May 1996 in the fiscal year to a calendar year end effective December 31, 1995. Therefore, amounts presented reflect the financial position and results of operations from January 1, 1996 to September 30, 1996 and the comparative period for the prior year. Certain reclassifications have been made to the 1995 financial statements to conform to the presentation of the 1996 financial statements.

NOTE B - STOCK SPLIT

In May 1996, the Directors approved a two-for-one stock split, effected in the form of a stock dividend to Shareholders of record as of June 7, 1996, payable on June 27, 1996. All share and per share information in these financial statements has been retroactively restated for the stock split.

NOTE C - NET INCOME PER SHARE

Net income per share is based upon the average weighted number of shares outstanding during the periods.

NOTE D - UNSECURED DEBT

In April 1996, BRE entered into two lines of credit totaling $100,000,000 at LIBOR plus 1.0% as to $30,000,000 and LIBOR plus 1.25% for the remaining $70,000,000. Borrowings under these agreements totaled $84,000,000 as of September 30, 1996. On October 22, 1996, BRE amended and increased the $70,000,000 line of credit to $120,000,000, thus increasing the total available under the lines of credit to $150,000,000. As part of the original agreement, the rate on the $70,000,000 line of credit (now $120,000,000) will be reduced to LIBOR plus 1.125% effective in January, 1997.

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

On October 4, 1996, BRE was informed that Duff & Phelps Credit Rating Co. has assigned a rating of BBB+ to a $55,000,000 unsecured loan and an $18,000,000 secured loan.

NOTE E - LITIGATION

The Company, because of the nature of its business, is subject to various threatened or filed legal claims, including certain environmental actions. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions which are presently pending, individually or in the aggregate, will have a material effect on the Company's results of operations, cash flows, liquidity or financial position.

NOTE F - COMMITMENTS

BRE has committed to purchase Phase II of Newport Landing Apartments, in Glendale, Arizona. BRE purchased the adjacent 240-unit Phase I in September 1995, for $9,235,000. Phase II, also planned for 240 units, is currently being developed, with construction expected to be completed by the end of 1996. Picerne, which developed Phase I, is also developing Phase II for BRE. The cost for Phase II is projected to be approximately $12,940,000.

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
September 30, 1996

LIQUIDITY AND CAPITAL RESOURCES

BRE Properties, Inc.'s ("BRE") cash and short-term investments totaled $1,230,000 at September 30, 1996, down from $16,057,000 at December 31, 1995.
These funds have been used primarily to fund property acquisitions under the Company's business plan to become the preeminent multi-family real estate investment trust in the Western United States. The Company will continue its planned disposition of non-core assets to generate additional funds to be re-deployed into multi-family assets.

BRE purchased an aggregate $173.2 million in multi-family assets and added a total of 2,516 units to the portfolio for the nine month period ended September 30, 1996 as follows:

     Name                Units   Acquired    Cost            Location
     ----                -----   --------    ----            --------

     Candlewood North    189     2/96        $10,600,000      Northridge, CA
                         ---                 -----------
     First Quarter       189                 $10,600,000



     Ballinger Commons   485     4/96        $29,400,000      Seattle, WA
     Thrasher's Mill     214     4/96        $10,300,000      Bothell, WA
                         ---                 -----------
     Second Quarter      699                 $39,700,000



     Berkshire Court     266     7/96        $16,400,000      Portland, OR
     Arcadia Cove        432     7/96        $24,300,000      Phoenix, AZ
     Sycamore Valley     440     9/96        $23,400,000      Fountain
                                                                Valley, CA
     Foster's Landing    490     9/96        $58,800,000      Foster City, CA
                         ---                 -----------
        Third Quarter  1,628                $122,900,000
                                            ------------


     Total             2,516                $173,200,000
                                            ------------


The purchases were funded by sales of non-core assets, cash flow from operations and borrowings under the lines of credit. In July, BRE sold the Westlake Village property for $58,000,000 and in August, BRE sold seven light industrial properties for a total of $29,200,000. Both of these sales were structured as tax-deferred exchanges.

In addition, as more fully discussed in Note D of Notes to Financial Statements, BRE has committed a total of $12,940,000 for the purchase of Phase II of Newport Landing

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------


Apartments. This acquisition may be funded through a combination of tax-deferred exchanges, cash and borrowings under the Company's lines of credit. Closing is scheduled by year end to allow for matching of tax-deferred exchanges.

In addition to cash and short-term investments, the Company has available bank lines of credit totaling $100,000,000 which were increased to $150,000,000 in October, 1996. There were borrowings of $84,000,000 outstanding under the lines of credit at September 30, 1996. The company used a portion of the lines of credit to fund the cash portion of the purchase price for the apartment acquisitions described above. These credit lines give the company added flexibility to implement its growth strategy.

As reported earlier in the year, pursuant to the merger with Real Estate Investment Trust of California ("RCT") (the "Merger") on March 15, 1996, BRE (i) acquired $274,400,000 in equity investments in real estate, (ii) assumed secured and unsecured RCT notes payable of $95,400,000, and other liabilities totaling $8,000,000, and (iii) issued 10,684,436 shares of Class A common stock valued at $171,000,000 for the conversion of RCT shares of beneficial interest.

RESULTS OF OPERATIONS

Income before net gains (losses) for the quarter and nine months ended September 30, 1996 was $9,767,000 ($.30 per share) and $27,003,000 ($.91 per share), compared to $6,052,000 ($.28 per share) and $17,545,000 ($.80 per share) for the same quarter and nine months last year. Net income for the quarter and nine months ended September 30, 1996 was $59,119,000 ($1.80 per share) and $76,581,000 ($2.58 per share), compared to $6,052,000 ($.28 per share) and
$16,665,000 ($.76 per share) for the same quarter and nine months last year.
All per share amounts have been retroactively adjusted to reflect the 2 for 1 stock split as of June 27, 1996 and the change in financial reporting year end. On May 20, 1996, the Company elected to change its year end from July 31 to December 31, effective December 31, 1995.

Funds from operations totaled $13,421,000 and $36,382,000 for the quarter and nine months ended September 30, 1996, up 67% and 55% from the same periods last year on a per share basis. Funds from operations is defined by NAREIT as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus provisions for depreciation, amortization and possible investment losses. Because income-producing properties are typically evaluated without taking into account non-cash charges such as provisions for depreciation, amortization and possible investment losses, management believes that funds from operations is an appropriate supplemental measure of the company's operating performance.

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------


At September 30, 1996, overall occupancy levels by property asset class were as follows:

     PROPERTY TYPE       OVERALL OCCUPANCY
     --------------------------------------
     Apartments              96%
     Non-core assets         94%

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

REVENUE

Rental income rose 52% for the quarter and 40% for the nine months ended September 30, 1996 from the comparable periods last year. The increases reflect the properties acquired upon consummation of the Merger, new acquisitions and improved performance of existing apartment communities. In addition, two vacant properties were sold in the third and fourth quarters of 1995, for approximately $13,000,000, and those proceeds were reinvested in multi-family investments.

EXPENSES

Operating expenses of equity investments increased $1,644,000 (28%) and $5,363,000 (34%) for the quarter and nine months ended September 30, 1996 from the year earlier periods, primarily due to properties added to the portfolio through the Merger and expenses on the new apartment acquisitions. Operating expenses as a percentage of rental income decreased from 36.6% and 34.0% in the three and nine month periods ended September 30, 1995 to 30.9% and 32.6% for the comparable periods in 1996.

For the quarter and nine month period ended September 30, 1996, general and administrative expenses were $1,040,000 and $3,167,000 as compared to $691,000 and $3,321,000 for the prior year. As a percentage of total revenue, general and administrative expenses decreased from 4.2% and 6.9% for the quarter and nine months ended September 30, 1995 to 4.0% and 4.4% for the comparable periods in 1996.

Interest expense was up $2,353,000 and $5,468,000 from the comparable quarter and nine months last year. This increase reflected the notes assumed as part of the Merger; utilization of bank credit lines to acquire multi-family assets; and new mortgage loans on Camino Seco Village in July 1995 and Verandas Apartments in September, 1995.

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------


DIVIDENDS

A $.33 per share dividend was paid on September 26, 1996.

On May 20, 1996, the Directors approved a two-for-one stock split, effected in the form of a stock dividend to shareholders of record June 7, 1996, payable on June 27, 1996.

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

PART II - OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
            None.

ITEM 2.     CHANGES IN SECURITIES
            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None.

ITEM 5.     OTHER INFORMATION
            1. Proforma information on results of operations related to Merger with Real Estate Investment Trust of California as if Merger had occurred at the beginning of each period reported in this Form 10-Q:


           Unaudited (000's,           For the Three Months            For the Nine
           except per share data)       Ended September 30       Months Ended September 30
                                     ------------------------  -----------------------------
                                        1996         1995            1996         1995
                                        ----         ----            ----         ----
           Revenues                    $26,300      $25,100         $80,400      $73,800
           Income before gains
           (losses) on sales             9,800        8,800          30,800       25,800
           Net income                   59,100        8,800          80,400       24,900
           Income before gains
           (losses) on sales per
           share                          $.30         $.27           $ .94        $ .79
           Net income per share          $1.80         $.27           $2.46        $ .76

               2. Treasury Lock Swap Transaction. On August 29, 1996 BRE entered into a Treasury Lock Swap Agreement, in the amount of $50,000,000. The rate is fixed at 7.05% as compared to the United States Government 10-Year Treasury Note rate on June 30, 1997. The Treasury Lock Swap Transaction is intended to reduce the Company's overall exposure to interest rate changes in anticipation of future fixed rate financing. If the transaction were settled as of September 30, 1996, the Company would be required to pay approximately $135,000. Any future gain or loss on the

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

            swap transaction will be accounted for as a hedge and included in the final cost of future debt financing as an adjustment to its yield.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits:

            Exhibit 10.15 - Second Modification Agreement Regarding
                            Unsecured Line of Credit

            Exhibit 10.16 - Treasury Lock Swap Transaction

            Exhibit 11 - Primary and Fully Diluted Earnings per Share.

            Exhibit 27 - Financial Data Schedule

            (b)     Reports on Form 8-K.

                    The Company filed a Current Report under Item 2 of
                    Form 8-K on October 15, 1996 concerning the purchase of Foster's Landing Apartments. No financial statements were filed; financial statements will be filed by amendment no later than December 11, 1996.

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  BRE PROPERTIES, INC.
                                                          (Registrant)










Date    November 13, 1996                  /s/LeRoy E. Carlson
------------------------                  -------------------
                                          LeRoy E. Carlson
                                          Executive Vice President,
                                          Chief Financial Officer and Secretary