Form 10-K
period 1996-12-31
BRE PROPERTIES INC /MD/
filed 1997-02-19
CIK 1011174

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)

(X)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                       OR
( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                           COMMISSION FILE NO. 0-5305

                              BRE PROPERTIES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Maryland                                      94-1722214
       (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
        INCORPORATION OR ORGANIZATION)

            One Montgomery Street
          Telesis Tower, Suite 2500
          San Francisco, California                             94104-5525
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (415) 445-6530

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                                                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
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


                        Yes [X]                   No [ ]


    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS
FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [   ]

    At February 5, 1997, the aggregate market value of the registrant's shares of Common Stock, $.01 par value, held by nonaffiliates of the registrant was approximately $835,580,000. At that date 32,919,093 shares were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Annual Meeting of Shareholders of BRE Properties, Inc. (the "Company") to be filed within 120 days of December 31, 1996 (the "Proxy Statement") are incorporated by reference in Part III of this report.

                           FORWARD-LOOKING STATEMENTS


    In addition to historical information, certain sections of this Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources, profitability and portfolio performance. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"), environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

                              BRE PROPERTIES, INC.

                                     PART I

ITEM 1. BUSINESS

CORPORATE PROFILE

    BRE Properties, Inc. ("BRE" or the "Company"), formerly a Delaware corporation that reincorporated in Maryland in March 1996, is a self-administered equity real estate investment trust which primarily owns and operates multifamily properties in the Western United States. At December 31, 1996, BRE's multifamily portfolio consisted of 12,212 wholly owned units in California, Nevada, Arizona, Washington and Oregon. On that date, BRE also owned 15 commercial and retail properties and held one land lease. In addition, at December 31, 1996, BRE held limited partnership interests in two shopping centers and one apartment community. Founded in 1970, the Company has paid 106 consecutive quarterly dividends to shareholders since it commenced operations.



    On March 15, 1996, Real Estate Investment Trust of California, a California real estate investment trust ("RCT"), merged with and into BRE (the "Merger"), in accordance with the terms and conditions of the Agreement and Plan of Merger dated October 14, 1995. The Merger was treated as a purchase for accounting purposes.



    Pursuant to the Merger, BRE (i) acquired approximately $274,400,000 aggregate book value in equity investments in real estate, including 22 apartment communities (totaling approximately 3,600 units) and 18 commercial and retail properties, (ii) assumed secured and unsecured RCT notes payable of approximately $95,400,000, and other liabilities totaling approximately $8,000,000, and (iii) issued 10,684,436 shares of the Company's common stock, $.01 par value per share ("Common Stock"), valued at approximately $171,000,000 upon conversion of RCT's then outstanding shares of beneficial interest.



    During 1996, in addition to the properties acquired in the Merger, the Company (i) acquired nine apartment communities comprising 3,156 units at an aggregate gross cost of approximately $230,000,000 and (ii) sold 14 commercial and retail properties, and the ground lease underlying one apartment community, at an aggregate gross sales price of approximately $108,000,000.



    The key aspects of the Company's strategy include a focus on the acquisition of multifamily properties in the Western United States; an orderly disposition of commercial and retail properties; and increased access to the capital markets for debt and equity financing.


STRUCTURE AND INVESTMENT POLICY


    BRE is a real estate investment trust under Sections 856-860 of the Internal Revenue Code, as amended (the "Code"). Its long-range investment policy emphasizes the purchase of fee ownership of both land and improvements, primarily in multifamily communities located in the Western United States. Among other things, this policy is designed to enable management to monitor developments in local real estate markets and to take an active role in managing the Company's properties and improving their performance. The policy is subject to ongoing review by the Board of Directors and may be modified in the future to take into account changes in business or economic conditions, as circumstances warrant.

REVENUES AND OCCUPANCY


    The following table shows the percentage of the Company's total rental revenues contributed by certain classes of properties during the years ended December 31, 1996, 1995 and 1994, respectively. It also shows the average occupancy levels for these classes of properties at December 31, 1996.



                                                                                      PERCENT OF TOTAL
                                                                                       REVENUES YEAR
                                                              AVERAGE OCCUPANCY(1)   ENDED DECEMBER 31,
                                                              --------------------   ------------------
TYPE OF PROPERTY                                                 DEC. 31, 1996       1996   1995   1994
------------------------------------------------------------  --------------------   ----   ----   ----
Multifamily.................................................          96%             77%    76%    71%
Commercial and retail.......................................          93              15     20     25



(1) For multifamily properties, portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. For commercial and retail properties, portfolio occupancy is calculated by dividing the total occupied square footage by the total square footage in the portfolio.


PORTFOLIO AT DECEMBER 31, 1996

    At December 31, 1996, the Company's portfolio of income-producing real estate included, as a percent of cost, the following investments:


                                 NUMBER OF     PERCENT OF
                                PROPERTIES        COST
                                -----------    ----------
Properties owned by the
  Company:

  Multifamily.................          54(1)         87%
  Commercial and retail.......          15            13

Properties held in
  partnerships (2):

  Multifamily.................           1             *
  Commercial and retail.......           2             *
                                       ---           ---
Total number
  of investments..............          72           100%
                                       ---           ---
                                       ---           ---



                                 NUMBER OF     PERCENT OF
                                PROPERTIES        COST
                                -----------   -------------
Properties owned by the
  Company:

  California..................          42(1)           61%
  Arizona.....................          17              21
  Washington..................           5              10
  Nevada......................           3               4
  Oregon......................           2               4

Properties held in
  partnerships (2):

  California..................           1               *
  Arizona.....................           2               *
                                       ---             ---

Total number of
  investments.................          72             100%
                                       ---             ---
                                       ---             ---


------------------------


*   Less than one percent.



(1) Includes one land lease.



(2) Properties held by partnerships in which the Company has a minority interest as a limited partner.



    See Items 2 and 7 of this report for a description of the Company's individual investments and certain developments during the year with respect to these investments.


EMPLOYEES

    As of December 31, 1996, the Company had approximately 345 employees. None of the employees is unionized.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following persons were executive officers of the Company as of December 31, 1996:

                                   AGE AT DECEMBER 31,
NAME                                      1996                                     POSITION(S)
-------------------------------  -----------------------  -------------------------------------------------------------
Frank C. McDowell..............                48         President, Chief Executive Officer and Director
Jay W. Pauly...................                54         Senior Executive Vice President and Chief Operating Officer
Byron M. Fox...................                57         Executive Vice President, Acquisitions and Portfolio Strategy
LeRoy E. Carlson...............                51         Executive Vice President, Chief Financial Officer and
                                                            Secretary
John H. Nunn...................                38         Senior Vice President, Property Management


    Mr. McDowell was appointed to his current position in June, 1995. Mr. Fox was appointed to his current position in October, 1992. Messrs. Pauly, Carlson and Nunn joined the Company in connection with the Merger in March, 1996. Set forth below is information regarding the business experience of each of the executive officers:


    From 1992 to 1995, Mr. McDowell was Chief Executive Officer and Chairman of Cardinal Realty Services, Inc. ("Cardinal"), a Columbus, Ohio-based apartment management company and owner of multifamily housing. From 1988 to 1992, Mr. McDowell was Senior Vice President, Head of Real Estate of First Interstate Bank of Texas. Mr. McDowell holds a Bachelor of Science Degree and a Master of Business Administration Degree, both from the University of Texas, Austin.


    Mr. Pauly served as President and Chief Executive Officer of RCT from 1993 until the Merger in 1996. Prior to joining RCT, from 1990 to 1992 Mr. Pauly served as First Vice President and was on the Executive Committee of Home Savings of America ("Home Savings") and served as Chief Executive Officer of Ahmanson Commercial Development Company, Ahmanson Residential Development Company and Ahmanson Ranch. From 1986 to 1990, he was Senior Vice President, Director of Real Estate Services for Home Savings, responsible for REO, Major Loan Workouts, Asset Valuation, Premises Owned, Property Management and Leasing and Environmental Risk Management. Prior to joining Home Savings, Mr. Pauly was President and CEO of McFly, Inc., a company specializing in restaurant development and hospitality industry investments. Mr. Pauly holds a Bachelor's Degree in Industrial Engineering and a Master's Degree in Business Administration both from Stanford University.


    Mr. Fox served as a Senior Vice President of the Company from December 1987 until September 1992. From 1977 to 1987, he was Vice President and General Manager of Dillingham Investment Corporation, a Hawaii land investment firm. Mr. Fox holds a Bachelor of Arts Degree from Colgate University and a Master of Business Administration Degree from Harvard Business School.

    Mr. Carlson served as Vice President and Chief Financial Officer of RCT from 1980 to 1996. Prior to joining RCT, Mr. Carlson was the Chief Financial Officer of the William Walters Company, a large asset management company based in Los Angeles, California. He is a licensed Certified Public Accountant in the State of California. Mr. Carlson holds a Bachelor's Degree from the University of Southern California.

    Mr. Nunn served as Vice President of Property Management of RCT from 1990 to 1996. Prior to joining RCT, Mr. Nunn was a Vice President and Property Manager for the William Walters Company from 1986 to 1990. From 1981 to 1986 Mr. Nunn was the Property Manager for the M.F. Daily Investment Company in Camarillo, California. Mr. Nunn holds a Bachelor's Degree from California State University at Long Beach.

    There is no family relationship among any of the Company's executive officers or Directors.

                                  RISK FACTORS



    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events, developments and results could differ materially from those anticipated or projected in the forward-looking statements as a result of certain factors listed below and elsewhere in this document. However, because the Company operates in a rapidly changing environment, there can be no assurance that the following factors include all material risks to the Company at any given time. See "Forward-Looking Statements."


REAL ESTATE INVESTMENT RISKS

GENERAL

    Real property investments are subject to varying degrees of risk. The yields available from equity investment in real estate depend upon the amount of revenues generated and expenses incurred. If properties do not generate revenues sufficient to meet operating expenses, including debt service and capital expenditures, the Company's results of operations and ability to make distributions to its shareholders will be adversely affected. The performance of the economy in each of the areas in which the properties are located affects occupancy, market rental rates and expenses and, consequently, has an impact on the revenues from the properties and their underlying values. The financial results of major local employers also may have an impact on the revenues and value of certain properties.


    Revenues from properties may be further adversely affected by a variety of factors, including the general economic climate, local conditions in the areas in which properties are located, such as oversupply of space or a reduction in the demand for rental space, the attractiveness of the properties to residents or users, competition from other available space, the ability of the Company to provide adequate facilities maintenance, services and amenities, and insurance premiums and real estate taxes. The Company's revenues would also be adversely affected if residents or users were unable to pay rent or the Company was unable to rent apartments or commercial properties on favorable terms. If the Company were unable to promptly relet or renew the leases for a significant number of apartment units or commercial properties, or if the rental rates upon such renewal or reletting were significantly lower than expected rates, then the Company's funds from operations would, and ability to make expected distributions to shareholders may, be adversely affected. There is also a risk that as leases on the properties expire, residents or users will vacate or enter into new leases on terms that are less favorable to the Company. Operating costs, including real estate taxes, insurance and maintenance costs, and mortgage payments, if any, do not, in general, decline when circumstances cause a reduction in income from a property. If a property is mortgaged to secure payment of indebtedness, and the Company is unable to meet its mortgage payments, a loss could be sustained as a result of foreclosure on the property. In addition, revenues from properties and real estate values are also affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.


    In the normal course of business, the Company typically evaluates potential acquisitions, enters into non-binding letters of intent, and may, at any time, enter into contracts to acquire and may acquire additional properties. However, no assurance can be given that the Company will have the financial resources to make suitable acquisitions or that properties that satisfy the Company's investment policies will be available for acquisition. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Such risks may include that construction costs may exceed original estimates, possibly making a project uneconomical, financing may not be available on favorable terms or at all and construction and lease-up may not be completed on schedule. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. In addition, there are general real estate investment risks associated with any new real estate investment. Although the Company undertakes an evaluation of the physical condition of each new investment before it is acquired, certain defects or necessary repairs may not be detected until after the investment is acquired, which could significantly increase the Company's total acquisition costs and which could have a material adverse effect on the Company and its ability to make distributions to shareholders.


ILLIQUIDITY OF REAL ESTATE AND REINVESTMENT RISK


    Real estate investments are relatively illiquid and, therefore, tend to limit the ability of the Company to adjust its portfolio in response to changes in economic or other conditions. Additionally, the Code places certain limits on the number of properties a REIT may sell without adverse tax consequences. To effect its current operating strategy, the Company has in the past raised, and will seek to continue to raise additional acquisition funds, both through outside financing and through the orderly disposition of commercial and retail properties, and, depending upon interest rates, current acquisition opportunities and other factors, generally to reinvest the proceeds in multifamily properties. In this respect, in the markets the Company has targeted for future acquisition of multifamily properties, there is considerable buying competition from other real estate companies, many of whom may have greater resources, experience or expertise than the Company. In many cases, this competition for acquisition properties has resulted in an increase in property prices and a decrease in property yields. Due to the relatively low capitalization rates currently prevailing in the pricing of potential acquisitions of multifamily properties which meet the Company's investment criteria, no assurance can be given that the proceeds realized from the disposition of commercial and retail properties can be reinvested to produce economic returns comparable to those being realized from the properties disposed of, or that the Company will be able to acquire properties meeting its investment criteria. To the extent that the Company is unable to reinvest proceeds from the disposition of commercial and retail properties, or if properties acquired with such proceeds produce a lower rate of return than the properties disposed of, such results may have a material adverse effect on the Company and its ability to make distributions to shareholders. In addition, a delay in reinvestment of such proceeds may have a material adverse effect on the Company and its ability to make distributions to shareholders.



    The Company may seek to structure future dispositions as tax-free exchanges, where appropriate, utilizing the nonrecognition provisions of Section 1031 of the Code to defer income taxation on the disposition of the exchanged property. For an exchange of such properties to qualify for tax-free treatment under
Section 1031 of the Code, certain technical requirements must be met. For example, both the property exchanged and the property acquired must be held for use in a trade or business or for investment, and the property acquired must be identified within 45 days, and must be acquired within 180 days, after the transfer of the exchanged property. If the technical requirements of Section 1031 of the Code are not met, then the exchanged property will be treated as sold in a taxable transaction for a sales price equal to the fair market value of the property received, in which event a distribution of cash to the shareholders may be required to avoid a corporate-level income tax on the resulting capital gain. Given the competition for properties meeting the Company's investment criteria, it may be difficult for the Company to identify suitable properties within the foregoing time frames in order to meet the requirements of Section 1031. Even if a suitable tax-deferred exchange can be structured, as noted above, no assurance can be given that the proceeds of any of these dispositions will be reinvested to produce economic returns comparable to those currently being realized from the properties which were disposed of.


COMPETITION


    All of the properties currently owned by the Company are located in developed areas. There are numerous other multifamily properties and real estate companies, many of which have greater financial and other resources than the Company, within the market area of each of the properties which will compete with the Company for tenants and development and acquisition opportunities. The number of competitive multifamily properties and real estate companies in such areas could have a material effect on (i) the Company's ability to rent the apartments and the rents charged and (ii) development and acquisition opportunities. The activities of these competitors could cause the Company to pay a higher price for a new property than it otherwise would have paid or may prevent the Company from purchasing a desired property at all, which could have a material adverse effect on the Company and its ability to make distributions to shareholders.


GEOGRAPHIC CONCENTRATION; DEPENDENCE ON WESTERN UNITED STATES REGIONS


    The Company's portfolio is principally located in the San Francisco Bay Area, San Diego, Tucson, Phoenix/Scottsdale, Seattle, Portland, the Los Angeles metropolitan area, Sacramento and Las Vegas. The Company's performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other properties and alternative forms of housing. In that regard, certain of these areas (particularly the Los Angeles and San Diego metropolitan areas) have in the recent past experienced economic recessions and depressed conditions in the local real estate markets. To the extent general economic or social conditions in any of these areas deteriorate or any of these areas experiences natural disasters, the value of the portfolio, the Company's results of operations and its ability to make distributions to shareholders could be adversely affected.


RISKS OF REAL ESTATE DEVELOPMENT AND ACQUISITION

    Although the Company currently has no properties under development, the Company may in the future seek to develop properties when market and economic conditions warrant.


    Real estate development involves significant risks in addition to those involved in the ownership and operation of real estate. While the Company's policies with respect to development activities are intended to limit some of the risks otherwise associated with such activities, the Company nevertheless is subject to certain risks, including lack of financing, construction delays, budget overruns and lease-up. The occurrence of any of these risks could have a material adverse effect on the Company and its ability to make distributions to shareholders.


    It is expected that, in the future, the Company's evaluation of real property acquisition opportunities will be based, in part, upon the cost to finance the acquisition and the yield expected to be derived from the ongoing ownership of such real property. If the Company is unable to obtain sufficient capital on acceptable terms, its ability to acquire new real estate or implement other aspects of its objectives and strategies will be impaired. In addition, even if sufficient capital is available on reasonable terms, no assurance can be given that the costs to maintain the property so acquired or the yields actually derived from the property will not deviate materially from expectations.

UNINSURED LOSS; LIMITED COVERAGE


    The Company carries comprehensive liability, fire, extended coverage and rental loss insurance with respect to its properties with certain policy specifications, limits and deductibles. While the Company currently carries flood and earthquake insurance for its properties with an aggregate annual limit of $50 million, subject to substantial deductibles, no assurance can be given that such coverage will be available on acceptable terms or at an acceptable cost, or at all, in the future, or if obtained, that the limits of those policies will cover the full cost of repair or replacement of covered properties. In addition, there may be certain extraordinary losses (such as those resulting from civil unrest) that are not generally insured (or fully insured against) because they are either uninsurable or not economically insurable. Should an uninsured or underinsured loss occur to a property, the Company could be required to use its own funds for restoration or lose all or part of its investment in, and anticipated revenues from, the property and would continue to be obligated on any mortgage indebtedness on the property. Any such loss could have a material adverse effect on the Company and its ability to make distributions to shareholders.

CHANGE IN LAWS


    Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to residents or users in the form of higher rents, and may adversely affect the Company's cash available for distribution and its ability to make distributions to shareholders. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which could have a material adverse effect on the Company and its ability to make distributions to shareholders. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multifamily housing may reduce rental revenues or increase operating costs.


LAWS BENEFITING DISABLED PERSONS


    A number of federal, state and local laws (including the Americans with Disabilities Act) and regulations exist that may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons. Legislation or regulations adopted in the future may impose further burdens or restrictions on the Company with respect to improved access by disabled persons. The costs of compliance with these laws and regulations may be substantial, and limits or restrictions on completion of certain renovations may limit implementation of the Company's investment strategy in certain instances or reduce overall returns on its investments, which could have a material adverse effect on the Company and its ability to make distributions to shareholders. The Company reviews its properties periodically to determine the level of compliance and, if necessary, takes appropriate action to bring such properties into compliance. The Company's management believes, based on property reviews to date, that the costs of such compliance should not have a material adverse effect on the Company. Such conclusions are based upon currently available information and data, and no assurance can be given that further review and analysis of the Company's properties, or future legal interpretations or legislative changes, will not significantly increase the costs of compliance.


REAL ESTATE FINANCING RISKS

DEBT FINANCING AND DEBT MATURITIES


    The Company is subject to the normal risks associated with debt financing, including the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest, the risk that indebtedness on its properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness. If the Company were unable to refinance its indebtedness on acceptable terms, or at all, the Company might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to the Company, which losses could have a material adverse effect on the Company and its ability to make distributions to shareholders. Furthermore, if a property is mortgaged to secure payment of indebtedness and the Company is unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to the Company. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering the Company's ability to meet the REIT distribution requirements of the Code.


RISK OF RISING INTEREST RATES


    The Company has incurred and expects in the future to incur indebtedness which bears interest at a variable rate. Accordingly, increases in interest rates would increase the Company's interest costs (to the extent that the related indebtedness was not protected by interest rate protection arrangements), which could have a material adverse effect on the Company and its ability to make distributions to shareholders or cause the Company to be in default under certain debt instruments. In addition, an increase in market interest rates may lead holders of the Company's Common Stock to demand a higher yield on their shares from distributions by the Company, which could adversely affect the market price for the Common Stock.

ADDITIONAL DEBT


    The Company currently funds acquisition opportunities partially through borrowings (including its lines of credit) as well as from other sources such as sales of non-core properties. The organizational documents of the Company do not contain any limitation on the amount of indebtedness that the Company may incur. Accordingly, the Company could become more highly leveraged, resulting in an increase in debt service, which could have a material adverse effect on the Company and its ability to make distributions to shareholders and in an increased risk of default on its obligations.


ENVIRONMENTAL RISKS


    Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances in, on, around or under such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of, or failure to remediate properly, such substances may adversely affect the owner's or operator's ability to sell or rent the affected property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. The operation and subsequent removal of certain underground storage tanks are also regulated by federal and state laws. In connection with the current or former ownership (direct or indirect), operation, management, development and/or control of real properties, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines, and claims for injuries to persons and property.



    The Company's current policy is to obtain a Phase I environmental study on each property it seeks to acquire and to proceed accordingly. No assurance can be given, however, that the Phase I environmental studies or other environmental studies undertaken with respect to any of the Company's current or future properties will reveal all or the full extent of potential environmental liabilities, that any prior owner or operator of a property did not create any material environmental condition unknown to the Company, that a material environmental condition does not otherwise exist as to any one or more of such properties or that environmental matters will not have a material adverse effect on the Company and its ability to make distributions to shareholders. The Company currently carries no insurance for environmental liabilities.



    Certain environmental laws impose liability on a previous owner of property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not relieve an owner of such liability. Thus, the Company may have liability with respect to properties previously sold by its predecessors.


PROVISIONS WHICH COULD LIMIT A CHANGE IN CONTROL OR DETER A TAKEOVER

    In order to maintain its qualification as a REIT, not more than 50% in value of the outstanding capital stock of the Company may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities). In order to protect the Company against risk of losing its status as a

REIT due to a concentration of ownership among its shareholders, the Articles of Incorporation of the Company provide, among other things, that if the Board of Directors determines, in good faith, that direct or indirect ownership of the Company's stock has or may become concentrated to an extent that would prevent the Company from qualifying as a REIT, the Board of Directors may prevent the transfer of stock or call for redemption (by lot or other means affecting one or more shareholders selected in the sole discretion of the Board of Directors) of a number of shares sufficient in the opinion of the Board of Directors to maintain or bring the direct or indirect ownership of the stock into conformity with the requirements for maintaining REIT status. These limitations may have the effect of precluding acquisition of control of the Company by a third party without consent of the Board of Directors.



    In addition, certain other provisions contained in the Company's Articles of Incorporation and Bylaws, as well as its shareholder rights plan, may have the effect of discouraging a third party from making an acquisition proposal for the Company and may thereby inhibit a change in control of the Company. For example, such provisions may (i) deter tender offers for Common Stock, which offers may be attractive to the shareholders, or (ii) deter purchases of large blocks of Common Stock, thereby limiting the opportunity for shareholders to receive a premium for their Common Stock over then-prevailing market prices.


TAX RISKS

TAX LIABILITIES AS A CONSEQUENCE OF FAILURE TO QUALIFY AS A REIT

    Although management believes that the Company is organized and is operating so as to qualify as a REIT under the Code, no assurance can be given that the Company has in fact operated or will be able to continue to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within the Company's control. For example, in order to qualify as a REIT, at least 95% of the Company's taxable gross income in any year must be derived from qualifying sources and the Company must make distributions to shareholders aggregating annually at least 95% of its REIT taxable income (excluding net capital gains). In addition, no assurance can be given that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.


    If the Company fails to qualify as a REIT, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at corporate rates. In addition, unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce funds available for investment or distributions to shareholders because of the additional tax liability to the Company for the year or years involved. In addition, distributions to shareholders would no longer be required to be made. To the extent that distributions to shareholders would have been made in anticipation of qualifying as a REIT, the Company might be required to borrow funds or to liquidate certain of its investments to pay the applicable tax.


ITEM 2.  PROPERTIES

GENERAL

    In addition to the information set forth in this Item 2, information on the Company's portfolio is set forth in Schedule III under Item 14(d).


    The Company carries comprehensive liability, fire, extended coverage and rental loss insurance with respect to its properties with certain policy specifications, limits and deductibles, which the Company deems reasonable. In addition, the Company currently carries flood and earthquake coverage with an annual aggregate limit of $50,000,000 (after policy deductibles of 2% of damages).

MULTIFAMILY PROPERTIES

    As reflected in the following chart, during the five years in the period ended December 31, 1996, multifamily properties have increased as a percentage of the Company's portfolio of income producing properties and revenues:


MULTIFAMILY PROPERTIES                                          1996         1995         1994         1993         1992
-----------------------------------------------------------     -----        -----        -----        -----        -----

Percentage of portfolio at cost, as of December 31.........          87%          72%          65%          55%          46%

Percentage of total revenue, for the year ended December
  31.......................................................          77%          76%          71%          51%          53%



    During 1996, multifamily revenues as a percentage of total revenues did not increase in proportion to the increase in the relative size of the multifamily portfolio due to the timing of purchases of multifamily properties and the sales of commercial properties.


COMMERCIAL AND RETAIL PROPERTIES


    During 1996, BRE continued its orderly disposition of commercial and retail properties, including commercial and retail properties acquired in the Merger. At December 31, 1996 there were fifteen such properties (plus two held in partnerships in which the Company is a limited partner). For additional information regarding leases on the commercial and retail properties, see Note 3 to Notes to Financial Statements. No one resident or user accounted for more than 10% of revenues for fiscal year 1996.


HEADQUARTERS

    The Company maintains its corporate headquarters at One Montgomery Street, Suite 2500, Telesis Tower, San Francisco, California pursuant to a sublease with Wells Fargo Bank. The sublease has an eleven-year term, and covers 10,142 rentable square feet at annual per square foot rents which began at $23 and rise to $34 in the tenth year of the lease. The lease term ends December 17, 1998.

ITEM 3.  LEGAL PROCEEDINGS


    The Company is defending various claims and legal actions that arise from its normal course of business, including certain environmental actions. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions will have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


    The Company's Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol BRE. As of February 5, 1997, there were approximately 6,500 recordholders of the Company's Common Stock and the last reported sales price on the NYSE was $25.625. The number of holders does not include persons whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder. As of February 5, 1997, there were approximately 29,000 shareholders of the Company's Common Stock. The high and low last reported sales prices on the NYSE and dividends paid set forth below retroactively reflect the two-for-one stock split discussed in Note 2 to Notes to Financial Statements. Additionally, in order to maintain the Company's status as a REIT, the Code requires dividends of at least 95% of the Company's taxable income, see Note 2 to Notes to Financial Statements.


                                                                            YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------------------------------
                                                                    1996                               1995
                                                      ---------------------------------  ---------------------------------
                                                          STOCK PRICE                        STOCK PRICE
                                                      --------------------   DIVIDENDS   --------------------   DIVIDENDS
                                                        HIGH        LOW        PAID        HIGH        LOW        PAID
                                                      ---------  ---------  -----------  ---------  ---------  -----------
First Quarter.......................................  $   19.08  $   17.63   $   .3395   $   15.97  $   15.25   $   .3150
Second Quarter......................................  $   19.58  $   17.44   $   .3330   $   15.58  $   14.94   $   .3150
Third Quarter.......................................  $   21.50  $   19.50   $   .3300   $   16.88  $   15.38   $   .3150
Fourth Quarter......................................  $   24.75  $   20.13   $   .3300   $   18.07  $   15.88   $   .3150

ITEM 6. SELECTED FINANCIAL DATA


    The following selected financial data for each of the five years in the period ended December 31, 1996 have been derived from the financial statements of the Company which have been recast to give effect to the change in the Company's fiscal year, see Note 2 to Notes to Financial Statements. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this report. The 1996 results have been significantly impacted by the Merger and numerous acquisitions and dispositions as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this report and, therefore, are not directly comparable to prior years.



                                                                 YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------------------
                                               1996          1995          1994          1993          1992
                                           ------------  ------------  ------------  ------------  ------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING RESULTS
Revenues.................................  $  101,651    $   65,387    $   56,970    $   49,806    $   39,829
Net income...............................      89,839        22,010        24,212        20,037        28,737
Less:
Net gain on sales of investments.........      52,825           221         1,646           506        14,199
Plus:
Depreciation and amortization............      13,283         7,864         7,080         6,097         4,787
Provision for investment losses..........       --            2,000         --            --            --
                                           ------------  ------------  ------------  ------------  ------------
Funds from operations *..................  $   50,297    $   31,653    $   29,646    $   25,628    $   19,325
Net cash flows generated from operating
  activities.............................  $   43,898    $   26,032    $   29,786    $   24,571    $   23,743
Dividends paid...........................  $   39,849    $   27,596    $   26,210    $   23,659    $   19,011
Dividends paid as a percentage of funds
  from operations........................          79%           87%           88%           92%           98%
Weighted average number of shares
  outstanding............................      30,520        21,905        21,840        20,150        15,840
PER SHARE DATA
Income before gain on sales of
  investments............................  $     1.21    $     1.09    $     1.03    $      .97    $      .92
Net gain on sales of investments.........        1.73           .01           .08           .02           .90
Provision for possible investment
  losses.................................       --            (.09)         --            --            --
                                           ------------  ------------  ------------  ------------  ------------
Net income...............................  $     2.94    $     1.01    $     1.11    $      .99    $     1.82
Dividends paid...........................  $     1.33    $     1.26    $     1.20    $     1.20    $     1.20
FINANCIAL POSITION
Total assets.............................  $  783,714    $  354,895    $  343,853    $  293,628    $  231,477
Real estate portfolio, before
  depreciation...........................  $  816,389    $  371,438    $  373,676    $  310,003    $  252,239
Cash and short-term investments..........  $      184    $   16,057    $    3,887    $   13,742    $    4,830
Long-term debt...........................  $  311,985    $  112,290    $   97,169    $   45,416    $   80,155
Shareholders' equity.....................  $  464,114    $  239,248    $  243,436    $  245,156    $  148,164


------------------------

* Industry analysts generally consider Funds from Operations ("FFO") to be an appropriate measure of the performance of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts as net income
    (loss) (computed in accordance with generally accepted accounting principles) excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, and therefore should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operations as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


    BRE Properties, Inc. (the "Company") is a regionally focused, self-administered equity real estate investment trust which primarily owns and manages a portfolio of apartment communities in nine major markets of the Western United States. The Company also owns a number of commercial and retail properties. The Company's revenues consist primarily of rental income (92% of total revenues in 1996 and 96% in each of 1995 and 1994) derived from its portfolio of income-producing properties. Other income includes interest from secured notes receivable and, to a lesser extent, income from partnership investments. The policy of the Company is to emphasize cash flows from operations rather than the realization of capital gains through property dispositions. As dispositions of real estate assets are made, the Company typically seeks to reinvest net proceeds from sales in income-producing real estate.



    The Company's strategic plan emphasizes equity investments in apartment communities, located across Western markets, and the orderly redeployment of retail and commercial property investments into apartment investments. Pursuant to this strategy, the Company merged with Real Estate Investment Trust of California on March 15, 1996. As a result of the Merger, the Company added 22 wholly owned apartment communities (totaling approximately 3,600 units) and 18 commercial and retail properties to the portfolio. The Merger also provided increased depth in management and other resources which allowed the Company to internalize property management during 1996.



    The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. Financial information for 1995 and 1994 has been recast to conform to the presentation of 1996 financial information, see Note 2 to Notes to Financial Statements. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, including those discussed elsewhere in this Form 10-K, that could cause actual results to differ materially from those projected.



RESULTS OF OPERATIONS
COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


REVENUES

    Total revenues (excluding net gain on sales of investments in rental properties) were $101,651,000 in 1996 compared to $65,387,000 in 1995 and
$56,970,000 in 1994. Revenues in 1996 increased primarily as a result of the Merger and new multifamily property acquisitions which were offset in part by the disposition of certain retail and commercial properties. A summary of revenues for the years ended December 31, 1996, 1995 and 1994 is as follows:


                                1996      % OF TOTAL      1995      % OF TOTAL      1994      % OF TOTAL
                               TOTAL       REVENUES       TOTAL      REVENUES       TOTAL      REVENUES
                             ----------  -------------  ---------  -------------  ---------  -------------
                                                        (DOLLARS IN THOUSANDS)
REVENUES:
Multifamily rental.........  $   77,834           77%   $  49,918           76%   $  40,504           71%
Commercial and retail
  rental...................      15,301           15       12,947           20       14,232           25
Other income...............       8,516            8        2,522            4        2,234            4
                             ----------          ---    ---------          ---    ---------          ---
Total revenue..............  $  101,651          100%   $  65,387          100%   $  56,970          100%



                                            % CHANGE FROM
                                              PRIOR YEAR
                                          ------------------
                                          1996   1995   1994
                                          ----   ----   ----
Multifamily rental......................   56%    23%    59%
Commercial and retail rental............   18%    (9%)  (36%)
Other income............................  238%    13%    (1%)
Total revenue...........................   55%    15%    14%



    Multifamily rental revenues have increased in each of the last two years primarily due to property acquisitions, including for 1996 the 22 apartment communities acquired in the Merger and nine other direct apartment investments, which contributed approximately $21,200,000 and $10,400,000, respectively, to 1996 revenue and were offset in part by the sale of the Westlake Village property in 1996. Multifamily rental revenue in 1996 also benefited from an increase in average occupancy (calculated as shown below) and a 4% average increase in rental rates in 1996 when compared to 1995 for properties held during both years. Multifamily rental revenue increased in 1995 as compared to 1994 primarily due to investments in a portfolio of Tucson, Arizona apartment properties (the "Tucson Portfolio") during 1994, which were held for the entire year in 1995. The Tucson Portfolio included seven properties and was acquired for approximately $51,000,000; six communities were purchased in 1994 and one in 1995.



    Revenues from commercial and retail properties increased 18% in 1996 when compared to 1995, primarily due to the 18 properties in these categories acquired by the Company in the Merger (which properties contributed approximately $5,500,000 in revenues during 1996), offset in part by property sales. Revenues from commercial and retail properties decreased $1,285,000 in 1995 compared to 1994 due primarily to property sales in 1994. Commercial and retail revenues as a percentage of total revenues have declined in each of the last two years as a result of the Company's strategy emphasizing redeployment of these investments into apartment communities. In addition, commercial and retail properties in California markets experienced rental rate and occupancy weakness for each of 1996, 1995 and 1994.



    Portfolio occupancy rates as of December 31, 1996, 1995 and 1994 were as follows:



                                          1996   1995   1994
                                          ----   ----   ----
Multifamily.............................   96%    93%    95%
Commercial and retail...................   93%    96%    69%


    For multifamily properties, portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. For commercial and retail properties, portfolio occupancy is calculated by dividing the total occupied square footage by the total square footage in the portfolio.

    The following table summarizes, by property classification, portfolio acquisitions and dispositions for the years ended December 31, 1996, 1995 and 1994 (dollar amounts are gross acquisition costs in the case of acquisitions and gross sales prices in the case of property sales):



                                                   1996           1995           1994
                                               -------------  -------------  ------------
ACQUISITION/DISPOSITION SUMMARY                 #      $       #      $       #      $
---------------------------------------------  ---  --------  ---  --------  ---  -------
                                                         (DOLLARS IN THOUSANDS)
Multifamily
  Property acquisitions (1)..................   31  $446,412    2  $ 16,023    8  $72,240
  Property dispositions (2)..................    1    58,000  --      --     --        --
Commercial and retail
  Property acquisitions (3)..................   18    56,443  --      --     --        --
  Property dispositions......................   14    49,600    2    15,406    2   11,911


------------------------

(1) Includes, for 1996, 22 properties acquired in the Merger with an aggregate cost of $216,612,000 as determined under the purchase method of accounting.


(2) Represents sale of the Company's ground lease interest at Westlake Village Apartments, Daly City, California.



(3) Represents, for 1996, 18 properties acquired in the Merger with an aggregate cost of $56,443,000, as determined under the purchase method of accounting.


EXPENSES

    REAL ESTATE EXPENSES


    Real estate expenses for rental properties (which include maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) for the year ended December 31, 1996 increased 44% to $31,030,000 from 1995 primarily due to expenses of the 40 properties acquired in the Merger and nine new multifamily property acquisitions. Real estate expenses as a percentage of rental revenues decreased from 34% in 1995 to 33% in 1996. Although not measurable with precision, management believes that this decrease resulted in part from the internalization of property management and economies of scale derived from increased concentration of assets in the Company's markets. Real estate expenses increased by 25% to $21,540,000 in the year ended December 31, 1995 from $17,256,000 for the prior year due largely to the addition of the Tucson Portfolio, which was held for the entire year in 1995.


    PROVISION FOR DEPRECIATION AND AMORTIZATION


    The provision for depreciation and amortization increased by $5,419,000 for the year ended December 31, 1996 from that of 1995. The increase in 1996 resulted from properties acquired in the Merger and additional multifamily property acquisitions, offset in part by dispositions of commercial and retail properties. The provision for depreciation and amortization for the year ended December 31, 1995 increased $784,000 compared to 1994 due largely to the acquisition of the Tucson Portfolio in 1994, which resulted in expense for the entire year of 1995 and only for a portion of the year in 1994.


    INTEREST EXPENSE


    Interest expense was $16,325,000 for the year ended December 31, 1996, up from $7,973,000 in 1995. This increase was due primarily to interest on indebtedness assumed in the Merger totaling $95,400,000 and interest on subsequent borrowings on the Company's lines of credit to fund multifamily property acquisitions. At December 31, 1996, the Company's total indebtedness (including indebtedness assumed in the Merger) was $311,985,000. The $2,374,000 increase in 1995 interest expense over 1994 was due primarily to interest on borrowings in connection with the acquisition of the Tucson Portfolio of approximately $27,939,000 for 12 months during 1995 and the addition in 1995 of a new $12,000,000 secured loan.


    GENERAL AND ADMINISTRATIVE


    General and administrative costs were $3,999,000 (3.9% of total revenues), $4,221,000 (6.5% of total revenues) and $4,469,000 (7.8% of total revenues), for the three years ended December 31, 1996, 1995 and 1994, respectively. The decrease in 1996 compared to 1995 is primarily from reductions in costs of administering the Company's day to day operations due to, among other things, the reorganization of the Company's asset management staff to handle direct property management duties which were previously handled by outside property management firms and, to a lesser extent, improved efficiencies in operating systems, computer systems and software upgrades. The decrease in 1995 compared to 1994 is due largely to legal expenses incurred in 1994 in connection with certain litigation and recovered in part in 1995 from the Company's insurance carriers, offset in part by certain non-recurring financial advisory costs incurred in 1995.


    NET GAIN ON SALES OF INVESTMENT IN RENTAL PROPERTIES


    The net gain on sales in 1996 of approximately $52,825,000 was primarily due to the sale of the Westlake Village leased land property (total sale price of approximately $58,000,000) and the 525 Almanor industrial warehouse property (total sale price of approximately $6,300,000). The net loss on sales (including provision for possible investment losses) in 1995 of approximately $1,779,000 was due to the sale of the then-vacant Pomona Warehouse property and Irvine Spectrum property. The net gain of approximately $1,646,000 in 1994 was due to the sale of the Marymoor and 515 Ellis properties. All of these sales were structured as tax-deferred exchanges, with the proceeds thereof applied toward new investments in apartment communities. As of December 31, 1996, the Company had gains on sales totaling approximately $121,000,000 which have been deferred for federal and state income tax purposes since the Company's organization in 1970.


    IMPACT OF INFLATION

    Over 75% of the Company's total revenues for 1996 were derived from apartment properties. Due to the short-term nature of most apartment leases (typically one year or less), the Company may seek to adjust rents to help counter the impact of inflation upon renewal of existing leases or commencement of new leases, although there can be no assurance that the Company will be able to adjust rents in response to inflation. In addition, occupancy rates may also fluctuate due to short-term leases which permit apartment residents to leave at the end of each lease term at minimal cost to the resident.

    LIQUIDITY AND CAPITAL RESOURCES


    At December 31, 1996, the Company's cash and cash equivalents totaled $184,000, down from $16,057,000 at the end of 1995. Borrowings under the Company's lines of credit totaled $124,000,000 at December 31, 1996, compared to no such borrowings at December 31 of the previous year. Lines of credit are available to pay dividends to shareholders, to fund capital improvements and operating expenses, as well as to fund new acquisitions. The Company typically reduces lines of credit with cash balances as available.



    Borrowings of up to $150,000,000 are available under the Company's lines of credit, with $26,000,000 available at December 31, 1996. The current lines of credit expire in April 1998 as to $120,000,000 and April 1999 as to $30,000,000. The lines of credit bear interest at prime or LIBOR plus 1.0% as to $30,000,000 and LIBOR plus 1.125% as to $120,000,000. Costs of the lines of credit are 0.125% per annum on the total commitment amount and an unuse fee of 0.125% per annum as to amounts not outstanding on the $120,000,000 line.

    Pursuant to the Merger, the Company assumed $73,000,000 of unsecured indebtedness which bears interest at 7.44% per annum as to $55,000,000 and 7.88% per annum as to $18,000,000. This indebtedness is to be repaid through scheduled principal payments in the years from 2000 to 2005. At December 31, 1996, the Company also had outstanding mortgage indebtedness of $114,985,000 at interest rates ranging from 6.5% to 8.4%, with remaining terms of from one to 31 years.


    For additional information regarding the Company's lines of credit, unsecured notes payable and mortgage loans payable, including scheduled principal payments over the next five years, see Notes 5 and 6 to Notes to Financial Statements. Certain of the Company's indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. The Company was in compliance with all such covenants during the year ended December 31, 1996.


    During 1996, the Company entered into an unsecured treasury lock swap agreement in the notional amount of $50,000,000. This transaction is intended to reduce the Company's overall exposure to interest rate changes, see Note 2 to Notes to Financial Statements.



    The Company purchased nine apartment investments for a total purchase price of approximately $230,000,000 in 1996. These acquisitions were funded with proceeds of property sales (totaling approximately $104,000,000 after sales expenses during 1996) and additional borrowings under the Company's lines of credit. The Company was committed to purchase two apartment communities totaling 803 units for approximately $85,000,000 as of December 31, 1996; one of these properties (totaling approximately 350 units) was acquired in February 1997 for approximately $26,000,000 using proceeds from the Company's lines of credit. Purchase of the remaining property is subject to satisfactory completion of the Company's due diligence investigation of the property, and there can be no assurance that this purchase will in fact be consummated. This purchase, if completed, is expected to close before June 30, 1997.



    The Company believes that its cash flow and cash available from lines of credit will be sufficient to meet its short-term liquidity needs during 1997, which include normal recurring expenses, debt service requirements, budgeted expenditures for improvements to certain properties and distributions required to maintain the Company's REIT qualification under the Internal Revenue Code. However, the Company anticipates that it will continue to require outside sources of financing to meet its long-term liquidity needs, such as scheduled debt repayments, property acquisitions and development activities.



    On February 11, 1997, the Company increased its lines of credit from $150,000,000 to $200,000,000 for a period of 180 days on terms substantially similar to those described above. Also subsequent to December 31, 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission for up to $300 million of unsecured debt securities, Common Stock, preferred stock, depositary shares or warrants to purchase shares of Common Stock.


DIVIDENDS


    A cash dividend has been paid to shareholders each quarter since the Company's inception in 1970. Dividends per share were $1.33 in 1996, $1.26 in 1995 and $1.20 in 1994. Total dividends paid to shareholders for the three years ended December 31, 1996, 1995 and 1994 were $39,849,000, $27,596,000 and $26,210,000, respectively.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


    See the Index to Financial Statements. Such Financial Statements and Schedules are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) EXECUTIVE OFFICERS. See "Executive Officers of the Registrant" in Part I of this report.


(b) DIRECTORS. The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, relating to the Company's 1997 Annual Meeting of Shareholders, under the headings "Election of BRE Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," to be filed with the Securities and Exchange Commission within 120 days of December 31, 1996.


ITEM 11. EXECUTIVE COMPENSATION


    The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, relating to the Company's 1997 Annual Meeting of Shareholders, under the headings "Executive Compensation and Other Information" and "Board and Committee Meetings; Compensation of Directors," to be filed with the Securities and Exchange Commission within 120 days of December 31, 1996.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.


    The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, relating to the Company's 1997 Annual Meeting of Shareholders, under the headings "Security Ownership of Management" and "Principal Shareholders," to be filed with the Securities and Exchange Commission within 120 days of December 31, 1996.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


    The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, relating to the Company's 1997 Annual Meeting of Shareholders, under the heading "Employment Contracts and Termination of Employment and Change in Control Arrangements--Mr. McDowell-- Stock Loan," to be filed with the Securities and Exchange Commission within 120 days of December 31, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  FINANCIAL STATEMENTS


1.         Financial Statements:

           Report of Independent Auditors

           Balance Sheets at December 31, 1996 and 1995

           Statements of Income for the years ended December 31, 1996, 1995 and 1994

           Statements of Cash Flows for the years ended December 31, 1996,
               1995 and 1994

           Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

           Notes to Financial Statements

2.         Financial Statement Schedule:

           Schedule III--Real Estate and Accumulated Depreciation

3.         See Index to Exhibits immediately following the Financial Statements.
             Each of the exhibits listed is incorporated herein by reference.


    (b)  REPORTS ON FORM 8-K

         On October 16, 1996, the Registrant filed a report on Form 8-K relating to its purchase of the Foster's Landing Apartments. The Registrant filed financial statements related thereto pursuant to a Report on Form 8-K/A filed on December 11, 1996.

         On January 14, 1997, the Registrant filed a report on Form 8-K relating to its purchase of the Promontory Point Apartments. The Registrant filed financial statements related thereto pursuant to a Report on Form 8-K/A filed on February 13, 1997.

    (c)  EXHIBITS


         See Index to Exhibits.


    (d)  FINANCIAL STATEMENT SCHEDULES


         See Index to Financial Statements and Financial Schedule.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BRE PROPERTIES, INC.

Dated: February 13, 1997                       /s/ FRANK C. MCDOWELL
                                               ----------------------------------------
                                               Frank C. McDowell, President

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


          SIGNATURE                       TITLE                    DATED
------------------------------  --------------------------  -------------------

/s/ FRANK C. MCDOWELL           President and Director
------------------------------    (Principal                 February 13, 1997
Frank C. McDowell                 Executive Officer)

                                Executive Vice President
/s/ LEROY E. CARLSON              (Principal
------------------------------    Financial and Accounting   February 13, 1997
LeRoy E. Carlson                  Officer)

/s/ JOHN MCMAHAN
------------------------------  Chairman and Director        February 13, 1997
John McMahan

/s/ WILLIAM E. BORSARI
------------------------------  Director                     February 13, 1997
William E. Borsari

/s/ C. PRESTON BUTCHER
------------------------------  Director                     February 13, 1997
C. Preston Butcher

/s/ L. MICHAEL FOLEY
------------------------------  Director                     February 13, 1997
L. Michael Foley

/s/ ROGER P. KUPPINGER
------------------------------  Director                     February 13, 1997
Roger P. Kuppinger

/s/ MALCOLM R. RILEY
------------------------------  Director                     February 13, 1997
Malcolm R. Riley

/s/ GREGORY M. SIMON
------------------------------  Director                     February 13, 1997
Gregory M. Simon

/s/ ARTHUR G. VON THADEN
------------------------------  Director                     February 13, 1997
Arthur G. von Thaden

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Directors of
BRE Properties, Inc.:

    We have audited the accompanying balance sheets of BRE Properties, Inc. as of December 31, 1996 and 1995, and the related statements of income, shareholders' equity, cash flows and the related financial schedule for each of the three years in the period ended December 31, 1996. These financial statements and the related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the related financial schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the related financial schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRE Properties, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             /s/ Ernst & Young LLP


San Francisco, California
January 14, 1997
Except for Note 13, as to which the date is February 12, 1997

                              BRE PROPERTIES, INC.

                                 BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS


                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
Investments in rental properties:
  Multifamily.............................................................................  $  710,240  $  267,847
  Commercial and retail...................................................................     103,528     102,269
  Less: Accumulated depreciation and amortization.........................................     (49,690)    (48,036)
                                                                                            ----------  ----------
                                                                                               764,078     322,080
Investments in limited partnerships.......................................................       2,621       1,322
                                                                                            ----------  ----------
  Real estate portfolio...................................................................     766,699     323,402
Mortgage loans, net.......................................................................       9,716       5,727
                                                                                            ----------  ----------
                                                                                               776,415     329,129
Cash and short-term investments...........................................................         184      16,057
Other assets..............................................................................       7,115       9,709
                                                                                            ----------  ----------
      TOTAL ASSETS........................................................................  $  783,714  $  354,895
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage loans payable....................................................................  $  114,985  $  112,290
Unsecured notes payable...................................................................      73,000      --
Borrowings on unsecured lines of credit...................................................     124,000      --
Accounts payable and other liabilities....................................................       7,615       3,357
                                                                                            ----------  ----------
      Total liabilities...................................................................     319,600     115,647
Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized in 1996. No shares
  outstanding at December 31, 1996........................................................      --          --
Common stock, $.01 par value, 50,000,000 shares authorized. Shares issued and outstanding:
  32,879,741 at December 31, 1996; 21,941,730 at December 31, 1995........................         329         219
Additional paid-in capital................................................................     387,674     212,908
Accumulated net income in excess of cumulative dividends..................................      76,111      26,121
                                                                                            ----------  ----------
      Total shareholders' equity..........................................................     464,114     239,248
                                                                                            ----------  ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................................  $  783,714  $  354,895
                                                                                            ----------  ----------
                                                                                            ----------  ----------


                       See notes to financial statements

                              BRE PROPERTIES, INC.
                              STATEMENTS OF INCOME

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                     1996       1995       1994
                                                                                  ----------  ---------  ---------
                                                                                       (IN THOUSANDS, EXCEPT
                                                                                          PER SHARE DATA)
REVENUE
Rental income:
  Multifamily...................................................................  $   77,834  $  49,918  $  40,504
  Commercial and retail.........................................................      15,301     12,947     14,232
Other income....................................................................       8,516      2,522      2,234
                                                                                  ----------  ---------  ---------
    Total revenue...............................................................     101,651     65,387     56,970
                                                                                  ----------  ---------  ---------
EXPENSES
Real estate expenses............................................................      31,030     21,540     17,256
Provision for depreciation and amortization.....................................      13,283      7,864      7,080
Interest expense................................................................      16,325      7,973      5,599
General and administrative......................................................       3,999      4,221      4,469
                                                                                  ----------  ---------  ---------
    Total expenses..............................................................      64,637     41,598     34,404
                                                                                  ----------  ---------  ---------
Income before net gain on sales of investments in rental properties and
  provision for possible investment losses......................................      37,014     23,789     22,566
Net gain on sales of investments in rental properties...........................      52,825        221      1,646
Provision for possible investment losses........................................      --         (2,000)    --
                                                                                  ----------  ---------  ---------
    NET INCOME..................................................................  $   89,839  $  22,010  $  24,212
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

Net income per share:
  Income before net gain on sales of investments in rental properties and
    provision for possible investment losses....................................  $     1.21  $    1.09  $    1.03
  Net gain on sales of investments in rental properties.........................  $     1.73  $     .01  $     .08
  Provision for possible investment losses......................................      --          ($.09)    --
                                                                                  ----------  ---------  ---------
    NET INCOME PER SHARE........................................................  $     2.94  $    1.01  $    1.11
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

                       See notes to financial statements

                              BRE PROPERTIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                  1996         1995        1994
                                                                               -----------  ----------  ----------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE
                                                                                              DATA)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................................  $    89,839  $   22,010  $   24,212
Adjustments to reconcile net income to net cash generated by operating activities:
  Net gain on sales of investments...........................................      (52,825)       (221)     (1,646)
  Provision for depreciation and amortization................................       13,283       7,864       7,080
  Provision for possible investment losses...................................      --            2,000      --
(Increase) decrease in other assets..........................................        1,522      (4,694)      1,225
(Decrease) increase in accounts payable and other liabilities................       (3,932)        109         192
Net (increase) in mortgage loans.............................................       (3,989)     (1,036)     (1,277)
                                                                               -----------  ----------  ----------
Net cash flows generated by operating activities.............................       43,898      26,032      29,786
                                                                               -----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property purchased.........................................................     (230,967)    (16,023)    (72,240)
  Capital expenditures--multifamily..........................................         (748)       (505)       (264)
  Capital expenditures--commercial and retail................................         (757)     (1,662)     (4,870)
  Proceeds from sales of property, net.......................................      104,379      15,406      11,911
                                                                               -----------  ----------  ----------
Net cash flows used in investing activities..................................     (128,093)     (2,784)    (65,463)
                                                                               -----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loans payable:
  New mortgage loans.........................................................      --           16,227      52,914
  Principal payments.........................................................       (1,450)     (1,107)     (1,163)
Lines of credit:
  Advances...................................................................      127,300      --          --
  Principal repayments.......................................................      (21,500)     --          --
Proceeds from grants of restricted shares and exercises of options...........        3,821       1,399         280
Dividends paid...............................................................      (39,849)    (27,596)    (26,210)
                                                                               -----------  ----------  ----------
Net cash flows generated by (used in) financing activities...................       68,322     (11,077)     25,821
                                                                               -----------  ----------  ----------
(Decrease) increase in cash and short-term investments.......................      (15,873)     12,171      (9,856)
Balance at beginning of period...............................................       16,057       3,886      13,742
                                                                               -----------  ----------  ----------
BALANCE AT END OF PERIOD.....................................................  $       184  $   16,057  $    3,886
                                                                               -----------  ----------  ----------
                                                                               -----------  ----------  ----------

                       See notes to financial statements

                              BRE PROPERTIES, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                               YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
                                                                             (DOLLAR AMOUNTS IN THOUSANDS)
COMMON STOCK SHARES
  Balance at beginning of year......................................     21,941,730     21,850,966     21,832,966
  Issuance of shares pursuant to merger.............................     10,684,436             --             --
  Restricted shares granted and stock options exercised.............        246,451         90,764         18,000
  Shares issued pursuant to dividend reinvestment plan..............          7,124             --             --
                                                                      -------------  -------------  -------------
  Balance at end of year............................................     32,879,741     21,941,730     21,850,966
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

COMMON STOCK
  Balance at beginning of year......................................  $         219  $         219  $         219
  Issuance of shares pursuant to merger.............................            107             --             --
  Restricted shares granted and stock options exercised.............              3             --             --
  Shares issued pursuant to dividend reinvestment plan..............             --             --             --
                                                                      -------------  -------------  -------------
  Balance at end of year............................................            329            219            219
                                                                      -------------  -------------  -------------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year......................................        212,908        211,510        211,231
  Issuance of shares pursuant to merger.............................        170,948             --             --
  Restricted shares granted and stock options exercised.............          3,681          1,398            279
  Shares issued pursuant to dividend reinvestment plan..............            137             --             --
                                                                      -------------  -------------  -------------
  Balance at end of year............................................        387,674        212,908        211,510
                                                                      -------------  -------------  -------------
ACCUMULATED NET INCOME IN EXCESS OF CUMULATIVE DIVIDENDS
  Balance at beginning of year......................................         26,121         31,707         33,705
  Net income for year...............................................         89,839         22,010         24,212
  Cash dividends paid--$1.3295 per share for the year ended December
    31, 1996; $1.26 per share for the year ended December 31, 1995
    and $1.20 per share for the year ended December 31, 1994........        (39,849)       (27,596)       (26,210)
                                                                      -------------  -------------  -------------
  Balance at end of year............................................         76,111         26,121         31,707
                                                                      -------------  -------------  -------------
    TOTAL SHAREHOLDERS' EQUITY......................................  $     464,114  $     239,248  $     243,436
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    For the years ended December 31, 1996, 1995 and 1994, the tax components of its dividends are as follows (unaudited):

                                                               ORDINARY        LONG-TERM        RETURN OF
                                                                INCOME        CAPITAL GAIN       CAPITAL
                                                             -------------  ----------------  --------------
December 31, 1996..........................................          92%              1%               7%
December 31, 1995..........................................          94%             --                6%
December 31, 1994..........................................          86%              4%              10%

                       See notes to financial statements

                              BRE PROPERTIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. COMPANY

    BRE Properties, Inc. ("BRE" or "the Company") is a self-administered real estate investment trust ("REIT") which owns and operates multifamily communities and other income producing properties in the Western United States. At December 31, 1996, BRE's portfolio consisted of 72 properties, including 53 wholly owned multifamily communities (aggregating 12,212 units), 15 commercial and retail properties, one land lease and three properties held in partnerships in which BRE is a limited partner. Of these properties, 43 are located in California, 19 in Arizona, five in Washington, three in Nevada and two in Oregon. The 72 properties contain, in the aggregate, approximately 12,887,000 net rentable square feet of improvements on approximately 866 acres of land.

    MERGER WITH REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

    On March 15, 1996, Real Estate Investment Trust of California ("RCT") merged with and into BRE ("the Merger"). Following consummation of the Merger, BRE changed its state of incorporation from Delaware to Maryland, amended the BRE Certificate of Incorporation to authorize preferred stock, and approved the Amended and Restated Non-Employee Director Stock Option Plan. The Merger was completed in accordance with the terms and conditions of the Agreement and Plan of Merger dated October 11, 1995, as amended ("the Merger Agreement"). Under the terms of the Merger Agreement, upon the Merger, each issued and outstanding share of beneficial interest of RCT was converted into the right to receive 1.14 shares of BRE Common Stock (.57 of a share of BRE Common Stock prior to the stock split; see Note 2--Stock Split). The Merger was unanimously approved by the Boards of both companies and by the requisite vote of the shareholders of both. The Merger has been accounted for in 1996 as a purchase business combination.

    Pursuant to the Merger with RCT on March 15, 1996, BRE (i) acquired $274,400,000 aggregate book value in equity investments in real estate, (ii) assumed secured and unsecured RCT notes payable of $95,400,000, and other liabilities totaling $8,000,000, and (iii) issued 10,684,436 shares of Common Stock valued at $171,000,000 for the conversion of RCT shares of beneficial interest.

2. ACCOUNTING POLICIES

    RENTAL PROPERTY

    Rental property is recorded at cost less accumulated depreciation less an adjustment, if any, for impairment. Rental properties are evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a rental property during the expected holding period is less than its carrying value. Upon determination that such impairment has occurred, rental properties are reduced to fair value. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which range from 35 to 45 years for buildings and 5 to 25 years for other property.

    Development projects are generally considered placed in service as the property becomes ready for occupancy.

    REAL ESTATE HELD FOR SALE

    Real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

                              BRE PROPERTIES, INC.

2. ACCOUNTING POLICIES (CONTINUED)
    In the normal course of business, BRE will receive offers for sale of its properties, either solicited or unsolicited. For those offers which are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise which result in the withdrawal or rejection of the offer during this process. As a result, real estate is not classified as "held for sale" until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are currently under way. No properties are considered "held for sale" for this purpose as of December 31, 1996 or 1995.

    RENTAL EXPENSES AND CAPITALIZED COSTS

    For multifamily properties, costs of replacements, such as appliances, carpets and drapes, are expensed. Leasing commissions and tenant improvement costs for retail and commercial properties are expensed when the lease term is less than five years and capitalized on leases of five years or more and amortized using the straight-line method over the lease terms, which range from 5 to 40 years. For all properties, improvements and betterments that increase the value of the property or extend its life are capitalized.

    CASH AND SHORT-TERM INVESTMENTS

    BRE considers highly liquid short-term investments with initial maturities of three months or less to be cash equivalents. Financial instruments which potentially subject BRE to concentrations of credit risk include cash and short-term investments. BRE places its cash deposits and temporary cash investments with creditworthy, high-quality financial institutions. Cash and cash equivalent balances are held with various financial institutions and may at times exceed the applicable Federal Deposit Insurance Corporation limit of $100,000.

    DEFERRED COSTS

    Included in other assets are costs incurred in obtaining debt financing that are deferred and amortized over the terms of the respective debt agreements. Related amortization expense is included in interest expense (non-cash) in the accompanying statements of operations. Net deferred financing costs included in Other Assets in the accompanying balance sheets are $850,000 and $758,000 as of December 31, 1996 and 1995, respectively.

    INCOME TAXES

    BRE has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended ("the Code"). As a result, BRE will not be subject to federal taxation at the corporate level to the extent it distributes, annually, at least 95% of its REIT taxable income, as defined by the Code, to its shareholders and satisfies certain other requirements. In addition, the states in which BRE owns and operates real estate properties have provisions equivalent to the federal REIT provisions. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.

    GAINS ON SALES OF INVESTMENTS IN RENTAL PROPERTIES

    Sales are generally recorded at the close of escrow or after title has been transferred to the buyer and after appropriate payments have been received and other criteria have been met.

                              BRE PROPERTIES, INC.

2. ACCOUNTING POLICIES (CONTINUED)
    NET INCOME PER SHARE

    Net income per share is based upon the simple weighted average shares outstanding. The effect of excluding Common Stock equivalents from the calculation is less than 3% and is not material to the financial statement presentation. Net income per share on a fully diluted basis is presented if dilution is greater than 3%.

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


    On August 29, 1996 BRE entered into a Treasury Lock Swap Agreement in the notional amount of $50,000,000 with a large, credit worthy bank. BRE did not provide any collateral for this transaction. The rate is fixed at 7.05% as compared to the rate on a United States Government 10-Year Treasury Note on June 30, 1997. The Treasury Lock Swap transaction is intended to reduce BRE's overall exposure to interest rate changes in anticipation of future fixed rate financing. Had the transaction been settled as of December 31, 1996, BRE would have been required to pay approximately $380,000. Any future gain or loss on the swap transaction will be deferred and will be amortized over the term of the debt as an adjustment to its interest rate yield.


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

    RECLASSIFICATION AND CHANGE IN FISCAL YEAR

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

    BRE has elected to recast the full comparative periods pursuant to the change made in May 1996 in the fiscal year to a calendar year end effective December 31, 1995. Therefore, amounts presented reflect the financial position and results of operations from January 1, 1996 to December 31, 1996 and the

                              BRE PROPERTIES, INC.

2. ACCOUNTING POLICIES (CONTINUED)
comparative period for the prior years. Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the presentation of the 1996 financial statements.

    STOCK SPLIT

    On May 20, 1996, the Board of Directors approved a two-for-one stock split effected in the form of a stock dividend to shareholders of record on June 7, 1996, payable on June 27, 1996. All share and per share amounts in these financial statements have been retroactively restated for the stock split.

3. INVESTMENTS IN RENTAL PROPERTIES

    Investments in rental properties consist of the following:

                                                              COMMERCIAL AND
DECEMBER 31, 1996                              MULTIFAMILY        RETAIL           TOTAL
--------------------------------------------  --------------  ---------------  --------------
Land........................................  $  139,770,000   $  18,764,000   $  158,534,000
Improvements................................     570,470,000      84,764,000      655,234,000
                                              --------------  ---------------  --------------
Subtotal....................................     710,240,000     103,528,000      813,768,000
Accumulated depreciation....................     (33,096,000)    (16,594,000)     (49,690,000)
                                              --------------  ---------------  --------------
Total.......................................  $  677,144,000   $  86,934,000   $  764,078,000
                                              --------------  ---------------  --------------
                                              --------------  ---------------  --------------


DECEMBER 31, 1995
--------------------------------------------
Land........................................  $   58,032,000   $  16,566,000   $   74,598,000
Improvements................................     209,815,000      85,703,000      295,518,000
                                              --------------  ---------------  --------------
Subtotal....................................     267,847,000     102,269,000      370,116,000
Accumulated depreciation....................     (22,641,000)    (25,395,000)     (48,036,000)
                                              --------------  ---------------  --------------
Total.......................................  $  245,206,000   $  76,874,000   $  322,080,000
                                              --------------  ---------------  --------------
                                              --------------  ---------------  --------------

    The future minimum lease payments to be received from lessees under operating leases at December 31, 1996 are as follows:

1997...........................................................  $11,432,000
1998...........................................................  10,296,000
1999...........................................................   8,658,000
2000...........................................................   6,835,000
2001...........................................................   5,852,000
Thereafter.....................................................  23,344,000
                                                                 ----------
Total..........................................................  $66,417,000
                                                                 ----------
                                                                 ----------


    Leases with residents or users at wholly owned shopping centers provide for percentage rents based upon the gross revenue of the residents or users. These percentage rents are in excess of stipulated

                              BRE PROPERTIES, INC.

3. INVESTMENTS IN RENTAL PROPERTIES (CONTINUED) minimums. Percentage rents under these operating leases, which are included in rental income, amounted to:

                                                          1996          1995          1994
                                                      ------------  ------------  ------------
Percentage rent portion attributable to:
  Land leases*......................................  $  3,044,000  $  5,313,000  $  4,926,000
  Wholly owned real estate..........................       403,000       183,000       245,000
                                                      ------------  ------------  ------------
Total percentage rent...............................  $  3,447,000  $  5,496,000  $  5,171,000
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

------------------------

* Consists largely of percentage rent from the Westlake Village property which was sold in July, 1996.

    BRE's carrying value of its assets exceeds the tax basis by $121,180,000.

    During the year ended December 31, 1996, approximately $65,000,000 of taxable gain was deferred under Section 1031 of the Internal Revenue Code for certain properties sold.

4. MORTGAGE LOANS RECEIVABLE

    BRE has various mortgage loans and notes receivable which are to be paid in monthly installments through 2008. The notes bear interest at rates ranging from eight to twelve percent. Amounts remaining due to BRE at December 31, 1996 and 1995 aggregate $10,966,000 and $6,977,000, respectively. The allowance for possible investment losses was $1,250,000 as of December 31, 1996 and 1995. All loans are secured by real estate.

5. LINES OF CREDIT AND UNSECURED NOTES PAYABLE

    At December 31, 1996, two banks had extended to BRE unsecured lines of credit aggregating $150,000,000, with $30,000,000 expiring in April, 1999 and $120,000,000 expiring in April, 1998. Borrowings totaled $124,000,000 at December 31, 1996. No borrowings under these lines of credit were outstanding during the years ended December 31, 1995 or 1994. In connection with these arrangements, a fee is charged on the committed amounts. The weighted average interest rate was 6.6% in the year ended December 31, 1996. Additionally, at December 31, 1996, there were $73,000,000 in unsecured notes outstanding with an average interest rate of 7.69% with interest only due until 1999. These unsecured notes are to be repaid through scheduled principal payments from 2000 through 2005.


    The lines of credit and unsecured note agreements contain various covenants which include, among other factors, tangible net worth and requirements to maintain certain financial ratios. BRE was in compliance with such covenants as of December 31, 1996.

                              BRE PROPERTIES, INC.

6. MORTGAGE LOANS PAYABLE

    BRE has acquired certain investments in rental property which are subject to existing mortgage loans payable and has obtained mortgage loans on other investments. The following data pertains to mortgage loans payable at December 31, 1996, and 1995, respectively:

                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                    1996            1995
                                                               --------------  --------------
Mortgage loans payable.......................................  $  114,985,000  $  112,290,000

Cost of investments in real estate securing mortgage loans
  payable....................................................  $  182,729,000  $  173,904,000

Annual principal and interest payments.......................  $   10,137,000  $    9,769,000

Remaining terms of mortgage loans payable....................    1 - 31 years    2 - 33 years

Interest rates...............................................      6.5 - 8.4%      6.5 - 8.4%

    Included in the $114,985,000 mortgage loans payable is $9,240,000 of tax-exempt debt with a variable interest rate, which was 4.20% at December 31, 1996. The effective interest rate on this debt is 6.20%, which includes amortization of related fees and costs. Interest on all other mortgage loans is fixed.

    Scheduled principal payments required on lines of credit, unsecured notes payable and mortgage loans payable for the next five years are as follows:

1997..........................................................  $ 2,655,000
1998..........................................................   95,675,000
1999..........................................................   35,739,000
2000..........................................................   45,436,000
2001..........................................................   11,392,000
Thereafter....................................................  121,088,000
                                                                -----------
Total.........................................................  $311,985,000
                                                                -----------
                                                                -----------

    Interest expense on mortgage loans and unsecured notes payable including amortization of related costs aggregated $12,328,000, $7,824,000 and $5,466,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Total interest paid on long-term debt did not differ materially from interest expense.

7. STOCK OPTION PLANS

    BRE has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee and non-employee director stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("Statement 123"), requires the use of option valuation models that were not developed for use in valuing employee and non-employee director stock options. Under APB 25, because the exercise price equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                              BRE PROPERTIES, INC.

7. STOCK OPTION PLANS (CONTINUED)
    EMPLOYEE PLAN

    The 1984 and 1992 Stock Option Plans ("Plans") provide for the issuance of Incentive Stock Options, Non-Qualified Stock Options, and Restricted Shares. The maximum number of shares that may be issued under the Plans is 1,350,000. The option price may not be less than the fair market value of a share on the date that the option is granted and the options generally vest over five years. Changes in options outstanding during years ended December 31, 1996, 1995 and 1994 were as follows:


                                                                        YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------
                                                          1996                     1995                    1994
                                                 -----------------------  ----------------------  ----------------------
                                                              WEIGHTED                WEIGHTED                WEIGHTED
                                                               AVERAGE                 AVERAGE                 AVERAGE
                                                              EXERCISE                EXERCISE                EXERCISE
                                                   SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                                 ----------  -----------  ---------  -----------  ---------  -----------
Balance at beginning of period.................     668,200   $   15.62     635,200   $   15.55     479,200   $   15.57
Granted........................................     354,000   $   18.13     115,000   $   15.94     156,000   $   15.50
Exercised......................................    (259,100)  $   15.27     (75,000)  $   15.44          --          --
Canceled.......................................     (10,500)  $   17.18      (7,000)  $   14.46          --          --
                                                 ----------  -----------  ---------  -----------  ---------  -----------
Balance at end of period.......................     752,600   $   16.90     668,200   $   15.62     635,200   $   15.55
                                                 ----------  -----------  ---------  -----------  ---------  -----------
                                                 ----------  -----------  ---------  -----------  ---------  -----------
Exercisable....................................     438,766   $   16.04     550,200   $   15.58     423,700   $   15.30
Restricted shares granted......................          --          --      13,764          --      18,000          --
Shares available for granting future options...     105,436          --     448,336          --     590,100          --
Weighted average fair value of options granted
  during the year..............................  $     3.66               $    2.34               $    2.07



    At December 31, 1996, the exercise price of shares under option ranged from $12.97 to $20.00, with a weighted average exercise price of $16.90. Expiration dates range from August 24, 1997 through August 26, 2006 and the weighted average remaining contractual life of these options is 8.8 years. Stock options were exercised during 1996 on options originally granted from $12.97 to $17.75.



    In addition to the options granted under the Plans, the following stock options are also outstanding: An option for 100,000 shares (at $15.32) is held by the President and Chief Executive Officer. This option was registered with the Securities and Exchange Commission on a Form S-8 and is not part of the Plans. This option had a fair value of $2.28 in 1995, the year of the grant. In conjunction with the Merger, options on 381,900 BRE shares equivalent to options previously granted under the RCT plan were issued to officers with exercise prices ranging from $11.41 to $14.70.



    In addition to the above, there were 26,264 Restricted Shares outstanding at December 31, 1996.


    NON-EMPLOYEE DIRECTOR STOCK PLAN

    The 1994 Non-Employee Director Stock Plan, as amended in 1996, provides for the issuance of 25,000 Non-Qualified Stock Options per year to each non-employee member of the Board of Directors and an additional 25,000 shares to the Chairman of the Board of Directors. The maximum number of shares that may be issued under the Plan is 800,000. As with the Employee Plan, the option price may not be less than

                              BRE PROPERTIES, INC.

7. STOCK OPTION PLANS (CONTINUED)
the fair market value of a share on the date the option is granted. Changes in options outstanding for the years ended December 31, 1996, 1995 and 1994 were as follows:


                                                                         YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------
                                                           1996                    1995                    1994
                                                  ----------------------  ----------------------  ----------------------
                                                              WEIGHTED                WEIGHTED                WEIGHTED
                                                               AVERAGE                 AVERAGE                 AVERAGE
                                                              EXERCISE                EXERCISE                EXERCISE
                                                   SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                                  ---------  -----------  ---------  -----------  ---------  -----------
Balance at beginning of period..................    195,000   $   16.48      20,000   $   15.25      --       $  --
Granted.........................................    225,000       20.63     175,000       16.63      20,000       15.25
Canceled........................................     --          --          --          --          --          --
                                                  ---------  -----------  ---------  -----------  ---------  -----------
Balance at end of period........................    420,000   $   18.71     195,000   $   16.48      20,000   $   15.25
                                                  ---------  -----------  ---------  -----------  ---------  -----------
                                                  ---------  -----------  ---------  -----------  ---------  -----------
Exercisable.....................................    244,999   $   17.18      49,166   $   16.06       5,000   $   15.25
Shares available for granting future options....    380,000                  55,000                 230,000
Weighted average fair value of options granted
  during the year...............................  $    4.17               $    2.47               $    1.95


    At December 31, 1996, the exercise prices of shares under option ranged between $15.25 and $21.00, with expiration dates from September 25, 2004 to October 15, 2006. The options vest ratably over one year. The weighted average remaining contractual life of these options is 9.2 years.

    Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if BRE had accounted for the employee and non-employee director stock options granted only in the years ending December 31, 1996, 1995 and 1994 under the fair value method of that Statement. The impact on the years ending December 31, 1996, 1995 and 1994 of options granted prior to 1994 has been excluded from this presentation. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years ending December 31, 1996, 1995 and 1994:

                                                                    YEARS ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                   1996       1995       1994
                                                                 ---------  ---------  ---------
Risk-free interest rate........................................      7.12%      7.12%      7.12%
Dividend yield.................................................       5.6%       7.1%       7.8%
Volatility.....................................................        .26        .26        .26
Weighted average option life...................................    9 years    9 years    9 years


    The Black-Scholes option pricing model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the above stock option plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the above stock option plans.

                              BRE PROPERTIES, INC.

7. STOCK OPTION PLANS (CONTINUED)
    For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. BRE's pro forma information, as if the Company had adopted Statement 123 as discussed above, follows:

                                                           YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                      1996           1995           1994
                                                  -------------  -------------  -------------
Pro forma net income............................  $  88,720,000  $  21,606,000  $  24,159,000
Pro forma earnings per share*...................          $2.91          $0.97          $1.10

------------------------

* Weighted average outstanding shares are used in the calculation as the dilutive effect of Common Stock equivalents is less than 3%.

8. SHAREHOLDER RIGHTS

    On August 14, 1989, the Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each share of BRE's Common Stock outstanding on September 7, 1989. The Rights entitle holders to purchase, under certain conditions, shares of Common Stock at a cash purchase price of $45.00 per share, subject to adjustment. The Rights may also, under certain conditions, entitle the holders to receive Common Stock, or other consideration, having a value equal to two times the exercise price of each Right. The Rights are redeemable by BRE at a price of $.005 per Right. If not so redeemed, the Rights expire on September 7, 1999.

9. RETIREMENT PLAN

    BRE has a defined contribution retirement plan covering all employees with more than one year of continuous full-time employment. In addition to employee elective deferrals, BRE contributed an amount equal to 10% of the compensation expense of participating employees until March 15, 1996; thereafter BRE's contribution was limited to 1.5% of the participating employee's salary. The amounts contributed were $78,000, $164,000 and $143,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

10. RELATED PARTY TRANSACTIONS


    Certain executives of BRE have purchased stock, the consideration for which was interest-bearing recourse loans. The loans may be forgiven in whole or in part upon the achievement of certain performance goals for BRE related to growth in assets, funds from operations and stock price. A portion of the loans expected to be forgiven are expensed currently as compensation. At December 31, 1996, the carrying amount of the loans was $1,235,000. The amounts of such loans expected to be forgiven and treated as compensation expense were $128,000 and $50,000 for the years ended December 31, 1996 and 1995, respectively. These receivables are presented as assets rather than reclassified as reductions to equity because such reclassifications would be immaterial.


11. LITIGATION


    BRE is defending various claims and legal actions that arise from its normal course of business, including certain environmental actions. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions will have a material adverse effect on BRE's results of operations or financial position.

                              BRE PROPERTIES, INC.

12. PROFORMA INFORMATION (UNAUDITED)

    The following table sets forth the results of operations as if the Merger with RCT had occurred on January 1, 1995:

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                     1996           1995
                                                                --------------  -------------
Revenues......................................................  $  110,110,000  $  99,434,000
Income before gain on sales...................................  $   40,804,000  $  34,353,000
Net income....................................................  $   93,629,000  $  41,952,000
Net income per share:
  Income before gain on sales.................................           $1.25          $1.05
  Net income..................................................           $2.86          $1.29

    The unaudited pro forma statements of operations are presented for comparative purposes only and are not necessarily indicative of what the actual results of BRE would have been for the periods presented had the Merger occurred on those dates, nor do they purport to represent the results of future periods. The unaudited pro forma condensed statements should be read in conjunction with, and are qualified in their entirety by, the respective historical financial statements and notes thereto of BRE and RCT.

13. SUBSEQUENT EVENTS


    As of December 31, 1996, the Company was committed to purchase two multifamily communities comprising approximately 800 units for a total price of approximately $85,000,000. These purchase commitments are subject to the satisfactory completion of the Company's due diligence process. At February 12, 1997, neither of these purchases had been finalized.



    On January 23, 1997, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the issuance of up to $300,000,000 of unsecured debt securities, Common Stock, preferred stock, depositary shares or warrants to purchase Common Stock.



    On February 11, 1997, the Company temporarily increased its lines of credit from a total of $150,000,000 to $200,000,000 under the same terms of the lines of credit existing at December 31, 1996. The additional $50,000,000 is available for 180 days.

                              BRE PROPERTIES, INC.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                    YEAR ENDED DECEMBER 31, 1996
                                                    -------------------------------------------------------------
                                                    QUARTER ENDED   QUARTER ENDED   QUARTER ENDED   QUARTER ENDED
                                                      MARCH 31         JUNE 30      SEPTEMBER 30     DECEMBER 31
                                                    -------------   -------------   -------------   -------------
Revenues..........................................     $18,825         $26,849         $26,269         $29,708
Income before gain on sales.......................       7,385           9,852           9,767          10,010
Net income........................................       7,384          10,078          59,119          13,258
Net income per share:
  Income before gain on sales.....................        $.31            $.30            $.30            $.30
  Net income......................................        $.31            $.31           $1.92            $.40

                                                                    YEAR ENDED DECEMBER 31, 1995
                                                    -------------------------------------------------------------
                                                    QUARTER ENDED   QUARTER ENDED   QUARTER ENDED   QUARTER ENDED
                                                      MARCH 31         JUNE 30      SEPTEMBER 30     DECEMBER 31
                                                    -------------   -------------   -------------   -------------
Revenues..........................................     $15,925         $15,862         $16,542         $17,058
Income before gain on sales.......................       5,700           5,794           6,052           6,243
Net income........................................       6,819           3,794           6,052           5,345
Net income per share:
  Income before gain on sales.....................        $.27            $.26            $.28            $.28
  Net income......................................        $.32            $.17            $.28            $.24

                              BRE PROPERTIES, INC
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                 (000S OMITTED)

                                                               INITIAL COST TO COMPANY
                                                                                              COSTS
                                                   DATES       ------------------------    CAPITALIZED
                                                 ACQUIRED/                 BUILDINGS &    SUBSEQUENT TO      DEPRECIABLE
NAME                            LOCATION        CONSTRUCTED      LAND     IMPROVEMENTS     ACQUISITION       LIVES-YEARS
-------------------------  ------------------  --------------  ---------  -------------  ---------------  -----------------
APARTMENTS
  Sharon Green...........  Menlo Park, CA          1971/1970   $   1,250    $   5,770       $     205                45
  The Verandas...........  Union City, CA          1993/1989       3,233       12,932              64                40
  Foster's Landing.......  Foster City, CA         1996/1987      11,741       47,849                                40
  Promontory Point.......  San Ramon, CA           1996/1992       8,724       34,895                                40
  Montanosa..............  San Diego, CA        1992/1989-90       6,005       24,065             172                40
  Lakeview Village.......  Spring Valley, CA       1996/1985       3,977       15,910              33                40
  Terra Nova Villas......  Chula Vista, CA         1994/1985       2,925       11,699              65                40
                           San Diego, CA       1993/1985-1987      4,869       19,493             152                40
  Mira Mesa
    (Cimarron, Hacienda,
    Westpark)............
  Canyon Villas..........  Chula Vista, CA         1996/1981       3,064       12,258              99                40
  Winchester.............  San Diego, CA           1994/1987       1,482        5,928               1                40
  Countryside Village....  El Cajon, CA            1996/1989       1,002        4,007              36                40
  Windrush Village.......  Colton, CA              1996/1985       3,747       14,989               5                40
  Village Green..........  La Habra, CA            1972/1971         372        2,763             303                45
  Candlewood North.......  Northridge, CA      1996/1964-1995      2,110        8,477                                40
  Park Glenn.............  Camarillo, CA           1996/1963       1,750        7,000              23                40
  The Summit.............  Chino Hills, CA         1996/1989       1,839        7,354               9                40
  Santa Paula Village....  Santa Paula, CA         1996/1970         550        2,200               1                40
                           Fountain Valley,
  Sycamore Valley........  CA                      1996/1969       4,617       18,691                                40


                                   GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1996
                           -------------------------------------------------------------------
                                       BUILDINGS &               ACCUMULATED
NAME                         LAND     IMPROVEMENTS     TOTAL    DEPRECIATION    ENCUMBRANCES
-------------------------  ---------  -------------  ---------  -------------  ---------------
APARTMENTS
  Sharon Green...........  $   1,250    $   5,975    $   7,225    $  (3,146)      $  18,937
  The Verandas...........      3,233       12,996       16,229       (1,190)         11,865
  Foster's Landing.......     11,741       47,849       59,590         (294)         --
  Promontory Point.......      8,724       34,895       43,619       --              --
  Montanosa..............      6,005       24,237       30,242       (2,420)         16,866
  Lakeview Village.......      3,977       15,943       19,920         (315)         --
  Terra Nova Villas......      2,925       11,764       14,689         (807)          9,240
                               4,869       19,645       24,514       (1,593)         12,976
  Mira Mesa
    (Cimarron, Hacienda,
    Westpark)............
  Canyon Villas..........      3,064       12,357       15,421         (243)         --
  Winchester.............      1,482        5,929        7,411         (410)         --
  Countryside Village....      1,002        4,043        5,045          (79)         --
  Windrush Village.......      3,747       14,994       18,741         (297)         --
  Village Green..........        372        3,066        3,438       (1,703)         --
  Candlewood North.......      2,110        8,477       10,587         (177)         --
  Park Glenn.............      1,750        7,023        8,773         (139)         --
  The Summit.............      1,839        7,363        9,202         (146)         --
  Santa Paula Village....        550        2,201        2,751          (44)         --

  Sycamore Valley........      4,617       18,691       23,308         (156)         --

                              BRE PROPERTIES, INC
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                 (000S OMITTED)

                                                         INITIAL COST
                                                          TO COMPANY            COSTS
                                                      -------------------    CAPITALIZED
                                    DATES ACQUIRED/          BUILDINGS &    SUBSEQUENT TO   DEPRECIABLE
NAME                  LOCATION        CONSTRUCTED     LAND   IMPROVEMENTS    ACQUISITION    LIVES-YEARS
-----------------  --------------  -----------------  -----  ------------   -------------   -----------
Selby Ranch......  Sacramento, CA  1986/1971-1974     2,660     18,340            291           40
Hazel Ranch......  Fair Oaks, CA   1996/1985          2,471      9,885              6           40
Canterbury
  Downs..........  Roseville, CA   1996/1993          2,297      9,190             50           40
Shaliko..........  Rocklin, CA     1996/1990          2,049      8,198              3           40
Rocklin Gold.....  Rocklin, CA     1996/1990          1,558      6,232              4           40
Quail Chase......  Folsom, CA      1996/1990          1,303      5,211              5           40
Scottsdale
  Cove...........  Scottsdale, AZ  1991-94/1992-1994  3,243     14,468             39           40
Fairway
  Crossings......  Phoenix, AZ     1996/1985          3,657     14,629             17           40
Newport Landing..  Glendale, AZ    1995-96/1987-1996  4,467     18,171                          40
Brentwood........  Phoenix, AZ     1996/1980          1,712      6,849             17           40
Posada del
  Este...........  Phoenix, AZ     1996/1981          1,670      6,679             20           40
Park
  Scottsdale.....  Scottsdale, AZ  1996/1979          1,319      5,279             32           40
Los Senderos.....  Phoenix, AZ     1996/1980          1,284      5,134             10           40
Shadow Bend......  Scottsdale, AZ  1996/1982          1,284      5,134              8           40
Monte Vista......  Phoenix, AZ     1996/1972           315       1,260              4           40
Arcadia Cove.....  Phoenix, AZ     1996/1996          4,909     19,902                          40
Hacienda del
  Rio............  Tucson, AZ      1994/1983          1,859      7,437             78           40
Springhill.......  Tucson, AZ      1994/1987          1,733      6,933             33           40
Fountain Plaza...  Tucson, AZ      1994/1975           907       3,628             34           40
Colonia del
  Rio............  Tucson, AZ      1994/1985          1,774      7,094             46           40
Camino Seco
  Village........  Tucson, AZ      1995/1984          1,335      5,360             15           40
Casas Lindas.....  Tucson, AZ      1994/1987          1,513      6,051             22           40
Oracle Village...  Tucson, AZ      1994/1983          1,209      4,837             24           40
Ballinger
  Commons........  Seattle, WA     1996/1989          5,824     23,519                          40
Shadowbrook......  Redmond, WA     1987/1986          3,605     12,709            152           40
Parkwood.........  Mill Creek, WA  1989/1989          3,947     15,811             45           40


                      GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1996
                   --------------------------------------------------------
                          BUILDINGS &            ACCUMULATED
NAME               LAND   IMPROVEMENTS   TOTAL   DEPRECIATION  ENCUMBRANCES
-----------------  -----  ------------   ------  -----------   ------------
Selby Ranch......  2,660     18,631      21,291    (4,919)        12,450
Hazel Ranch......  2,471      9,891      12,362      (196)        --
Canterbury
  Downs..........  2,297      9,240      11,537      (182)        --
Shaliko..........  2,049      8,201      10,250      (162)        --
Rocklin Gold.....  1,558      6,236       7,794      (123)        --
Quail Chase......  1,303      5,216       6,519      (103)        --
Scottsdale
  Cove...........  3,243     14,507      17,750    (1,384)        --
Fairway
  Crossings......  3,657     14,646      18,303      (291)        --
Newport Landing..  4,467     18,171      22,638      (236)        --
Brentwood........  1,712      6,866       8,578      (136)        --
Posada del
  Este...........  1,670      6,699       8,369      (132)        --
Park
  Scottsdale.....  1,320      5,310       6,630      (104)        --
Los Senderos.....  1,284      5,144       6,428      (102)        --
Shadow Bend......  1,284      5,142       6,426      (102)        --
Monte Vista......   315       1,264       1,579       (25)        --
Arcadia Cove.....  4,909     19,902      24,811      (137)        --
Hacienda del
  Rio............  1,859      7,515       9,374      (404)         5,534
Springhill.......  1,733      6,966       8,699      (391)         5,259
Fountain Plaza...   907       3,662       4,569      (197)         3,103
Colonia del
  Rio............  1,774      7,140       8,914      (400)         5,197
Camino Seco
  Village........  1,335      5,375       6,710      (190)         4,173
Casas Lindas.....  1,513      6,073       7,586      (366)        --
Oracle Village...  1,209      4,861       6,070      (273)         4,128
Ballinger
  Commons........  5,824     23,519      29,343      (403)        --
Shadowbrook......  3,605     12,861      16,466    (3,052)        --
Parkwood.........  3,947     15,856      19,803    (2,832)        --

                              BRE PROPERTIES, INC
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                 (000S OMITTED)

                                                                       INITIAL COST
                                                                        TO COMPANY              COSTS
                                                                  -----------------------    CAPITALIZED
                                                DATES ACQUIRED/             BUILDINGS &     SUBSEQUENT TO   DEPRECIABLE
NAME                            LOCATION          CONSTRUCTED      LAND     IMPROVEMENTS     ACQUISITION    LIVES-YEARS
------------------------  --------------------  ---------------   -------  --------------   -------------   -----------
Thrasher's Mill.........  Bothell, WA           1996/1988           2,031         8,223                        40
Citywalk................  Seattle, WA           1988/1988           1,123         4,276            11          40
Brookdale Glen..........  Portland, OR          1993/1985           2,797        11,188            94          40
Berkshire Court.........  Wilsonville, OR       1996/1996           3,284        13,200                        40
Desert Lakes............  Las Vegas, NV         1996/1991           2,779        11,116           361          40
Cypress Springs II......  Las Vegas, NV         1996/1993           1,965         7,861            --          40
Tango...................  Las Vegas, NV         1996/1990           1,729         6,916            10          40
Villa Serra.............  Cupertino, CA         1973/1970             900                          --
Construction in progress
  and other.............  Various               Various                --           872                       Var.
                                                                  -------       -------        ------
Subtotal--Apartments....                                          139,769       567,872         2,599
                                                                  -------       -------        ------
SHOPPING CENTERS
The Hub.................  Fremont, CA           1973/1961-87        5,494         5,822        31,060        30-40
Santa Fe Springs
  Plaza.................  Santa Fe Springs, CA  1996/1985           3,411        13,643             8          40
El Camino...............  Woodland Hills, CA    1971/1970           1,500        10,037         4,011          40
Elsinore Valley
  Center................  Lake Elsinore, CA     1996/1981             446         1,786            --          40
Central Shopping
  Center................  Ventura, CA           1996/1985           1,060         4,240            73          40
Vista Village Center....  Valencia, CA          1996/1989             600         2,400            31          40
                                                                  -------       -------        ------
Subtotal--Shopping
  Centers...............                                           12,511        37,928        35,183
                                                                  -------       -------        ------


                               GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1996
                          -------------------------------------------------------------
                                    BUILDINGS &              ACCUMULATED
NAME                       LAND     IMPROVEMENTS     TOTAL   DEPRECIATION  ENCUMBRANCES
------------------------  -------  --------------   -------  -----------   ------------
Thrasher's Mill.........    2,031         8,223      10,254       (141)           --
Citywalk................    1,123         4,287       5,410       (934)           --
Brookdale Glen..........    2,797        11,282      14,079     (1,052)           --
Berkshire Court.........    3,284        13,200      16,484       (137)           --
Desert Lakes............    2,779        11,477      14,256       (221)           --
Cypress Springs II......    1,965         7,861       9,826       (156)           --
Tango...................    1,729         6,926       8,655       (137)        4,152
Villa Serra.............      900            --         900         --            --
Construction in progress
  and other.............       --           872         872       (317)           --
                          -------       -------     -------  -----------   ------------
Subtotal--Apartments....  139,770       570,470     710,240    (33,096)      113,880
                          -------       -------     -------  -----------   ------------
SHOPPING CENTERS
The Hub.................    5,494        36,882      42,376    (13,260)           --
Santa Fe Springs
  Plaza.................    3,411        13,651      17,062       (285)           --
El Camino...............    1,500        14,048      15,548     (2,664)        1,105
Elsinore Valley
  Center................      446         1,786       2,232        (21)           --
Central Shopping
  Center................    1,060         4,313       5,373        (84)           --
Vista Village Center....      600         2,431       3,031        (48)           --
                          -------       -------     -------  -----------   ------------
Subtotal--Shopping
  Centers...............   12,511        73,111      85,622    (16,362)        1,105
                          -------       -------     -------  -----------   ------------

                              BRE PROPERTIES, INC
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                 (000S OMITTED)

                                                                 INITIAL COST
                                                                  TO COMPANY             COSTS
                                                            ----------------------    CAPITALIZED
                                          DATES ACQUIRED/             BUILDINGS &    SUBSEQUENT TO   DEPRECIABLE
NAME                        LOCATION        CONSTRUCTED       LAND    IMPROVEMENTS    ACQUISITION    LIVES/YEARS
-----------------------  ---------------  ---------------   --------  ------------   -------------   -----------
COMMERCIAL/
  INDUSTRIAL

  Montalvo
    Industrial.........  Oxnard, CA       1996/1965-             200         800            42           40
                                            1984

  Santa Ana
    Industrial.........  Santa Ana, CA    1996/1985              312         805            --           40

  Coast Auto Center....  Ventura, CA      1996/1992              260       1,040            38           40

  Hawthorne/Del Amo
    Retail.............  Torrance, CA     1996/1985            1,500          --            --           40

  Santa Paula
    Commercial.........  Santa Paula, CA  1996/1963               60         240            23           40

  Vagabond Motor
    Hotel..............  Ventura, CA      1996/1921              600          --            --           40

  Buenaventura Medical
    Clinic.............  Ventura, CA      1996/1960            1,200          --            --           40

  Skypark Professional
    Building...........  Torrance, CA     1996/1978            1,134       4,538           178           40

  Valencia Medical
    Center.............  Valencia, CA     1996/1985              987       3,949            --           40
                                                            --------  ------------   -------------

  Subtotal--Commercial/
    Industrial.........                                        6,253      11,372           281
                                                            --------  ------------   -------------

      Total............                                     $158,533    $617,172        $38,063
                                                            --------  ------------   -------------
                                                            --------  ------------   -------------


                              GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1996
                         -------------------------------------------------------------
                                   BUILDINGS &              ACCUMULATED
NAME                       LAND    IMPROVEMENTS    TOTAL    DEPRECIATION  ENCUMBRANCES
-----------------------  --------  ------------   --------  -----------   ------------
COMMERCIAL/
  INDUSTRIAL
  Montalvo
    Industrial.........       200         842        1,042        (16)            --

  Santa Ana
    Industrial.........       312         805        1,117         (5)            --
  Coast Auto Center....       260       1,078        1,338        (21)            --
  Hawthorne/Del Amo
    Retail.............     1,500          --        1,500         --             --
  Santa Paula
    Commercial.........        60         263          323         (5)            --
  Vagabond Motor
    Hotel..............       600          --          600         --             --
  Buenaventura Medical
    Clinic.............     1,200          --        1,200         --             --
  Skypark Professional
    Building...........     1,134       4,716        5,850       (101)            --
  Valencia Medical
    Center.............       987       3,949        4,936        (84)            --
                         --------  ------------   --------  -----------   ------------
  Subtotal--Commercial/
    Industrial.........     6,253      11,653       17,906       (232)            --
                         --------  ------------   --------  -----------   ------------
      Total............  $158,534    $655,234     $813,768   $(49,690)      $114,985
                         --------  ------------   --------  -----------   ------------
                         --------  ------------   --------  -----------   ------------

                              BRE PROPERTIES, INC.

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996
                                 (000S OMITTED)

    The activity in investments in rental properties and related depreciation for the three year period ended December 31, 1996 is as follows:

INVESTMENTS IN RENTAL PROPERTIES:


                                                                          YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------
                                                                        1996        1995        1994
                                                                     ----------  ----------  ----------
Balance at beginning of year.......................................  $  370,116  $  372,478  $  308,906
Investments acquired in merger (excluding partnership
  investments).....................................................     273,055          --          --
Investments purchased..............................................     230,967      16,023      72,240
Transfers from Construction in progress............................       1,550          --          --
Investments sold...................................................     (63,425)    (18,802)    (13,802)
Reduction in carrying value........................................          --      (1,750)         --
Capital Expenditures...............................................       1,505       2,167       5,134
                                                                     ----------  ----------  ----------
Balance at end of year.............................................  $  813,768  $  370,116  $  372,478
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------


ACCUMULATED DEPRECIATION:

                                                                            YEARS ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                           1996       1995       1994
                                                                        ----------  ---------  ---------
Balance at beginning of year..........................................  $   48,036  $  43,789  $  40,246
Depreciation expense..................................................      13,283      7,864      7,080
Accumulated depreciation on Investments sold..........................     (11,629)    (3,617)    (3,537)
                                                                        ----------  ---------  ---------
Balance at end of year................................................  $   49,690  $  48,036  $  43,789
                                                                        ----------  ---------  ---------
                                                                        ----------  ---------  ---------

                               INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                                         IDENTITY OF EXHIBIT
-----------  --------------------------------------------------------------------------------------------
       3.1   Restated Certificate of Incorporation (Previously filed on March 15, 1995 in the Exhibits to
               Form 8-K and incorporated by reference herein.)...........................................
       3.2   By-Laws (Previously filed on December 22, 1995 in the Exhibits to Form S-4 (File No.
               33-65365) and incorporated by reference herein.)..........................................
      10.1   1984 Stock Option Plan, as amended to date (Previously filed on October 19, 1992 in the
               Exhibits to Form 10-K and incorporated by reference herein.)..............................
      10.2   1992 Employee Stock Option Plan, as amended and restated to date (Previously filed on
               October 19, 1992 in the Exhibits to Form 10-K and incorporated by reference herein.)......
      10.3   1994 Non-Employee Director Stock Plan (Previously filed on October 23, 1994 in the Exhibits to Form 10-K and incorporated by reference herein.).......................................
      10.4   1992 Payroll Investment Plan (Previously filed on October 19, 1992 in the Exhibits to Form
               10-K and incorporated by reference herein.)...............................................
      10.5   Form of Indemnification Agreement (Previously filed on September 25, 1986, as amended, in
               Exhibits to Form S-4 (File No. 33-9014) and incorporated by reference herein.)............
      10.8   Employment agreement with Frank C. McDowell (Previously filed on October 23, 1995 in the
               Exhibits to Form 10-K and incorporated by reference herein.)..............................
      10.9   Supplemental Executive Retirement Benefit agreement with Arthur G. von Thaden (Previously filed on October 24, 1988 in the Exhibits to Form 10-K and incorporated by reference herein.)..................................................................................
     10.10   Supplemental Executive Retirement Benefit agreement with Howard E. Mason, Jr. (Previously filed on October 24, 1988 in the Exhibits to Form 10-K and incorporated by reference herein.)..................................................................................
     10.11   BRE Properties, Inc. Retirement Plan (Previously filed on October 24, 1988 in the Exhibits to Form 10-K and incorporated by reference herein.).......................................
     10.12   BRE Properties, Inc. Supplemental ERISA Retirement Plan (Previously filed on October 23,
               1995 in the Exhibits to Form 10-K and incorporated by reference herein.)..................
     10.13   Sublease with Wells Fargo Bank on 10,142 square feet at Suite 2500, One Montgomery Street,
               San Francisco, California (Previously filed on October 24, 1988 in the Exhibits to Form
               10-K and incorporated by reference herein.)...............................................
     10.14   Form of deferred compensation agreement with Eugene P. Carver (Previously filed on October
               13, 1994 in the Exhibits to Form 10-K and incorporated by reference herein.)..............
     10.15   Amended and Restated Non-Employee Director Stock Option Plan, as amended (Previously filed on December 22, 1995 in the Exhibits to Form S-4 (File No. 33-65365) and incorporated by reference herein.)........................................................................
     10.16   Amendment to the Amended and Restated Non-Employee Director Stock Option Plan, dated as of
               April, 1996...............................................................................
     10.17   Treasury Lock Swap Transaction (Previously filed on November 13, 1996 in the Exhibits to
               Form 10-Q and incorporated by reference herein.)..........................................
     10.18   Employment agreement with Jay W. Pauly (Previously filed on December 22, 1995 in the
               Exhibits to Form S-4 (File No. 33-65365) and incorporated by reference herein.)...........

  EXHIBIT
  NUMBER                                         IDENTITY OF EXHIBIT
-----------  --------------------------------------------------------------------------------------------
     10.19   Employment agreement with LeRoy E. Carlson (Previously filed on December 22, 1995 in the
               Exhibits to Form S-4 (File No. 33-65365) and incorporated by reference herein.)...........
     10.20   Employment agreement with John H. Nunn (Previously filed on December 22, 1995 in the
               Exhibits to Form S-4 (File No. 33-65365) and incorporated by reference herein.)...........
     10.21   Dividend Reinvestment Plan (Previously filed on August 9, 1996 in the Exhibits to Form S-3
               (File No. 333-09945) and incorporated by reference herein.)...............................
     10.22   1991 Stock Option Plan for Real Estate Investment Trust of California.......................
     10.23   Sanwa Bank California Credit Agreement, dated April 9, 1996.................................
     10.24   First Amendment to Sanwa Bank California Credit Agreement, dated December 12, 1996..........
     10.25   Unsecured Line of Credit Loan Agreement by and between BRE Properties, Inc., as Borrower and
               Bank of America National Trust and Savings Association, as Lender, dated April 4, 1996....
     10.26   Modification Agreement to Syndicate Loan to BRE Properties, Inc. made by various financial institutions with Bank of America NT & SA as Agent........................................
     10.27   Second Modification Agreement Regarding Unsecured Line of Credit to BRE Properties, Inc.
               made by various financial institutions with Bank of America NT & SA as Agent..............
     10.28   Unsecured Line of Credit Loan Agreement by and between BRE Properties, Inc., as Borrower, and Bank of America National Trust and Savings Association, as Lender, dated as of
               February 11, 1997.........................................................................
     10.29   Modification Agreement to Syndicate Loan to BRE Properties, Inc. made by various financial institutions with Bank of America NT & SA as Agent........................................
     10.30   Loan Agreement between The Prudential Insurance Company of America, as Lender and Real
               Estate Investment Trust of California, as Borrower, dated as of January 31, 1994..........
     10.31   First Amendment to Loan Agreement by and between The Prudential Insurance Company of America and Real Estate Investment Trust of California, dated July 7, 1995 .......................
     10.32   Second Amendment to Loan Agreement by and between The Prudential Insurance Company of
               America and BRE Properties, Inc., dated April 30, 1996....................................
     10.33   Third Amendment to Loan Agreement by and between The Prudential Insurance Company of America and BRE Properties, Inc., dated November 20, 1996.........................................
     10.34   Loan Agreement between The Prudential Insurance Company of America, as Lender and Real
               Estate Investment Trust of California, as Borrower, dated as of July 7, 1995..............
     10.35   First Amendment to Loan Agreement by and between The Prudential Insurance Company of America and BRE Properties, Inc., dated April 30, 1996............................................
     10.36   Second Amendment to Loan Agreement by and between The Prudential Insurance Company of
               America and BRE Properties, Inc., dated November 20, 1996.................................
        11   Computation of earnings per share...........................................................
        21   Subsidiaries of the Registrant (Previously filed on October 13, 1994 in the Exhibits to Form
               10-K and incorporated by reference herein.)...............................................
      23.1   Consent of Ernst & Young LLP................................................................
        27   Financial Data Schedule.....................................................................