Form 10-K/A
period 1996-12-31
BRE PROPERTIES INC /MD/
filed 1997-04-25
CIK 1011174

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-K/A
                                AMENDMENT NO. 1
                                       TO

 (MARK ONE)

    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE YEAR ENDED DECEMBER 31, 1996
                                      OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-5305
                            ------------------------
                              BRE PROPERTIES, INC.

             (Exact name of registrant as specified in its charter)

               MARYLAND                                 94-1722214
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                Identification Number)

        ONE MONTGOMERY STREET                           94104-5525
      TELESIS TOWER, SUITE 2500                         (Zip Code)
      SAN FRANCISCO, CALIFORNIA
   (Address of principal executive
               offices)

                                 (415) 445-6530

              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH
--------------------------------------                  REGISTERED
                                          --------------------------------------
     Common Stock, $.01 par value                New York Stock Exchange
     Common Stock Purchase Rights                New York Stock Exchange

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SECTION229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

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

                           FORWARD-LOOKING STATEMENTS

    In addition to historical information, certain sections of this Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company's capital resources, profitability and portfolio performance. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"), environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements. See also the Company's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

                                EXPLANATORY NOTE

    The Company hereby amends the following Items in its Annual Report on Form 10-K for the fiscal year ended December 31, 1996:

(1)        Item  1--    Business
(2)        Item  2--    Properties
(3)        Item  6--    Selected Financial Data
(4)        Item  7--    Management's Discussion and Analysis of Financial Condition and Results of Operations
(5)        Item  8--    Financial Statements and Supplemental Data
(6)        Item 14--    Exhibits, Financial Statement Schedules and Reports on Form 8-K

                              BRE PROPERTIES, INC.
                                     PART I

ITEM 1. BUSINESS

CORPORATE PROFILE

    BRE Properties, Inc. ("BRE" or the "Company"), formerly a Delaware corporation that reincorporated in Maryland in March 1996, is a self-administered equity real estate investment trust which primarily owns and operates multifamily properties in the western United States. At December 31, 1996, BRE's multifamily portfolio consisted of 12,212 wholly owned units in California, Nevada, Arizona, Washington and Oregon. On that date, BRE also owned 15 commercial and retail properties and held one land lease. In addition, at December 31, 1996, BRE held limited partnership interests in two shopping centers and one apartment community. Founded in 1970, the Company has paid 107 consecutive quarterly dividends to shareholders since it commenced operations.

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

STRUCTURE AND INVESTMENT POLICY

    BRE is a real estate investment trust under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Its long-range investment policy emphasizes the purchase of fee ownership of both land and improvements, primarily in multifamily communities located in the western United States. Among other things, this policy is designed to enable management to monitor developments in local real estate markets and to take an active role in managing the Company's properties and improving their performance. The policy is subject to ongoing review by the Board of Directors and may be modified in the future to take into account changes in business or economic conditions, as circumstances warrant.

PORTFOLIO AT DECEMBER 31, 1996

    At December 31, 1996, the Company's portfolio of income-producing real estate included, as a percent of cost, the following investments:

                                                    NUMBER OF     PERCENT OF
PROPERTY TYPE                                       PROPERTIES       COST
--------------------------------------------------  ----------   -------------
Properties owned by the Company:
  Multifamily.....................................      54(1)           87%
  Commercial and retail...........................      15              13
Properties held in partnerships(2):
  Multifamily.....................................       1           *
  Commercial and retail...........................       2           *
                                                     -----           -----
      Total number of investments.................      72             100%
                                                     -----           -----
                                                     -----           -----


                                                    NUMBER OF     PERCENT OF
GEOGRAPHIC LOCATION                                 PROPERTIES       COST
--------------------------------------------------  ----------   -------------
Properties owned by the Company:
  California......................................      42(1)           61%
  Arizona.........................................      17              21
  Washington......................................       5              10
  Nevada..........................................       3               4
  Oregon..........................................       2               4
Properties held in partnerships(2):
  California......................................       1           *
  Arizona.........................................       2           *
                                                     -----           -----
      Total number of investments.................      72             100%
                                                     -----           -----
                                                     -----           -----

------------------------

*   Less than one percent.

(1) Includes one land lease.

(2) Properties held by partnerships in which the Company has a minority interest as a limited partner.

    See Items 2 and 7 of this report for a description of the Company's individual investments and certain developments during the year with respect to these investments. See Schedule III to the financial statements in Item 8, Real Estate and Accumulated Depreciation, for additional information about the portfolio, including location, costs and encumbrances.

REVENUES, OCCUPANCY AND OTHER OPERATING DATA

    MULTIFAMILY

    The following table reflects certain operating data for the Company's multifamily properties for each year-end presented. In addition, the Company acquired two properties (Talavera in Las Vegas, NV and Red Hawk Ranch in Fremont, CA) and disposed of one land asset (Villa Serra in Cupertino, CA leased to a third party) between January 1, 1997 and April 15, 1997. The amounts for "pro forma 1996" present the 1996 results as if these properties had been acquired on December 31, 1996:

                                                                      DECEMBER 31,
                                                      --------------------------------------------        JULY 31,
                                                         1996                                       --------------------
                                                       PRO FORMA     1996       1995       1994       1993       1992
                                                      -----------  ---------  ---------  ---------  ---------  ---------
Total available units...............................      13,015      12,212      5,475      5,067      2,970      1,862
Occupancy percent(1)................................          96%         96%        93%        95%        95%        96%
Average monthly rate per unit.......................   $     758   $     755  $     699  $     794  $     792  $     783
Total number of properties..........................          55          53         23         21         10          7

------------------------

(1) For multifamily properties, portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio.

    Apartment units are generally leased to residents for rental terms which do not exceed one year.

    COMMERCIAL AND RETAIL

    The Company has embarked upon a strategic initiative to redeploy its commercial and retail investments into multifamily assets. However, no time frame has been established for completion of this activity and ultimate dispositions of these assets are dependent upon offers with acceptable prices and terms including satisfactory completion of potential buyer due diligence procedures. Real estate is not classified as "held for sale" until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are currently under way. No properties were considered "held for sale" for this purpose as of December 31, 1996 or April 15, 1997 and therefore depreciation continues to be provided on these assets. There can be no assurance that the Company's plan to redeploy these investments will be successful.

    The following table reflects certain operating data for the Company's commercial and retail properties for each year-end presented. In addition, the Company disposed of five properties (Montalvo Warehouse in Oxnard, CA, The Hub Shopping Center in Fremont, CA, Santa Fe Springs Plaza in Santa Fe Springs, CA, Elsinore Valley Center in Lake Elsinore, CA and Central Shopping Center in Ventura, CA) between January 1, 1997 and April 15, 1997. The amounts for "pro forma 1996" present the 1996 results as if these properties had been sold on December 31, 1996:

                                                                        DECEMBER 31,
                                                       ----------------------------------------------        JULY 31,
                                                           1996                                        --------------------
                                                         PRO FORMA      1996       1995       1994       1993       1992
                                                       -------------  ---------  ---------  ---------  ---------  ---------
Total available square feet (in thousands)...........          350        1,194      1,135      1,543      1,749      1,749
Occupancy percent(1).................................           96%          93%        96%        69%        88%        91%
Average minimum annual rent per square foot(2).......    $      23    $      13  $      11  $       9  $       9  $       9
Total number of properties...........................           10           15         11         13         17         17

------------------------

(1) For commercial and retail properties, portfolio occupancy is calculated by dividing the total occupied square footage by the total square footage in the portfolio.

(2) Average minimum annual rent per square foot is calculated by dividing the reported minimum rental income for commercial and retail properties by total square feet. The changes in the amounts shown are due to variances in occupancy levels and the changing composition of the properties due to acquisitions and dispositions.

    At December 31, 1996, none of the tenants in any of the commercial or retail properties occupied 10% or more of the total rentable square footage of the commercial and retail portfolio.

    Tenants in the commercial properties consisted generally of various smaller enterprises and such properties included industrial, professional and medical centers. The weighted average remaining term of such leases outstanding as of April 15, 1997 was approximately four years (calculated based on the future minimum lease payments) and remaining future minimum rentals totaled $17,800,000. These leases generally provide for reimbursement of certain expenses such as property taxes, insurance and common area costs in addition to minimum rentals.

    The two retail assets remaining in the portfolio as of April 15, 1997 consist of neighborhood shopping centers and the tenants include local markets and cleaners, as examples. The weighted average remaining term of such leases outstanding as of April 15, 1997 was approximately four years (calculated based on the future minimum lease payments) and remaining future minimum rentals totaled $9,200,000.

    These leases generally provide for reimbursement of certain expenses such as property taxes, insurance and common area costs in addition to minimum rentals and percentage rents in excess of stipulated minimums.

INSURANCE, PROPERTY TAXES AND INCOME TAX BASIS

    See Item 2 in this Report on Form 10-K/A for a description of insurance. In the opinion of management, the properties are adequately covered by such insurance. Property taxes on portfolio properties are assessed on asset values based on the valuation method and tax rate used by the respective jurisdictions; such rates ranged from approximately 1% to 2% of assessed values for 1996. The gross carrying value of the Company's rental properties was $813,768,000 as of December 31, 1996; at that date such assets had an underlying federal income tax basis of approximately $693,000,000 which reflects, among other factors, the carry over of basis on tax deferred exchanges.

EMPLOYEES

    As of December 31, 1996, the Company had approximately 345 employees. None of the employees is unionized.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following persons were executive officers of the Company as of December 31, 1996:

                          AGE AT DECEMBER 31,
         NAME                    1996                               POSITION(S)
----------------------  -----------------------  --------------------------------------------------
Frank C. McDowell                     48         President, Chief Executive Officer and Director

Jay W. Pauly                          54         Senior Executive Vice President and Chief
                                                   Operating Officer

Byron M. Fox                          57         Executive Vice President, Acquisitions and
                                                   Portfolio Strategy

LeRoy E. Carlson                      51         Executive Vice President, Chief Financial Officer
                                                   and Secretary

John H. Nunn                          38         Senior Vice President, Property Management

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

REAL ESTATE INVESTMENT RISKS

    GENERAL

    Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend upon the amount of revenues generated and expenses incurred. If properties do not generate revenues sufficient to meet operating expenses, including debt service and capital expenditures, the Company's results of operations and ability to make distributions to its shareholders will be adversely affected. The performance of the economy in each of the areas in which the properties are located affects occupancy, market rental rates and expenses and, consequently, has an impact on the revenues from the properties and their underlying values. The financial results of major local employers also may have an impact on the revenues and value of certain properties.

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

    GEOGRAPHIC CONCENTRATION; DEPENDENCE ON WESTERN UNITED STATES REGIONS

    The Company's portfolio is principally located in the San Francisco Bay Area, San Diego, Tucson, Phoenix, Seattle, Portland, Los Angeles/Orange county metropolitan area, Sacramento and Las Vegas. The Company's performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other properties and alternative forms of housing. In that regard, certain of these areas (particularly the Los Angeles/Orange county and San Diego metropolitan areas) have in the recent past experienced economic recessions and depressed conditions in the local real estate markets. To the extent general economic or social conditions in any of these areas deteriorate or any of these areas experiences natural disasters, the value of the portfolio, the Company's results of operations and its ability to make distributions to shareholders could be adversely affected.

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

    UNINSURED LOSS; LIMITED COVERAGE

    The Company carries comprehensive liability, fire, extended coverage and rental loss insurance with respect to its properties with certain policy specifications, limits and deductibles. While the Company currently carries flood and earthquake insurance for its properties with an aggregate annual limit of $60 million, subject to substantial deductibles, no assurance can be given that such coverage will be available on acceptable terms or at an acceptable cost, or at all, in the future, or if obtained, that the limits of those policies will cover the full cost of repair or replacement of covered properties. In addition, there may be certain extraordinary losses (such as those resulting from civil unrest) that are not generally insured (or fully insured against) because they are either uninsurable or not economically insurable. Should an uninsured or underinsured loss occur to a property, the Company could be required to use its own funds for restoration or lose all or part of its investment in, and anticipated revenues from, the property and would continue to be obligated on any mortgage indebtedness on the property. Any such loss could have a material adverse effect on the Company and its ability to make distributions to shareholders.

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

ITEM 2.  PROPERTIES

GENERAL

    In addition to the information set forth in Item 1 and this Item 2, information on the Company's portfolio is set forth in Schedule under Item 14(d).

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

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data for each of the five years in the period ended December 31, 1996 have been derived from the financial statements of the Company which have been recast to give effect to the change in the Company's fiscal year. See Note 2 to Notes to Financial Statements. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this report. The increase in FFO from 1992 to 1993 is due to the purchase of additional apartment communities. The 1996 results have been significantly impacted by the Merger and numerous acquisitions and dispositions as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this report and, therefore, are not directly comparable to prior years.

                                                                       YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------------------------
                                                         1996         1995        1994        1993        1992
                                                      -----------  ----------  ----------  ----------  ----------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING RESULTS
Revenues............................................  $   101,651  $   65,387  $   56,970  $   49,806  $   39,829
Net income..........................................       89,839      22,010      24,212      20,037      28,737
Less:
  Net gain on sales of investments..................       52,825         221       1,646         506      14,199
Plus:
  Depreciation and amortization.....................       13,283       7,864       7,080       6,097       4,787
  Provision for investment losses...................      --            2,000      --          --          --
                                                      -----------  ----------  ----------  ----------  ----------
Funds from operations*..............................  $    50,297  $   31,653  $   29,646  $   25,628  $   19,325
Net cash flows generated from operating
  activities........................................  $    47,887  $   27,068  $   31,063  $   24,121  $   23,412
Net cash flows used in investing activities.........  $  (132,082) $   (3,820) $  (66,740) $  (57,430) $  (27,072)
Net cash flows from financing activities............  $    68,322  $  (11,077) $   25,821  $   42,216  $   (2,239)
Dividends paid......................................  $    39,849  $   27,596  $   26,210  $   23,659  $   19,011
Weighted average number of shares outstanding.......       30,520      21,905      21,840      20,150      15,840
PER SHARE DATA
Income before gain on sales of investments..........  $      1.21  $     1.00  $     1.03  $      .97  $      .92
Net gain on sales of investments....................         1.73         .01         .08         .02         .90
                                                      -----------  ----------  ----------  ----------  ----------
Net income..........................................  $      2.94  $     1.01  $     1.11  $      .99  $     1.82
Dividends paid......................................  $      1.33  $     1.26  $     1.20  $     1.20  $     1.20
FINANCIAL POSITION
Total assets........................................  $   783,714  $  354,895  $  343,853  $  293,628  $  231,477
Real estate portfolio, before depreciation..........  $   816,389  $  371,438  $  373,676  $  310,003  $  252,239
Cash and short-term investments.....................  $       184  $   16,057  $    3,887  $   13,742  $    4,830
Long-term debt......................................  $   311,985  $  112,290  $   97,169  $   45,416  $   80,155
Shareholders' equity................................  $   464,114  $  239,248  $  243,436  $  245,156  $  148,164

------------------------

*Management considers Funds from Operations ("FFO") to be an appropriate supplemental measure of the performance of an equity REIT because it is predicated on cash flow analyses which facilitate an understanding of the operating performances of the Company's properties without giving effect to non-cash items such as depreciation. FFO is defined by the National Association of Real Estate Investment Trusts as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, and therefore should not be considered as a substitute for net income as a measure of results of operations or for cash flow from operations as a measure of liquidity. Additionally, the application and calculation of FFO by other REITs may vary materially from that of the Company, and therefore the Company's FFO and the FFO of other REITs may not be directly comparable.

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

    Although the Company has embarked upon a strategic initiative to redeploy its real estate investments into multifamily assets, no time frame has been established for completion of this activity and ultimate dispositions of commercial and retail assets are dependent upon offers with acceptable prices and terms including satisfactory completion of potential buyer due diligence procedures. For example, it is reasonably possible that the holding period for remaining commercial and retail assets could extend well beyond one year. Furthermore, changes to the plan are not unlikely (which would result in extended holding periods for the existing properties) as market conditions could result in a lack of acceptable offers and it is possible some properties could be held indefinitely. (Real estate is not classified as "held for sale" until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are currently under way; no properties were considered "held for sale" for this purpose as of December 31, 1996 or April 15, 1997 and therefore depreciation continues to be provided on these assets).

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

    The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. Financial information for 1995 and 1994 has been recast to conform to the presentation of 1996 financial information. See Note 2 to Notes to Financial Statements. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, including those discussed elsewhere in this Form 10-K, that could cause actual results to differ materially from those projected.

                             RESULTS OF OPERATIONS
         COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

REVENUES

    Total revenues (excluding net gain on sales of investments in rental properties) were $101,651,000 in 1996 compared to $65,387,000 in 1995 and
$56,970,000 in 1994. Revenues in 1996 increased primarily as a result of the Merger and new multifamily property acquisitions which were offset in part by the disposition of certain retail and commercial properties. A summary of revenues for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                        % OF TOTAL                 % OF TOTAL                 % OF TOTAL
                                           1996 TOTAL    REVENUES     1995 TOTAL    REVENUES     1994 TOTAL    REVENUES
                                           ----------  -------------  ----------  -------------  ----------  -------------
                                                                       (DOLLARS IN THOUSANDS)
REVENUES:
Multifamily rental.......................  $   77,834           77%   $   49,918           76%   $   40,504           71%
Commercial and retail rental.............      15,301           15        12,947           20        14,232           25
Other income.............................       8,516            8         2,522            4         2,234            4
                                           ----------          ---    ----------          ---    ----------          ---
  Total revenue..........................  $  101,651          100%   $   65,387          100%   $   56,970          100%

                                                                        % CHANGE FROM PRIOR YEAR
                                                                  -------------------------------------
                                                                     1996         1995         1994
                                                                     -----        -----        -----
Multifamily rental..............................................          56%          23%          59%
Commercial and retail rental....................................          18%          (9%)        (36%)
Other income....................................................         238%          13%          (1%)
Total revenue...................................................          55%          15%          14%

    Multifamily rental revenues have increased in each of the last two years primarily due to property acquisitions, including for 1996 the 22 apartment communities acquired in the Merger and nine other direct apartment investments, which contributed approximately $21,200,000 and $10,400,000, respectively, to 1996 revenue and were offset in part by the sale of the Westlake Village property in 1996. Multifamily rental revenue in 1996 also benefited from an increase in average occupancy (calculated as shown below) and an average increase in rental rates in 1996 of approximately 4% when compared to 1995 for properties held during both years. Multifamily rental revenue increased in 1995 as compared to 1994 primarily due to investments in a portfolio of Tucson, Arizona apartment properties (the "Tucson Portfolio") during 1994, which were held for the entire year in 1995. The Tucson Portfolio included seven properties and was acquired for approximately $51,000,000; six communities were purchased in 1994 and one in 1995.

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

    Portfolio occupancy rates as of December 31, 1996, 1995 and 1994 were as follows:

                                                                              1996         1995         1994
                                                                              -----        -----        -----
Multifamily..............................................................          96%          93%          95%
Commercial and retail....................................................          93%          96%          69%

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

    The following table summarizes, by property classification, portfolio acquisitions and dispositions for the years ended December 31, 1996, 1995 and 1994 (dollar amounts are gross acquisition costs in the case of acquisitions and gross sales prices in the case of property sales):

                                                   1996           1995          1994
                                               -------------  ------------  ------------
ACQUISITION/DISPOSITION SUMMARY                 #      $       #      $      #      $
---------------------------------------------  ---  --------  ---  -------  ---  -------
                                                        (DOLLARS IN THOUSANDS)
Multifamily
  Property acquisitions(1)...................   31  $446,412    2  $16,023    8  $72,240
  Property dispositions(2)...................    1    58,000  --     --     --     --
Commercial and retail
  Property acquisitions(3)...................   18    56,443  --     --     --     --
  Property dispositions......................   14    49,600    2   15,406    2   11,911

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

    GENERAL AND ADMINISTRATIVE

    General and administrative costs were $3,999,000 (3.9% of total revenues), $4,221,000 (6.5% of total revenues) and $4,469,000 (7.8% of total revenues), for the three years ended December 31, 1996, 1995 and 1994, respectively. The decrease in 1996 compared to 1995 is primarily from reductions in costs of administering the Company's day to day operations due to, among other things, the reorganization of the Company's asset management staff to handle direct property management duties which were previously handled by outside property management firms and, to a lesser extent, improved efficiencies in operating systems, computer systems and software upgrades. The decrease in 1995 compared to 1994 is due largely to approximately $600,000 of legal expenses incurred in 1994 in connection with litigation regarding the Baldwin Place property which the Company owned from 1974 to 1983, of which $570,000 was recovered in 1995 from the Company's insurance carriers, offset in part by certain non-recurring financial advisory costs incurred in 1995 of approximately $300,000 in connection with strategic planning issues.

    PROVISION FOR POSSIBLE INVESTMENT LOSSES

    During the quarter ended June 30, 1995, the Company recorded a $2,000,000 provision for possible investment losses; $1,750,000 was charged against the investment in the Pomona Warehouse property (which was sold in the quarter ended December 31, 1995) to reflect management's estimate of permanent impairment in value (which impairment was based on the expected sales value). The remaining amount was used to provide for possible losses on mortgage loans.

    NET GAIN ON SALES OF INVESTMENTS IN RENTAL PROPERTIES

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

    The Company believes that its cash flow and cash available from lines of credit will be sufficient to meet its short-term liquidity needs during 1997, which include normal recurring expenses, debt service requirements, budgeted expenditures for improvements to certain properties and distributions required to maintain the Company's REIT qualification under the Internal Revenue Code. However, the Company anticipates that it will continue to require outside sources of financing to meet its long-term liquidity needs, such as scheduled debt repayments and property acquisitions.

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

                                          BRE PROPERTIES, INC.

                                                   /s/ LEROY E. CARLSON

                                          --------------------------------------
                                                     LeRoy E. Carlson
                                                 EXECUTIVE VICE PRESIDENT
                                               AND CHIEF ACCOUNTING OFFICER

Dated: April 25, 1997

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                   SIGNATURE                                          TITLE                           DATED
------------------------------------------------  ---------------------------------------------  ----------------

                                                  Executive Vice President (Principal Financial
              /s/ LEROY E. CARLSON                  and Accounting Officer)                      April 25, 1997
     --------------------------------------

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

/s/ Ernst & Young LLP

San Francisco, California
January 14, 1997
Except for Note 13, as to which the date is February 12, 1997

                              BRE PROPERTIES, INC.

                                 BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
Investments in rental properties:
  Multifamily.............................................................................  $  710,240  $  267,847
  Commercial and retail...................................................................     103,528     102,269
  Less: Accumulated depreciation and amortization.........................................     (49,690)    (48,036)
                                                                                            ----------  ----------
                                                                                               764,078     322,080
Investments in limited partnerships.......................................................       2,621       1,322
                                                                                            ----------  ----------
  Real estate portfolio...................................................................     766,699     323,402
Mortgage loans, net.......................................................................       9,716       5,727
                                                                                            ----------  ----------
                                                                                               776,415     329,129
Cash and short-term investments...........................................................         184      16,057
Other assets                                                                                     7,115       9,709
                                                                                            ----------  ----------
    TOTAL ASSETS..........................................................................  $  783,714  $  354,895
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage loans payable....................................................................  $  114,985  $  112,290
Unsecured notes payable...................................................................      73,000      --
Borrowings on unsecured lines of credit...................................................     124,000      --
Accounts payable and other liabilities....................................................       7,615       3,357
                                                                                            ----------  ----------
    Total liabilities.....................................................................     319,600     115,647
Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized in 1996.
  No shares outstanding at December 31, 1996..............................................      --          --
Common stock, $.01 par value, 50,000,000 shares authorized. Shares issued and outstanding:
  32,879,741 at December 31, 1996; 21,941,730 at December 31, 1995........................         329         219
Additional paid-in capital................................................................     387,674     212,908
Accumulated net income in excess of cumulative dividends..................................      76,111      26,121
                                                                                            ----------  ----------
    Total shareholders' equity............................................................     464,114     239,248
                                                                                            ----------  ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................................  $  783,714  $  354,895
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                       See notes to financial statements

                              BRE PROPERTIES, INC.

                              STATEMENTS OF INCOME

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                     1996       1995       1994
                                                                                  ----------  ---------  ---------
                                                                                       (IN THOUSANDS, EXCEPT
                                                                                          PER SHARE DATA)
REVENUE
Rental income:
  Multifamily...................................................................  $   77,834  $  49,918  $  40,504
  Commercial and retail.........................................................      15,301     12,947     14,232
Other income....................................................................       8,516      2,522      2,234
                                                                                  ----------  ---------  ---------
    Total revenue...............................................................     101,651     65,387     56,970
                                                                                  ----------  ---------  ---------
EXPENSES
Real estate expenses............................................................      31,030     21,540     17,256
Provision for depreciation and amortization.....................................      13,283      7,864      7,080
Interest expense................................................................      16,325      7,973      5,599
General and administrative......................................................       3,999      4,221      4,469
Provision for possible investment losses........................................      --          2,000     --
                                                                                  ----------  ---------  ---------
    Total expenses..............................................................      64,637     43,598     34,404
                                                                                  ----------  ---------  ---------
Income before net gain on sales of investments in rental properties.............      37,014     21,789     22,566
Net gain on sales of investments in rental properties...........................      52,825        221      1,646
                                                                                  ----------  ---------  ---------
    NET INCOME..................................................................  $   89,839  $  22,010  $  24,212
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Net income per share:
  Income before net gain on sales of investments in rental properties...........  $     1.21  $    1.00  $    1.03
  Net gain on sales of investments in rental properties.........................  $     1.73  $     .01  $     .08
                                                                                  ----------  ---------  ---------
    NET INCOME PER SHARE........................................................  $     2.94  $    1.01  $    1.11
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

                       See notes to financial statements

                              BRE PROPERTIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------
                                                                                   1996        1995       1994
                                                                                -----------  ---------  ---------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE
                                                                                              DATA)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................................  $    89,839  $  22,010  $  24,212
Adjustments to reconcile net income to net cash generated by operating activities:
  Net gain on sales of investments............................................      (52,825)      (221)    (1,646)
  Provision for depreciation and amortization.................................       13,283      7,864      7,080
  Provision for possible investment losses....................................      --           2,000     --
  (Increase) decrease in other assets.........................................        1,522     (4,694)     1,225
  (Decrease) increase in accounts payable and other liabilities...............       (3,932)       109        192
                                                                                -----------  ---------  ---------
Net cash flows generated by operating activities..............................       47,887     27,068     31,063
                                                                                -----------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property purchased..........................................................     (230,967)   (16,023)   (72,240)
  Capital expenditures-multifamily............................................         (748)      (505)      (264)
  Capital expenditures-commercial and retail..................................         (757)    (1,662)    (4,870)
  Mortgage loans receivable advanced..........................................       (4,268)    (1,195)    (1,500)
  Mortgage loans receivable repayments........................................          279        159        223
  Proceeds from sales of property, net........................................      104,379     15,406     11,911
                                                                                -----------  ---------  ---------
Net cash flows used in investing activities...................................     (132,082)    (3,820)   (66,740)
                                                                                -----------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loans payable:
  New mortgage loans..........................................................      --          16,227     52,914
  Principal payments..........................................................       (1,450)    (1,107)    (1,163)
Lines of credit:
  Advances....................................................................      127,300     --         --
  Principal repayments........................................................      (21,500)    --         --
Proceeds from grants of restricted shares and exercises of options............        3,821      1,399        280
Dividends paid................................................................      (39,849)   (27,596)   (26,210)
                                                                                -----------  ---------  ---------
Net cash flows generated by (used in) financing activities....................       68,322    (11,077)    25,821
                                                                                -----------  ---------  ---------
(Decrease) increase in cash and short-term investments........................      (15,873)    12,171     (9,856)
Balance at beginning of period................................................       16,057      3,886     13,742
                                                                                -----------  ---------  ---------
BALANCE AT END OF PERIOD......................................................  $       184  $  16,057  $   3,886
                                                                                -----------  ---------  ---------
                                                                                -----------  ---------  ---------

                       See notes to financial statements

                              BRE PROPERTIES, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
                                                                               (DOLLAR AMOUNTS IN THOUSANDS)
COMMON STOCK SHARES
  Balance at beginning of year..........................................    21,941,730    21,850,966    21,832,966
  Issuance of shares pursuant to merger.................................    10,684,436       --            --
  Restricted shares granted and stock options exercised.................       246,451        90,764        18,000
  Shares issued pursuant to dividend reinvestment plan..................         7,124       --            --
                                                                          ------------  ------------  ------------
    Balance at end of year..............................................    32,879,741    21,941,730    21,850,966
                                                                          ------------  ------------  ------------
COMMON STOCK
  Balance at beginning of year..........................................  $        219  $        219  $        219
  Issuance of shares pursuant to merger.................................           107       --            --
  Restricted shares granted and stock options exercised.................             3       --            --
  Shares issued pursuant to dividend reinvestment plan..................       --            --            --
                                                                          ------------  ------------  ------------
    Balance at end of year..............................................           329           219           219
                                                                          ------------  ------------  ------------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year..........................................       212,908       211,510       211,231
  Issuance of shares pursuant to merger.................................       170,948       --            --
  Restricted shares granted and stock options exercised.................         3,681         1,398           279
  Shares issued pursuant to dividend reinvestment plan..................           137       --            --
                                                                          ------------  ------------  ------------
    Balance at end of year..............................................       387,674       212,908       211,510
                                                                          ------------  ------------  ------------
ACCUMULATED NET INCOME IN EXCESS OF CUMULATIVE DIVIDENDS
  Balance at beginning of year..........................................        26,121        31,707        33,705
  Net income for year...................................................        89,839        22,010        24,212
  Cash dividends paid--$1.3295 per share for the year ended December 31,
    1996; $1.26 per share for the year ended December 31, 1995 and $1.20
    per share for the year ended December 31, 1994......................       (39,849)      (27,596)      (26,210)
                                                                          ------------  ------------  ------------
    Balance at end of year..............................................        76,111        26,121        31,707
                                                                          ------------  ------------  ------------
    TOTAL SHAREHOLDERS' EQUITY..........................................  $    464,114  $    239,248  $    243,436
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    For the years ended December 31, 1996, 1995 and 1994, the tax components of its dividends are as follows (unaudited):

                                                               ORDINARY        LONG-TERM       RETURN OF
                                                                INCOME       CAPITAL GAIN       CAPITAL
                                                             -------------  ---------------  -------------
December 31, 1996..........................................           92%              1%              7%
December 31, 1995..........................................           94%         --                   6%
December 31, 1994..........................................           86%              4%             10%

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

    MERGER WITH REAL ESTATE INVESTMENT TRUST OF CALIFORNIA

    On March 15, 1996, Real Estate Investment Trust of California ("RCT") merged with and into BRE ("the Merger"). Following consummation of the Merger, BRE changed its state of incorporation from Delaware to Maryland, amended the BRE Certificate of Incorporation to authorize preferred stock, and approved the Amended and Restated Non-Employee Director Stock Option Plan. The Merger was completed in accordance with the terms and conditions of the Agreement and Plan of Merger dated October 11, 1995, as amended ("the Merger Agreement"). Under the terms of the Merger Agreement, upon the Merger, each issued and outstanding share of beneficial interest of RCT was converted into the right to receive 1.14 shares of BRE Common Stock (.57 of a share of BRE Common Stock prior to the stock split; see Note 2 Stock Split). The Merger was unanimously approved by the Boards of both companies and by the requisite vote of the shareholders of both. The Merger has been accounted for in 1996 as a purchase business combination.

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

    During 1995, the Company recorded a $2,000,000 provision for possible investment losses: $1,750,000 was credited against the investment in the Pomona Warehouse property (which was sold in the quarter ended December 31, 1995) to reflect management's estimate of permanent impairment in value (which impairment was based on the expected sales value). The remaining amount was used to provide for possible losses on mortgage loans.

                              BRE PROPERTIES, INC.

2. ACCOUNTING POLICIES (CONTINUED)
    REAL ESTATE HELD FOR SALE

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

                              BRE PROPERTIES, INC.

2. ACCOUNTING POLICIES (CONTINUED)
    GAINS ON SALES OF INVESTMENTS IN RENTAL PROPERTIES

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

    During 1996 BRE acquired real estate using proceeds from the line of credit, which proceeds are expected to be refinanced with 10 year term debt on or about June 30, 1997. In connection with such acquisitions and anticipated refinancing, on August 29, 1996 BRE entered into a Treasury Lock Swap Agreement in the notional amount of $50,000,000 with a large, credit worthy bank. BRE did not provide any collateral for this transaction. The rate is fixed at 7.05% as compared to the rate on a United States Government 10-Year Treasury Note on June 30, 1997. The agreement acts to effectively lock in the borrowing cost associated with this anticipated debt issuance. The change in the value of the treasury lock in response to interest rate changes is expected to offset any increase or decrease in the interest rate on the anticipated issuance of debt. Had the transaction been settled as of December 31, 1996, BRE would have been required to pay approximately $380,000. Any future gain or loss on the swap transaction will be deferred and will be amortized over the term of the debt as an adjustment to its interest rate yield.

    LEGAL AND OTHER GENERAL AND ADMINISTRATIVE EXPENSES

    In 1994 the Company incurred legal expenses of approximately $600,000 in connection with litigation regarding the Baldwin Place property which the Company owned from 1974 to 1983; in 1995 approximately $570,000 of such costs were recovered and credited to general and administrative expenses. Additionally, non-recurring financial advisory costs of approximately $300,000 were incurred in 1995 in connection with strategic planning issues.

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

                              BRE PROPERTIES, INC.

2. ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATION AND CHANGE IN FISCAL YEAR

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

    BRE has elected to recast the full comparative periods pursuant to the change made in May 1996 in the fiscal year to a calendar year end effective December 31, 1995. Therefore, amounts presented reflect the financial position and results of operations from January 1, 1996 to December 31, 1996 and the comparative period for the prior years. Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the presentation of the 1996 financial statements.

    STOCK SPLIT

    On May 20, 1996, the Board of Directors approved a two-for-one stock split effected in the form of a stock dividend to shareholders of record on June 7, 1996, payable on June 27, 1996. All share and per share amounts in these financial statements have been retroactively restated for the stock split.

3. INVESTMENTS IN RENTAL PROPERTIES

    Investments in rental properties consist of the following:

                                                                COMMERCIAL
DECEMBER 31, 1996                              MULTIFAMILY      AND RETAIL        TOTAL
--------------------------------------------  --------------  --------------  --------------
Land........................................  $  139,770,000  $   18,764,000  $  158,534,000
Improvements................................     570,470,000      84,764,000     655,234,000
                                              --------------  --------------  --------------
  Subtotal..................................     710,240,000     103,528,000     813,768,000
Accumulated depreciation....................     (33,096,000)    (16,594,000)    (49,690,000)
                                              --------------  --------------  --------------
  Total.....................................  $  677,144,000  $   86,934,000  $  764,078,000
                                              --------------  --------------  --------------
                                              --------------  --------------  --------------

DECEMBER 31, 1995
--------------------------------------------
Land........................................  $   58,032,000  $   16,566,000  $   74,598,000
Improvements................................     209,815,000      85,703,000     295,518,000
                                              --------------  --------------  --------------
  Subtotal..................................     267,847,000     102,269,000     370,116,000
Accumulated depreciation....................     (22,641,000)    (25,395,000)    (48,036,000)
                                              --------------  --------------  --------------
  Total.....................................  $  245,206,000  $   76,874,000  $  322,080,000
                                              --------------  --------------  --------------
                                              --------------  --------------  --------------

                              BRE PROPERTIES, INC.

3. INVESTMENTS IN RENTAL PROPERTIES (CONTINUED)
    The future minimum lease payments to be received from lessees under operating leases at December 31, 1996 are as follows:

1997....................................  $ 11,432,000
1998....................................    10,296,000
1999....................................     8,658,000
2000....................................     6,835,000
2001....................................     5,852,000
Thereafter..............................    23,344,000
                                          ------------
  Total.................................  $ 66,417,000
                                          ------------
                                          ------------

    Leases with residents or users at wholly owned shopping centers provide for percentage rents based upon the gross revenue of the residents or users. These percentage rents are in excess of stipulated minimums. Percentage rents under these operating leases, which are included in rental income, amounted to:

                                                          1996          1995          1994
                                                      ------------  ------------  ------------
Percentage rent portion attributable to:
  Land leases*......................................  $  3,044,000  $  5,313,000  $  4,926,000
  Wholly owned real estate..........................       403,000       183,000       245,000
                                                      ------------  ------------  ------------
    Total percentage rent...........................  $  3,447,000  $  5,496,000  $  5,171,000
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

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

5. LINES OF CREDIT AND UNSECURED NOTES PAYABLE

    At December 31, 1996, two banks had extended to BRE unsecured lines of credit aggregating $150,000,000, with $30,000,000 expiring in April, 1999 and $120,000,000 expiring in April, 1998. Borrowings totaled $124,000,000 at December 31, 1996. No borrowings under these lines of credit were outstanding during the years ended December 31, 1995 or 1994. In connection with these arrangements, a fee is charged on the committed amounts. The weighted average interest rate was 6.6% in the year ended December 31, 1996. Additionally, at December 31, 1996, there were $73,000,000 in unsecured notes

                              BRE PROPERTIES, INC.

5. LINES OF CREDIT AND UNSECURED NOTES PAYABLE (CONTINUED) outstanding with an average interest rate of 7.69% with interest only due until 1999. These unsecured notes are to be repaid through scheduled principal payments from 2000 through 2005.

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

6. MORTGAGE LOANS PAYABLE

    BRE has acquired certain investments in rental property which are subject to existing mortgage loans payable and has obtained mortgage loans on other investments. The following data pertains to mortgage loans payable at December 31, 1996, and 1995, respectively:

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1996            1995
                                                                                   --------------  --------------
Mortgage loans payable...........................................................  $  114,985,000  $  112,290,000
Cost of investments in real estate securing mortgage loans payable...............  $  182,729,000  $  173,904,000
Annual principal and interest payments...........................................  $   10,137,000  $    9,769,000
Remaining terms of mortgage loans payable........................................    1 - 31 years    2 - 33 years
Interest rates...................................................................      6.5 - 8.4%      6.5 - 8.4%

    Included in the $114,985,000 mortgage loans payable is $9,240,000 of tax-exempt debt with a variable interest rate, which was 4.20% at December 31, 1996. The effective interest rate on this debt is 6.20%, which includes amortization of related fees and costs. Interest on all other mortgage loans is fixed.

    Scheduled principal payments required on lines of credit, unsecured notes payable and mortgage loans payable for the next five years are as follows:

1997.........................................  $   2,655,000
1998.........................................     95,675,000
1999.........................................     35,739,000
2000.........................................     45,436,000
2001.........................................     11,392,000
Thereafter...................................    121,088,000
                                               -------------
  Total......................................  $ 311,985,000
                                               -------------
                                               -------------

    Interest expense on mortgage loans and unsecured notes payable including amortization of related costs aggregated $12,328,000, $7,824,000 and $5,466,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Total interest paid on long-term debt did not differ materially from interest expense.

7. STOCK OPTION PLANS

    BRE has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee and non-employee director stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("Statement 123"), requires the use of option valuation models that were not developed

                              BRE PROPERTIES, INC.

7. STOCK OPTION PLANS (CONTINUED)
for use in valuing employee and non-employee director stock options. Under APB 25, because the exercise price equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

                                                                        YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------
                                                          1996                     1995                    1994
                                                 -----------------------  ----------------------  ----------------------
                                                              WEIGHTED                WEIGHTED                WEIGHTED
                                                               AVERAGE                 AVERAGE                 AVERAGE
                                                              EXERCISE                EXERCISE                EXERCISE
                                                   SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                                 ----------  -----------  ---------  -----------  ---------  -----------
Balance at beginning of period.................     668,200   $   15.62     635,200   $   15.55     479,200   $   15.57
Granted........................................     354,000   $   18.13     115,000   $   15.94     156,000   $   15.50
Exercised......................................    (259,100)  $   15.27     (75,000)  $   15.44      --          --
Canceled.......................................     (10,500)  $   17.18      (7,000)  $   14.46      --          --
                                                 ----------  -----------  ---------  -----------  ---------  -----------
  Balance at end of period.....................     752,600   $   16.90     668,200   $   15.62     635,200   $   15.55
                                                 ----------  -----------  ---------  -----------  ---------  -----------
                                                 ----------  -----------  ---------  -----------  ---------  -----------
Exercisable....................................     438,766   $   16.04     550,200   $   15.58     423,700   $   15.30
Restricted shares granted......................      --          --          13,764      --          18,000      --
Shares available for granting future options...     105,436      --         448,336      --         590,100      --
Weighted average fair value of options granted
  during the year..............................  $     3.66               $    2.34               $    2.07

    At December 31, 1996, the exercise price of shares under option ranged from $12.97 to $20.00, with a weighted average exercise price of $16.90. The exercise price of all options granted in the years ended December 31, 1996, 1995 and 1994 was equal to the market price on the date of grant. Expiration dates range from August 24, 1997 through August 26, 2006 and the weighted average remaining contractual life of these options is 8.8 years. Stock options were exercised during 1996 on options originally granted from $12.97 to $17.75.

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

                              BRE PROPERTIES, INC.

7. STOCK OPTION PLANS (CONTINUED)
    NON-EMPLOYEE DIRECTOR STOCK PLAN

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

                                                                         YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------
                                                           1996                    1995                    1994
                                                  ----------------------  ----------------------  ----------------------
                                                              WEIGHTED                WEIGHTED                WEIGHTED
                                                               AVERAGE                 AVERAGE                 AVERAGE
                                                              EXERCISE                EXERCISE                EXERCISE
                                                   SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                                  ---------  -----------  ---------  -----------  ---------  -----------
Balance at beginning of period..................    195,000   $   16.48      20,000   $   15.25      --       $  --
Granted.........................................    225,000       20.63     175,000       16.63      20,000       15.25
Canceled........................................     --          --          --          --          --          --
                                                  ---------  -----------  ---------  -----------  ---------  -----------
  Balance at end of period......................    420,000   $   18.71     195,000   $   16.48      20,000   $   15.25
                                                  ---------  -----------  ---------  -----------  ---------  -----------
                                                  ---------  -----------  ---------  -----------  ---------  -----------
Exercisable.....................................    244,999   $   17.18      49,166   $   16.06       5,000   $   15.25
Shares available for granting future options....    380,000                  55,000                 230,000
Weighted average fair value of options granted
  during the year...............................  $    4.17               $    2.47               $    1.95

    At December 31, 1996, the exercise prices of shares under option ranged between $15.25 and $21.00, with expiration dates from September 25, 2004 to October 15, 2006. The exercise price of all options granted in the years ended December 31, 1996, 1995 and 1994 was equal to the market price on the date of grant. The options vest ratably over one year. The weighted average remaining contractual life of these options is 9.2 years.

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

                                                                    YEARS ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                   1996       1995       1994
                                                                 ---------  ---------  ---------
Risk-free interest rate........................................       7.12%      7.12%      7.12%
Dividend yield.................................................       5.6 %      7.1 %      7.8 %
Volatility.....................................................        .26        .26        .26
Weighted average option life...................................  9 years      9 years    9 years

    The Black-Scholes option pricing model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation

                              BRE PROPERTIES, INC.

7. STOCK OPTION PLANS (CONTINUED)
models require the input of highly subjective assumptions, including the expected stock price volatility. Because the above stock option plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the above stock option plans.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. BRE's pro forma information, as if the Company had adopted Statement 123 as discussed above, follows:

                                                           YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                      1996           1995           1994
                                                  -------------  -------------  -------------
Pro forma net income............................  $  88,720,000  $  21,606,000  $  24,159,000
Pro forma earnings per share*...................  $        2.91  $        0.97  $        1.10

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

                              BRE PROPERTIES, INC.

11. LITIGATION

    BRE is defending various claims and legal actions that arise from its normal course of business, including certain environmental actions. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions will have a material adverse effect on BRE's results of operations or financial position.

12. PROFORMA INFORMATION (UNAUDITED)

    The following table sets forth the results of operations as if the Merger with RCT had occurred on January 1, 1995:

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                     1996           1995
                                                                --------------  -------------
Revenues......................................................  $  110,110,000  $  99,434,000
Income before gain on sales...................................  $   40,804,000  $  34,353,000
Net income....................................................  $   93,629,000  $  41,952,000
Net income per share:
  Income before gain on sales.................................  $         1.25  $        1.05
  Net income..................................................  $         2.86  $        1.29

    The following table sets forth supplemental information about results of operations as if the Merger with RCT (completed on March 15, 1996), the acquisition of Foster's Landing Apartments (acquired September 27, 1996) and the acquisition of Promontory Point Apartments (acquired December 31, 1996) had occurred on January 1, 1995:

                                                                  YEARS ENDED DECEMBER 31,
                                                               ------------------------------
                                                                    1996            1995
                                                               --------------  --------------
Revenues.....................................................  $  118,414,000  $  110,078,000
Income before gain on sales..................................  $   40,261,000  $   28,174,000
Net income...................................................  $   93,086,000  $   37,733,000
Net income per share:
  Income before gain on sales................................  $         1.23  $          .86
  Net income.................................................  $         2.84  $         1.16

    The unaudited pro forma results of operations are presented for comparative purposes only and are not necessarily indicative of what the actual results of BRE would have been for the periods presented had the Merger and acquisitions occurred on those dates, nor do they purport to represent the results of future periods.

13. SUBSEQUENT EVENTS

    As of December 31, 1996, the Company was committed to purchase two multifamily communities comprising approximately 800 units for a total price of approximately $85,000,000. These purchase commitments are subject to the satisfactory completion of the Company's due diligence process. At February 12, 1997, neither of these purchases had been finalized.

                              BRE PROPERTIES, INC.

13. SUBSEQUENT EVENTS (CONTINUED)
    On January 23, 1997, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the issuance of up to $300,000,000 of unsecured debt securities, Common Stock, preferred stock, depositary shares or warrants to purchase Common Stock.

    On February 11, 1997, the Company temporarily increased its lines of credit from a total of $150,000,000 to $200,000,000 under the same terms of the lines of credit existing at December 31, 1996. The additional $50,000,000 is available for 180 days.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                    YEAR ENDED DECEMBER 31, 1996
                                                     ----------------------------------------------------------
                                                     QUARTER ENDED  QUARTER ENDED  QUARTER ENDED  QUARTER ENDED
                                                       MARCH 31        JUNE 30     SEPTEMBER 30*   DECEMBER 31
                                                     -------------  -------------  -------------  -------------
Revenues...........................................    $  18,825      $  26,849      $  26,269      $  29,708
Income before gain on sales........................        7,385          9,852          9,767         10,010
Net income.........................................        7,384         10,078         59,119         13,258
Net income per share:
  Income before gain on sales......................    $     .31      $     .30      $     .30      $     .30
  Net income.......................................    $     .31      $     .31      $    1.92      $     .40


                                                                    YEAR ENDED DECEMBER 31, 1995
                                                     ----------------------------------------------------------
                                                     QUARTER ENDED  QUARTER ENDED  QUARTER ENDED  QUARTER ENDED
                                                       MARCH 31        JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                     -------------  -------------  -------------  -------------
Revenues...........................................    $  15,925      $  15,862      $  16,542      $  17,058
Income before gain on sales........................        5,700          5,794          6,052          6,243
Net income.........................................        6,819          3,794          6,052          5,345
Net income per share:
  Income before gain on sales......................    $     .27      $     .26      $     .28      $     .28
  Net income.......................................    $     .32      $     .17      $     .28      $     .24

------------------------

*The quarter ended September 30, 1996 included a gain on sale of property of $49,352,000, which was primarily from the disposition of the Westlake Village property.

                              BRE PROPERTIES, INC
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                 (000S OMITTED)

                                                                                                                           GROSS
                                                                                                                         AMOUNT AT
                                                                                                                           WHICH
                                                                                                                          CARRIED
                                                                                                                            AT
                                                           INITIAL COST TO COMPANY                                       DECEMBER
                                                                                          COSTS                          31, 1996
                                               DATES       ------------------------    CAPITALIZED                       ---------
                                             ACQUIRED/                 BUILDINGS &    SUBSEQUENT TO      DEPRECIABLE
NAME                        LOCATION        CONSTRUCTED      LAND     IMPROVEMENTS     ACQUISITION       LIVES-YEARS       LAND
---------------------  ------------------  --------------  ---------  -------------  ---------------  -----------------  ---------
APARTMENTS
  Sharon Green.......  Menlo Park, CA          1971/1970   $   1,250    $   5,770       $     205                45      $   1,250
  The Verandas.......  Union City, CA          1993/1989       3,233       12,932              64                40          3,233
  Foster's Landing...  Foster City, CA         1996/1987      11,741       47,849                                40         11,741
  Promontory Point...  San Ramon, CA           1996/1992       8,724       34,895                                40          8,724
  Montanosa..........  San Diego, CA        1992/1989-90       6,005       24,065             172                40          6,005
  Lakeview Village...  Spring Valley, CA       1996/1985       3,977       15,910              33                40          3,977
  Terra Nova
    Villas...........  Chula Vista, CA         1994/1985       2,925       11,699              65                40          2,925
                       San Diego, CA       1993/1985-1987      4,869       19,493             152                40          4,869
  Mira Mesa
    (Cimarron,
    Hacienda,
    Westpark)........
  Canyon Villas......  Chula Vista, CA         1996/1981       3,064       12,258              99                40          3,064
  Winchester.........  San Diego, CA           1994/1987       1,482        5,928               1                40          1,482
  Countryside
    Village..........  El Cajon, CA            1996/1989       1,002        4,007              36                40          1,002
  Windrush Village...  Colton, CA              1996/1985       3,747       14,989               5                40          3,747
  Village Green......  La Habra, CA            1972/1971         372        2,763             303                45            372
  Candlewood North...  Northridge, CA      1996/1964-1995      2,110        8,477                                40          2,110
  Park Glenn.........  Camarillo, CA           1996/1963       1,750        7,000              23                40          1,750
  The Summit.........  Chino Hills, CA         1996/1989       1,839        7,354               9                40          1,839
  Santa Paula
    Village..........  Santa Paula, CA         1996/1970         550        2,200               1                40            550
                       Fountain Valley,
  Sycamore Valley....  CA                      1996/1969       4,617       18,691                                40          4,617


                        BUILDINGS &               ACCUMULATED
NAME                   IMPROVEMENTS     TOTAL    DEPRECIATION    ENCUMBRANCES
---------------------  -------------  ---------  -------------  ---------------
APARTMENTS
  Sharon Green.......    $   5,975    $   7,225    $  (3,146)      $  18,937
  The Verandas.......       12,996       16,229       (1,190)         11,865
  Foster's Landing...       47,849       59,590         (294)         --
  Promontory Point...       34,895       43,619       --              --
  Montanosa..........       24,237       30,242       (2,420)         16,866
  Lakeview Village...       15,943       19,920         (315)         --
  Terra Nova
    Villas...........       11,764       14,689         (807)          9,240
                            19,645       24,514       (1,593)         12,976
  Mira Mesa
    (Cimarron,
    Hacienda,
    Westpark)........
  Canyon Villas......       12,357       15,421         (243)         --
  Winchester.........        5,929        7,411         (410)         --
  Countryside
    Village..........        4,043        5,045          (79)         --
  Windrush Village...       14,994       18,741         (297)         --
  Village Green......        3,066        3,438       (1,703)         --
  Candlewood North...        8,477       10,587         (177)         --
  Park Glenn.........        7,023        8,773         (139)         --
  The Summit.........        7,363        9,202         (146)         --
  Santa Paula
    Village..........        2,201        2,751          (44)         --

  Sycamore Valley....       18,691       23,308         (156)         --

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

                              BRE PROPERTIES, INC.

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996
                                 (000S OMITTED)

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                         IDENTITY OF EXHIBIT
-----------  --------------------------------------------------------------------------------------------
       3.1   Restated Certificate of Incorporation (Previously filed on March 15, 1995 in the Exhibits to
               Form 8-K and incorporated by reference herein.)...........................................
       3.2   By-Laws (Previously filed on December 22, 1995 in the Exhibits to Form S-4 (File No.
               33-65365) and incorporated by reference herein.)..........................................
      10.1   1984 Stock Option Plan, as amended to date (Previously filed on October 19, 1992 in the
               Exhibits to Form 10-K and incorporated by reference herein.)..............................
      10.2   1992 Employee Stock Option Plan, as amended and restated to date (Previously filed on
               October 19, 1992 in the Exhibits to Form 10-K and incorporated by reference herein.)......
      10.3   1994 Non-Employee Director Stock Plan (Previously filed on October 23, 1994 in the Exhibits to Form 10-K and incorporated by reference herein.).......................................
      10.4   1992 Payroll Investment Plan (Previously filed on October 19, 1992 in the Exhibits to Form
               10-K and incorporated by reference herein.)...............................................
      10.5   Form of Indemnification Agreement (Previously filed on September 25, 1986, as amended, in
               Exhibits to Form S-4 (File No. 33-9014) and incorporated by reference herein.)............
      10.8   Employment agreement with Frank C. McDowell (Previously filed on October 23, 1995 in the
               Exhibits to Form 10-K and incorporated by reference herein.)..............................
      10.9   Supplemental Executive Retirement Benefit agreement with Arthur G. von Thaden (Previously filed on October 24, 1988 in the Exhibits to Form 10-K and incorporated by reference herein.)..................................................................................
     10.10   Supplemental Executive Retirement Benefit agreement with Howard E. Mason, Jr. (Previously filed on October 24, 1988 in the Exhibits to Form 10-K and incorporated by reference herein.)..................................................................................
     10.11   BRE Properties, Inc. Retirement Plan (Previously filed on October 24, 1988 in the Exhibits to Form 10- K and incorporated by reference herein.)......................................
     10.12   BRE Properties, Inc. Supplemental ERISA Retirement Plan (Previously filed on October 23,
               1995 in the Exhibits to Form 10-K and incorporated by reference herein.)..................
     10.13   Sublease with Wells Fargo Bank on 10,142 square feet at Suite 2500, One Montgomery Street,
               San Francisco, California (Previously filed on October 24, 1988 in the Exhibits to Form
               10-K and incorporated by reference herein.)...............................................
     10.14   Form of deferred compensation agreement with Eugene P. Carver (Previously filed on October
               13, 1994 in the Exhibits to Form 10-K and incorporated by reference herein.)..............
     10.15   Amended and Restated Non-Employee Director Stock Option Plan, as amended (Previously filed on December 22, 1995 in the Exhibits to Form S-4 (File No. 33-65365) and incorporated by reference herein.)........................................................................

                              BRE PROPERTIES, INC.

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996
                                 (000S OMITTED)

  EXHIBIT
  NUMBER                                         IDENTITY OF EXHIBIT
-----------  --------------------------------------------------------------------------------------------
     10.16   Amendment to the Amended and Restated Non-Employee Director Stock Option Plan, dated as of
               April, 1996...............................................................................
     10.17   Treasury Lock Swap Transaction (Previously filed on November 13, 1996 in the Exhibits to
               Form 10-Q and incorporated by reference herein.)..........................................
     10.18   Employment agreement with Jay W. Pauly (Previously filed on December 22, 1995 in the
               Exhibits to Form S-4 (File No. 33-65365) and incorporated by reference herein.)...........
     10.19   Employment agreement with LeRoy E. Carlson (Previously filed on December 22, 1995 in the
               Exhibits to Form S-4 (File No. 33- 65365) and incorporated by reference herein.)..........
     10.20   Employment agreement with John H. Nunn (Previously filed on December 22, 1995 in the
               Exhibits to Form S-4 (File No. 33-65365) and incorporated by reference herein.)...........
     10.21   Dividend Reinvestment Plan (Previously filed on August 9, 1996 in the Exhibits to Form S-3
               (File No. 333-09945) and incorporated by reference herein.)...............................
     10.22   1991 Stock Option Plan for Real Estate Investment Trust of California.......................
     10.23   Sanwa Bank California Credit Agreement, dated April 9, 1996.................................
     10.24   First Amendment to Sanwa Bank California Credit Agreement, dated December 12, 1996..........
     10.25   Unsecured Line of Credit Loan Agreement by and between BRE Properties, Inc., as Borrower and
               Bank of America National Trust and Savings Association, as Lender, dated April 4, 1996....
     10.26   Modification Agreement to Syndicate Loan to BRE Properties, Inc. made by various financial institutions with Bank of America NT & SA as Agent........................................
     10.27   Second Modification Agreement Regarding Unsecured Line of Credit to BRE Properties, Inc.
               made by various financial institutions with Bank of America NT & SA as Agent..............
     10.28   Unsecured Line of Credit Loan Agreement by and between BRE Properties, Inc., as Borrower, and Bank of America National Trust and Savings Association, as Lender, dated as of
               February 11, 1997.........................................................................
     10.29   Modification Agreement to Syndicate Loan to BRE Properties, Inc. made by various financial institutions with Bank of America NT & SA as Agent........................................
     10.30   Loan Agreement between The Prudential Insurance Company of America, as Lender and Real
               Estate Investment Trust of California, as Borrower, dated as of January 31, 1994..........
     10.31   First Amendment to Loan Agreement by and between The Prudential Insurance Company of America and Real Estate Investment Trust of California, dated July 7, 1995 .......................
     10.32   Second Amendment to Loan Agreement by and between The Prudential Insurance Company of
               America and BRE Properties, Inc., dated April 30, 1996....................................

                              BRE PROPERTIES, INC.

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996
                                 (000S OMITTED)

  EXHIBIT
  NUMBER                                         IDENTITY OF EXHIBIT
-----------  --------------------------------------------------------------------------------------------
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