Form 10-Q
period 1997-03-31
BRE PROPERTIES INC /MD/
filed 1997-04-25
CIK 1011174

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1997
                                          OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                            Commission file number 0-5305

                                 BRE PROPERTIES, INC.
--------------------------------------------------------------------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Maryland                                  94-1722214
---------------------------------         --------------------------------------
 (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

    One Montgomery Street
    Telesis Tower, Suite 2500
    San Francisco, CA                                 94104-5525
---------------------------------         --------------------------------------
  (ADDRESS OF PRINCIPAL OFFICE)                        (ZIP CODE)

                                    (415) 445-6530
--------------------------------------------------------------------------------
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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
         Yes   X .                                         No     .
         ---------                                         --------

Number of shares of Class A common stock
    outstanding as of  April 17, 1997                    33,029,656
                                               ---------------------------------

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION
Item 1 - FINANCIAL STATEMENTS
 BALANCE SHEETS (unaudited)

-----------------------------------------------------------------------------------------------
 (Dollar amounts in thousands)                                       March 31,    December 31,
                                                                       1997           1996
                                                                   ------------   ------------
ASSETS
Investments in rental properties
    Multifamily                                                        $736,971       $710,240
    Commercial and retail                                               103,678        103,528
    Less: Accumulated depreciation and amortization                     (53,552)       (49,690)
                                                                   ------------   ------------
                                                                        787,097        764,078
Investments in limited partnerships                                       2,651          2,621
                                                                   ------------   ------------

Real estate portfolio                                                   789,748        766,699

Mortgage loans, net                                                       9,676          9,716
Cash and short-term investments                                           1,242            184
Other                                                                     9,195          7,115
                                                                   ------------   ------------
TOTAL ASSETS                                                           $809,861       $783,714
                                                                   ------------   ------------
                                                                   ------------   ------------

LIABILITIES AND
SHAREHOLDERS' EQUITY

Liabilities
Mortgage loans                                                         $114,575       $114,985
Unsecured notes                                                          73,000         73,000
Unsecured lines of credit                                               147,000        124,000
Accounts payable and accrued expenses                                     9,163          7,615
                                                                   ------------   ------------
Total liabilities                                                       343,738        319,600
                                                                   ------------   ------------

Shareholders' equity
Preferred stock, $.01 par value, 10,000,000 shares authorized.
    No shares outstanding at March 31, 1997 or December
    31, 1996.                                                                 -              -
Common stock, $.01 par value, 50,000,000 shares authorized.
    Shares issued and outstanding: 33,025,457 at March 31,
    1997; 32,879,741 at December 1996.                                      330            329
Additional paid-in capital                                              465,793        463,785
                                                                   ------------   ------------
Total shareholders' equity                                              466,123        464,114
                                                                   ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $809,861       $783,714
                                                                   ------------   ------------
                                                                   ------------   ------------


See notes to financial statements.

STATEMENTS OF INCOME (unaudited)
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------
                                               Quarter Ended    Quarter Ended
                                              March 31, 1997    March 31, 1996
                                              --------------    --------------
REVENUE
Rental income:
    Multifamily                                      $26,800           $12,662
    Commercial and retail                              3,061             3,685
Other income                                           1,866             2,478
                                              --------------    --------------
Total revenue                                         31,727            18,825

EXPENSES
Real estate expenses:
    Multifamily                                        9,399             4,721
    Commercial and retail                                216             1,044
Depreciation and amortization                          4,168             2,189
Interest expense                                       5,889             2,453
General and administrative                             1,114             1,034
                                              --------------    --------------
Total expenses                                        20,786            11,441
                                              --------------    --------------

Net Income                                           $10,941            $7,384
                                              --------------    --------------
                                              --------------    --------------

Net Income per share                                    $.33              $.32
                                              --------------    --------------
                                              --------------    --------------

Weighted average shares outstanding                   32,980            23,350
                                              --------------    --------------
                                              --------------    --------------

See notes to financial statements


STATEMENT OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------
                                                                    Quarter Ended    Quarter Ended
                                                                    March 31, 1997   March 31, 1996
                                                                    --------------   --------------
(Dollar amounts in thousands)
Cash flows from operating activities:
Net income                                                                 $10,941           $7,384
Non-cash revenues and expenses included in income:
  Provision for depreciation and amortization                                4,168            2,189
  Increase (decrease) in accounts payable and other liabilities              1,548           (2,508)
(Increase) decrease  in other assets                                        (1,758)           4,268
                                                                    --------------   --------------
Cash flows generated by operating activities                                14,899           11,333
                                                                    --------------   --------------

Cash flows from investing activities:
Multifamily property purchased                                             (26,172)         (10,499)
Capital expenditures-multifamily                                              (440)              (6)
Capital expenditures-commercial and retail                                    (132)            (164)
Capital expenditures- rehabilitation                                          (795)               -
Advances on mortgage loans receivable                                            -           (2,821)
Payments on mortgage loans receivable                                           40              184
                                                                    --------------   --------------
Net cash flows used in investing activities                                (27,499)         (13,306)
                                                                    --------------   --------------

Cash flows from financing activities:
Mortgage loans payable:
  Principal payments                                                          (410)            (300)
Lines of credit:
  Advances                                                                  37,500                -
  Principal repayments                                                     (14,500)               -
Proceeds from exercises of stock options                                     2,460                -
Dividends paid                                                             (11,392)          (7,450)
                                                                    --------------   --------------
Net cash flows generated by (used in) financing activities                  13,658           (7,750)
                                                                    --------------   --------------
Increase (decrease)in cash and short-term investments                        1,058           (9,723)
Balance at beginning of period                                                 184           16,057
                                                                    --------------   --------------
        Balance at end of period                                            $1,242           $6,334
                                                                    --------------   --------------
                                                                    --------------   --------------


See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------
March 31, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended. In the opinion of management, all adjustments (consisting of normal recurring adjustments only) have been made which are necessary for a fair statement of the results for the interim periods presented herein.

NOTE B - NET INCOME PER SHARE

Net income per share is based upon the weighted average number of shares outstanding during the periods. In February 1997, the Financial Accounting Standards Board issued Statement No.128, " Earnings per share", which is required to be adopted on December 31, 1997. The impact of the adoption of Statement No. 128 is not expected to be material.

NOTE C - LITIGATION

BRE is defending various claims and legal actions that arise from its normal course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions will have a material adverse effect on BRE's results of operations or financial position.

NOTE D - INCREASE IN AUTHORIZED SHARES

On April 21, 1997, the number of authorized shares of the Company's common stock was increased from 50,000,000 to 100,000,000.


NOTE E - SUBSEQUENT EVENTS

On April 1, 1997, the Company sold Elsinore Valley Shopping Center for $1,700,000 to an unrelated purchaser. On April 4, 1997, the Company sold the Montalvo warehouse property for $1,125,000 to an unrelated purchaser. On April 4, 1997, the Company sold three retail properties, the Hub Shopping Center, Santa Fe Springs Shopping Center and Central Shopping Center, for $69,600,000 to
an unrelated purchaser.   On April 14, 1997, the Company sold the Villa Serra
land lease property for $10,900,000 to an unrelated purchaser. On April 22, 1997, the Company sold the Vagabond property for $450,000 to an unrelated
purchaser.   The net book value of these properties at March 31, 1997 was approximately $55,000,000. Revenues from these properties for the first quarter ended March 31, 1997 were approximately $2,199,000, depreciation was approximately $391,000 and real estate expenses were approximately $83,000.

As of March 31, 1997, the Company was committed to purchase the Red Hawk Ranch Apartments, a 453 unit property in Fremont, California for $58,700,000 from an unrelated seller. On April 14, 1997, the purchase was completed using proceeds from the sale of the Hub, Central Shopping Center and Villa Serra properties in a tax-deferred exchange.

On April 23, 1997, the Directors declared a dividend of $.345 per share, payable June 26, 1997 to shareholders of record June 6, 1997.

ITEM 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations
--------------------------------------------------------------------------------
March 31, 1997
Overview

BRE Properties, Inc. (the "Company") is a regionally focused, self-administered equity real estate investment trust which primarily owns and manages a portfolio of apartment communities in nine major markets of the Western United States. The Company also owns 19 commercial and retail properties, including three partnership interests and one land lease. The Company's revenues consist primarily of rental income (94% of total revenues in the quarter ended March 31, 1997 and 87% in the quarter ended March 31, 1996) derived from its portfolio of income-producing properties. Other income includes interest from secured notes receivable and, to a lesser extent, income from partnership investments. The policy of the Company is to emphasize cash flows from operations rather than the realization of capital gains through property dispositions. As dispositions of real estate assets are made, the Company typically seeks to reinvest net proceeds from sales in income-producing real estate.

Although the Company has embarked upon a strategic initiative to redeploy its real estate investments into multifamily assets, no time frame has been established for completion of this activity and ultimate dispositions of commercial and retail assets are dependent upon offers with acceptable prices and terms including satisfactory completion of potential buyer due diligence procedures. For example, it is reasonably possible that the holding period for remaining commercial and retail assets could extend well beyond one year. Furthermore, changes to the plan are not unlikely (which would result in extended holding periods for the existing properties) as market conditions could result in a lack of acceptable offers and it is possible some properties could be held indefinitely. Real estate is not classified as "held for sale" until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are currently under way; no properties were considered "held for sale" for this purpose as of March 31, 1997 or December 31, 1996 and therefore depreciation continues to be provided on these assets.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this form 10-Q. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, including those discussed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended (the "1996 Form 10-K"), that could cause actual results to differ materially from those projected.

RESULTS OF OPERATIONS

Comparison of the quarters ended March  31, 1997 and 1996

Revenues

Total revenues were $31,727,000 for the three months ended March 31, 1997 compared to $18,825,000 for the same period in 1996. This increase was primarily due to an increase in multifamily rental revenues resulting from property acquisitions, including the 22 apartment communities acquired in the merger with Real Estate Investment Trust of California (the "Merger") on March 15, 1996 and nine other direct apartment investments, which contributed approximately $5,778,000 and $8,236,000, respectively, to rental revenue for the three months ended March 31, 1997. Multifamily rental revenue for this period also benefited from an increase in average occupancy (calculated as shown below), and an average increase in rental rates of approximately 5%, when compared to the earlier quarter for properties held during both periods.

Revenues from commercial and retail properties decreased 17% in the quarter ended March 31, 1997 when compared to the same period in 1996 due to the sale of 14 properties in these categories (which properties contributed approximately $1,287,000 in revenues during the quarter ended March 31, 1996) offset in part by the commercial and retail properties acquired in the Merger which were held for the entire quarter during 1997.


                          Three months ended         Three months ended
                            March 31, 1997             March 31, 1996
                          -----------------------------------------------
                                                                             % CHANGE
                                                                            ----------
                                     % OF TOTAL                % OF TOTAL   FROM  1996
                                     ----------                ----------   ----------
                          REVENUES    REVENUES      REVENUES    REVENUES      TO 1997
                          --------    --------      --------    --------      -------
REVENUES:
Multifamily                $26,800          84%      $12,662          67%         111%
Commercial and retail        3,061          10%        3,685          20%        (17%)
Other income                 1,866           6%        2,478          13%        (25%)
                         -------------------------------------------------------------
Total revenue              $31,727         100%      $18,825         100%          68%
                         -------------------------------------------------------------
                         -------------------------------------------------------------


    Portfolio physical occupancy rates as of March 31, 1997 and 1996 were as follows:

                                                                1997      1996
--------------------------------------------------------------------------------
   Multifamily                                                   96%       93%
--------------------------------------------------------------------------------
   Commercial and retail                                         93%       96%
--------------------------------------------------------------------------------

For multifamily properties, portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. For commercial and retail properties, portfolio occupancy is calculated by dividing the total occupied square footage by the total square footage in the portfolio.

Expenses

REAL ESTATE EXPENSES

Real estate expenses for multifamily properties (which include maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) for the quarter ended March 31, 1997 increased 99% to $9,399,000 from the comparable period in 1996 primarily due to expenses of the 22 properties acquired in the Merger and nine new multifamily property acquisitions. Real estate expenses for commercial and retail properties decreased from $1,044,000 in the quarter ended March 31, 1996 to $216,000 in the same period in 1997 due to the sale of 14 such properties during 1996. Real estate expenses in total as a percentage of rental revenues decreased from 35% for the first quarter in 1996 to 32% for the first quarter ended 1997. Although not measurable with precision, management believes that this decrease resulted in part from the internalization of property management and economies of scale derived from increased concentration of assets in the Company's markets.

PROVISION FOR DEPRECIATION AND AMORTIZATION

The provision for depreciation and amortization increased by $1,979,000 to $4,168,000 for the quarter ended March 31, 1997 from the comparable period of 1996. The increase in 1997 resulted from properties acquired in the Merger and additional multifamily property acquisitions, offset in part by dispositions of commercial and retail properties.

INTEREST EXPENSE

Interest expense was $5,889,000 for the quarter ended March 31, 1997, up from $2,453,000 in 1996. This increase was due primarily to interest on indebtedness assumed in the Merger totaling $95,400,000 and interest on subsequent borrowings on the Company's lines of credit to fund multifamily property acquisitions. At March 31, 1997, the Company's total indebtedness (including indebtedness assumed in the Merger) was $334,575,000.

GENERAL AND ADMINISTRATIVE

General and administrative costs were $1,114,000 or 3.5% of total revenues for the first quarter in 1997 and $1,034,000 or 5.5% of total revenues for the first quarter in 1996. The decrease in the percent of revenue is primarily from reductions in costs of administering the Company's day to day operations due to, among other things, the reorganization of the Company's asset management staff to handle direct property management duties which were previously handled by outside property management firms and, to a lesser extent, improved efficiencies in operating systems, computer systems and software upgrades.

IMPACT OF INFLATION

Over 80% of the Company's total revenues for the quarter ended March 31, 1997 were derived from apartment properties. Due to the short-term nature of most apartment leases (typically one year or less), the Company may seek to adjust rents to help counter the impact of inflation upon renewal of existing leases or commencement of new leases, although there can be no assurance that the Company will be able to adjust rents in response to inflation. In addition, occupancy rates may fluctuate due to short-term leases which permit apartment residents to leave at the end of each lease term at minimal cost to the resident.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company's cash and cash equivalents totaled $1,242,000, up from $184,000 at December 31, 1996. Borrowings under the Company's lines of credit totaled $147,000,000 at March 31, 1997, compared to $124,000,000 at December 31, 1996. Lines of credit are available to pay dividends to shareholders, fund capital improvements and operating expenses and fund new acquisitions. The Company typically reduces lines of credit with cash balances as available.

Borrowings of up to $200,000,000 are available under the Company's lines of credit, with $53,000,000 available at March 31, 1997. The current lines of credit expire in August 1997 as to $50,000,000, April 1998 as to $120,000,000 and April 1999 as to $30,000,000. The lines of credit bear interest at prime or LIBOR plus 1.0% as to $30,000,000 and LIBOR plus 1.125% as to $120,000,000 and $50,000,000. Costs of the lines of credit are 0.125% per annum on the total commitment amount and an unuse fee of 0.125% per annum as to amounts not outstanding on the $120,000,000 and $50,000,000 lines.

Pursuant to the Merger, the Company assumed $73,000,000 of unsecured indebtedness which bears interest at 7.44% per annum as to $55,000,000 and 7.88% per annum as to $18,000,000. This indebtedness is to be repaid through scheduled principal payments in the years from 2000 to 2005. At March 31, 1997, the Company also had outstanding mortgage indebtedness of $114,575,000 at interest rates ranging from 6.5% to 8.4%, with remaining terms of from less than one to 31 years.

For additional information regarding the Company's lines of credit, unsecured notes payable and mortgage loans payable, including scheduled principal payments over the next five years, see Notes 5 and 6 to Notes to Financial Statements contained in the Company's 1996 Form 10-K. Certain of the Company's indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. The Company was in compliance with all such covenants during the quarter ended March 31, 1997.

During year ended December 31, 1996, the Company entered into an unsecured treasury lock swap agreement in the notional amount of $50,000,000. This transaction, which expires June 30, 1997, is intended to reduce the Company's overall exposure to interest rate changes.

At March 31, 1997, the Company was committed to purchase one apartment community totaling 453 units for approximately $58,700,000; this property was acquired after the close of the quarter using proceeds from prior sales of certain commercial and retail properties and a land lease.

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

DIVIDENDS

A cash dividend has been paid to shareholders each quarter since the Company's inception in 1970. On February 24, 1997, the Company increased its dividend from $1.32 per year to $1.38 per year. Total dividends paid to shareholders for the quarter ended March 31, 1997 and 1996 were $11,392,000 and $7,450,000, respectively.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
              None.

ITEM 2.  CHANGES IN SECURITIES
              None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
              None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              None

ITEM 5.  OTHER INFORMATION
              None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
    Exhibit 11 - Primary and Fully Diluted Earnings per Share
    Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K:
    The Company filed a current report under Item 2 of Form 8-K on January 14, 1997 concerning the purchase of Promontory Point Apartments. Financial statements related to this purchase were filed under Item 7 of Form 8-K/A by amendment dated February 12, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.
(Registrant)




    Date    April 25, 1997                                  /s/LeRoy E. Carlson
    ----------------------                                  -------------------
                                                                LeRoy E. Carlson
                                                       Executive Vice President,
                                           Chief Financial Officer and Secretary

 EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE
--------------------------------------------------------------------------------

STATEMENT OF EARNINGS PER SHARE
(amounts in thousands, except per share)

Average shares outstanding are computed by adding the shares outstanding at each month end and dividing that result by the number of months elapsed in the year-to-date period.

Primary Earnings per Share:

                                   For the three months ended
                                            March 31,
                                   --------------------------

                                       1997          1996
                                       ----          ----

 Net income (a)                      $10,941         $7,384
                                     -------        -------
                                     -------        -------

 Average shares outstanding           32,980         23,350
                                     -------        -------
                                     -------        -------


 EARNINGS PER SHARE (a)                 $.33           $.32
                                     -------        -------
                                     -------        -------

Additional Primary Computation:

                                   For the three months ended
                                            March 31,
                                   --------------------------
                                       1997          1996
                                       ----          ----

 Net income (a)                      $10,941         $7,384
                                     -------        -------
                                     -------        -------

 Average shares outstanding           32,980         23,350

 Additional adjustment for
 dilutive effect of outstanding
 options (as determined by the
 application of the treasury
 stock method)                           577            186
                                     -------        -------

 Weighted average number of
 shares outstanding, as adjusted      33,557         23,536
                                     -------        -------
                                     -------        -------
 Primary earnings per share, as
 adjusted (b)                           $.33           $.31
                                     -------        -------
                                     -------        -------

Fully Diluted Earnings per Share:

                                   For the three months ended
                                            March 31,
                                   --------------------------
                                       1997          1996
                                       ----          ----

 Net income (a)                      $10,941         $7,384
                                     -------        -------
                                     -------        -------

 Average shares outstanding           32,980         23,350

 Additional adjustment for
 dilutive effect of outstanding
 options (as determined by the
 application of the treasury
 stock method)                           577            186
                                     -------        -------

 Weighted average number of
 shares, as adjusted                  33,557         23,536
                                     -------        -------
                                     -------        -------
 Fully diluted earnings per
 share (b)                              $.33           $.31
                                     -------        -------
                                     -------        -------

(a) These amounts agree with the related amounts in the Statements of Income.
(b) This calculation is submitted in accordance with Regulation S-K, item 601(b)11 although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.