Form 10-Q
period 1997-06-30
BRE PROPERTIES INC /MD/
filed 1997-08-12
CIK 1011174

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q


(Mark One)
/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1997
                                          OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


Commission file number 0-5305

                                 BRE PROPERTIES, INC.
--------------------------------------------------------------------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         Maryland                                           94-1722214
-----------------------------------                   ---------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

   One Montgomery Street
   Telesis Tower, Suite 2500
   San Francisco, CA                                        94104-5525
-----------------------------------              ---------------------
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

         Yes   X .                                         No   .
         ---------                                         ------

Number of shares of common stock
outstanding as of  July 28, 1997                      37,009,645
                                                 -------------------------

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------


PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


BALANCE SHEETS (unaudited)
------------------------------------------------------------------------------
(Dollar amounts in thousands)                           June 30,  December 31,
                                                          1997        1996
                                                       ---------  ------------
ASSETS
Investments in rental properties
   Multifamily                                          $794,393      $710,240
   Commercial and retail                                  35,229       103,528
   Less: Accumulated depreciation and amortization       (43,515)      (49,690)
                                                       ---------  ------------
                                                         786,107       764,078
Investments in limited partnerships                        2,666         2,621
                                                       ---------  ------------

Real estate portfolio                                    788,773       766,699

Mortgage loans, net                                        9,420         9,716
Cash and short-term investments                           17,621           184
Other                                                     11,569         7,115
                                                       ---------  ------------
TOTAL ASSETS                                            $827,383      $783,714
                                                       ---------  ------------
                                                       ---------  ------------

LIABILITIES AND
SHAREHOLDERS' EQUITY

Liabilities
Mortgage loans                                          $114,125      $114,985
Unsecured notes (Note F)                                 123,000        73,000
Unsecured lines of credit                                      -       124,000
Accounts payable and accrued expenses                      7,950         7,615
                                                       ---------  ------------
Total liabilities                                        245,075       319,600
                                                       ---------  ------------

Shareholders' equity
Preferred stock, $.01 par value, 10,000,000 shares
   authorized.  No shares outstanding at June 30,
   1997 or December 31, 1996.                                  -             -
Common stock, $.01 par value, 100,000,000 shares
   authorized at June 30, 1997; 50,000,000 shares
   authorized at December 31, 1996.  Shares issued
   and outstanding: 37,004,436 at June 30, 1997;
   32,879,741 at December 31, 1996.
   (Notes D and E)                                           370           329
Additional paid-in capital                               581,938       463,785
                                                       ---------  ------------
Total shareholders' equity                               582,308       464,114
                                                       ---------  ------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $827,383      $783,714
                                                       ---------  ------------
                                                       ---------  ------------

See notes to financial statements.

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

STATEMENTS OF INCOME (unaudited)
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                              For the Quarter Ended    For the Six Months Ended
                                     June 30,                  June 30,
                              ---------------------   ------------------------
                                     1997      1996            1997       1996
                                   ------    ------          ------     ------
REVENUE
Rental income:
   Multifamily                     $28,797   $19,277         $55,597     $31,939
   Commercial and retail             1,194     5,136           4,255       8,821
Other income                         2,215     2,436           4,081       4,914
                                ----------  --------        --------    --------

                 Total revenue      32,206    26,849          63,933      45,674
                                ----------  --------        --------    --------

EXPENSES
Real estate expenses:
   Multifamily                      10,340     7,152          19,707      11,873
   Commercial and retail                84       757             332       1,801
Depreciation and amortization        4,128     3,536           8,296       5,725
Interest expense                     4,850     4,460          10,739       6,913
General and administrative           1,128     1,092           2,242       2,126
                                ----------  --------        --------    --------

                 Total expenses     20,530    16,997          41,316      28,438
                                ----------  --------        --------    --------

Net income before gain on sales
   of real estate investments       11,676     9,852          22,617      17,236
Net gain on sales of real
   estate investments               25,603       226          25,603         226
                                ----------  --------        --------    --------
Net income                         $37,279   $10,078         $48,220     $17,462
                                ----------  --------        --------    --------
                                ----------  --------        --------    --------

Income per share:
Before gains on sales of real
   estate investments                 $.34      $.30            $.67        $.61
Gains on sales of real estate
   investments                        $.74      $.01            $.76        $.01
                                ----------  --------        --------    --------
Net income per share                 $1.08      $.31           $1.43        $.62
                                ----------  --------        --------    --------
                                ----------  --------        --------    --------

Dividends declared and paid per
   share                              $.35      $.33            $.69        $.67
                                ----------  --------        --------    --------
                                ----------  --------        --------    --------

Weighted average shares
   outstanding                      34,520    32,670          33,770      28,080
                                ----------  --------        --------    --------
                                ----------  --------        --------    --------


See notes to financial statements

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(Dollar amounts in thousands)


                                                            For the Six Months Ended June 30,
                                                            ---------------------------------
                                                                 1997                1996
                                                            --------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $48,220             $17,462
Non-cash revenues and expenses included in income:
  Provision for depreciation and amortization                    8,296               5,725
  (Gain) on sales of investments                               (25,603)               (226)
  Increase in accounts payable and other liabilities               335               3,908
  (Increase) decrease in other assets                           (4,499)              1,942
                                                            --------------   ----------------
Net cash flows generated by operating activities                26,749              28,811
                                                            --------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Multifamily properties purchased                               (84,912)            (60,284)
Capital expenditures-multifamily                                  (735)               (172)
Capital expenditures-commercial and retail                        (414)               (295)
Capital expenditures-rehabilitation and other                   (1,776)                  -
Advances on mortgage loans receivable                                -              (3,214)
Payments on mortgage loans receivable                              296                 434
Proceeds from sales of property, net                            83,115                   -
                                                            --------------   ----------------
Net cash flows used in investing activities                     (4,426)            (63,531)
                                                           --------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage loans                              (860)               (728)
Issuance of unsecured notes                                     50,000                   -
Lines of credit:
  Advances                                                      37,500              47,000
  Principal repayments                                        (161,500)             (9,200)
Proceeds from equity offering, net (Note E)                     90,999                   -
Proceeds from exercises of stock options                         3,125                 413
Dividends paid                                                 (24,150)            (18,121)
                                                            --------------   ----------------
Net cash flows (used in) generated by financing activities      (4,886)             19,364
                                                            --------------   ----------------

Increase (decrease) in cash and short-term investments          17,437             (15,356)
Balance at beginning of period                                     184              16,057
                                                           --------------   ----------------
BALANCE AT END OF PERIOD                                       $17,621                $701
                                                           --------------   ----------------
                                                           --------------   ----------------


See notes to financial statements

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------
June 30, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Annual Report of BRE Properties, Inc., (the "Company"), on Form 10-K for the year ended December 31, 1996, as amended. In the opinion of management, all adjustments (consisting of normal recurring adjustments only) have been made which are necessary for a fair statement of the results for the interim periods presented herein.

NOTE B - NET INCOME PER SHARE

Net income per share is based upon the average weighted number of shares outstanding during the periods. In February 1997, the Financial Accounting Standards Board issued Statement No.128, "Earnings per share," which is required to be adopted on December 31, 1997. The impact of the adoption of Statement No. 128 is not expected to be material.

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

NOTE E - ISSUANCE OF ADDITIONAL COMMON SHARES

In May, 1997, the Company issued 3,950,000 shares of common stock to the public at $24.50 per share (the "Equity Offering"). Net proceeds to the Company after underwriting discounts and other expenses were approximately $91 million.

NOTE F - ISSUANCE OF UNSECURED NOTES

In June, 1997 the Company issued $50,000,000 in unsecured notes due June 2007 at a coupon rate of 7.20%. Net proceeds to the Company after underwriting discounts and other expenses were approximately $49,443,000.

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

NOTE G - SUBSEQUENT EVENTS

On July 2, 1997, the Company sold the Coast Auto property for $1,375,000.

On July 8, 1997 the Company renewed and extended its $120,000,000 line of credit. The amount available was reduced to $115,000,000, the interest rate was decreased from LIBOR plus 1.125% to LIBOR plus .80% and the unuse fee was eliminated. Additionally, the term was extended to July 2000.

On July 17, 1997, the Company renewed and extended its $30,000,000 line of credit. The amount available was increased to $35,000,000, and the interest rate was reduced from LIBOR plus 1.0% to LIBOR plus .80%. The term was extended to April 2000. Additionally, an annual unuse fee of .125% on balances not drawn was added.

On August 1, 1997 the Company purchased the Park at Dashpoint, a 280 unit apartment community in Federal Way, Washington. The purchase price was $15,300,000 and the seller was not related to the Company. The Company used its cash and cash equivalent balance to fund this acquisition.

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

ITEM 2 - Management's Discussion and Analysis of Financial
        Condition and Results of OperationsJune 30, 1997
--------------------------------------------------------------------------------
June 30, 1997

Overview

BRE Properties, Inc. (the "Company") is a regionally focused, self-administered equity real estate investment trust ("REIT") which primarily owns and manages a portfolio of apartment communities in nine major markets of the Western United States. The Company also owns 12 commercial and retail properties, including three partnership interests. The Company's revenues consist primarily of rental income (93% of total revenues in the quarter ended June 30, 1997 and 91% in the quarter ended June 30, 1996) derived from its portfolio of income-producing properties. Other income includes interest from notes receivable and, to a lesser extent, income from partnership investments. The policy of the Company is to emphasize cash flows from operations rather than the realization of capital gains through property dispositions. As dispositions of real estate assets are made, the Company typically seeks to reinvest net proceeds from sales in income-producing real estate.

Although the Company has embarked upon a strategic initiative to redeploy its real estate investments into multifamily assets, no time frame has been established for completion of this activity and ultimate dispositions of commercial and retail assets are dependent upon offers with acceptable prices and terms including satisfactory completion of potential buyer due diligence procedures. For example, it is reasonably possible that the holding period for remaining commercial and retail assets could extend well beyond one year. Furthermore, changes to the plan are not unlikely (which would result in extended holding periods for the existing properties) as market conditions could result in a lack of acceptable offers and it is possible some properties could be held indefinitely. Real estate is not classified as "held for sale" until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are currently under way; no properties were considered "held for sale" for this purpose as of June 30, 1997 or December 31, 1996 and therefore depreciation continues to be provided on these assets.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this form 10-Q. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," including statements regarding the Company's beliefs, expectations or strategies regarding the future, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, including those discussed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended (the "1996 Form 10-K"), that could cause actual results to differ materially from those projected.

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Comparison of the quarters ended June 30, 1997 and 1996

Revenues

Total revenues were $32,206,000 for the three months ended June 30, 1997 compared to $26,849,000 for the same period in 1996. This increase was primarily due to an increase in multifamily rental revenues resulting from property acquisitions, including ten direct apartment investments, which contributed approximately $10,301,000 and $1,390,000 to rental revenue for the three months ended June 30, 1997 and 1996, respectively. Multifamily rental revenue for this period also benefited from an increase in average physical occupancy (calculated as shown below), and an average increase in rental rates of approximately 5%, when compared to the earlier quarter for properties held during both periods.

Rental revenues from commercial and retail properties decreased 77% in the quarter ended June 30, 1997 when compared to the same period in 1996 due largely to the sale of 21 properties in these categories (which properties contributed approximately $122,000 and $4,050,000 in revenues during the quarters ended June 30, 1997 and 1996, respectively).


                         THREE MONTHS ENDED      THREE MONTHS ENDED
(Dollars in 000s)          JUNE 30, 1997          JUNE 30, 1996
                        ---------------------   --------------------
                                                                     % CHANGE
                                  % OF TOTAL             % OF TOTAL  FROM 1996
                        REVENUES   REVENUES     REVENUES   REVENUES   TO 1997
                        --------  ----------    --------   --------  ---------

REVENUES:
Multifamily             $28,797        89%       $19,277        72%       49%
Commercial and retail     1,194         4%         5,136        19%      (77%)
Other income              2,215         7%         2,436         9%       (9%)
                        --------  ----------     --------  --------  ---------
Total revenue           $32,206       100%       $26,849       100%        20%
                        --------  ----------     --------  --------  ---------
                        --------  ----------     --------  --------  ---------

Portfolio physical occupancy rates as of June 30, 1997 and 1996 were as follows:

                                                               1997     1996
    -------------------------------------------------------------------------
    Multifamily                                                  97%      94%
    -------------------------------------------------------------------------
    Commercial and retail                                        93%      96%
    -------------------------------------------------------------------------

For multifamily properties, portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. For commercial and retail properties, portfolio occupancy is calculated by dividing the total occupied square footage by the total square footage in the portfolio.

Expenses

REAL ESTATE EXPENSES

Real estate expenses for multifamily properties (which include maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) for the quarter ended June 30, 1997 increased 45% to $10,340,000 from the comparable period in 1996 primarily due to expenses of ten new multifamily property acquisitions. Real estate expenses

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

for commercial and retail properties decreased from $757,000 in the quarter ended June 30, 1996 to $84,000 in the same period in 1997 due primarily to the sale of 21 such properties during 1996 and 1997. Real estate expenses for multifamily properties as a percentage of multifamily rental revenues decreased from 37.1% for the second quarter in 1996 to 35.9% for the second quarter ended 1997. Although not measurable with precision, management believes that this decrease resulted in part from the full internalization of property management during 1997 and economies of scale derived from increased concentration of assets in the Company's markets during 1997.

PROVISION FOR DEPRECIATION AND AMORTIZATION

The provision for depreciation and amortization increased by $592,000 to $4,128,000 for the quarter ended June 30, 1997 from the comparable period of 1996. The increase in 1997 resulted primarily from multifamily property acquisitions and was offset in part by dispositions of commercial and retail properties.

INTEREST EXPENSE

Interest expense was $4,850,000 for the quarter ended June 30, 1997, up from $4,460,000 for the same period in 1996. This increase was due largely to interest on higher average borrowing levels on the Company's lines of credit in the quarter ended June 30, 1997

GENERAL AND ADMINISTRATIVE

General and administrative costs were $1,128,000 or 3.5% of total revenues for the second quarter in 1997 and $1,092,000 or 4.1% of total revenues for the second quarter in 1996. The decrease in these costs as a percent of total revenue is primarily from economies of scale in administering a much larger portfolio in the quarter ended June 30, 1997, with total revenues approximately 20% greater than in the quarter ended June 30, 1996.

NET GAINS ON SALES OF REAL ESTATE INVESTMENTS

The net gains on sales of real estate investments for 1997 were primarily due to the sale of three shopping center properties for $69,600,000 and the Villa Serra land lease for $10,900,000.

IMPACT OF INFLATION

Nearly 90% of the Company's total revenues for the quarter ended June 30, 1997 were derived from apartment properties. Due to the short-term nature of most apartment leases (typically one year or less), the Company may seek to adjust rents to help counter the impact of inflation upon renewal of existing leases or commencement of new leases, although there can be no assurance that the Company will be able to adjust rents in response to inflation. In addition, occupancy rates may fluctuate due to short-term leases, which permit apartment residents to leave at the end of each lease term at minimal cost to the resident.

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

Comparison of the six months ended June 30, 1997 and 1996

Revenues

Total revenues were $63,933,000 for the six months ended June 30, 1997 compared to $45,674,000 for the same period in 1996. This increase was primarily due to an increase in multifamily rental revenues resulting from property acquisitions, including the 22 apartment communities acquired in the merger with Real Estate Investment Trust of California (the "Merger") on March 15, 1996 and ten other direct apartment investments, which contributed approximately $33,373,000 and $10,312,000, respectively, to rental revenue for the six months ended June 30, 1997 and 1996. Multifamily rental revenue for this period also benefited from an increase in average occupancy, and an average increase in rental rates of approximately 5%, when compared to the earlier period for properties held during both periods.


Rental revenues from commercial and retail properties decreased in the six months ended June 30, 1997 when compared to the same period in 1996 due to the sale of 21 properties in these categories (which properties contributed approximately $1,996,000 and $7,068,000 in revenues during the six months ended June 30, 1997 and 1996, respectively) offset in part by the commercial and retail properties acquired in the Merger which were held for the entire six months during 1997.


                           SIX MONTHS ENDED       SIX MONTHS ENDED
(Dollars in 000s)             JUNE 30, 1997         JUNE 30, 1996
                        ----------------------   ------------------
                                                                      % CHANGE
                                    % OF TOTAL             % OF TOTAL FROM 1996
                          REVENUES   REVENUES     REVENUES  REVENUES   TO 1997
                        ----------- ----------   ---------- --------  ---------

REVENUES:
Multifamily                $55,597       87%      $31,939       70%       74%
Commercial and retail        4,255        7%        8,821       19%     (52%)
Other income                 4,081        6%        4,914       11%     (17%)
                         ----------- ----------   ---------- -------- ---------
Total revenue              $63,933      100%      $45,674      100%       40%
                         ----------- ----------   ---------- -------- ---------
                         ----------- ----------   ---------- -------- ---------

Expenses

REAL ESTATE EXPENSES

Real estate expenses for multifamily properties (which include maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) for the six months ended June 30, 1997 increased 66% to $19,707,000 from the comparable period in 1996 primarily due to expenses of the 22 properties acquired in the Merger and ten new multifamily property acquisitions. Real estate expenses for commercial and retail properties decreased from $1,801,000 in the six months ended June 30, 1996 to $332,000 in the same period in 1997 due to the sale of 21 such properties during 1996 and 1997. Real estate expenses for multifamily properties as a percentage of multifamily rental revenues decreased from 37.2% for the six months ended June 30,1996 to 35.4% for the same period in 1997. Although not measurable with precision, management believes that this

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

decrease resulted in part from the internalization of property management and economies of scale derived from increased concentration of assets in the Company's markets.

PROVISION FOR DEPRECIATION AND AMORTIZATION

The provision for depreciation and amortization increased by $2,571,000 to $8,296,000 for the six months ended June 30, 1997 from the comparable period of 1996. The increase in 1997 resulted from properties acquired in the Merger and additional multifamily property acquisitions, offset in part by dispositions of commercial and retail properties.

INTEREST EXPENSE

Interest expense was $10,739,000 for the six months ended June 30, 1997, up from $6,913,000 in the comparable period in 1996. This increase was due primarily to interest on indebtedness assumed in the Merger totaling $95,400,000 and interest on subsequent borrowings on the Company's lines of credit to fund multifamily property acquisitions.

GENERAL AND ADMINISTRATIVE

General and administrative costs were $2,242,000 or 3.5% of total revenues for the six months ended June 30, 1997 and $2,126,000 or 4.7% of total revenues for the same period in 1996. The decrease in these costs as a percent of total revenue is primarily from economies of scale in administering a much larger portfolio in the six months ended June 30, 1997, with total revenues approximately 40% greater than in the six months ended June 30, 1996.

NET GAINS ON SALES OF REAL ESTATE INVESTMENTS

The net gains on sales of real estate investments for 1997 were primarily due to the sale of three shopping center properties for $69,600,000 and the Villa Serra land lease for $10,900,000.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company's cash and cash equivalents totaled $17,621,000, up from $184,000 at December 31, 1996. There were no borrowings under the Company's lines of credit at June 30, 1997, compared to $124,000,000 at December 31, 1996. Lines of credit are available to pay dividends to shareholders, fund capital improvements and operating expenses and fund new acquisitions. The Company typically reduces lines of credit with cash balances as available.

Borrowings of up to $150,000,000 are available under the Company's lines of credit, with $150,000,000 available at June 30, 1997. Subsequent to June 30, 1997, the lines of credit were amended and restated and bear interest at LIBOR plus .80%. Costs of the lines of credit are 0.125% per annum on the total commitment amount and an unuse fee of 0.125% per annum as to amounts not outstanding on the $35,000,000 line. (See Note G to the financial statements contained herein.)

Additionally, the Company had $73,000,000 of unsecured indebtedness at June 30, 1997, which bears interest at 7.44% per annum as to $55,000,000 and 7.88% per annum as to $18,000,000. This indebtedness is to be repaid through scheduled principal payments in the years from 2000 to 2005. During the quarter, the Company also completed a $50,000,000 issue of ten year unsecured notes priced at 99.786% of par with a coupon rate of 7.20% and an effective rate, reflecting the

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

settlement of a Treasury Lock Swap Agreement, underwriting fees and other costs, of approximately 7.8%. Net proceeds from this offering were used to pay down line of credit balances and to maintain cash balances. At June 30, 1997, the Company also had outstanding mortgage indebtedness of $114,125,000 at interest rates ranging from 6.5% to 8.4%, with remaining terms of from less than one to 31 years.

For additional information regarding the Company's lines of credit, unsecured notes payable and mortgage loans payable, including scheduled principal payments over the next five years, see Notes 5 and 6 to Notes to Financial Statements contained in the Company's 1996 Form 10-K. Certain of the Company's indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. The Company was in compliance with all such covenants during the quarter ended June 30, 1997.

During the quarter ended June 30, 1997, the Company completed a public offering of 4,600,000 shares of its common stock, 650,000 of which were sold by a non-management shareholder and the remainder of which were sold by the Company. Net proceeds to the Company from this offering totaled approximately $91,000,000 and were used to repay then-outstanding balances under the Company's lines of credit.

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

DIVIDENDS

A cash dividend has been paid to shareholders each quarter since the Company's inception in 1970. On February 24, 1997, the Company increased its dividend from $1.32 per year to $1.38 per year. Total dividends paid to shareholders for the six months ended June 30, 1997 and 1996 were $24,150,000 and $18,121,000, respectively.

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       At the Annual Meeting of shareholders held on April 10, 1997, the shareholders elected three Directors for the three-year terms, and approved three other corporate actions by the following votes:



                                                                                     BROKER
                                                                              WITH-   NON-
                                            FOR                  AGAINST      HELD    VOTE
                             --------------------------------    -------     ------- ------
                                             % of
                                             Shares
                                             Voted      % of
                                            on this     Out-     No. of      No. of     No. of
                             No. of shares   Item     standing   Shares      Shares     Shares
                             -------------  -------   --------   ------      ------     ------
ITEM NO. 1
(Election of
Directors)

Class III

Frank C. McDowell            29,746,055     99%       90%                    296,640

C. Preston Butcher           29,750,619     99%       90%                    292,076

William E. Borsari           29,730,780     99%       90%                    311,915

ITEM NO. 2
Approval of
increasing the
authorized
common stock                 26,972,000     95%       82%        1,730,914   343,025    996,756

ITEM NO. 3
Approval of
increasing the 1992
amended and
restated employee
stock plan                   26,885,587     98%       81%        2,586,448   570,659



BRE PROPERTIES, INC.
--------------------------------------------------------------------------------


                                                                     BROKER
                                                            WITH-     NON-
                               FOR               AGAINST    HELD      VOTE
              --------------------------------- --------   ------    ------
                               % of
                              Shares
                              Voted      % of
                             on this     Out-    No. of    No. of    No. of
              No. of shares    Item    standing  Shares    Shares    Shares
              -------------  -------   --------  ------    ------    ------


ITEM NO. 4
(Approval of
 Auditors)    29,774,927          99%       90%  92,646    175,122

   The terms of office of the Company's six other directors continued after the Annual meeting, as follows:

                                            Term Expires        Class
                                           -------------       ------
              Arthur G. von Thaden          1998                I

              Malcolm R. Riley              1998                I

              Roger P. Kuppinger            1998                I

              L. Michael Foley              1999                II

              John McMahan                  1999                II

              Gregory M. Simon              1999                II

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
      (a)     Exhibits:

      10.37 Fourth Amendment to Loan Agreement by and between The Prudential Insurance Company of America and BRE Properties, Inc., dated February 25, 1997
      10.38 Third Amendment to Loan Agreement by and between The Prudential Insurance Company of America and BRE Properties, Inc., dated February 25, 1997
      10.39 Fifth Amendment to Loan Agreement by and between The Prudential Insurance Company of America and BRE Properties, Inc., dated June 30, 1997
      10.40 Fourth Amendment to Loan Agreement by and between The Prudential Insurance Company of America and BRE Properties, Inc., dated June 30, 1997
      10.41 Second Amendment to Sanwa Bank California Credit Agreement, dated July 17, 1997
      10.42 Amended and Restated Unsecured Line of Credit Loan Agreement by and between BRE Properties, Inc., as Borrower and Bank of America National Trust and Savings Association, as Lender, dated July 8, 1997

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------


      10.43   Amended and Restated Modification Agreement to Syndicate Loan to
              BRE Properties, Inc. made by various financial institutions with
              Bank of America NT & SA as Agent
      11      Primary and Fully Diluted Earnings per Share
      27      Financial Data Schedule

      (b)     Reports on Form 8-K:

              The Company filed a current report on Form 8-K/A on April 23, 1997, which amended the Report on Form 8-K filed March 15, 1996. Included in the amendment was certain additional proforma information.

              The Company filed a current report on Form 8-K/A on April 23, 1997, which amended the Report on Form 8-K filed October 15, 1996. Included in the amendment was certain additional proforma information.

              The Company filed a current report on Form 8-K/A on April 23, 1997, which amended the Report on Form 8-K filed January 14, 1997. Included in the amendment was certain additional proforma information.

              The Company filed a current report under Item 2 with financial statements on Form 8-K on April 25, 1997 concerning the purchase of Red Hawk Ranch Apartments.

              The Company filed a current report under Item 5 on Form 8-K on June 19, 1997 concerning the public offering of 4,600,000 shares of its common stock.

              The Company filed a current report under item 5 on Form 8-K on June 20, 1997 concerning its public offering of $50,000,000 aggregate principal amount of it 7.20% notes due 2007.

BRE PROPERTIES, INC.
--------------------------------------------------------------------------------


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          BRE PROPERTIES, INC.
                                                                  (Registrant)




Date    August 12, 1997           /s/LeRoy E. Carlson
-----------------------           -------------------
                                  LeRoy E. Carlson
                                  Executive Vice President,
                                  Chief Financial Officer and Secretary