Form 10-Q
period 1997-09-30
BRE PROPERTIES INC /MD/
filed 1997-11-14
CIK 1011174

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1997
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-5305

                             BRE PROPERTIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Maryland                                             94-1722214
-------------------------------                       --------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

    One Montgomery Street
    Telesis Tower, Suite 2500
    San Francisco, CA                                         94104-5525
-------------------------------                      ---------------------------
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

                Yes   X .                           No    .
                --------                            -------
Number of shares of common stock
outstanding as of November 12, 1997                     37,044,837
                                                 -----------------------

BRE Properties, Inc.
-------------------------------------------------------------------------------
PART I   FINANCIAL INFORMATION
ITEM 1 - Financial Statements
         --------------------

BALANCE SHEETS (unaudited)
--------------------------------------------------------------------------------

(Dollar amounts in thousands)                                            September 30,    December 31,
                                                                             1997           1996
                                                                        ------------    -------------
ASSETS
Investments in rental properties
     Multifamily                                                           $ 853,762      $ 710,240
     Commercial and retail                                                    12,169        103,528
     Less: Accumulated depreciation and amortization                         (44,627)       (49,690)
                                                                           ---------      ---------
                                                                             821,304        764,078
Investments in limited partnerships                                            2,687          2,621
                                                                           ---------      ---------

Real estate portfolio                                                        823,991        766,699

Mortgage loans, net                                                           14,294          9,716
Cash and short-term investments                                                  875            184
Other                                                                         26,923          7,115
                                                                           =========      =========
TOTAL ASSETS                                                               $ 866,083      $ 783,714
                                                                           =========      =========

LIABILITIES AND
SHAREHOLDERS' EQUITY

LIABILITIES
Mortgage loans                                                             $ 112,710      $ 114,985
Unsecured notes                                                              123,000         73,000
Unsecured lines of credit                                                     34,000        124,000
Accounts payable and accrued expenses                                         10,671          7,615
                                                                           ---------      ---------
Total liabilities                                                            280,381        319,600
                                                                           ---------      ---------

Commitments and contingencies (Notes C and E)

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized.  No              --             --
     shares outstanding at September 30, 1997 or December 31, 1996
Common stock, $.01 par value, 100,000,000 shares authorized at                   370            329
     September 30, 1997; 50,000,000 shares authorized at December 31,
     1996.  Shares issued and outstanding: 37,035,680 at September 30,
     1997; 32,879,741 at December 31, 1996. (Note D)
Additional paid-in capital                                                   585,332        463,785
                                                                           ---------      ---------
Total shareholders' equity                                                   585,702        464,114
                                                                           ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 866,083      $ 783,714
                                                                           =========      =========

See notes to financial statements.

STATEMENTS OF INCOME (unaudited)
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                          For the Quarter Ended     For the Nine Months Ended
                                              September 30,               September 30,
                                          ---------------------     ------------------------
                                            1997         1996          1997         1996
                                          ---------   ---------     ----------   -----------
REVENUE
Rental income:
     Multifamily                          $ 30,577     $ 21,308      $ 86,174     $ 53,240
     Commercial and retail                   1,115        2,969         5,370       11,796
Other income                                 2,186        1,992         6,267        6,907
                                          --------     --------      --------     --------
Total revenue                               33,878       26,269        97,811       71,943
                                          --------     --------      --------     --------
EXPENSES
Real estate expenses:
     Multifamily                            11,016        8,316        30,723       20,202
     Commercial and retail                      60         (815)          392          973
Depreciation and amortization                4,339        3,654        12,635        9,379
Interest expense                             4,605        4,307        15,344       11,219
General and administrative                     872        1,040         3,114        3,167
                                          --------     --------      --------     --------
Total expenses                              20,892       16,502        62,208       44,940
                                          --------     --------      --------     --------
Net income before gain on sales of          12,986        9,767        35,603       27,003
     real estate investments
Net gain on sales of real estate             2,557       49,352        28,160       49,578
     investments
                                          --------     --------      --------     --------
Net income                                $ 15,543     $ 59,119      $ 63,763     $ 76,581
                                          ========     ========      ========     ========

Income per share:
Before gains on sales of real estate      $   0.35     $   0.30      $   1.02     $   0.91
     investments
Gains on sales of real estate             $   0.07     $   1.50      $   0.81     $   1.67
     investments
                                          --------     --------      --------     --------
Net income per share                      $   0.42     $   1.80      $   1.83     $   2.58
                                          ========     ========      ========     ========

Dividends declared and paid per share     $  0.345     $  0.330      $  1.035     $  0.995
                                          ========     ========      ========     ========

Weighted average shares outstanding         37,020       32,810        34,790       29,740
                                          ========     ========      ========     ========

See notes to financial statements

STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(Dollar amounts in thousands)

                                                                       For the Nine Months Ended
                                                                             September 30,
                                                                     ------------------------------
                                                                          1997           1996
                                                                     ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  63,763      $  76,581
Non-cash revenues and expenses included in income:
     Provision for depreciation and amortization                           12,635          9,379
     (Gain) on sales of investments                                       (28,160)       (49,578)
     Increase (decrease)  in accounts payable and other liabilities         3,056         (4,094)
     (Increase) decrease in other assets and investments in limited       (19,874)         4,244
        partnerships
                                                                        ---------      ---------
Net cash flows generated by operating activities                           31,420         36,532
                                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Multifamily properties purchased                                         (143,002)      (173,200)
Capital expenditures-multifamily                                           (1,092)          (414)
Capital expenditures-commercial and retail                                   (446)          (441)
Capital expenditures-rehabilitation and other                              (2,229)        (1,451)
Advances on mortgage loans receivable                                      (6,000)        (3,214)
Payments on mortgage loans receivable                                       1,422            936
Proceeds from sales of property, net                                      105,068         87,973
                                                                        ---------      ---------
Net cash flows used in investing activities                               (46,279)       (89,811)
                                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage loans                                       (2,275)        (1,107)
Issuance of unsecured notes                                                50,000           --
Lines of credit:
     Advances                                                              74,500         86,000
     Principal repayments                                                (164,500)       (20,200)
Proceeds from equity offering, net                                         90,999           --
Proceeds from exercises of stock options                                    3,746          2,715
Dividends paid                                                            (36,920)       (28,956)
                                                                        ---------      ---------
Net cash flows generated by financing activities                           15,550         38,452
                                                                        ---------      ---------

Increase (decrease) in cash and short-term investments                        691        (14,827)
Balance at beginning of period                                                184         16,057
                                                                        =========      =========
BALANCE AT END OF PERIOD                                                $     875      $   1,230
                                                                        =========      =========

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------
September 30, 1997

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Annual Report of BRE Properties, Inc., (the "Company" or "BRE"), on Form 10-K for the year ended December 31, 1996, as amended. In the opinion of management, all adjustments (consisting of normal recurring adjustments only) have been made which are necessary for a fair statement of the results for the interim periods presented herein.

Certain reclassifications have been made to the 1996 financial statements to conform to the presentation of the 1997 financial statements.

NOTE B - NET INCOME PER SHARE
-----------------------------

Net income per share is based upon the average weighted number of shares outstanding during the periods. In February 1997, the Financial Accounting Standards Board issued Statement No.128, "Earnings per share," which is required to be adopted on December 31, 1997. The impact of the adoption of Statement No. 128 is not expected to be material.

NOTE C - LITIGATION
-------------------

BRE is defending various claims and legal actions that arise from its normal course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions will have a material adverse effect on BRE's results of operations or financial position.

NOTE D - INCREASE IN AUTHORIZED SHARES
--------------------------------------

On April 21, 1997, the number of authorized shares of the Company's common stock was increased from 50,000,000 to 100,000,000.

NOTE E - TRANSACTION WITH TRAMMELL CROW RESIDENTIAL
---------------------------------------------------

On September 29, 1997, the Company signed a definitive agreement pursuant to which BRE will acquire the assets and certain operations of Trammell Crow Residential located in the Western U.S. ("TCR-West") for a total purchase price of approximately $600 million. The purchase price is based on a BRE share price of $26.93 (subject to certain adjustments) and includes payment in common stock, operating company units ("OC Units"), cash and the assumption of debt and other liabilities.

The OC Units will be convertible into shares of BRE common stock on a 1:1 basis, or into an equivalent amount of cash at BRE's election, beginning one year after the closing. Certain adjustments will be made to the number of shares of common stock and OC Units to be issued at closing should BRE's average stock price fall below $26.93. The parties also have certain rights to terminate or to elect to proceed with the transaction under certain circumstances should BRE's average price fall below $25.00 per share.

Subject to certain adjustments, the value of the shares of common stock and OC Units to be issued at closing is expected to be approximately $188 million and the cash portion of the purchase price would be $166 million. The debt portion of the purchase price is approximately $120 million. Over the next two years, BRE expects to provide funding for development properties with costs to complete of approximately $110 million.

The transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 1997. The acquisition will be structured using a newly organized operating company and will be treated as a purchase for accounting purposes.

ITEM 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations
--------------------------------------------------------------------------------
September 30, 1997

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

Overview

BRE Properties, Inc. (the "Company" or "BRE") is a regionally focused, self-administered equity real estate investment trust ("REIT") which primarily owns and manages a portfolio of apartment communities in nine major markets of the Western United States. The Company also owns nine commercial and retail properties, including three partnership interests. The Company's revenues consist primarily of rental income (93% of total revenues in the quarter ended September 30, 1997 and 92% in the quarter ended September 30, 1996) derived from its portfolio of income-producing properties. Other income includes interest from notes receivable and, to a lesser extent, income from partnership investments. The policy of the Company is to emphasize cash flows from operations rather than the realization of capital gains through property dispositions. As dispositions of real estate assets are made, the Company typically seeks to reinvest net proceeds from sales in income-producing real estate.

Although the Company has embarked upon a strategic initiative to redeploy its real estate investments into multifamily assets, no time frame has been established for completion of this activity and ultimate dispositions of commercial and retail assets are dependent upon offers with acceptable prices and terms including satisfactory completion of potential buyer due diligence procedures. For example, it is reasonably possible that the holding period for remaining commercial and retail assets could extend well beyond one year. Furthermore, changes to the plan are not unlikely (which would result in extended holding periods for the existing properties) as market conditions could result in a lack of acceptable offers and it is possible some properties could be held indefinitely. Real estate is not classified as "held for sale" until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are currently under way; no properties were considered "held for sale" for this purpose as of September 30, 1997 or December 31, 1996 and therefore depreciation continues to be provided on these assets.

As more fully described in Note E to the accompanying unaudited financial statements, on September 29, 1997, the Company entered into an agreement (the "Agreement") to acquire the assets and certain operations of Trammell Crow Residential located in the Western U.S. ("TCR-West"). Among the assets expected to be acquired pursuant to the transaction (the "Transaction") are 17 apartment properties comprising approximately 4,786 units and eight apartment properties comprising approximately 2,445 units currently under development and construction. The acquisition is being structured using a newly organized operating company (the "LLC") and will be treated as a purchase for accounting purposes. As of the date of this filing, pursuant to the terms of the Agreement, BRE expects it will issue shares of its common stock ("Common Stock") and units of interest in the LLC ("OC Units") valued at approximately $188 million (based on a price per share of Common Stock of $26.93) upon the closing of the Transaction. The OC Units will be convertible into shares of Common Stock on a 1:1 basis, or into an equivalent amount of cash at BRE's election, beginning one year after the closing. BRE also expects to pay approximately $166 million in cash and to cause the LLC to assume approximately $120 million in mortgage debt on certain of the properties to be acquired. An additional $110 million is expected to be funded over two years following the closing in connection with the properties under development and construction. The Company expects that if the Transaction is completed in the fourth quarter of 1997, the 1998 results will be materially different than those if the Transaction were not completed. The preceding represents forward looking information; no assurance can be given that the Agreement with TCR-West will be consummated or that the actual terms of the Transaction will be as the Company expects, including but not limited to, the actual properties to be contributed by TCR-West, the stock price of BRE, the performance of the properties contributed by TCR-West, or the timing of the close of the Transaction.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

REVENUES

Total revenues were $33,878,000 for the three months ended September 30, 1997 compared to $26,269,000 for the same period in 1996. This increase was primarily due to an increase in multifamily rental revenues resulting from property acquisitions, including ten direct apartment investments, which contributed approximately $10,237,000 and $1,536,000 to revenue for the three months ended September 30, 1997 and 1996, respectively. Multifamily rental revenue for this period also benefited from an increase in average physical occupancy (calculated as shown below), and an average increase in rental rates of approximately 6%, when compared to the earlier quarter for properties held during both periods.

Rental revenues from commercial and retail properties decreased 62% in the quarter ended September 30, 1997 when compared to the same period in 1996 due largely to the sale of 24 properties in these categories (which properties contributed approximately $1,062,000 and $3,283,000 in revenues during the quarters ended September 30, 1997 and 1996, respectively).

                                  THREE MONTHS ENDED                THREE MONTHS ENDED
  (Dollars in 000s)               SEPTEMBER 30, 1997                SEPTEMBER 30, 1996
                            --------------------------------  -------------------------------
                                                                                                  % CHANGE
                                               % OF TOTAL                      % OF TOTAL       FROM 1996 TO
                               REVENUES         REVENUES        REVENUES        REVENUES            1997
                            ---------------  ---------------  -------------  ----------------  ---------------

REVENUES:
Multifamily                      $30,577          90%            $21,308           81%             44%
Commercial and retail              1,115           3%              2,969           11%            (62%)
Other income                       2,186           7%              1,992            8%             10%
                                 -------        -------           -------        -------          -------
Total revenue                    $33,878         100%            $26,269          100%             29%
                                 =======        =======           =======        =======          =======

Portfolio physical occupancy rates as of September 30, 1997 and 1996 were as follows:

                                                                                   1997      1996
----------------------------------------------------------------------------------------------------
Multifamily                                                                         97%      96%
----------------------------------------------------------------------------------------------------
Commercial and retail      *                                                        96%      94%
----------------------------------------------------------------------------------------------------

       *Note - For 1997 represents six properties with a gross book value of approximately $12 million; in 1996, there were 21 properties with a gross book value of approximately $123 million

For multifamily properties, portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. For commercial and retail properties, portfolio occupancy is calculated by dividing the total occupied square footage by the total square footage in the portfolio.

EXPENSES

Real Estate Expenses

Real estate expenses for multifamily properties (which include maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) for the quarter ended September 30, 1997 increased 32% to $11,016,000 from the comparable period in 1996 primarily due to expenses of ten new multifamily property acquisitions. Real estate expenses for commercial and retail properties changed from ($815,000) in the quarter ended September 30, 1996 to $60,000 in the same period in 1997 due primarily to the sale of 24 such properties during 1996 and 1997. The 1996 amount is net of a reclassification from reimbursed common area expenses in retail assets, which are now included as an offset to revenues received. Real estate expenses for multifamily properties as a percentage of multifamily rental revenues decreased from 39% for the third quarter in 1996 to 36% for the third quarter 1997. Although not measurable with precision, management believes that this decrease resulted in part from the full internalization of property management during 1997 and economies of scale derived from increased concentration of assets in the Company's markets during 1997.

Provision for Depreciation and Amortization

The provision for depreciation and amortization increased by $685,000 to $4,339,000 for the quarter ended September 30, 1997 from the comparable period of 1996. The increase in 1997 resulted primarily from multifamily property acquisitions and was offset in part by dispositions of commercial and retail properties.

Interest Expense

Interest expense was $4,605,000 for the quarter ended September 30, 1997, up from $4,307,000 for the same period in 1996. This increase was due largely to interest on the Company's $50 million in unsecured notes due 2007 and offset in part by interest on lower average borrowing levels on the Company's lines of credit in the quarter ended September 30, 1997.

General and Administrative

General and administrative costs were $872,000 or 2.6% of total revenues for the second quarter in 1997 and $1,040,000 or 4.0% of total revenues for the second quarter in 1996. The decrease in these costs as a percent of total revenue is primarily from economies of scale in administering a much larger portfolio in the quarter ended September 30, 1997, with total revenues approximately 29% greater than in the quarter ended September 30, 1996.

Net Gains on Sales of Real Estate Investments

The net gains on sales of real estate investments for the quarter ended September 30, 1997 were primarily due to the sale of a shopping center and a medical office building. Net gains on sales of real estate investments for the comparable period in 1996 were primarily due to the sale of land underlying apartments owned by others.

Impact Of Inflation

For the quarter ended September 30, 1997, nearly 90% of the Company's total revenues were derived from apartment properties. Due to the short-term nature of most apartment leases (typically one year or less), the Company may seek to adjust rents to help counter the impact of inflation upon renewal of existing leases or commencement of new leases, although there can be no assurance that the Company will be able to adjust rents in response to inflation. In addition, occupancy rates may fluctuate due to short-term leases, which permit apartment residents to leave at the end of each lease term at minimal cost to the resident.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

REVENUES

Total revenues were $97,811,000 for the nine months ended September 30, 1997 compared to $71,943,000 for the same period in 1996. This increase was primarily due to an increase in multifamily rental revenues resulting from property acquisitions, including the 22 apartment communities acquired in the merger with Real Estate Investment Trust of California (the "Merger") on March 15, 1996 and thirteen other direct apartment investments, which contributed approximately $52,685,000 and $20,599,000, respectively, to revenue for the nine months ended September 30, 1997 and 1996. Multifamily rental revenue for this period also benefited from an increase in average occupancy, and an average increase in revenues of approximately 9%, when compared to the earlier period for properties held during both periods.

Rental revenues from commercial and retail properties decreased $6,426,000 in the nine months ended September 30, 1997 when compared to the same period in 1996 due to the sale of 24 properties in these categories (which properties contributed approximately $4,965,000 and $14,074,000 in revenues during the nine months ended September 30, 1997 and 1996, respectively) offset in part by the commercial and retail properties acquired in the Merger which were held for the entire nine months during 1997.

                                   NINE MONTHS ENDED                NINE MONTHS ENDED
  (Dollars in 000s)               SEPTEMBER 30, 1997                SEPTEMBER 30, 1996
                            --------------------------------  -------------------------------
                                                                                                  % CHANGE
                                               % OF TOTAL                      % OF TOTAL       FROM 1996 TO
                               REVENUES         REVENUES        REVENUES        REVENUES            1997
                            ---------------  ---------------  -------------  ----------------  ---------------
REVENUES:
Multifamily                     $86,174           88%             $53,240          74%               62%
Commercial and retail             5,370            6%              11,796          16%              (54%)
Other income                      6,267            6%               6,907          10%               (9%)
                                -------        -------            --------      -------            -------
Total revenue                   $97,811          100%             $71,943         100%               36%
                                =======        =======            ========      =======            =======

EXPENSES

Real Estate Expenses

Real estate expenses for multifamily properties (which include maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) for the nine months ended September 30, 1997 increased 52% to $30,723,000 from the comparable period in 1996 primarily due to expenses of the 22 properties acquired in the Merger and thirteen new multifamily property acquisitions. Real estate expenses for commercial and retail properties decreased from $973,000 in the nine months ended September 30, 1996 to $392,000 in the same period in 1997 due to the sale of 24 such properties during 1996 and 1997. Real estate expenses for multifamily properties as a percentage of multifamily rental revenues decreased from 37.9% for the nine months ended September 30, 1996 to 35.6% for the same period in 1997. Although not measurable with precision, management believes that this decrease resulted in part from the internalization of property management and economies of scale derived from increased concentration of assets in the Company's markets.

Provision for Depreciation and Amortization

The provision for depreciation and amortization increased by $3,256,000 to $12,635,000 for the nine months ended September 30, 1997 from the comparable period of 1996. The increase in 1997 resulted from properties acquired in the Merger held for the entire period in 1997 and additional multifamily property acquisitions, offset in part by dispositions of commercial and retail properties.

Interest Expense

Interest expense was $15,344,000 for the nine months ended September 30, 1997, up from $11,219,000 in the comparable period in 1996. This increase was due to interest on indebtedness assumed in the Merger, interest on the unsecured notes due 2007 and interest on subsequent borrowings on the Company's lines of credit to fund multifamily property acquisitions.

General and Administrative

General and administrative costs were $3,114,000 or 3.2% of total revenues for the Nine months ended September 30, 1997 and $3,167,000 or 4.4% of total revenues for the same period in 1996. The decrease in these costs as a percent of total revenue is primarily from economies of scale in administering a much larger portfolio in the nine months ended September 30, 1997, with total revenues approximately 36% greater than in the nine months ended September 30, 1996.

Net Gains on Sales of Real Estate Investments

The net gains on sales of real estate investments for the nine months ended September 30, 1997 were primarily due to the sale of three shopping center properties and the Villa Serra land lease. The net gain on sales of real estate investments in the comparable period in 1996 were due largely to the sale of land underlying apartments owned by others.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company's cash and cash equivalents totaled $875,000, up from $184,000 at December 31, 1996. Borrowings under the Company's lines of credit were $34,000,000 at September 30, 1997, compared to $124,000,000 at December 31, 1996. Lines of credit are available to fund new acquisitions, fund capital improvements and operating expenses and pay dividends to shareholders. The Company typically reduces lines of credit with cash balances as available.

Borrowings of up to $150,000,000 are available under the Company's lines of credit, with one line totaling $35,000,000 and another totaling $115,000,000. At September 30, 1997, $34,000,000 was outstanding and $116,000,000 was available for future borrowings. During the quarter ended September 30, 1997, the lines of credit were amended and restated and bear interest at LIBOR plus .80%. Costs of the lines of credit are .125% per annum on the total commitment amount and an unuse fee of .125% per annum as to amounts not outstanding on the $35,000,000 line.

Additionally, the Company had $73,000,000 of unsecured indebtedness at September 30, 1997, with an interest rate of 7.44% per annum as to $55,000,000 and 7.88% per annum as to $18,000,000. This indebtedness is to be repaid through scheduled principal payments in the years from 2000 to 2005. The Company also had $50,000,000 outstanding principal amount of unsecured notes due 2007, with an effective rate, reflecting the settlement of a Treasury Lock Swap Agreement, underwriting fees and other costs, of approximately 7.8%. At September 30, 1997, the Company also had outstanding mortgage indebtedness of $112,710,000 at interest rates ranging from 5.5% to 8.4%, with remaining terms of from three to 31 years.

For additional information regarding the Company's lines of credit, unsecured notes payable and mortgage loans payable, including scheduled principal payments over the next five years, see Notes 5 and 6 to Notes to Financial Statements contained in the Company's 1996 Form 10-K as amended. Certain of the Company's indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. The Company was in compliance with all such covenants during the quarter ended September 30, 1997.

As previously discussed, the Company expects the Transaction with TCR-West will require cash payments of approximately $166 million at closing. This amount is in excess of the available balances on the Company's lines of credit. To provide the funds required for the Transaction, the Company is in negotiations to increase its $115 million line to $265 million with terms similar to that of the existing line. While the Company believes this increase will be completed, no assurance can be given that such increase will be obtained or that the terms of such increase will be acceptable to the Company. Further, the approximately $110 million necessary to complete the properties acquired in the Transaction which are under development and construction will require financing in addition to the amounts available under the increased line of credit, if such increase is indeed obtained. Although no assurance can be given, the Company believes it will be successful in obtaining such additional financing to complete these projects within the timeframe required.

During the quarter ended June 30, 1997, the Company completed a public offering of 4,600,000 shares of its common stock, 650,000 of which were sold by a non-management shareholder and the remainder of which were sold by the Company. Net proceeds to the Company from this offering totaled approximately $91,000,000 and were used to repay then-outstanding balances under the Company's lines of credit. Additionally, the Company issued $50,000,000 of ten year unsecured notes during the second quarter of 1997, and the proceeds of approximately $49,400,000 were used to pay down line of credit balances and maintain cash balances.

The Company believes that its cash flow and cash available from lines of credit will be sufficient to meet its short-term liquidity needs during 1997, which include normal recurring expenses, debt service requirements, budgeted expenditures for improvements to certain properties and distributions required to maintain the Company's REIT qualification under the Internal Revenue Code. However, the Company anticipates that it will continue to require outside sources of financing to meet its long-term liquidity needs, such as scheduled debt repayments, property acquisitions and the development and construction activity discussed above.

DIVIDENDS

A cash dividend has been paid to shareholders each quarter since the Company's inception in 1970. On February 24, 1997, the Company increased its dividend from $1.32 per year to $1.38 per year. Total dividends paid to shareholders for the nine months ended September 30, 1997 and 1996 were $36,920,000 and $28,956,000, respectively.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           None.

ITEM 2.    CHANGES IN SECURITIES
           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None.

ITEM 5.    OTHER INFORMATION
           None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibits:
                  3.0 (i)  Amended and Restated Articles of Incorporation  (1)
                  3.1 (i)  Articles of Amendment (2)
                  4.0      Indenture dated as of June 23, 1997 between the
                           Company and Chase Trust Company of California
                           relating to the $50 million principal amount of the
                           Company's 7.2% Notes due 2007 (3)
                  10.44    Amended and Restated 1992 Employee Stock Plan
                  10.45    Contribution Agreement dated as of September 29, 1997
                           between the Company, BRE Property Investors LLC and
                           the TCR Signatories.
                  11       Primary and Fully Diluted Earnings Per Share
                  27       Financial Data Schedule

         (b)      Reports on Form 8-K:

                  The Company filed a current report under Item 2 (without financial statements) on Form 8-K on September 3, 1997 concerning the purchase of Lakeshore Landing Apartments.

-----------------------------------------

(1) Incorporated by reference to Exhibit 3.1 of the Company's Current report on Form 8-K, dated March 15, 1996.
(2) Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3 (No. 333-24915) filed with the Securities and Exchange Commission on April 28, 1997, as amended.
(3) Incorporated by reference to Exhibit 4.1 of the Company's
    Current report on Form 8-K, dated June 18, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       BRE PROPERTIES, INC.
                                                               (Registrant)




Date:  November 13, 1997                   /s/LeRoy E. Carlson
    --------------------                   -------------------
                                           LeRoy E. Carlson
                                           Executive Vice President,
                                           Chief Financial Officer and Secretary