Form 10-K
period 1997-12-31
BRE PROPERTIES INC /MD/
filed 1998-03-26
CIK 1011174

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                     FOR THE YEAR ENDED DECEMBER 31, 1997
                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-5305

                               ----------------

                             BRE PROPERTIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                              94-1722214
 -----------------------------------      -----------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification Number)
    incorporation or organization)

         44 MONTGOMERY STREET
              36TH FLOOR
       SAN FRANCISCO, CALIFORNIA                     94104-4809
 -----------------------------------      -----------------------------------
    (Address of principal executive                  (Zip Code)
               offices)

                                (415) 445-6530
                        ------------------------------
             (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
 -----------------------------------                 REGISTERED
     Common Stock, $.01 par value         -----------------------------------
     Common Stock Purchase Rights              New York Stock Exchange
                                               New York Stock Exchange

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  At March 13, 1998, the aggregate market value of the registrant's shares of Common Stock, $.01 par value, held by nonaffiliates of the registrant was approximately $1,083,000,000. At that date 41,881,084 shares were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Annual Meeting of Shareholders of BRE Properties, Inc. (the "Company") to be filed within 120 days of December 31, 1997 (the "Proxy Statement") are incorporated by reference in Part III of this report.

                          FORWARD-LOOKING STATEMENTS

  In addition to historical information, the information included and incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as those pertaining to the Company's capital resources, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to successfully integrate acquired properties and operations, risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"), environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon economic trends generally, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed in Item 1 to this Annual Report on Form 10-K under the heading "Risk Factors." Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only. The Company assumes no obligation to update forward-looking statements. See also the Company's reports filed from time to time with the Securities and Exchange Commission pursuant to the Securities Act or the Exchange Act.

                             BRE PROPERTIES, INC.
                                    PART I

ITEM 1. BUSINESS

CORPORATE PROFILE

  BRE Properties, Inc. ("BRE" or the "Company"), formerly a Delaware corporation that reincorporated in Maryland in March 1996, is a fully integrated real estate operating company which owns, acquires, develops, rehabilitates and manages apartment communities in 12 targeted metropolitan markets in the western United States. At December 31, 1997, BRE's multifamily portfolio included 74 completed communities aggregating 18,569 units in California, Nevada, Arizona, Washington, Utah, New Mexico and Oregon and eight apartment communities under development aggregating approximately 2,445 units. On that date, BRE also owned five commercial and retail properties and held limited partnership interests in two shopping centers and one apartment community. Founded in 1970, the Company has paid 109 consecutive quarterly dividends to shareholders since it commenced operations.

  The Company's business objective is to become the preeminent owner, developer and operator of apartment communities in key growth markets of the western United States. To further this objective, the Company implemented a strategic plan in 1996, many goals of which have been achieved, including the establishment of internal property management, the disposition of substantially all non-apartment assets and increased liquidity of the Company's common stock. In addition, on November 18, 1997, the Company completed the acquisition of certain assets and operations of Trammell Crow Residential located in the western United States ("TCRW") (the "Transaction"), which further advanced significant objectives of the strategic plan. As a result of the Transaction, BRE:

  . Increased the number of completed multifamily units owned on the acquisition date from 13,543 to 18,329;

  . Acquired eight apartment communities under development aggregating approximately 2,445 units;

  . Added development, construction and third party management capabilities, creating fully-integrated multifamily real estate operations;

  .  Further strengthened and deepened the senior management team; and

  . Significantly increased the geographic diversification of the portfolio by expanding from nine western markets to 12, establishing a critical mass of at least 1,000 multifamily units in seven markets, which the Company believes will enable it to achieve additional operating efficiencies.

  The Company believes that its future growth will be supported by the continued implementation of its strategic plan. Key characteristics of the plan are:

  .  A research-driven investment focus which includes:

    - The acquisition and development of apartment communities in defined western United States markets;

    - The balancing of its multifamily portfolio across western metropolitan markets with diverse economic and employment characteristics to reduce individual market risk;

    - The selective sale of properties which management believes have reached maximum cash flow potential;

  . Utilization of the Company's fully-integrated multifamily operations to continue to achieve operating efficiencies through internal property management and to target attractive opportunities-acquisition, development or rehabilitation-in each of its markets; and

  . The maintenance of a strong balance sheet to enhance financial flexibility.

EVENTS DURING 1997

 Transaction with Trammell Crow Residential-West

  On November 18, 1997, BRE acquired certain assets and operations of TCRW pursuant to a definitive agreement (the "Contribution Agreement"). The consideration included the payment to certain entities of approximately $160 million in cash and $100 million in common stock based on a stock price of $26.93 per share as provided in the Contribution Agreement. Further, certain entities received 2,824,587 Operating Company Units ("OC Units") (valued at $76 million assuming a stock price of $26.93 per share) in BRE Property Investors LLC (the "Operating Company") and Blue Ravine Investors LLC, limited liability companies and subsidiaries of BRE, exchangeable into common stock on a 1:1 basis. The Operating Company also assumed approximately $120 million in debt. The Operating Company and Blue Ravine Investors LLC are newly formed, majority-owned subsidiaries of BRE; BRE is the sole managing member of each, and owned an approximately 70% and 88% interest therein, respectively, at December 31, 1997.

  The OC Units are held by members representing the minority interest. After November 1998, the members can exchange their OC Units for common stock of BRE on a 1:1 basis. At BRE's option, these units may be converted into cash at the then-current stock price.

  The Contribution Agreement also provides for an additional issuance of between 209,198 and 627,594 in OC Units (valued at between $6 million and $17 million using the assumed value pursuant to the Contribution Agreement of $26.93 per share); the actual amount of units to be issued is dependent upon the extent to which the Development Properties (defined below) included in the Transaction attain certain completion schedules and budget objectives.

  In addition, the Company acquired eight apartment properties in various stages of development. These development properties are expected to include approximately 2,445 units and are located in Arizona, Colorado, Utah, New Mexico and Nevada (the "Development Properties"). The Company expects to incur an estimated $107 million to complete development and construction of the Development Properties over the next two years. The Company previously did not engage in significant development projects.

  The Company also acquired TCRW's development, construction and third-party management operations in the transaction, including approximately 600 new employees and three regional offices located in Arizona, California and Utah. Prior to the Transaction, the Company was not engaged in the management of properties owned by third parties.

 Other

  During 1997, excluding the TCRW Transaction, the Company (i) acquired five apartment communities comprising 1,631 units at an aggregate gross cost of approximately $152,500,000 and (ii) sold ten commercial and retail properties, one apartment community and the ground lease underlying one apartment community, at an aggregate gross sales price of approximately $110,000,000.

  In May 1997, the Company issued 3,950,000 shares of common stock, for net proceeds of approximately $90,804,000. In December 1997, the Company issued 728,929 shares of common stock for net proceeds of approximately $19,100,000.

  In June 1997, the Company issued $50 million in unsecured notes due 2007, with a coupon rate of 7.2% resulting, after related costs, in an effective rate of 7.8%.

STRUCTURE, TAX STATUS AND INVESTMENT POLICY

  BRE is a real estate investment trust under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally will not be subject to Federal income tax to the extent it distributes 95% of its taxable income to its shareholders. REITs are subject to a number of complex organizational and operational requirements, and if the Company fails to qualify as a REIT, its taxable income may be subject to income tax at regular corporate rates. See "Risk Factors--Tax Risks."

  The Company's long-range investment policy emphasizes the acquisition, development and rehabilitation of multifamily communities located in the western United States. As circumstances warrant, certain properties may be sold and the proceeds reinvested into multifamily communities which management believes offer better growth potential. Among other items, this policy is intended to enable management to monitor developments in local real estate markets and to take an active role in managing the Company's properties and improving their performance. The policy is subject to ongoing review by the Board of Directors and may be modified in the future to take into account changes in business or economic conditions, as circumstances warrant.

EMPLOYEES

  As of December 31, 1997, the Company had approximately 1,000 employees. None of the employees are unionized.

INVESTMENT PORTFOLIO

  See Items 2 and 7 of this report for a description of the Company's individual investments and certain developments during the year with respect to these investments. See Schedule III to the financial statements in Item 8, Real Estate and Accumulated Depreciation, for additional information about the portfolio, including location, costs and encumbrances.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following persons were executive officers of the Company as of December 31, 1997:

      NAME         AGE AT DECEMBER 31, 1997                           POSITION(S)
-----------------  ------------------------ ---------------------------------------------------------------
Frank C. McDowell             49            President, Chief Executive Officer and Director
Jay W. Pauly                  55            Senior Executive Vice President and Chief Operating Officer
LeRoy E. Carlson              52            Executive Vice President, Chief Financial Officer and Secretary
Bruce C. Ward                 37            Executive Vice President, Development and Acquisitions
Byron M. Fox                  58            Executive Vice President, Acquisitions and Portfolio Strategy
John H. Nunn                  39            Senior Vice President, Property Management
Patrick W. Dukes              37            Senior Vice President, Construction and Development Finance

  Mr. McDowell was appointed to his current position in June, 1995. Mr. Fox was appointed to his current position in October, 1992. Messrs. Pauly, Carlson and Nunn joined the Company in March, 1996. Messrs. Ward and Dukes were appointed in connection with the Transaction in November, 1997. Set forth below is information regarding the business experience of each of the executive officers:

  From 1992 to 1995, Mr. McDowell was Chief Executive Officer and Chairman of Cardinal Realty Services, Inc., a Columbus, Ohio-based apartment management company and owner of multifamily housing. From 1988 to 1992, Mr. McDowell was Senior Vice President, Head of Real Estate of First Interstate Bank of Texas. Mr. McDowell holds a Bachelor of Business Administration Degree and a Master of Business Administration Degree, both from the University of Texas, Austin.

  Mr. Pauly served as President and Chief Executive Officer of Real Estate Investment Trust of California ("RCT") from 1993 until its merger with BRE in 1996. Prior to joining RCT, from 1990 to 1992, Mr. Pauly served as First Vice President and was on the Executive Committee of Home Savings of America ("Home

Savings") and served as Chief Executive Officer of Ahmanson Commercial Development Company, Ahmanson Residential Development Company and Ahmanson Ranch. From 1986 to 1990, he was Senior Vice President, Director of Real Estate Services for Home Savings, responsible for REO, major loan workouts, asset valuation, premises owned, property management and leasing and environmental risk management. Mr. Pauly holds a Bachelor's Degree in Industrial Engineering and a Master's Degree in Business Administration both from Stanford University.

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

  Mr. Ward served as group managing partner of TCRW, one of the nation's leading multi-family companies, prior to the acquisition of TCRW by BRE Properties, Inc. While with TCRW, Mr. Ward served on the management board, which is responsible for its strategic planning and governance. As the group managing partner of TCRW, Mr. Ward oversaw the development and acquisition of 9,000 units and the management of over 18,000 units in the western United States. Prior to 1987, Mr. Ward held the position of Vice President and Regional Manager of Lomas Management, Inc. in Dallas. Mr. Ward holds a degree in Business Administration from the University of Texas, Austin.

  Mr. Fox served as a Senior Vice President of the Company from December 1987 until September 1992. From 1977 to 1987, he was Vice President and General Manager of Dillingham Investment Corporation, a Hawaii land investment firm. Mr. Fox holds a Bachelor of Arts Degree from Colgate University and a Master of Business Administration Degree from Harvard Business School.

  Mr. Nunn served as Vice President of Property Management of RCT from 1990 to 1996. Prior to joining RCT, Mr. Nunn was a Vice President and Property Manager for the William Walters Company from 1986 to 1990. Mr. Nunn holds a bachelor's degree from California State University, Long Beach.

  Mr. Dukes served as Chief Financial Officer of TCRW until its acquisition by BRE in 1997. Prior to 1988, Mr. Dukes held the position of Senior Tax Manager with Ernst & Whinney in Phoenix, Arizona. He is a Certified Public Accountant in the State of Arizona. Mr. Dukes holds a Bachelor of Science Degree in Accountancy and a Master's of Accountancy Degree with a specialization in Taxation, both from Arizona State University.

  There is no family relationship among any of the Company's executive officers or Directors.

                                 RISK FACTORS

  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, including those discussed elsewhere in this Form 10-K, that could cause actual results to differ materially from those projected.

REAL ESTATE INVESTMENT RISKS

 General

  Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend upon the amount of revenues generated and expenses incurred. If properties do not generate revenues sufficient to meet operating expenses, including debt service and capital expenditures, the Company's results of operations and ability to make distributions to its shareholders and to pay amounts due on its debt will be adversely affected. The performance of the economy in each of the areas in which the properties are located affects occupancy, market rental rates and expenses and, consequently, has an impact on the revenues from the properties and their underlying values. The financial results of major local employers also may have an impact on the revenues and value of certain properties.

  Revenues from properties may be further adversely affected by a variety of factors, including the general economic climate, local conditions in the areas in which properties are located, such as oversupply of space or a reduction in the demand for rental space, the attractiveness of the properties to residents or users, competition from other available space, the ability of the Company to provide adequate facilities maintenance, services and amenities, and insurance premiums and real estate taxes. The Company's revenues would also be adversely affected if residents or users were unable to pay rent or the Company was unable to rent apartments or commercial properties on favorable terms. If the Company were unable to promptly relet or renew the leases for a significant number of apartment units or commercial properties, or if the rental rates upon such renewal or reletting were significantly lower than expected rates, then the Company's funds from operations would, and ability to make expected distributions to shareholders and to pay amounts due on its debt may, be adversely affected. There is also a risk that as leases on the properties expire, residents or users will vacate or enter into new leases on terms that are less favorable to the Company. Operating costs, including real estate taxes, insurance and maintenance costs, and mortgage payments, if any, do not, in general, decline when circumstances cause a reduction in income from a property. If a property is mortgaged to secure payment of indebtedness, and the Company is unable to meet its mortgage payments, a loss could be sustained as a result of foreclosure on the property. In addition, revenues from properties and real estate values are also affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

  In the normal course of business, the Company typically evaluates potential acquisitions, enters into non-binding letters of intent, and may, at any time, enter into contracts to acquire and may acquire additional properties. However, no assurance can be given that the Company will have the financial resources to make suitable acquisitions or that properties that satisfy the Company's investment policies will be available for acquisition. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Such risks may include that construction costs may exceed original estimates, possibly making a project uneconomical, financing may not be available on favorable terms or at all and construction and lease-up may not be completed on schedule. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. In addition, there are general real estate investment risks associated with any new real estate investment. Although the Company undertakes an evaluation of the physical condition of each new investment before it is acquired, certain defects or necessary repairs may not be detected until after the investment is acquired, which could significantly increase the Company's total acquisition costs and which could have a material adverse effect on the Company and its ability to make distributions to shareholders and to pay amounts due on its debt. Any statements included in or incorporated by reference in this Annual Report on Form 10-K pertaining to anticipated growth rates in target markets, anticipated growth in the Company's funds from operations and anticipated market conditions, demographics or results of operations constitute forward-looking statements within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act and there can be no assurance that such anticipated events or circumstances will be achieved or will occur due to, among other things, the factors described herein as "Risk Factors."

 Illiquidity of Real Estate and Reinvestment Risk

  Real estate investments are relatively illiquid and, therefore, tend to limit the ability of the Company to adjust its portfolio in response to changes in economic or other conditions. Additionally, the Internal Revenue Code of 1986, as amended (the "Code") places certain limits on the number of properties a REIT may sell without adverse tax consequences. To effect its current operating strategy, the Company has in the past raised, and will seek to continue to raise additional acquisition funds, both through outside financing and through the orderly disposition of commercial and retail properties, and, depending upon interest rates, current acquisition opportunities and other factors, generally to reinvest the proceeds in multifamily properties. In this respect, in the markets the Company has targeted for future acquisition of multifamily properties, there is considerable buying competition from other real estate companies, many of whom may have greater resources, experience or expertise than the Company. In many cases, this competition for acquisition properties has resulted in an increase in property prices and a decrease in property yields. Due to the relatively low capitalization rates currently prevailing in the pricing of potential acquisitions of multifamily properties which meet the Company's investment criteria, no assurance can be given that the proceeds realized from the disposition of commercial and retail properties can be reinvested to produce economic returns comparable to those being realized from the properties disposed of, or that the Company will be able to acquire properties meeting its investment criteria. To the extent that the Company is unable to reinvest proceeds from the disposition of commercial and retail properties, or if properties acquired with such proceeds produce a lower rate of return than the properties disposed of, such results may have an adverse effect on the Company. In addition, a delay in reinvestment of such proceeds may have an adverse effect on the Company.

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

 Competition

  All of the properties currently owned by the Company are located in developed areas. There are numerous other multifamily properties and real estate companies, many of which have greater financial and other resources than the Company, within the market area of each of the properties which will compete with the Company for tenants and development and acquisition opportunities. The number of competitive multifamily properties and real estate companies in such areas could have a material effect on (i) the Company's ability to rent the apartments and the rents charged and (ii) development and acquisition opportunities. The activities of these competitors could cause the Company to pay a higher price for a new property than it otherwise would have paid or may prevent the Company from purchasing a desired property at all, which could have a material adverse effect on the Company and its ability to make distributions to shareholders and to pay amounts due on its debt.

 Geographic Concentration; Dependence on Western United States Regions

  The Company's portfolio is principally located in the San Francisco Bay Area, San Diego, Phoenix, Los Angeles/Orange County, Seattle, Sacramento, Las Vegas, Tucson, Portland, Albuquerque, Salt Lake City and the Denver area. The Company's performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other properties and alternative forms of housing. In that regard, certain of these areas have in the recent past experienced economic recessions and depressed conditions in the local real estate markets. To the extent general economic or social conditions in any of these areas deteriorate or any of these areas experiences natural disasters, the value of the portfolio, the Company's results of operations and its ability to make distributions to shareholders and to pay amounts due on its debt could be materially adversely affected.

 Risks of Development, Construction and Acquisition Activities

  Pursuant to the TCRW Transaction, the Company acquired eight apartment properties in various stages of development (the "Development Properties"). Prior to the Transaction, the Company was not engaged in significant development and construction projects.

  The Company intends to actively pursue development and construction of multifamily apartment communities, including the Development Properties. There can be no assurance that the Company will complete development of the Development Properties or any other development project which may be undertaken by the Company. As a general matter, property development and construction projects typically have a higher, and sometimes substantially higher, level of risk than the acquisition of existing properties. Risks associated with the Company's development and construction activities may include the following: development opportunities may be abandoned; construction costs of multifamily apartment communities may exceed original estimates, possibly making the communities uneconomical; occupancy rates and rents at newly completed communities may not be sufficient to make the communities profitable; financing for the construction and development of projects may not be available on favorable terms or at all; construction and lease-up may not be completed on schedule; and expenses of operating a completed community may be higher than anticipated. In addition, development and construction activities, regardless of whether or not they are ultimately successful, typically require a substantial portion of management's time and attention. Development and construction activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations.

  The Company also intends to continue actively to acquire multifamily apartment communities. Acquisitions of multifamily apartment communities entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. In addition, there are general investment risks associated with any new real estate investment. In that regard, the properties acquired in the TCRW Transaction were acquired on an "as is" basis, meaning that the properties were acquired without warranty by the sellers. Likewise, due to the competitive nature of the bidding process for the TCRW properties, the Company performed a more limited investigation with respect to the TCRW properties prior to acquiring them. Both of these factors increased the risks associated with acquiring the TCRW properties.

  The Company anticipates that future developments and acquisitions will be financed, in whole or in part, under various construction loans, lines of credit, other forms of secured or unsecured financing or through the issuance of additional equity by the Company. The Company expects periodically to review its financing options regarding the appropriate mix of debt and equity financing. Equity, rather than debt, financing of future developments or acquisitions could have a dilutive effect on the interests of existing shareholders of the Company. Similarly, financing future developments and acquisitions with debt entails certain risks, including those described below under "--Real Estate Financing Risks." In addition, if new development properties are financed through construction loans, there is a risk that, upon completion of construction, permanent financing for such properties may not be available or may be available only on disadvantageous terms or that the cash flow from new properties will be insufficient to cover debt service. If a newly developed or acquired property is unsuccessful, the Company may incur a loss on its investment. Any of the foregoing could have a material adverse effect on the Company and its ability to make distributions to shareholders and to pay amounts due on its debt.

 Risks Relating to Growth Strategy

  Pursuant to the TCRW Transaction, the Company acquired 17 completed apartment communities aggregating 4,786 units and eight Development Properties aggregating approximately 2,445 units. This significant increase in the size of the Company's operations after the acquisition has substantially increased the demands placed upon the Company's management, including demands resulting from the need to integrate the accounting systems, management information systems and other operations acquired from TCRW with those of the Company. Likewise, the Company added approximately 600 persons previously employed by TCRW and its affiliates, which has also significantly increased the demands upon the Company's management. Failure to effectively integrate the operations of the acquired properties, operations and employees with those of the Company could have an adverse effect on the Company.

  A substantial portion of the Company's growth over the last several years has been attributable to acquisitions. Further, a principal component of the Company's strategy is to continue to grow in a controlled manner in both existing and new markets by acquiring and developing new properties. The Company's future growth will be dependent upon a number of factors, including the Company's ability to identify acceptable properties for acquisition and development, complete acquisitions and developments on favorable terms, successfully integrate acquired and newly developed properties, and obtain financing to support expansion. There can be no assurance that the Company will be successful in implementing its growth strategy, that growth will continue at historical levels or at all, or that any expansion will improve operating results. The failure to identify, acquire, develop, and integrate new properties effectively could have a material adverse effect on the Company and its ability to make distributions to shareholders and to pay amounts due on its debt.

 Restrictions in the Operations of the Operating Company

  A substantial portion of the properties acquired in the TCRW Transaction are held by the Operating Company, a limited liability company. BRE is the sole managing member of the Operating Company and, as of December 31, 1997, held approximately a 70% equity interest therein. The remaining equity interests in the Operating Company are held by third parties as non-managing members.

  Under the terms of the limited liability company agreement governing the operations of the Operating Company (the "LLC Agreement"), the Operating Company is required to maintain certain debt service coverage, debt-to-asset and other financial ratios intended to protect the members' rights to receive distributions. In addition, with respect to certain tax-exempt financing for certain completed properties, the Operating Company is restricted from prepaying its debt or taking certain other specified actions which could have adverse tax consequences for the members. Further, the Company, as the managing member, is restricted from taking certain other specified actions --
 either absolutely or without the consent of a majority in interest of the non-managing members (or of the non-managing members affected thereby) --
 including, but not limited to, any actions that would make it impossible to carry out the business of the Operating Company, or that would subject a non-managing member to liability as a managing member, or that would cause the Operating Company to institute bankruptcy proceedings or confess a judgment, or that would prohibit or restrict a member from exercising its rights to exchange units in the Operating Company for Common Shares. Any such requirement to maintain financial ratios and any such restrictions on the actions of the Operating Company and its managing member could have a material adverse effect on the Company and its ability to make distributions to shareholders and to pay amounts due on its debt.

  Further, under the terms of the LLC Agreement, the Operating Company may not, without the consent of a majority in interest of the non-managing members, (i) dispose of any of the properties held by the Operating Company in a taxable sale or exchange prior to respective dates which are specified in the LLC Agreement for each of the properties, ranging from one to ten years from November 18, 1997, or (ii) dissolve the Operating Company other than in certain limited circumstances specified in the LLC Agreement, such as a sale of all or substantially all of the Company's assets, or any merger, consolidation or other combination by the Company with or into another person, or reclassification, recapitalization or change of the Company's outstanding equity interests. These restrictions on the Company's ability to dispose of a significant portion of its properties and to dissolve the Operating Company, even when such a disposition or dissolution of the Operating Company would be in the best interest of the Company, could have a material adverse effect on the Company and its ability to make distributions to shareholders and to pay amounts due on its debt.

  The Operating Company also must distribute all Available Cash (as defined in the LLC Agreement) on a quarterly basis: first, to members (other than BRE) until each member has received, cumulatively on a per Operating Company unit basis, distributions equal to the cumulative dividends declared with respect to one Common Share over the corresponding period (subject to adjustment from time to time as applicable to account for stock dividends, stock splits and similar transactions affecting the common shares) (the "Priority Distribution"); and second, the balance to BRE.

  If the Operating Company's Available Cash in any quarterly period is insufficient to permit distribution of the full amount of the Priority Distribution for that quarter, BRE is required to make a capital contribution to the Operating Company in an amount equal to the lesser of (i) the amount necessary to permit the full Priority Distribution or (ii) an amount equal to the sum of any capital expenditures made by the Operating Company plus the sum of any payments made by the Operating Company on account of any loans to or investments in, or any guarantees of the obligations of, BRE or its affiliates for that quarterly period.

  In addition, BRE may not be removed as the managing member of the Operating Company by the non-managing members, with or without cause, other than with its consent. BRE may not voluntarily withdraw from the Operating Company or transfer all or any portion of its interest in the Operating Company without the consent of all of the non-managing members, except in certain limited circumstances, such as a sale of all or substantially all of BRE's assets, or any merger, consolidation or other combination by BRE with or into another person, or any reclassification, recapitalization or change of BRE's outstanding equity interests. Such restrictions on the withdrawal of BRE as the managing member of the Operating Company, and on BRE's ability to transfer its interest in the Operating Company, could have a material adverse effect on the Company and its ability to make distributions to shareholders and to pay amounts due on its debt.

 Uninsured Loss; Limited Coverage

  The Company carries comprehensive liability, fire, extended coverage and rental loss insurance with respect to its properties with certain policy specifications, limits and deductibles. While the Company currently carries flood and earthquake insurance for its properties with an aggregate annual limit of $100 million, subject to substantial deductibles, no assurance can be given that such coverage will continue to be available on acceptable terms or at an acceptable cost, or at all, in the future, or if obtained, that the limits of those policies will cover the full cost of repair or replacement of covered properties. In addition, there may be certain extraordinary losses (such as those resulting from civil unrest) that are not generally insured (or fully insured against) because they are either uninsurable or not economically insurable. Should an uninsured or underinsured loss occur to a property, the Company could be required to use its own funds for restoration or lose all or part of its investment in, and anticipated revenues from, the property and would continue to be obligated on any mortgage indebtedness on the property. Any such loss could have a material adverse effect on the Company and its ability to make distributions to shareholders and to pay amounts due on its debt.

 Risks Associated with Survey Exceptions to Certain Title Insurance Policies

  Although the Company believes that prior owners of the TCRW Properties in the past obtained surveys of those properties, the Company did not obtain updated surveys when it acquired the TCRW Properties. Because updated surveys of the TCRW properties were not obtained, the title insurance policies obtained by the Company for those properties contain exceptions for matters which an updated survey might have disclosed. Such matters might include such things as boundary encroachments, unrecorded easements or similar matters which would have been reflected on a survey. Moreover, because no updated surveys were prepared for those properties, there can be no assurance that the title insurance policies in fact cover the entirety of the real property, buildings, fixtures, and improvements which the Company believes they cover, any of which could have an adverse effect on the Company.

 Change in Laws

  Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to residents or users in the form of higher rents, and may adversely affect the Company's cash available for distribution and its ability to make distributions to shareholders and to pay amounts due on its debt. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which could have a material adverse effect on the Company and its ability to make distributions to shareholders and to pay amounts due on its debt. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multifamily housing may reduce rental revenues or increase operating costs.

 Laws Benefiting Disabled Persons

  A number of federal, state and local laws (including the Americans with Disabilities Act) and regulations exist that may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features which add to the cost of buildings under construction. Legislation or regulations adopted in the future may impose further burdens or restrictions on the Company with respect to improved access by disabled persons. The costs of compliance with these laws and regulations may be substantial, and limits or restrictions on construction or completion of certain renovations may limit implementation of the Company's investment strategy in certain instances or reduce overall returns on its investments, which could have a material adverse effect on the Company and its ability to make distributions to shareholders and to pay amounts due on its debt. The Company reviews its properties periodically to determine the level of compliance and, if necessary, takes appropriate action to bring such properties into compliance. The Company's management believes, based on property reviews to date, that the costs of such compliance should not have a material adverse effect on the Company. Such conclusions are based upon currently available information and data, and no assurance can be given that further review and analysis of the Company's properties, or future legal interpretations or legislative changes, will not significantly increase the costs of compliance.

 Risks of Assumed Liabilities

  In the TCRW Transaction, pursuant to the Contribution Agreement the Company
(i) acquired the TCRW Properties either by acquiring title to the properties and related assets (plus assumption of certain associated contractual obligations, warranties and guarantees) or, as to certain TCRW Properties, by acquiring all of the ownership interests in the partnerships or limited liability companies which held such properties, and (ii) assumed certain loans secured by the TCRW properties. Under the terms of the transaction, the Company has not expressly agreed to assume any liabilities other than the assumed loans and the contractual obligations, warranties and guarantees referenced above. However, as a matter of law, the Company automatically assumed all of the liabilities (known, unknown or contingent) of the partnerships and limited liability companies whose ownership interests were acquired by the Company, potentially including liabilities unrelated to the properties conveyed pursuant to such transfer. Moreover, even in cases where title to the properties and related assets (rather than ownership interests therein) was acquired by the Company, the legal doctrine of successor liability may give creditors of and claimants against the prior owners the right to hold the Company responsible for liabilities which arose with respect to such properties prior to their acquisition by the Company, whether or not such liabilities were expressly assumed by the Company under the terms of the transaction.

  As a result of the foregoing, there can be no assurance that the Company will not be subject to liabilities and claims relating to the TCRW properties arising from events which occurred or circumstances which existed prior to the acquisition of those properties by the Company, which could have a material adverse effect on the Company and its ability to make distributions to shareholders and to pay amounts due on its debt. In that regard, the terms of the TCRW Transaction do not provide for the Company to be indemnified against any such liabilities and claims. See "--Limited Indemnification" below.

 Limited Indemnification

  The Company acquired the TCRW properties on an "as is" basis, meaning that the properties were acquired without warranty from the sellers. As a result, the Company has no recourse against the sellers for matters relating to the properties or the transaction, except to the limited extent described below.

  The terms of the TCRW Transaction provide the Company with only limited indemnification with respect to claims or liabilities that might arise out of the transaction or actions taken by the sellers before the closing. Specifically, certain Trammell Crow Residential entities and related parties who are signatories to the Contribution Agreement (the "TCRW Parties") have agreed to indemnify the Company and its affiliates only against claims arising out of (i) any inaccuracy in the investment representations of any TCRW Party or certain representations about employment matters, or any failure of a TCRW Party to comply with any agreement with respect thereto, (ii) any breach by a TCRW Party of its fiduciary duties (including duties of disclosure) to any other person in connection with the transaction, or (iii) any document filed by or on behalf of a TCRW Party or any affiliate with a governmental agency or prepared or distributed in connection with the transaction (including any document distributed in connection with the solicitation of consents by the TCRW Parties for the TCRW Transaction) (provided, however, that the foregoing does not apply to the information supplied by the Company or the Operating Company in writing specifically for inclusion or incorporation by reference in any such document or to any document prepared or filed by the Company or the Operating Company). The Company has no recourse against the TCRW Parties with respect to any claims which are not within the specific coverage of the indemnity provisions.

  In addition, in the event that the Company is entitled to indemnification, the terms of the TCRW Transaction significantly limit the amount which the Company would be entitled to recover. Specifically, the Company's sole recourse under a claim for indemnity is the right to reduce the number of Development OC Units (as defined below) which the Company might otherwise be required to deliver in connection with the TCRW Transaction. A maximum of up to 627,594 Development OC Units are issuable, each of which will be exchangeable, commencing November 18, 1998, at the option of the holders thereof for Common Shares (at the rate of one Common Share per Development OC Unit, subject to adjustment under certain circumstances) or, at the Company's election, into an equivalent amount of cash based on the value of the Common Shares at the time of exchange. For purposes of determining the reduction in the number of Development OC Units in the event of a claim for indemnity, the Development OC Units will be deemed to have a value equal to the average of the closing prices of a Common Share on the New York Stock Exchange for the fifteen consecutive trading days concluding on the fifth trading day preceding the day of the reduction. The TCRW Parties' indemnification obligations (and such obligations of the Company and the Operating Company, as described below) are limited, in the aggregate, to an amount which, as of any date, is obtained by multiplying the number of Development OC Units which have not been distributed by the lower of (i) $26.93 or (ii) the average of the closing prices of a Common Share on the New York Stock Exchange for the fifteen consecutive trading days concluding on the fifth trading day preceding such date.

  The "Development OC Units" are equity interests in the Operating Company which will be issued to the TCRW Parties if certain completion schedule and budget objectives are met for the Development Properties. The Company currently anticipates that all of the Development OC Units will either be awarded or will become ineligible for award by the end of 1999. Accordingly, there can be no assurance that the amount of any claim for indemnity will be made at a time when a sufficient amount or any of the Development OC Units remain available for set-off or that, even if the full number of Development OC Units is available, that the value of those units will be sufficient to fully cover the claim for indemnity.

  There can be no assurance that the Company will not be confronted in the future with claims by third parties relating to the TCRW Transaction or to the activities of the TCRW Parties or the operations of the TCRW Properties and matters related thereto prior to the closing of the transaction. Likewise, there can be no assurance that the properties acquired in the TCRW Transaction will meet the Company's expectations. Accordingly, the limited scope of the indemnification could have a material adverse effect on the Company and its ability to make distributions to shareholders and to pay amounts due on its debt. See "--Risks of Assumed Liabilities," above.

  The Company and the Operating Company have also provided a limited indemnity to the TCRW Parties. Under the terms of the Contribution Agreement, the Company and the Operating Company have agreed to indemnify the TCRW Parties and their affiliates against claims arising out of (i) any inaccuracy in certain representations made by the Company about the registration rights it agreed to provide to the TCRW Parties who become shareholders of the Company or unitholders of the Operating Company, or any failure by the Company to fulfill its obligations under terms of the transaction, or (ii) any material misstatement or omission in the information statement provided to the TCRW Parties with respect to the Company, the Operating Company, the Common Shares or units of the Operating Company. The Company's indemnification obligations are limited to an amount equal to the value of the remaining Development OC Units outstanding from time to time, calculated in the same manner as the limit on the indemnification obligations of the TCRW Parties, as described above. Notwithstanding the limit upon the Company's indemnification obligations, if claims within the coverage of the indemnity provisions were brought against the Company, it could be required to incur costs in defending against or satisfying the claims, which could have a material adverse effect on the Company and its ability to make distributions to shareholders and to pay amounts due on its debt.

 Potential Litigation Related to the TCRW Transaction

  Over the last several years, business reorganizations involving the conversion of partnerships into REITs, the combination of several partnerships into a single entity and the combination of multiple REITs into a single REIT have given rise to investor lawsuits. If any lawsuits were filed in connection with the TCRW Transaction, whether by any of the TCR Parties or other persons, such lawsuits could require the Company to incur costs in defending such lawsuits or to pay any judgment awards or make settlement payments, any of which could have a material adverse effect on the Company and its ability to make distributions to shareholders and to pay amounts due on its debt.

REAL ESTATE FINANCING RISKS

 Debt Financing and Maturities

  The Company is subject to the normal risks associated with debt financing, including the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest, the risk that indebtedness on its properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness. If the Company were unable to refinance its indebtedness on acceptable terms, or at all, the Company might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to the Company, which losses could have a material adverse effect on the Company and its ability to make distributions to shareholders and to pay amounts due on its debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and the Company is unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to the Company. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering the Company's ability to meet the REIT distribution requirements of the Code.

 Risk of Rising Interest Rates

  The Company has incurred and expects in the future to incur indebtedness which bears interest at a variable rate. Accordingly, increases in interest rates would increase the Company's interest costs (to the extent that the related indebtedness was not protected by interest rate protection arrangements), which could have a material adverse effect on the Company and its ability to make distributions to shareholders and to pay amounts due on its debt or cause the Company to be in default under certain debt instruments (including its debt). In addition, an increase in market interest rates may lead holders of the Company's common shares to demand a higher yield on their shares from distributions by the Company, which could adversely affect the market price for the common shares.

 Additional Debt

  The Company currently funds acquisition opportunities partially through borrowings (including its lines of credit) as well as from other sources such as sales of non-core properties. The organizational documents of the Company do not contain any limitation on the amount of indebtedness that the Company may incur. Accordingly, subject to limitations on indebtedness set forth in various loans or other agreements, the Company could become more highly leveraged, resulting in an increase in debt service, which could have a material adverse effect on the Company and its ability to make distributions to shareholders and to pay amounts due on its debt and an increased risk of default on its obligations.

 Terms of Certain Indebtedness

  At December 31, 1997, the Company had outstanding borrowings of $73 million under two loan agreements which, among other things, (i) contain a covenant which requires the Company to maintain an investment grade rating for its long-term unsecured debt and (ii) define "events of default" to include the acquisition by any person of either (x) 20% or more of the Company's outstanding shares or securities (or other securities convertible into such securities) or (y) 10% or more of the Company's outstanding shares or securities (or other securities convertible into such securities) if such acquisition results in any change of the board of directors of the Company or any change in the management of the Company or any of its assets. In the event that the Company fails to maintain an investment grade rating for its long-term unsecured debt or if such an event of default occurs, the lender may declare all borrowings under such loan agreements to be due and payable immediately, which could have a material adverse effect on the Company and its ability to make distributions to shareholders and to pay amounts due on its debt.

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

  The Company's current policy is to obtain a Phase I environmental study on each property it seeks to acquire and to proceed accordingly. No assurance can be given, however, that the Phase I environmental studies or other environmental studies undertaken with respect to any of the Company's current or future properties will reveal all or the full extent of potential environmental liabilities, that any prior owner or operator of a property did not create any material environmental condition unknown to the Company, that a material environmental condition does not otherwise exist as to any one or more of such properties or that environmental matters will not have a material adverse effect on the Company and its ability to make distributions to shareholders and to pay amounts due on its debt. The Company currently carries no insurance for environmental liabilities.

  Certain environmental laws impose liability on a previous owner of property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not relieve an owner of such liability. Thus, the Company may have liability with respect to properties previously sold by it or its predecessors.

RISKS OF THIRD PARTY MANAGEMENT BUSINESS

 Possible Termination of Management Contracts

  As part of the TCRW Transaction, the Company also acquired TCRW's third party management contracts. A wholly-owned subsidiary of the Company (the "Management Company") was organized to undertake this business.

  Risks associated with the management of properties owned by third parties include the risk that the management contracts (which are generally cancelable upon a sale of the property or, in many cases, upon 30 days' notice) will be terminated by the property owner or will be lost in connection with a sale of such property, that contracts may not be renewed upon expiration or may not be renewed on terms consistent with current terms, and that the rental revenues upon which management fees are based will decline as a result of general real estate market conditions or market factors affecting specific properties, resulting in decreased management fee income. As a result, there can be no assurance that the Management Company will perform in accordance with the Company's expectations.

 Possible Adverse Consequences of REIT Status on the Business of the Management Company

  Certain requirements for REIT qualifications may in the future limit the Company's ability to increase third party management operations conducted and related services offered by the Management Company without jeopardizing the Company's qualifications as a REIT. The taxable income generated by the Management Company ("Third Party Management Income") will not qualify under REIT gross income tests. However, the Company does not believe that the receipt of this income will cause the Company to fail to satisfy such gross income tests for the current or any future taxable year as this income, along with other non-qualifying income, is expected to represent less than 5% of the Company's gross income in any taxable year.

RANKING OF SECURITIES

  A significant portion of the operations of the Company is conducted through its subsidiaries, including the Operating Company. The cash flow of the Company and the consequent ability to make distributions and other payments on its equity securities and to service its debt, will be partially dependent upon the earnings of such subsidiaries and the distribution of those earnings to the Company, or upon loans or other payments of funds made by such subsidiaries to the Company. In addition, debt or other agreements of the Company's subsidiaries may impose restrictions that affect, among other things, the ability of the Company's subsidiaries to pay dividends or make other distributions or loans to the Company.

  Likewise, a substantial portion of the Company's consolidated assets are owned by its subsidiaries, effectively subordinating certain unsecured indebtedness to all existing and future liabilities, including indebtedness, trade payables, lease obligations and guarantees, of the Company's subsidiaries. The Operating Company has guaranteed amounts due under the Company's $265 million unsecured bank credit facility (the "Credit Facility") with Bank of America National Trust and Savings Association and the Company's $35 million unsecured line of credit with Sanwa Bank California (the "Sanwa Line of Credit"). Likewise, any other subsidiary of the Company with assets or net income which, when multiplied by the Company's effective percentage ownership interest in such subsidiary exceeds $30 million or 5% of the Company's consolidated net income, respectively, is required to guarantee the repayment of borrowings under the Credit Facility and the Sanwa Line of Credit. The Operating Company and other subsidiaries of the Company may also from time to time guarantee other indebtedness of the Company. Therefore, the Company's rights and rights of its creditors, including the holders of other unsecured indebtedness, to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of such subsidiary's creditors, except to the extent that the Company may itself be a creditor with recognized claims against the subsidiary, in which case the claims of the Company would be effectively subordinate to any security interests in or mortgages or other liens on the assets of such subsidiary and would be subordinate to any indebtedness of such subsidiary senior to that held by the Company.

PROVISIONS WHICH COULD LIMIT A CHANGE IN CONTROL OR DETER A TAKEOVER

  In order to maintain its qualification as a REIT, not more than 50% in value of the outstanding capital stock of the Company may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities). In order to protect the Company against risk of losing its status as a REIT due to a concentration of ownership among its shareholders, the articles of incorporation of the Company provide, among other things, that if the Board of Directors determines, in good faith, that direct or indirect ownership of the Company's common shares have or may become concentrated to an extent that would prevent the Company from qualifying as a REIT, the Board of Directors may prevent the transfer of the common shares or call for redemption (by lot or other means affecting one or more shareholders selected in the sole discretion of the Board of Directors) of a number of common shares sufficient in the opinion of the Board of Directors to maintain or bring the direct or indirect ownership of the common shares into conformity with the requirements for maintaining REIT status. These limitations may have the effect of precluding acquisition of control of the Company by a third party without consent of the Board of Directors.

  In addition, certain other provisions contained in the Company's articles of incorporation and bylaws, as well as its shareholder rights plan, may have the effect of discouraging a third party from making an acquisition proposal for the Company and may thereby inhibit a change in control of the Company. For example, such provisions may (i) deter tender offers for Common Shares which offers may be attractive to the shareholders, or (ii) deter purchases of large blocks of Common Shares, thereby limiting the opportunity for shareholders to receive a premium for their Common Shares over then-prevailing market prices.

TAX RISKS

 Tax Liabilities as a Consequence of Failure to Qualify as a REIT

  Although management believes that the Company is organized and is operating so as to qualify as a REIT under the Code, no assurance can be given that the Company has in fact operated or will be able to continue to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within the Company's control. For example, in order to qualify as a REIT, at least 95% of the Company's taxable gross income in any year must be derived from qualifying sources and the Company must make distributions to shareholders aggregating annually at least 95% of its REIT taxable income (excluding net capital gains). Thus, to the extent Third Party Management Income represents 5% or more of the Company's gross income in any taxable year, the Company will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions apply, and, even if those relief provisions apply, a tax would be imposed with respect to excess net income, any of which could have a material adverse effect on the Company and its ability to make distributions to shareholders and to pay amounts due on its debt. Additionally, to the extent the Operating Company or certain other subsidiaries are determined to be taxable as a corporation, the Company would not qualify as a REIT, which could have a material adverse effect on the Company and its ability to make distributions to shareholders and to pay amounts due on its debt. Finally, no assurance can be given that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

  If the Company fails to qualify as a REIT, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at corporate rates, which would likely have a material adverse effect on the Company and its ability to make distributions to shareholders and to pay amounts due on its debt. In addition, unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce funds available for investment or distributions to security holders because of the additional tax liability to the Company for the year or years involved. In addition, distributions to shareholders would no longer be required to be made. To the extent that distributions to shareholders would have been made in anticipation of qualifying as a REIT, the Company might be required to borrow funds or to liquidate certain of its investments to pay the applicable tax.

ITEM 2. PROPERTIES

GENERAL

  In addition to the information set forth in this Item 2, information on the Company's portfolio is set forth herein in Schedule III (financial statement schedule) under Item 14(d).

MULTIFAMILY PROPERTY DATA

  As reflected in the following chart, during the five years ended December 31, 1997, multifamily properties have increased as a percentage of the Company's portfolio of income producing properties and revenues:

   MULTIFAMILY PROPERTIES                             1997  1996  1995  1994  1993
   ----------------------                             ----  ----  ----  ----  ----
   Percentage of portfolio at cost, as of December
    31...............................................  99%   87%   72%   65%   55%
   Percentage of total revenue, for the year ended
    December 31......................................  89%   77%   76%   71%   51%

  During 1997 and 1996, multifamily revenues as a percentage of total revenues did not increase in proportion to the increase in the relative size of the multifamily portfolio due to the timing of purchases of multifamily properties and the sales of commercial properties. No single multi-family property accounted for more than 10% of revenues in 1997.

  The following table reflects certain operating data for the Company's multifamily properties for each year-end presented:

                                             DECEMBER 31,              JULY 31,
                                     --------------------------------  --------
                                      1997     1996     1995    1994     1993
                                     -------  -------  ------  ------  --------
   Total available units............  18,569   12,212   5,475   5,067    2,970
   Occupancy percent (1)............      95%      96%     93%     95%      95%
   Average monthly rate per unit.... $   817  $   755  $  699  $  794   $  792
   Total number of properties.......      74       54      25      21       10

--------
(1) Portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. Apartment units are generally leased to residents for rental terms which do not exceed one year.

  The following table reflects certain operating data as of and for the year ended December 31, 1997 of multifamily properties in the 12 metropolitan markets in which the Company operates:

                                                                         AVERAGE
                             PERCENTAGE                                   RENT
           MARKET            OF NOI (1) UNITS  COMMUNITIES OCCUPANCY (2)   (3)
           ------            ---------- ------ ----------- ------------- -------
San Francisco Bay Area......     27%     2,960       9           95%     $1,249
San Diego...................     14      1,899       9           97%     $  785
Los Angeles/Orange County...     11      2,352      10           96%     $  704
Sacramento..................      8      1,783       8           95%     $  801
Phoenix.....................     14      3,082      12           96%     $  720
Tucson......................      5      1,836       9           95%     $  598
Seattle.....................     10      1,673       6           95%     $  779
Portland....................      3        620       2           93%     $  694
Las Vegas...................      6        814       4           96%     $  814
Salt Lake City..............      1        904       3           94%     $  762
Albuquerque.................      1        646       2           95%     $  787
Denver (4)..................    --         --      --           --          --
                                ---     ------     ---
    Total/Weighted Average..    100%    18,569      74           95%     $  817
                                ===     ======     ===          ===      ======

--------
(1) Represents the aggregate net operating income of all properties in each market divided by the total net operating income of multifamily properties for the year ended December 31, 1997, and includes the results of 22 completed properties acquired during 1997 (including those acquired in the Transaction) from the date of acquisition. Accordingly, these results do not reflect a full year of operations for properties acquired in 1997.
(2) Represents physical occupancy at December 31, 1997.
(3) Represents total gross potential rent divided by total units as of December 31, 1997.
(4) Represents a community under construction in this market.

DEVELOPMENT PROPERTIES

  The following table sets forth certain data with respect to the Company's eight multifamily properties which were under construction at December 31, 1997. Completion of the Development Properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. No assurance can be given that these properties will be completed or, if completed, that they will be completed by the estimated dates or for the estimated amounts set forth in the table below or that they will contain the number of proposed units set forth in the table below.

                                                                 ESTIMATED
                                                                 ADDITIONAL
                                                                  COST TO
                                          PROPOSED              COMPLETE (AT ESTIMATED ESTIMATED
                                          NUMBER OF INVESTMENT  DECEMBER 31,   TOTAL   COMPLETION
   PROPERTY NAME (1)         LOCATION     UNITS (2) TO DATE (3)     1997)      COST       DATE
   -----------------      --------------- --------- ----------- ------------ --------- ----------
Pinnacle at Towne Centre  Phoenix, AZ         350      $18.1       $ 11.9     $ 30.0    3Q/1998
Pinnacle Terrace          Chandler, AZ        300      $ 8.5       $ 12.1     $ 20.6    3Q/1998
Pinnacle at Hunter's
 Glen                     Thornton, CO        264      $ 6.3       $ 13.5     $ 19.8    4Q/1998
Pinnacle at West Fla-
 mingo                    Las Vegas, NV       324      $10.9       $ 15.3     $ 26.2    1Q/1999
Pinnacle Estates          Albuquerque, NM     294      $ 8.7       $ 14.1     $ 22.8    3Q/1998
Pinnacle at High Resort   Rio Rancho, NM      301      $ 8.2       $ 14.6     $ 22.8    3Q/1998
Pinnacle at Sand Hill     Orem, UT            288      $11.0       $ 11.8     $ 22.8    2Q/1998
Pinnacle at Clearfield    Clearfield, UT      324      $ 9.5       $ 13.3     $ 22.8    4Q/1998
                                            -----      -----       ------     ------
    Total                                   2,445      $81.2       $106.6     $187.8
                                            =====      =====       ======     ======

--------
(1) These properties were acquired by the Company on November 18, 1997 in the TCRW Transaction.
(2) No units had been completed as of December 31, 1997.
(3) Represents the allocation by the Company of the purchase price of the TCRW portfolio among the properties acquired, based on their estimated relative fair market values plus expenditures subsequent to acquisition.

COMMERCIAL AND RETAIL PROPERTY DATA

  The following table reflects certain operating data for the Company's commercial and retail properties for each year-end presented:

                                              DECEMBER 31,            JULY 31,
                                        ----------------------------  --------
                                        1997   1996    1995    1994     1993
                                        ----  ------  ------  ------  --------
   Total available square feet (in
    thousands).........................  157   1,194   1,135   1,543   1,749
   Occupancy percent (1)...............   93%     93%     96%     69%     88%
   Average minimum annual rent per
    square foot (2).................... $ 10  $   13  $   11  $    9   $   9
   Total number of properties..........    5      15      11      13      17

--------
(1) For commercial and retail properties, portfolio occupancy is calculated by dividing the total occupied square footage by the total rentable square footage in the portfolio.
(2) Average minimum annual rent per square foot is calculated by dividing the reported minimum rental income for commercial and retail properties by total rentable square feet. The changes in the amounts shown are due to variances in occupancy levels and the changing composition of the properties due to acquisitions and dispositions.

  During 1997, BRE substantially completed its orderly disposition of commercial and retail properties. At December 31, 1997, there were five such properties (plus three investments held in partnerships in which the Company is a limited partner). Tenants in the commercial and retail properties consist generally of various smaller enterprises and such properties included industrial, professional and medical centers. These leases generally provide for reimbursement of certain expenses such as property taxes, insurance and common area costs in addition to minimum rentals and in some cases percentage rents in excess of stipulated minimums. For additional information regarding leases on the commercial and retail properties, see Note 3 to Notes to Consolidated Financial Statements. No single tenant accounted for more than 10% of revenues for the year ended December 31, 1997.

INSURANCE, PROPERTY TAXES AND INCOME TAX BASIS

  The Company carries comprehensive liability, fire, extended coverage and rental loss insurance with respect to its properties with certain policy specifications, limits and deductible. In addition, the Company currently carries flood and earthquake coverage with an annual aggregate limit of $100,000,000 (after policy deductibles ranging from 2%-5% of damages). In the opinion of management, the properties are adequately covered by such insurance.

  Property taxes on portfolio properties are assessed on asset values based on the valuation method and tax rate used by the respective jurisdictions; such rates ranged from approximately 1% to 2% of assessed values for 1997. The gross carrying value of the Company's rental properties was $1,259,941,000 as of December 31, 1997; at that date such assets had an underlying federal income tax basis of approximately $1,120,941,000 which reflects, among other factors, the carryover of basis on tax deferred exchanges.

HEADQUARTERS

  The Company maintains its corporate headquarters at 44 Montgomery Street, 36th Floor, San Francisco, California, 94104-4809, pursuant to a lease with OTR, an Ohio general partnership. The lease has an 8-year term, and covers 15,142 rentable square feet at annual per square foot rents which begin at $37.00 and rise to $ 44.00 in the eighth year of the lease. The lease term ends on January 31, 2006. The Company also maintains regional offices in Washington state, Sacramento, San Diego, Phoenix, Tucson, Denver and Utah.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The Company's common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "BRE". As of March 13, 1998, there were approximately 6,600 recordholders of the Company's common stock and the last reported sales price on the NYSE was $26.625. The number of holders does not include persons whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder. As of March 13, 1998, there were approximately 31,000 beneficial holders of the Company's common stock.

  The following table sets forth, for the calendar quarters indicated, the high and low closing prices of the common stock as reported on the NYSE Composite Tape, and the dividends paid by the Company per common share for each such calendar quarter. The prices reflect the two-for-one stock split of the common stock effected in the form of a stock dividend to shareholders of record on June 7, 1996.

                                            YEARS ENDED DECEMBER 31,
                                 -----------------------------------------------
                                          1997                    1996
                                 ----------------------- -----------------------
                                       STOCK PRICE             STOCK PRICE
                                 ----------------------- -----------------------
                                               DIVIDENDS               DIVIDENDS
                                  HIGH   LOW     PAID     HIGH   LOW     PAID
                                 ------ ------ --------- ------ ------ ---------
First Quarter................... $27.25 $23.75   $.345   $19.08 $17.63  $.3395*
Second Quarter.................. $25.38 $23.50   $.345   $19.58 $17.44  $.3300
Third Quarter................... $28.56 $23.38   $.345   $21.50 $19.50  $.3300
Fourth Quarter.................. $30.00 $26.75   $.345   $24.75 $20.13  $.3300

--------
(*) A portion of the dividend from this quarter ($.0245) was attributable to a special cash dividend paid in connection with the merger with Real Estate Investment Trust of California.

  Since 1970, the year BRE was founded, the Company has made regular and uninterrupted distributions to shareholders on a quarterly basis. However, the payment of distributions by the Company has been and will continue to be at the discretion of the Board of Directors and will depend on numerous factors, including the cash flow of the Company, its financial condition, capital requirements, the annual distribution requirement under the REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code") and other factors that the Board of Directors may deem relevant.

 Recent Sales of Unregistered Securities

  On December 23, 1997, the Company sold 728,929 shares of common stock to Legg Mason Unit Investment Trust Series 7, Legg Mason REIT Trust, December 1997 Series (the "Trust") for cash proceeds of approximately $19.1 million. The shares were issued in a transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. On January 27, 1998, the Company filed a registration statement with the Securities and Exchange Commission covering the resale of the common stock issued to the Trust.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this report. The 1997 and 1996 results were significantly impacted by the transaction with TCRW, the RCT merger and numerous acquisitions and dispositions as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this report and, therefore, are not directly comparable to prior years.

                                      YEARS ENDED DECEMBER 31,
                           ---------------------------------------------------
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                              1997       1996       1995      1994      1993
                           ----------  ---------  --------  --------  --------
OPERATING RESULTS
Revenues.................  $  137,761  $ 101,651  $ 65,387  $ 56,970  $ 49,806
                           ==========  =========  ========  ========  ========
Net income...............  $   76,197  $  89,839  $ 22,010  $ 24,212  $ 20,037
Less:
  Net gain on sales of
   investments...........      27,824     52,825       221     1,646       506
Plus:
  Depreciation and
   amortization..........      17,938     13,283     7,864     7,080     6,097
  Provision for
   investment losses.....         --         --      2,000       --        --
  Minority interest......         972        --        --        --        --
                           ----------  ---------  --------  --------  --------
Funds from operations
 (1).....................  $   67,283  $  50,297  $ 31,653  $ 29,646  $ 25,628
                           ==========  =========  ========  ========  ========
Net cash flows generated
 from operating
 activities..............  $   63,818  $  47,887  $ 27,068  $ 31,063  $ 24,121
Net cash flows used in
 investing activities....  $ (235,293) $(132,082) $ (3,820) $(66,740) $(57,430)
Net cash flows from
 financing activities....  $  175,507  $  68,322  $(11,077) $ 25,821  $ 42,216
Dividends to common
 shareholders and
 distributions to
 minority members........  $   52,035  $  39,849  $ 27,596  $ 26,210  $ 23,659
Weighted average number
 of shares outstanding...      35,750     30,520    21,905    21,840    20,150
Weighted average number
 of shares outstanding
 assuming dilution (2)...      36,610     30,790    21,935    21,870    20,195
Shares outstanding at end
 of period...............      41,740     32,880    21,940    21,850    21,830
PER SHARE DATA:
Income excluding gain on
 sales of investments....  $     1.35  $    1.21  $   1.00  $   1.03  $   0.97
Net gain on sales of
 investments.............        0.78       1.73      0.01      0.08      0.02
                           ----------  ---------  --------  --------  --------
Net income...............  $     2.13  $    2.94  $   1.01  $   1.11  $   0.99
                           ==========  =========  ========  ========  ========
PER SHARE DATA--ASSUMING
 DILUTION (2):
Income excluding gain on
 sales of investments....  $     1.35  $    1.20  $   0.99  $   1.03  $   0.97
Net gain on sales of
 investments.............        0.76       1.72      0.01      0.08      0.02
                           ----------  ---------  --------  --------  --------
Net income assuming
 dilution................  $     2.11  $    2.92  $   1.00  $   1.11  $   0.99
                           ==========  =========  ========  ========  ========
Dividends to common
 shareholders............  $     1.38  $    1.33  $   1.26  $   1.20  $   1.20
FINANCIAL POSITION
Total assets.............  $1,341,898  $ 783,714  $354,895  $343,853  $293,628
Real estate portfolio,
 before depreciation.....  $1,346,923  $ 816,389  $371,438  $373,676  $310,003
Cash and short-term
 investments.............  $    4,216  $     184  $ 16,057  $  3,887  $ 13,742
Long-term debt...........  $  541,367  $ 311,985  $112,290  $ 97,169  $ 45,416
Minority interest........  $   76,066        --        --        --        --
Shareholders' equity.....  $  707,495  $ 464,114  $239,248  $243,436  $245,156

--------
Footnotes are on the following page.

(1) Management considers Funds from Operations ("FFO") to be an appropriate supplemental measure of the performance of an equity REIT because it is predicated on cash flow analyses which facilitate an understanding of the operating performances of the Company's properties without giving effect to non-cash items such as depreciation. FFO is defined by the National Association of Real Estate Investment Trusts as net income or loss (computed in accordance with generally accepted accounting principles) excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, and therefore should not be considered a substitute for net income as a measure of results of operations or for cash flow from operations as a measure of liquidity. Additionally, the application and calculation of FFO by other REITs may vary materially from that of the Company, and therefore the Company's FFO and the FFO of other REITs may not be directly comparable.
(2) Effective in 1997, the calculation of earnings per share was changed by Statement of Financial Accounting Standards No. 128. This Statement requires disclosure of the impact of the assumed conversion of stock options and other dilutive securities, if any.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  BRE Properties, Inc. ("BRE" or the "Company") is a real estate investment trust which primarily owns and internally manages a portfolio of apartment communities in 12 major markets of the Western United States. The Company's revenues consist primarily of rental income (93% of total revenues in 1997, 92% in 1996 and 96% in 1995) derived from its portfolio of income-producing properties. The policy of the Company is to emphasize cash flows from operations rather than the realization of capital gains through property dispositions. As dispositions of real estate assets are made, the Company typically seeks to reinvest net proceeds from sales in apartment communities pursuant to its strategic plan.

  The Company's strategic plan emphasizes equity investments in apartment communities located across Western markets. Pursuant to this strategy, in November 1997 the Company acquired certain assets and operations of Trammell Crow Residential-West ("TCRW") (the "Transaction") which added 17 completed properties totaling 4,786 units, eight properties under development comprising approximately 2,445 units and management experience in development and construction. Further, the Company merged with Real Estate Investment Trust of California in 1996 (the "Merger) which added 22 apartment communities (totaling 3,581 units) and 18 commercial and retail properties to the portfolio. The Merger also provided increased depth in management and other resources which allowed the Company to internalize property management during 1996. As planned, in keeping with its investment focus, the Company had divested all but five of its commercial and retail properties (i.e., non-apartment investments) at December 31, 1997.

  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, including those discussed elsewhere in this annual report, that could cause actual results to differ materially from those projected.

                             RESULTS OF OPERATIONS
        COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

GENERAL

  The results of operations for the two years ended December 31, 1997 were significantly affected by acquisitions of apartment communities and the repositioning of the Company's portfolio through the sale of commercial and retail properties. The 1997 results include an entire year of revenue and expense from the assets acquired in the Merger with Real Estate Investment Trust of California, while the 1996 results include such items only from March 15, 1996. The 1997 results also include a full year of revenue and expense for other properties acquired in 1996, and the partial year of 1997 acquisitions, including the TCRW Transaction. During 1997, the Company substantially completed the strategic repositioning of the portfolio to concentrate on apartment communities; approximately $110,000,000 in gross sales proceeds, primarily from the sale of commercial and retail assets, were received in 1997, significantly reducing the revenues received from such properties in 1997.

REVENUES

  Total revenues (excluding net gain on sales of investments in rental properties) were $137,761,000 in 1997, $101,651,000 in 1996 and $65,387,000 in
1995. Revenues in both 1997 and 1996 increased primarily as a result of the Merger and new multifamily property acquisitions and were offset in part by the disposition of certain retail and commercial properties. A summary of revenues for the years ended December 31, 1997, 1996 and 1995 follows:

                                    % OF TOTAL            % OF TOTAL            % OF TOTAL
                         1997 TOTAL  REVENUES  1996 TOTAL  REVENUES  1995 TOTAL  REVENUES
 (DOLLARS IN THOUSANDS)  ---------- ---------- ---------- ---------- ---------- ----------
Revenues:
Multifamily rental......  $122,936      89%     $ 77,834      77%     $49,918       76%
Commercial and retail
 rental.................     5,742       4        15,301      15       12,947       20
Other income............     9,083       7         8,516       8        2,522        4
                          --------     ---      --------     ---      -------      ---
  Total revenue.........  $137,761     100%     $101,651     100%     $65,387      100%
                          ========     ===      ========     ===      =======      ===

                                                              % CHANGE FROM
                                                                PRIOR YEAR
                                                              -----------------
                                                              1997   1996  1995
                                                              ----   ----  ----
   Multifamily rental........................................  58%    56%   23%
   Commercial and retail rental.............................. (62%)   18%   (9%)
   Other income..............................................   7%   238%   13%
   Total revenue.............................................  36%    55%   15%

  Multifamily rental revenues have increased in each of the last three years primarily due to property acquisitions. During 1997, the 17 assets acquired in the Transaction and five other acquisitions added $4,900,000 and $10,500,000, respectively, to multifamily revenues. Properties acquired in 1996 and held for all of 1997 added $27,100,000 to 1997 revenues incrementally. On a same-store basis (i.e. those properties owned by BRE for all of 1997 and 1996) revenues increased by $3,300,000, or approximately 8% due largely to an increase in average rental rates of 6%; occupancy was stable. During 1996, the 22 apartment communities acquired in the Merger and nine other direct apartment investments contributed approximately $21,200,000 and $10,400,000, respectively, to multifamily revenue. This revenue increase was offset in part by the sale of the Westlake Village land lease property in 1996. Further, same-store revenues (those properties owned by BRE for all of 1995 and 1996) increased by approximately $2,000,000, or 5%, due largely to an increase in occupancy of 3% and average rental rates of 4%.

  Revenues from commercial and retail properties decreased 62% in 1997, compared to 1996, due to the sale of ten such properties. Revenues increased 18% in 1996 when compared to 1995, primarily due to the 18 properties in these categories acquired by the Company in the Merger (which properties contributed approximately $5,500,000 in revenues during 1996), offset in part by the loss of revenues from property sales. Commercial and retail revenues as a percentage of total revenues have declined in each of the last three years as a result of the Company's strategy emphasizing redeployment of these investments into apartment communities.

  Portfolio occupancy rates as of December 31, 1997, 1996 and 1995 were:

                                                                  1997  1996  1995
                                                                  ----  ----  ----
   Multifamily...................................................  95%   96%   93%
     Number of properties........................................  74    54    25
     Commercial and retail.......................................  99%   93%   96%
     Number of properties........................................   5    15    11

  For multifamily properties, portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. For commercial and retail properties, portfolio occupancy is calculated by dividing the total occupied square footage by the total rentable square footage in the portfolio.

  The following table summarizes, by property classification, portfolio acquisitions and dispositions for the years ended December 31, 1997, 1996 and 1995 (dollar amounts are gross acquisition costs in the case of acquisitions and gross sales prices in the case of property sales):

ACQUISITION/DISPOSITION SUMMARY

                                              1997         1996        1995
                                          ------------ ------------ -----------
                                           #     $      #     $      #     $
           (DOLLARS IN THOUSANDS)         --- -------- --- -------- --- -------
   Multifamily
     Property acquisitions (1)...........  22 $537,700  30 $446,412   2 $16,023
     Property dispositions...............   2   12,550   1   58,000 --      --
   Commercial and retail
     Property acquisitions (2)........... --       --   18   56,443 --      --
     Property dispositions...............  10   97,300  14   49,600   2  15,406

--------
(1) Includes, for 1997, 17 properties acquired in the Transaction with an aggregate consolidated cost of approximately $386,000,000, held by newly formed subsidiaries of BRE. The 1996 amounts include 22 properties acquired in the Merger with an aggregate cost of $216,612,000. Both the Transaction and the Merger were accounted for under the purchase method of accounting.
(2) Represents, for 1996, 18 properties acquired in the Merger with an aggregate cost of $56,443,000, as determined under the purchase method of accounting.

EXPENSES

 Real Estate Expenses

  A summary of real estate expenses for the years ended December 31, 1997, 1996 and 1995 follows:

                                                1997        1996        1995
                                             ----------- ----------- -----------
   Multifamily.............................. $44,049,000 $29,310,000 $17,034,000
   Commercial and retail....................     522,000   1,720,000   4,506,000
                                             ----------- ----------- -----------
   Total.................................... $44,571,000 $31,030,000 $21,540,000
                                             =========== =========== ===========

  Real estate expenses for rental properties (which include maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) increased by $13,541,000 (44%) in the year ended December 31, 1997 as compared to the year ended December 31, 1996 due largely to acquisitions in 1997 and the expenses for an entire year for properties acquired in 1996. Real estate expenses for the year ended December 31, 1996 increased 44% to $31,030,000 from 1995 primarily due to expenses of properties acquired in the Merger and other multifamily property acquisitions. Multifamily real estate expenses as a percentage of multifamily rental revenues (after adjustment for net leased land revenue) decreased from 38.8% in 1995 to 37.6% in 1996 and to 35.8% in 1997. Although not measurable with precision, management believes that this decrease resulted in part from the internalization of property management and economies of scale derived from increased concentration of assets in the Company's markets.

 Provision For Depreciation and Amortization

  The provision for depreciation and amortization increased by $4,655,000 for the year ended December 31, 1997 as compared to 1996 and increased $5,419,000 for the year ended December 31, 1996 from that of 1995. The increase in these years resulted from additional depreciation on properties acquired in the Transaction, the Merger and additional multifamily property acquisitions. Depreciation expense for 1997 includes such expense on properties acquired in the Transaction from November 18 to December 31, 1997 and does not include any depreciation expense on the eight properties under construction because such properties were not placed in service in 1997. Further, during 1997 and 1996, dispositions of commercial and retail properties generally resulted in a higher depreciable base (and depreciation expense) as the cost basis plus the realized gain was reinvested.

 Interest expense

  Interest expense increased $5,281,000 to $21,606,000 in 1997 which amount is net of $1,178,000 of capitalized interest for construction in progress. The increase is due to additional debt assumed and incurred in the Transaction of approximately $280,000,000, interest on the $50 million unsecured notes due 2007, a full year of interest on debt totaling $95,400,000 assumed in the Merger and interest on subsequent borrowings on the Company's lines of credit used to fund the acquisition of multifamily properties. The 1997 interest expense was partially offset by the paydown of balances on the Company's lines of credit using net proceeds from equity offerings in 1997 totaling approximately $109,900,000 and net proceeds from sales of investments in rental properties of approximately $105,318,000. Interest expense was $16,325,000 net of $269,000 of capitalized interest for the year ended December 31, 1996, up from $7,973,000 in 1995. This increase was due primarily to interest on indebtedness assumed in the Merger and interest on subsequent borrowings on the Company's lines of credit to fund multifamily property acquisitions.

 General and Administrative

  General and administrative costs were as follows for the three years ended December 31, 1997, 1996 and 1995:

                                                YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
   General and administrative expenses..... $4,301,000  $3,999,000  $4,221,000
   As a percentage of total revenues.......        3.1%        3.9%        6.5%

  The decrease in these costs as a percentage of revenues in 1997 compared to 1996 is due primarily to efficiencies in the administration of a larger portfolio with revenues 36% higher in 1997 compared to 1996; the decrease in 1996 compared to 1995 incorporates a full year of results based on reductions in costs of administering the Company's day-to-day operations due to, among other things, the reorganization of the Company's asset management staff to handle direct property management duties previously handled by outside property management firms and, to a lesser extent, improved efficiencies in operating systems, computer systems and software upgrades. The 1995 expense amount also reflects a reallocation of certain costs previously included in general and administrative expense to real estate expense commencing August 1, 1995.

 Provision for possible investment losses

  During the quarter ended June 30, 1995, the Company recorded a $2,000,000 provision for possible investment losses; $1,750,000 was charged against the investment in the Pomona Warehouse property (which was sold in the quarter ended December 31, 1995) to reflect management's estimate of permanent impairment in value (which impairment was based on the expected sales value). The remaining amount is currently available to provide for possible losses on mortgage loans.

 Net Gain on Sales of Investments in Rental Properties

  The net gain on sales in 1997 was $27,824,000, primarily due to the sale of the Villa Serra, Central, Santa Fe Springs and Hub properties for a total price of approximately $80,500,000. The net gain on sales in 1996 of approximately $52,825,000 was primarily due to the sale of the Westlake Village land leased property and the 525 Almanor industrial warehouse property for a total price of approximately $64,300,000. Certain of these sales were structured as tax-deferred exchanges, with the proceeds applied toward new investments in apartment communities. As of December 31, 1997, the Company had gains on sales totaling approximately $139,000,000 which have been deferred for federal and state income tax purposes since the Company's organization in 1970.

 Net Income

  Net income was $76,197,000, $89,839,000 and $22,010,000 for the years ended
December 31, 1997, 1996 and 1995, respectively. The decrease in the year ended 1997 as compared to 1996 is due largely to lower gains on sales of investments in rental properties; this decrease was offset in part by contributions to net income from properties acquired. The increase from the year ended December 31, 1995 to 1996 is due primarily to the gain on sales of rental properties in 1996 and contributions to net income from properties acquired.

 Impact of Inflation

  Over 89% of the Company's total revenues for 1997 were derived from apartment properties. Due to the short-term nature of most apartment leases (typically one year or less), the Company may seek to adjust rents to mitigate the impact of inflation upon renewal of existing leases or commencement of new leases, although there can be no assurance that the Company will be able to adjust rents in response to inflation. In addition, occupancy rates may also fluctuate due to short-term leases that permit apartment residents to leave at the end of each lease term at minimal cost to the resident.

 Year 2000 Considerations

  Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities.

  The Company has completed an assessment which will replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total estimated Year 2000 project cost is estimated to be approximately $200,000 and such costs will be expensed according to the Company's existing policy. The Company expects to complete the necessary software replacement largely using existing employees.

  The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with the conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

  The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived from numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties, as well as the effects upon third parties who do business with the Company.

 Liquidity and Capital Resources

  At December 31, 1997, the Company's cash and cash equivalents totaled $4,216,000, up from $184,000 at the end of 1996. Borrowings under the Company's lines of credit totaled $186,000,000 at December 31, 1997, compared to $124,000,000 at December 31, 1996. Lines of credit are available to pay dividends to shareholders, distributions to minority members, to fund capital improvements and operating expenses, as well as to fund property acquisitions and development. The Company typically reduces lines of credit with available cash balances.

  Borrowings of up to $300,000,000 are available under the Company's lines of credit, with $114,000,000 available at December 31, 1997. The current lines of credit expire in June 2000 as to $265,000,000 and April 2000 as to $35,000,000. The lines of credit bear interest at prime or LIBOR plus .70%. Costs of the lines of credit are 0.125% per annum on the total commitment amount and a fee of 0.125% per annum as to unused amounts on the $35,000,000 line.

  Pursuant to the TCRW Transaction, the Company assumed approximately $120,000,000 of secured indebtedness at interest rates ranging from 6.1% to 9.3% with maturities ranging from one to ten years. Approximately $23,400,000 of this amount is tax-exempt variable rate debt. At December 31, 1997, the Company also had total outstanding mortgage indebtedness of $232,367,000 at interest rates ranging from 6.1% to 9.3%, with remaining terms of from one to 30 years.

  Additionally, the Company had $73,000,000 of unsecured indebtedness at December 31, 1997 with an interest rate of 7.44% per annum as to $55,000,000 and 7.88% per annum as to $18,000,000. This indebtedness is to be repaid through scheduled principal payments in the years from 2000 to 2005. The Company also had $50,000,000 outstanding principal amount of unsecured notes due 2007, with an effective interest rate, reflecting the settlement of a treasury lock swap agreement, underwriting fees and other costs, of approximately 7.8%.

  For additional information regarding the Company's lines of credit, unsecured notes payable and mortgage loans payable, including scheduled principal payments over the next five years, see Notes 5 and 6 to Notes to the Consolidated Financial Statements. Certain of the Company's indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. The Company was in compliance with all such covenants during the year ended December 31, 1997.

  The Company purchased 22 apartment investments (including those acquired in the Transaction) for a total purchase price of approximately $537,700,000 in 1997. These acquisitions were funded with the issuance of common shares (totaling approximately $109,900,000), proceeds of property sales (totaling approximately $105,300,000), assumption of debt, the issuance of minority interest in subsidiaries and additional borrowings under the Company's lines of credit.

  The 17 completed properties acquired in the TCRW Transaction are held through newly-formed or newly-acquired subsidiaries of BRE. These include BRE Property Investors LLC (the "Operating Company"), a Delaware limited liability company, which acquired properties with a book value of approximately $430 million, and Blue Ravine Investors LLC ("Blue Ravine"), a Delaware limited liability company which acquired a single property with a book value of approximately $30 million. BRE is the sole managing member of the Operating Company, and as of December 31, 1997 owned an approximately 70% equity interest therein. The remaining equity interests in the Operating Company (all of which will be exchangeable at the option of the holders thereof, commencing on November 18, 1998, into common shares or, at the option of BRE, cash in an amount equal to the market value of such common shares at the time of exchange) are owned by other, non-managing members of the Operating Company. BRE also holds an approximately 88% equity interest in and is the sole managing member of Blue Ravine. The equity interests issued by Blue Ravine will be exchangeable for common shares

(or at BRE's option, cash) upon terms similar to those applicable to the Operating Company. It is expected that Blue Ravine will be merged with and into the Operating Company, with the Operating Company as the surviving entity, on or after November 30, 1998. Upon such merger, the equity interests issued by Blue Ravine will be exchanged into a like number of equity interests in the Operating Company.

  Under the terms of the limited liability company agreement governing the operations of the Operating Company (the "LLC Agreement"), the non-managing members are entitled to receive certain distributions of cash prior to the Company. If the Operating Company's cash available for distribution is not sufficient to permit such priority distributions, the Company is required to make certain capital contributions to the Operating Company. The Operating Company is also required to maintain certain debt service coverage, debt-to-asset and other financial ratios intended to protect the members' rights to receive priority distributions, and under the terms of the LLC Agreement, among other items, the properties owned by the Operating Company may not be sold in a taxable transaction without the consent of the non-managing members prior to certain dates ranging from one to ten years from the closing of the Transaction. The limited liability company agreement governing the operations of Blue Ravine contains substantially similar terms and provisions to that of the Operating Company. The Operating Company has also guaranteed repayment of the Company's $300 million lines of credit.

  In connection with the Transaction, the Company, through the Operating Company, also acquired eight communities comprising approximately 2,445 units in various stages of construction. These communities had a book value at December 31, 1997 of approximately $81,200,000 and an estimated cost to complete of $107,000,000. Further, between 209,198 and 627,594 units of interest in the Operating Company (valued at between $6 million and $17 million using the Contribution Agreement's value of $26.93 per unit) are issuable in connection with the completion of certain budget and schedule objectives relating to these communities. Upon issuance, these units will also be exchangeable into common shares of the Company on a 1:1 basis or cash. There can be no assurance that these communities will be completed within the budget and timeframe established.

  The Company believes that its cash flow and cash available from lines of credit will be sufficient to meet its short-term liquidity needs during 1998, including normal recurring expenses, debt service requirements, completion of construction in progress, budgeted expenditures for improvements to certain properties and distributions required to maintain the Company's REIT qualification under the Internal Revenue Code. However, the Company anticipates that it will continue to require outside sources of financing to meet its long-term liquidity needs, such as scheduled debt repayments and property acquisitions. In February, 1998 the Company issued $130,000,000 principal amount of unsecured notes due 2013. These unsecured notes have an effective interest rate of approximately 7.3%, after taking into account the cost of settlement of a treasury rate lock agreement and other closing costs. Net proceeds from this debt issuance were used to pay down outstanding balances on the Company's lines of credit.

DIVIDENDS

  A cash dividend has been paid to shareholders each quarter since the Company's inception in 1970. Dividends per share were $1.38 in 1997, $1.33 in 1996 and $1.26 in 1995. Total dividends paid to shareholders for the three years ended December 31, 1997, 1996 and 1995 were $51,063,000, $39,849,000 and
$27,596,000, respectively. Distributions to minority members were $972,000 in 1997; there were no minority members in 1996 or 1995.

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

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Executive Officers. See "Executive Officers of the Registrant" in Part I of this report.

(b) Directors. The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, relating to the Company's 1998 Annual Meeting of Shareholders, under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Securities and Exchange Commission within 120 days of December 31, 1997. A summary of the directors and their principal business for the last five years follows:

   John McMahan         Chairman of the Board of the Company. Managing
                        Principal, The McMahan Group, real estate strategic
                        management consultants, since 1996. President, John
                        McMahan Associates, Inc., a management consulting firm,
                        and McMahan Real Estate Securities, Inc., a real estate
                        investment firm, 1994 to 1996. President and Chief
                        Executive Officer, Mellon/McMahan Real Estate Advisors,
                        Inc., a real estate advisory firm, 1990- 94.
   William E. Borsari   Chairman or President, The Walters Management Company,
                        a real estate asset management company, for more than
                        five years.
   C. Preston Butcher   President and Chief Executive Officer, Lincoln Property
                        Company, N.C., Inc., a real estate developer, and
                        President and Chief Executive Officer, Lincoln Property
                        Company Management Services, Inc., a real estate
                        management company, for more than five years. Director,
                        The Charles Schwab Corporation.
   L. Michael Foley     Principal, L. Michael Foley and Associates, real estate
                        and corporate consulting, since 1996. Senior Vice
                        President and Chief Financial Officer, Coldwell Banker
                        Corporation, 1995-1996. Chairman and Chief Executive
                        Officer, Sears Savings Bank, 1989-93. Senior Executive
                        Vice President, Coldwell Banker Real Estate Group,
                        Inc., 1986-93. Executive Vice President, Homart
                        Development Co., 1983-1993.
   Roger P. Kuppinger   Financial advisor to public and private companies,
                        since February 1994. Senior Vice President and Managing
                        Director, Sutro & Co., Inc., an investment banking
                        company, from 1969 to February 1994. Director, Realty
                        Income Corporation.
   Frank C. McDowell    President and Chief Executive Officer of the Company,
                        since June 1995. Chief Executive Officer and Chairman
                        of Cardinal Realty Services, Inc., 1992-95. Senior Vice
                        President, Head of Real Estate, First Interstate Bank
                        of Texas, 1988-92.
   Gregory M. Simon     Self employed as a private investor, since 1991. Senior
                        Vice President, H.F. Ahmanson & Co. and Home Savings of
                        America, from 1983 to 1991. Officer and Director,
                        Golden Orange Broadcasting, a privately held
                        corporation.
   Arthur G. von Thaden President and Chief Executive Officer of the Company
                        from 1970 to June 1995. Chief Executive Officer,
                        BankAmerica Realty Services, Inc., a real estate
                        investment advisory firm, from 1970 to 1987.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, relating to the Company's 1998 Annual Meeting of Shareholders, under the headings "Executive Compensation and Other Information" and "Board and Committee Meetings; Compensation of Directors," to be filed with the Securities and Exchange Commission within 120 days of December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

  The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, relating to the Company's 1998 Annual Meeting of Shareholders, under the headings "Security Ownership of Management" and "Principal Shareholders," to be filed with the Securities and Exchange Commission within 120 days of December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, relating to the Company's 1998 Annual Meeting of Shareholders, under the headings "Stock Loans" and "Employment Contracts and Termination of Employment and Change in Control Arrangements-Mr. McDowell-Stock Loan," to be filed with the Securities and Exchange Commission within 120 days of December 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

  1. Financial Statements:

      Report of Independent Auditors

      Consolidated Balance Sheets at December 31, 1997 and 1996

      Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

      Notes to Consolidated Financial Statements

  2. Financial Statement Schedule:

      Schedule III Real Estate and Accumulated Depreciation

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

  3. See Index to Exhibits immediately following the Financial Statements. Each of the exhibits listed is incorporated herein by reference.

(b) Reports on Form 8-K:

     On October 15, 1997, the Company filed a Report on Form 8-K concerning a definitive agreement to acquire certain assets and operations of Trammell Crow Residential-West. No financial statements were filed.

     On November 24, 1997, the Company filed a Report on Form 8-K concerning the completion of the acquisition of certain assets and operations of Trammell Crow Residential-West. Financial statements were filed.

     On December 18, 1997, the Company filed a Report on Form 8-K concerning a line of credit agreement and limited liability agreements for two subsidiaries of the Company.

(c) Exhibits

     See Index to Exhibits.

(d) Financial Statement Schedules

    See Index to Financial Statements and Financial Statement Schedule.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Bre Properties, Inc.

                                                   /s/ Frank C. McDowell
                                          By___________________________________
                                                     FRANK C. MCDOWELL

Dated March 24, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

              SIGNATURE                        TITLE                DATED

        /s/ Frank C. McDowell          President and            March 24, 1998
-------------------------------------   Director (Principal
          FRANK C. MCDOWELL             Executive Officer)

        /s/ LeRoy E. Carlson           Executive Vice           March 24, 1998
-------------------------------------   President
          LEROY E. CARLSON              (Principal
                                        Financial and
                                        Accounting Officer)

          /s/ John McMahan             Chairman and             March 24, 1998
-------------------------------------   Director
            JOHN MCMAHAN

       /s/ William E. Borsari          Director                 March 24, 1998
-------------------------------------
         WILLIAM E. BORSARI

       /s/ C. Preston Butcher          Director                 March 24, 1998
-------------------------------------
         C. PRESTON BUTCHER

        /s/ L. Michael Foley           Director                 March 24, 1998
-------------------------------------
          L. MICHAEL FOLEY

       /s/ Roger P. Kuppinger          Director                 March 24, 1998
-------------------------------------
         ROGER P. KUPPINGER

        /s/ Gregory M. Simon           Director                 March 24, 1998
-------------------------------------
          GREGORY M. SIMON

      /s/ Arthur G. von Thaden         Director                 March 24, 1998
-------------------------------------
        ARTHUR G. VON THADEN

                        REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Directors of
BRE Properties, Inc.:

  We have audited the accompanying consolidated balance sheets of BRE Properties, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, cash flows and the related financial schedule for each of the three years in the period ended December 31, 1997. These financial statements and the related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the related financial schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRE Properties, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

San Francisco, California
January 14, 1998

                              BRE PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,
                                                           --------------------
                                                              1997       1996
                                                           ----------  --------
Investments in rental properties:
 Multifamily.............................................  $1,248,012  $710,240
 Commercial and retail...................................      11,929   103,528
 Construction in progress................................      84,202       --
 Less: Accumulated depreciation and amortization.........     (49,721)  (49,690)
                                                           ----------  --------
                                                            1,294,422   764,078
Investments in limited partnerships......................       2,780     2,621
                                                           ----------  --------
 Real estate portfolio...................................   1,297,202   766,699
Mortgage loans, net......................................       4,871     9,716
                                                           ----------  --------
                                                            1,302,073   776,415
Cash and short-term investments..........................       4,216       184
Funds held in escrow.....................................      15,833       --
Other assets.............................................      19,776     7,115
                                                           ----------  --------
  Total assets...........................................  $1,341,898  $783,714
                                                           ==========  ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage loans payable...................................  $  232,367  $114,985
Unsecured senior notes...................................     123,000    73,000
Unsecured lines of credit................................     186,000   124,000
Accounts payable and other liabilities...................      16,970     7,615
                                                           ----------  --------
  Total liabilities......................................     558,337   319,600
Minority interest........................................      76,066       --
Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares autho-
 rized.
 No shares outstanding at December 31, 1997 or 1996......         --        --
Common stock, $.01 par value, 100,000,000 shares autho-
 rized in 1997, 50,000,000 shares authorized in 1996.
 Shares issued and outstanding: 41,738,704 at December
 31, 1997; 32,879,741 at December 31, 1996...............         417       329
Additional paid-in capital...............................     605,833   387,674
Accumulated net income in excess of cumulative divi-
 dends...................................................     101,245    76,111
                                                           ----------  --------
  Total shareholders' equity.............................     707,495   464,114
                                                           ----------  --------
  Total liabilities and shareholders' equity.............  $1,341,898  $783,714
                                                           ==========  ========

                 See Notes to Consolidated Financial Statements

                              BRE PROPERTIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                         1997    1996    1995
(IN THOUSANDS, EXCEPT PER SHARE DATA)                  -------- ------- -------
REVENUE
Rental income:
 Multifamily.......................................... $122,936 $77,834 $49,918
 Commercial and retail................................    5,742  15,301  12,947
Other income..........................................    9,083   8,516   2,522
                                                       -------- ------- -------
  Total revenue.......................................  137,761 101,651  65,387
                                                       -------- ------- -------
EXPENSES
Real estate expenses..................................   44,571  31,030  21,540
Provision for depreciation and amortization...........   17,938  13,283   7,864
Interest expense......................................   21,606  16,325   7,973
General and administrative............................    4,301   3,999   4,221
Provision for possible investment losses..............      --      --    2,000
                                                       -------- ------- -------
  Total expenses......................................   88,416  64,637  43,598
                                                       -------- ------- -------
Income before gain on sales of investments in rental
 properties and minority interest.....................   49,345  37,014  21,789
Net gain on sales of investments in rental proper-
 ties.................................................   27,824  52,825     221
                                                       -------- ------- -------
Income before minority interest.......................   77,169  89,839  22,010
Minority interest in income...........................      972     --      --
                                                       -------- ------- -------
  Net Income.......................................... $ 76,197 $89,839 $22,010
                                                       ======== ======= =======
Earnings per common share:
 Income excluding net gain on sales of investments in
  rental properties................................... $   1.35 $  1.21 $  1.00
 Net gain on sales of investments in rental proper-
  ties................................................ $   0.78 $  1.73 $  0.01
                                                       -------- ------- -------
  Net income per common share......................... $   2.13 $  2.94 $  1.01
                                                       ======== ======= =======
Earnings per common share assuming dilution:
 Income excluding net gain on sales of investments in
  rental properties................................... $   1.35 $  1.20 $  0.99
 Net gain on sales of investments in rental proper-
  ties................................................ $   0.76 $  1.72 $  0.01
                                                       -------- ------- -------
  Net income per common share--assuming dilution...... $   2.11 $  2.92 $  1.00
                                                       ======== ======= =======

                 See Notes to Consolidated Financial Statements

                              BRE PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                (IN THOUSANDS, EXCEPT PER
                                                       SHARE DATA)
                                                 1997       1996       1995
                                               ---------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................... $  76,197  $  89,839  $ 22,010
Adjustments to reconcile net income to net
 cash generated by operating activities:
  Net gain on sales of investments............   (27,824)   (52,825)     (221)
  Provision for depreciation and amortiza-
   tion.......................................    17,938     13,283     7,864
  Provision for possible investment losses....       --         --      2,000
  Minority interest...........................       972        --        --
  (Increase) decrease in other assets.........   (12,820)     1,522    (4,694)
  Increase (decrease) in accounts payable and
   other liabilities..........................     9,355     (3,932)      109
                                               ---------  ---------  --------
Net cash flows generated by operating activi-
 ties.........................................    63,818     47,887    27,068
                                               ---------  ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Apartments purchased from TCRW..............   (86,155)       --        --
  Construction in progress -- purchased from
   TCRW.......................................   (74,389)       --        --
  Other apartments purchased..................  (152,700)  (230,967)  (16,023)
  (Increase) decrease in funds held in es-
   crow.......................................   (15,833)       --        --
  Additions to construction in progress.......    (9,813)       --        --
  Capital expenditures - multifamily..........    (1,542)      (748)     (505)
  Capital expenditures - commercial and re-
   tail.......................................      (446)      (757)   (1,662)
  Rehabilitation expenditures.................    (4,578)       --        --
  Mortgage loans receivable advanced..........    (5,950)    (4,268)   (1,195)
  Mortgage loans receivable repayments........    10,795        279       159
  Proceeds from sales of property, net........   105,318    104,379    15,406
                                               ---------  ---------  --------
Net cash flows used in investing activities...  (235,293)  (132,082)   (3,820)
                                               ---------  ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage loans payable:
    New mortgage loans........................       --         --     16,227
    Principal payments........................    (2,736)    (1,450)   (1,107)
  Proceeds from issuance of unsecured notes...    50,000        --        --
  Lines of credit:
    Advances..................................   240,500    127,300       --
    Principal repayments......................  (178,500)   (21,500)      --
  Proceeds from equity offerings, net.........   109,903        --        --
  Proceeds from exercises of options..........     8,375      3,821     1,399
  Distribution to minority members............      (972)       --        --
  Dividends paid..............................   (51,063)   (39,849)  (27,596)
                                               ---------  ---------  --------
 Net cash flows generated by (used in) financ-
  ing activities..............................   175,507     68,322   (11,077)
                                               ---------  ---------  --------
 Increase (decrease) in cash and short-term
  investments.................................     4,032    (15,873)   12,171
 Balance at beginning of period...............       184     16,057     3,886
                                               ---------  ---------  --------
Balance at end of period...................... $   4,216  $     184  $ 16,057
                                               =========  =========  ========

                 See Notes to Consolidated Financial Statements

                              BRE PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                  YEARS ENDED DECEMBER 31,
                                             -----------------------------------
                                                (DOLLAR AMOUNTS IN THOUSANDS)
                                                1997        1996        1995
                                             ----------- ----------- -----------
COMMON STOCK SHARES
 Balance at beginning of year..............   32,879,741  21,941,730  21,850,966
 Issuance of shares pursuant to purchase
  transactions.............................    3,713,331  10,684,436         --
 Restricted shares granted and stock op-
  tions exercised..........................      364,752     246,451      90,764
 Shares issued pursuant to dividend rein-
  vestment plan............................      101,951       7,124         --
 Issuance of shares pursuant to equity of-
  ferings..................................    4,678,929         --          --
                                             ----------- ----------- -----------
  Balance at end of year...................   41,738,704  32,879,741  21,941,730
                                             =========== =========== ===========
COMMON STOCK
 Balance at beginning of year..............  $       329 $       219 $       219
 Issuance of shares pursuant to purchase
  transactions.............................           37         107         --
 Restricted shares granted and stock op-
  tions exercised..........................            4           3         --
 Issuance of shares pursuant to dividend
  reinvestment plan........................            1         --          --
 Issuance of shares pursuant to equity of-
  ferings..................................           46         --          --
                                             ----------- ----------- -----------
  Balance at end of year...................          417         329         219
                                             =========== =========== ===========
ADDITIONAL PAID-IN CAPITAL
 Balance at beginning of year..............      387,674     212,908     211,510
 Issuance of shares pursuant to purchase
  transactions.............................       99,932     170,948         --
 Restricted shares granted and stock op-
  tions exercised..........................        5,764       3,681       1,398
 Issuance of shares pursuant to dividend
  reinvestment plan........................        2,606         137         --
 Issuance of shares pursuant to equity of-
  ferings..................................      109,857         --          --
                                             ----------- ----------- -----------
  Balance at end of year...................      605,833     387,674     212,908
                                             ----------- ----------- -----------
ACCUMULATED NET INCOME IN EXCESS OF CUMULA-
 TIVE DIVIDENDS
 Balance at beginning of year..............       76,111      26,121      31,707
 Net income for year.......................       76,197      89,839      22,010
 Cash dividends paid: $1.38 per share for
  the year ended December 31, 1997, $1.3295
  per share for the year ended December 31,
  1996 and $1.26 per share for the year
  ended December 31, 1995..................     (51,063)    (39,849)    (27,596)
                                             ----------- ----------- -----------
  Balance at end of year...................      101,245      76,111      26,121
                                             ----------- ----------- -----------
Total shareholders' equity.................  $   707,495 $   464,114 $   239,248
                                             =========== =========== ===========

  For the years ended December 31, 1997, 1996 and 1995, the federal income tax components of its dividends are as follows (unaudited):

                                                          UNRECAPTURED
                                                          ------------
                         ORDINARY 28% CAPITAL 20% CAPITAL SECTION 1250 RETURN OF
                         -------- ----------- ----------- ------------ ---------
                          INCOME     GAIN        GAIN         GAIN      CAPITAL
                         -------- ----------- ----------- ------------ ---------
December 31, 1997.......    83%        13%          2%          2%          0%
December 31, 1996.......    92%         1%        --          --            7%
December 31, 1995.......    94%       --          --          --            6%

                 See Notes to Consolidated Financial Statements

                             BRE PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY

  BRE Properties, Inc. ("BRE" or "the Company") is a self-administered real estate investment trust ("REIT") which owns and operates multifamily communities and other income producing properties in the Western United States. At December 31, 1997, BRE's portfolio owned directly or through subsidiaries consisted of 82 properties, including 74 multifamily communities (aggregating 18,569 units), five commercial and retail properties and three properties held in partnerships in which BRE is a limited partner. Of these properties, 42 were located in California, 23 in Arizona, six in Washington, four in Nevada, three in Utah, two in New Mexico, and two in Oregon. Additionally, at December 31, 1997, there were eight properties under development aggregating 2,445 units.

 Transaction with Trammell Crow Residential-West

  On September 29, 1997, BRE entered into a definitive agreement (the "Contribution Agreement") to acquire certain real estate assets and operations of certain entities of Trammell Crow Residential Western Region ("TCRW") (the "Transaction"). On November 18, 1997, the Transaction was completed and BRE paid to certain entities a total of approximately $160 million in cash and $100 million in common stock based on a stock price of $26.93 per share as provided in the Contribution Agreement. Further, certain entities received 2,824,587 Operating Company Units ("OC Units") (valued at $76 million assuming a stock price of $26.93 per share) in BRE Property Investors LLC and Blue Ravine Investors LLC (collectively, the "Operating Company"), limited liability companies and subsidiaries of BRE, exchangeable into common stock on a 1:1 basis. The Operating Company also assumed approximately $120 million in debt. BRE Property Investors LLC and Blue Ravine Investors LLC are newly formed, majority-owned subsidiaries of BRE; BRE is the sole managing member of each, and owned an approximately 70% and 88% interest therein, respectively, at December 31, 1997. The TCRW Transaction is summarized as follows:

   Total consideration............................................ $460,835,000
   Less non-cash items:
     Common shares issued......................................... (100,000,000)
     Assumption of mortgages...................................... (120,118,000)
     Issuance of minority interest................................  (76,066,000)
     Other assets acquired........................................   (4,107,000)
                                                                   ------------
       Total cash paid............................................ $160,544,000
                                                                   ============
    Allocation of cash paid for presentation
     in the statement of cash flows:
     Construction in progress..................................... $ 74,389,000
     Operating properties purchased...............................   86,155,000
                                                                   ------------
       Total...................................................... $160,544,000
                                                                   ============

  The Operating Company units are held by members representing the minority interest. After November 1998, the members can exchange their units for common stock of BRE on a 1:1 basis. At BRE's option, these units may be converted into cash at the then-current stock price. The minority members are entitled to priority distributions regardless of the cash flow of the Operating Company. The Operating Company is also required to maintain certain financial ratios in order to protect the minority member's distributions. Further, the Company is restricted from selling assets of the Operating Company for a period of up to ten years. BRE Property Investors LLC has guaranteed the repayment of the Company's $300 million line of credit.

  The Contribution Agreement also provides for an additional issuance of between 209,198 and 627,594 in OC Units (valued at between $6 million and $17 million using the assumed value pursuant to the Contribution

                             BRE PROPERTIES, INC.

Agreement of $26.93 per unit); the actual amount of units to be issued is dependent upon the extent to which the development properties included in the Transaction attain completion schedules and budget objectives.

  TCRW contributed real estate assets consisting of 17 completed properties and eight properties in varying stages of development and construction. BRE anticipates incurring approximately $107 million to complete these properties as of December 31, 1997. In addition, BRE acquired TCRW's development, construction and third party management operations by the assignment of third party contracts and by BRE hiring certain key employees.

 Merger with Real Estate Investment Trust of California

  On March 15, 1996, Real Estate Investment Trust of California ("RCT") merged with and into BRE ("the Merger"). Following consummation of the Merger, BRE changed its state of incorporation from Delaware to Maryland, amended the BRE Certificate of Incorporation to authorize preferred stock, and approved the Amended and Restated Non-Employee Director Stock Option Plan. The Merger was completed in accordance with the terms and conditions of the Agreement and Plan of Merger dated October 11, 1995, as amended ("the Merger Agreement"). Under the terms of the Merger Agreement, upon the Merger, each issued and outstanding share of beneficial interest of RCT was converted into the right to receive 1.14 shares of BRE Common Stock. The Merger was unanimously approved by the Boards of both companies and by the requisite vote of the shareholders of both. The Merger has been accounted for in 1996 as a purchase business combination.

  Pursuant to the Merger with RCT on March 15, 1996, BRE (i) acquired $274,400,000 aggregate book value in equity investments in real estate, (ii) assumed secured and unsecured RCT notes payable of $95,400,000, and other liabilities totaling $8,000,000, and (iii) issued 10,684,436 shares of Common Stock valued at $171,000,000 for the conversion of RCT shares of beneficial interest.

 Equity Offering

  In May 1997, the Company issued 3,950,000 shares of common stock, for net proceeds of approximately $90,804,000. In December, 1997 the Company issued 728,929 shares of common stock for net proceeds of approximately $19,100,000.

 Debt Offering

  In June 1997, the Company issued $50 million in unsecured notes due 2007, with a coupon rate of 7.2% resulting, after related costs, in an effective rate of 7.8%.

2. ACCOUNTING POLICIES

 Consolidation

  The accompanying consolidated financial statements include the accounts of the Company, the Operating Company and other subsidiaries which hold title to individual properties. All significant intercompany balances and transactions have been eliminated in consolidation. Due to the Company's ability to control the Operating Company and other subsidiaries, it has been consolidated with the Company for financial reporting purposes.

 Rental property

  Rental property is recorded at cost less accumulated depreciation less an adjustment, if any, for impairment. Rental properties are evaluated for impairment when conditions may indicate that it is probable that the sum of

                             BRE PROPERTIES, INC.

expected future cash flows (undiscounted) from a rental property during the expected holding period is less than its carrying value. Upon determination that such impairment has occurred, rental properties are reduced to fair value. There were no properties where an adjustment for impairment in value was made in 1997 or 1996. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which range from 35 to 45 years for buildings and 5 to 25 years for other property.

  Development projects are considered placed in service when a certificate of occupancy is issued and property becomes ready for occupancy.

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

  In the normal course of business, BRE will receive offers for sale of its properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise which result in the withdrawal or rejection of the offer during this process. As a result, real estate is not classified as "held for sale" until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are currently under way. No properties are considered "held for sale" for this purpose as of December 31, 1997 or 1996.

 Rental expenses and capitalized costs

  For multifamily properties, costs of replacements, such as appliances, carpets and drapes, are expensed. Leasing commissions and tenant improvement costs for retail and commercial properties are expensed when the lease term is less than five years and are capitalized on leases of five years or more and amortized using the straight-line method over the lease terms, which range from 5 to 40 years. For all properties, improvements and betterments that increase the value of the property or extend its life are capitalized.

 Cash and short-term investments

  BRE considers highly liquid short-term investments with initial maturities of three months or less to be cash equivalents. Funds held in escrow are designated for the completion of tax-deferred exchanges and accordingly are not considered cash equivalents by BRE. Financial instruments that potentially subject BRE to concentrations of credit risk include cash, short-term investments and funds held in escrow. BRE places its cash deposits and temporary cash investments with creditworthy, high-quality financial institutions. Cash and cash-equivalent balances are held with various financial institutions and may at times exceed the applicable Federal Deposit Insurance Corporation limit of $100,000.

 Deferred costs

  Included in Other assets are costs incurred in obtaining debt financing that are deferred and amortized over the terms of the respective debt agreements. Related amortization expense is included in interest expense (non-

                             BRE PROPERTIES, INC.

cash) in the accompanying consolidated statements of income. Net deferred financing costs included in Other Assets in the accompanying balance sheets are $4,572,000 and $850,000 as of December 31, 1997 and 1996, respectively, the increase primarily due to costs related to the $50 million unsecured notes. Additionally, $4,107,000 was included in Other assets for contingent consideration related to the TCRW Transaction that, in the opinion of management, will likely be paid. This amount is being amortized to rental properties over the five-year term of the applicable provisions of the Contribution Agreement.

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

 Gains on sales of investments in rental properties

  Sales are generally recorded at the close of escrow or after title has been transferred to the buyer and after appropriate payments have been received and other criteria met.

 Fair value of financial instruments

  The fair values of BRE's financial instruments (including cash and other short-term investments, funds held in escrow, accounts receivable, mortgage loans receivable, accounts payable, other accrued expenses, mortgage loans payable, lines of credit and other financial instruments) approximate their carrying or contract values based on their nature, terms, and interest rates which approximate current market rates.

  During 1997, BRE acquired real estate using proceeds from the lines of credit, which proceeds were expected to be refinanced in part in February, 1998 (see Note 14). In connection with such acquisitions and anticipated refinancing, in November 1997, BRE entered into a treasury rate lock with a major financial institution in the notional amount of $100,000,000 which is expected to be settled in February 1998. BRE did not provide any collateral for this transaction. The rate is fixed at 5.9% as compared to the rate on a United States Government 10-Year Treasury Note due August 15, 2007 with a coupon rate of 6.125%. The agreement acts to effectively lock in the borrowing cost associated with the debt issuance. The change in the value of the treasury lock in response to interest rate changes effectively offsets any increase or decrease in the interest rate on the debt issued. Had the transaction been settled as of December 31, 1997, BRE would have been required to pay approximately $700,000. The fair value of the lock agreement is not recognized in the financial statements at December 31,1997. Once settled, gains or losses on derivative transactions are deferred as an asset or liability and amortized over the term of the debt as an adjustment to its interest rate yield. If the hedge transaction becomes no longer likely to occur, realized and unrealized changes in the fair value of the derivative will be recorded currently as a gain or loss.

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

                             BRE PROPERTIES, INC.

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

3. INVESTMENTS IN RENTAL PROPERTIES

  Investments in rental properties consist of the following:

                                                   COMMERCIAL
   DECEMBER 31, 1997                MULTIFAMILY    AND RETAIL       TOTAL
   -----------------                -----------    ----------       -----
   Land........................... $  245,892,000  $ 4,599,000  $  250,491,000
   Improvements...................  1,002,120,000    7,330,000   1,009,450,000
                                   --------------  -----------  --------------
     Subtotal.....................  1,248,012,000   11,929,000   1,259,941,000
   Accumulated depreciation.......    (49,483,000)    (238,000)    (49,721,000)
                                   --------------  -----------  --------------
     Total........................ $1,198,529,000  $11,691,000  $1,210,220,000
                                   ==============  ===========  ==============
   DECEMBER 31, 1996
   -----------------
   Land........................... $  139,770,000  $18,764,000  $  158,534,000
   Improvements...................    570,470,000   84,764,000     655,234,000
                                   --------------  -----------  --------------
     Subtotal.....................    710,240,000  103,528,000     813,768,000
   Accumulated depreciation.......    (33,096,000) (16,594,000)    (49,690,000)
                                   --------------  -----------  --------------
     Total........................ $  677,144,000  $86,934,000  $  764,078,000
                                   ==============  ===========  ==============

  The future minimum lease payments to be received from commercial and retail lessees under operating leases at December 31, 1997 are as follows:

   1998.............................................................. $1,024,000
   1999..............................................................    846,000
   2000..............................................................    573,000
   2001..............................................................    328,000
   2002..............................................................    178,000
   Thereafter........................................................    389,000
                                                                      ----------
     Total........................................................... $3,338,000
                                                                      ==========

                             BRE PROPERTIES, INC.

  Leases with residents or users at wholly owned shopping centers provide for percentage rents based upon the gross revenue of the residents or users. These percentage rents are in excess of stipulated minimums. Percentage rents under these operating leases, which are included in rental income, amounted to:

                                                   1997      1996       1995
                                                 -------- ---------- ----------
Percentage rent portion attributable to:
  Land leases*.................................. $244,000 $3,044,000 $5,313,000
  Wholly owned real estate......................  225,000    403,000    183,000
                                                 -------- ---------- ----------
    Total percentage rent....................... $469,000 $3,447,000 $5,496,000
                                                 ======== ========== ==========

--------
* Consists largely of percentage rent from the Westlake Village property which was sold in July, 1996.

  During the years ended December 31, 1997 and 1996, approximately $18,000,000 and $65,000,000, respectively, of taxable gain (unaudited) was deferred under
Section 1031 of the Internal Revenue Code for certain properties sold. BRE's carrying value of its assets exceeded the tax basis by approximately $139,000,000 (unaudited) at December 31, 1997.

4. MORTGAGE LOANS RECEIVABLE

  BRE has various mortgage loans and notes receivable to be paid in monthly installments through 2008. The notes bear interest at rates ranging from eight to twelve percent. Amounts remaining due to BRE at December 31, 1997 and 1996 aggregate $5,960,000 and $10,966,000, respectively. The allowance for possible investment losses was $1,089,000 and $1,250,000 as of December 31, 1997 and 1996, respectively. All loans are secured by real estate.

5. LINES OF CREDIT AND UNSECURED NOTES PAYABLE

  As of December 31, 1997, two banks had extended to BRE unsecured lines of credit aggregating $300,000,000, with $35,000,000 expiring in April 2000 and $265,000,000 expiring in June 2000. Borrowings totaled $186,000,000 at December 31, 1997 and $124,000,000 at December 31, 1996. In connection with the $35,000,000 line of credit, a fee is charged on the unused amounts. The interest rate is variable and the average interest rate was approximately 6.6% in both the years ended December 31, 1997 and 1996.

  As of December 31, 1997, there were $123,000,000 in unsecured notes outstanding with an average fixed interest rate of 7.7% with interest only due until 1999. Included in this effective interest rate is the amortization of the costs related to the issuance of the $50 million unsecured notes due 2007 including approximately $2,400,000 paid to settle a related treasury rate lock agreement entered into in August 1996. These unsecured notes are to be repaid through scheduled principal payments from 2000 through 2005 and 2007.

  The lines of credit and unsecured note agreements contain various covenants which include, among other factors, tangible net worth and requirements to maintain certain financial ratios. BRE was in compliance with such covenants as of December 31, 1997.

                             BRE PROPERTIES, INC.

6. MORTGAGE LOANS PAYABLE

  BRE has acquired certain investments in rental properties which are subject to existing mortgage loans payable and has obtained mortgage loans on other investments in rental properties. The following data pertains to mortgage loans payable at December 31, 1997, and 1996, respectively:

                                                           DECEMBER 31,
                                                     -------------------------
                                                         1997         1996
                                                     ------------ ------------
   Mortgage loans payable........................... $232,367,000 $114,985,000
   Cost of investments in real estate securing
    mortgage loans payable.......................... $332,392,000 $182,729,000
   Annual principal and interest payments........... $ 24,900,000 $ 10,137,000
   Remaining terms of mortgage loans payable........   1-30 years   1-31 years
   Interest rates on fixed rate mortgages...........    6.5%-9.3%    6.5%-8.4%

  Included in the $232,367,000 mortgage loans payable is $36,623,000 of tax-exempt debt with a variable interest rate, which was 4.1% at December 31, 1997. The effective interest rate on this debt is 6.1% which includes amortization of related fees and costs. Interest on all other mortgage loans is fixed.

  Scheduled principal payments required on lines of credit, unsecured notes payable and mortgage loans payable for the next five years are as follows:

   1998............................................................ $ 17,217,000
   1999............................................................    6,972,000
   2000............................................................  232,864,000
   2001............................................................   12,869,000
   2002............................................................   40,952,000
   Thereafter......................................................  230,493,000
                                                                    ------------
     Total......................................................... $541,367,000
                                                                    ============

  Interest expense on mortgage loans and unsecured senior notes including amortization of related costs aggregated $18,214,000, $12,328,000 and $7,824,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Interest capitalized was $1,178,000, $269,000 and $0 for the years ended December 31, 1997, 1996 and 1995, respectively. Total interest paid on long-term debt did not differ materially from interest expense.

7. STOCK OPTION PLANS

  BRE has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations in accounting for its employee and non-employee director stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("Statement 123"), requires the use of option valuation models that were not developed for use in valuing employee and non-employee director stock options. Under APB 25, because the exercise price equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                             BRE PROPERTIES, INC.

 Employee plan

  The 1984 and 1992 Stock Option Plans ("Plans") provide for the issuance of Incentive Stock Options, Non-Qualified Stock Options, and Restricted Shares. The maximum number of shares that may be issued under the Plans is 2,350,000, which was increased by 1,000,000 in 1997. The option price may not be less than the fair market value of a share on the date that the option is granted and the options generally vest over five years. Changes in options outstanding during the years ended December 31, 1997, 1996 and 1995 were as follows:

                                        YEARS ENDED DECEMBER 31,
                         ---------------------------------------------------------
                                1997               1996               1995
                         ------------------- ------------------ ------------------
                                    WEIGHTED           WEIGHTED           WEIGHTED
                                    AVERAGE            AVERAGE            AVERAGE
                                    EXERCISE           EXERCISE           EXERCISE
                          SHARES     PRICE    SHARES    PRICE    SHARES    PRICE
                         ---------  -------- --------  -------- --------  --------
Balance at beginning of
 period.................   752,600   $16.90   668,200   $15.62   635,200   $15.55
Granted.................   397,500   $25.87   354,000   $18.13   115,000   $15.94
Exercised...............  (236,700)  $16.89  (259,100)  $15.27   (75,000)  $15.44
Canceled................   (49,200)  $21.14   (10,500)  $17.18    (7,000)  $14.46
                         ---------           --------           --------
  Balance at end of
   period...............   864,200   $20.96   752,600   $16.90   668,200   $15.62
                         =========   ======  ========   ======  ========   ======
Exercisable.............   319,600   $16.59   438,766   $16.04   550,200   $15.58
Restricted shares
 granted................       --                 --              13,764
Shares available for
 granting future
 options................   755,936            105,436            448,336
Weighted average fair
 value of options
 granted during the
 year................... $    3.23           $   3.66           $   2.34

  At December 31, 1997, the exercise price of shares under option ranged from $12.97 to $28.06, with a weighted average exercise price of $20.96. The exercise price of all options granted in the years ended December 31, 1997, 1996 and 1995 was equal to the market price on the date of grant. Expiration dates range from August 22, 1998 through November 18, 2007 and the weighted average remaining contractual life of these options is 8.03 years. Stock options were exercised during 1997 on options originally granted from $14.09 to $24.63. At December 31, 1997, there were 24,864 restricted shares outstanding under the Plans.

  In addition to the options granted under the Plans, the following stock options are also outstanding: An option for 100,000 shares (at $15.32) is held by the President and Chief Executive Officer. This option was registered with the Securities and Exchange Commission on a Form S-8 and is not part of the Plans. This option had a fair value of $2.28 in 1995, the year of the grant. In conjunction with the Merger, options on 381,900 BRE shares equivalent to options previously granted under the RCT plan were issued to officers with exercise prices ranging from $11.41 to $14.70. During 1997, 66,000 such options were exercised at $11.41.

  The Company has instituted a direct stock purchase and dividend reinvestment plan (the "DRIP") where shareholders may purchase either newly issued or previously issued shares. The total amount of shares authorized under the DRIP is 1,500,000; through December 31, 1997, 116,199 newly issued shares have been issued.

 Non-Employee Director Stock Plan

  The 1994 Non-Employee Director Stock Plan, as amended in 1996, provides for the issuance of 25,000 Non-Qualified Stock Options per year to each non-employee member of the Board of Directors and an additional 25,000 shares to the Chairman of the Board of Directors. The maximum number of shares that may be issued under the Plan is 800,000. As with the Employee Plan, the option price may not be less than the fair market

                             BRE PROPERTIES, INC.

value of a share on the date the option is granted. Changes in options outstanding for the years ended December 31, 1997, 1996 and 1995 were:

                                         YEARS ENDED DECEMBER 31,
                            ---------------------------------------------------
                                  1997              1996             1995
                            ----------------- ---------------- ----------------
                                     WEIGHTED         WEIGHTED         WEIGHTED
                                     AVERAGE          AVERAGE          AVERAGE
                                     EXERCISE         EXERCISE         EXERCISE
                            SHARES    PRICE   SHARES   PRICE   SHARES   PRICE
                            -------  -------- ------- -------- ------- --------
Balance at beginning of
 period...................  420,000   $18.71  195,000  $16.48   20,000  $15.25
Granted...................  240,000   $26.82  225,000   20.63  175,000   16.63
Exercised.................  (60,000)  $18.97      --      --       --      --
Canceled..................      --                --      --       --      --
                            -------           -------          -------
  Balance at end of
   period.................  600,000   $21.92  420,000  $18.71  195,000  $16.48
                            =======   ======  =======  ======  =======  ======
Exercisable...............  445,828   $19.94  244,999  $17.18   49,166  $16.06
Shares available for
 granting future options..  140,000           380,000           55,000
Weighted average fair
 value of options granted
 during the year..........  $  3.64           $  4.17          $  2.47

  At December 31, 1997, the exercise prices of shares under option ranged between $15.25 and $27.88, with expiration dates from September 25, 2004 to October 16, 2007. The exercise price of all options granted in the years ended December 31, 1997, 1996 and 1995 was equal to the market price on the date of grant. The options vest ratably over one year. The weighted average remaining contractual life of these options is 8.8 years.

  Pro forma information regarding net income and earnings per share required by Statement 123 has been determined as if BRE had accounted for the employee and non-employee director stock options granted only in the years ended December 31, 1997, 1996 and 1995 under the fair value method of that Statement. The impact on the years ended December 31, 1997, 1996 and 1995 of options granted prior to 1995 has been excluded from this presentation. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 1997, 1996 and 1995:

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
   Risk-free interest rate........................     6.12%     7.12%     7.12%
   Dividend yield.................................      5.7%      5.6%      7.1%
   Volatility.....................................      .18       .26       .26
   Weighted average option life...................  7 years   9 years   9 years

  The Black-Scholes option pricing model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the above stock option plans have characteristics significantly different from those of traded options, and because, in management's opinion, changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of the above stock option plans.

                             BRE PROPERTIES, INC.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. BRE's pro forma information, as if the Company had adopted Statement 123 as discussed above, follows:

                                                YEARS ENDED DECEMBER 31,
                                           -----------------------------------
                                              1997        1996        1995
                                           ----------- ----------- -----------
   Pro forma net income................... $74,721,000 $88,720,000 $21,606,000
   Pro forma earnings per share........... $      2.09 $      2.91 $      0.99
   Pro forma earnings per share assuming
    dilution.............................. $      2.07 $      2.88 $      0.99

The effect of the application of Statement 123 is not necessarily representative of the effect on net income for future years.

8. SHAREHOLDER RIGHTS

  On August 14, 1989, the Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each share of BRE's Common Stock outstanding on September 7, 1989 representing approximately 15,800,000 shares. The Rights entitle holders to purchase, under certain conditions, shares of Common Stock at a cash purchase price of $45.00 per share, subject to adjustment. The Rights may also, under certain conditions, entitle the holders to receive Common Stock, or other consideration, having a value equal to two times the exercise price of each Right. The Rights are redeemable by BRE at a price of $.005 per Right. If not so redeemed, the Rights expire on September 7, 1999.

                             BRE PROPERTIES, INC.

9. EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share with respect to income from continuing operations:

                                            1997          1996         1995
                                        ------------  ------------  -----------
Numerator:
  Net income..........................  $ 76,197,000  $ 89,839,000  $22,010,000
  Less gain on sales of investments in
   rental properties available to
   common shareholders................   (27,824,000)  (52,825,000)    (221,000)
                                        ------------  ------------  -----------
Numerator for basic earnings per share
 income from continuing
  operations available to common
   shareholders.......................    48,373,000    37,014,000   21,789,000
Effect of dilutive securities:
  Minority interest in Operating
   Company............................       972,000           --           --
                                        ------------  ------------  -----------
Numerator for diluted earnings per
 share................................  $ 49,345,000  $ 37,014,000  $21,789,000
                                        ============  ============  ===========
Denominator:
  Denominator for basic earnings per
   share--weighted-average shares.....    35,750,000    30,520,000   21,905,000
  Effect of dilutive securities:
   Employee stock options.............       570,000       270,000       30,000
   Convertible operating company
    units.............................       290,000           --           --
                                        ------------  ------------  -----------
  Dilutive potential common shares....       860,000       270,000       30,000
                                        ------------  ------------  -----------
  Denominator for diluted earnings per
   share adjusted weighted-average
   shares and assumed conversion......    36,610,000    30,790,000   21,935,000
                                        ============  ============  ===========
  Basic earnings per share excluding
   gains on sale......................  $       1.35  $       1.21  $      1.00
                                        ============  ============  ===========
  Diluted earnings per share excluding
   gains on sale......................  $       1.35  $       1.20  $      0.99
                                        ============  ============  ===========
  Change from earnings per share
   previously reported:
   Basic..............................  $       0.00  $       0.00  $      0.00
                                        ============  ============  ===========
   Diluted............................  $       0.00  $      (0.01) $     (0.01)
                                        ============  ============  ===========

10. RETIREMENT PLAN

  BRE has a defined contribution retirement plan covering all employees with more than one year of continuous full-time employment. In addition to employee elective deferrals, BRE contributed an amount equal to 10% of the compensation expense of participating employees until March 15, 1996; from March 16, 1996 to December 31, 1997, BRE's contribution was limited to 1.5% of the participating employee's salary. The amounts contributed by BRE were $63,000, $78,000 and $164,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

11. RELATED PARTY TRANSACTIONS

  Certain executives of BRE have purchased stock, the consideration for which was interest-bearing recourse loans. The loans may be forgiven in whole or in part upon the achievement of certain performance goals for

                             BRE PROPERTIES, INC.

BRE related to growth in assets, funds from operations and stock price. A portion of the loans expected to be forgiven are expensed currently as compensation. At December 31, 1997, the carrying amount of the loans was $1,961,000. The amounts of such loans expected to be forgiven and treated as compensation expense were $151,000, $128,000 and $50,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

12. LITIGATION

  BRE is defending various claims and legal actions that arise from its normal course of business, including certain environmental actions. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions will have a material adverse effect on BRE's results of operations or financial position.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                         YEAR ENDED DECEMBER 31, 1997
                            -------------------------------------------------------
                            QUARTER ENDED QUARTER ENDED QUARTER ENDED QUARTER ENDED
                              MARCH 31       JUNE 30    SEPTEMBER 30   DECEMBER 31
                            ------------- ------------- ------------- -------------
   Revenues................    $31,727       $32,206       $33,878       $39,950
   Income before gain on
    sales..................    $10,941       $11,676       $12,986       $12,770
   Net income..............    $10,941       $37,279       $15,543       $12,434
   Net income per share:
     Income before gain on
      sales................    $  0.33       $  0.34       $  0.35       $  0.33
     Net income............    $  0.33       $  1.06       $  0.42       $  0.32
   Net income per share-
    assuming dilution:
     Income before gain on
      sales................    $  0.33       $  0.34       $  0.35       $  0.33
     Net income............    $  0.33       $  1.06       $  0.42       $  0.32
                                         YEAR ENDED DECEMBER 31, 1996
                            -------------------------------------------------------
                            QUARTER ENDED QUARTER ENDED QUARTER ENDED QUARTER ENDED
                              MARCH 31       JUNE 30    SEPTEMBER 30*  DECEMBER 31
                            ------------- ------------- ------------- -------------
   Revenues................    $18,825       $26,849       $26,269       $29,708
   Income before gain on
    sales..................    $ 7,385       $ 9,852       $ 9,767       $10,010
   Net income..............    $ 7,384       $10,078       $59,119       $13,258
   Net income per share:
     Income before gain on
      sales................    $  0.31       $  0.30       $  0.30       $  0.30
   Net income..............    $  0.31       $  0.31       $  1.92       $  0.40
   Net income per share-
    assuming dilution:
     Income before gain on
      sales................    $  0.30       $  0.30       $  0.30       $  0.30
     Net income............    $  0.30       $  0.30       $  1.92       $  0.40

--------
* The quarter ended September 30, 1996 included a gain on sale of property of $49,352,000, primarily from the disposition of the Westlake Village property.

14. SUBSEQUENT EVENT (UNAUDITED)

  In February, 1998 the Company issued $130,000,000 principal amount of unsecured notes due 2013. These unsecured notes have an effective interest rate of approximately 7.3%, after taking into account the cost of settlement of a treasury rate lock agreement and other closing costs. Net proceeds from this debt issuance were used to pay down outstanding balances on the Company's lines of credit.

                             BRE PROPERTIES, INC.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                                (000S OMITTED)

                                               INITIAL COST TO COMPANY
                                               -----------------------
                                                                        COSTS
                                                           BUILDINGS CAPITALIZED
                                         DATES                 &     SUBSEQUENT  DEPRECIABLE
                                       ACQUIRED/           IMPROVE-      TO        LIVES-
NAME                   LOCATION       CONSTRUCTED   LAND     MENTS   ACQUISITION    YEARS
----              ------------------- ------------ ------- --------- ----------- -----------
APARTMENTS
Sharon Green      Menlo Park, CA         1971/1970 $ 1,250 $  5,770    $  218         45
Verandas          Union City, CA         1993/1989   3,233   12,932        73         40
Foster's Landing  Foster City, CA        1996/1987  11,742   47,846        --         40
Promontory Point  San Ramon, CA          1996/1992   8,724   34,895       100         40
Redhawk Ranch     Fremont, CA            1997/1995  11,747   47,082        --         40
Lakeshore Land-
ing               San Mateo, CA          1997/1988   8,548   34,228        --         40
Deer Valley *     San Rafael, CA         1997/1996   6,042   24,169        --         40
Blue Rock I *     Vallejo, CA            1997/1996   3,417   13,672        --         40
Blue Rock II *    Vallejo, CA            1997/1996   3,419   13,680        --         40
                                                   ------- --------    ------
 SAN FRANCISCO
BAY AREA                                           $58,122 $234,274    $  391
                                                   ======= ========    ======
Montanosa         San Diego, CA       1992/1989-90 $ 6,005 $ 24,065    $  217         40
Lakeview Village  Spring Valley, CA      1996/1985   3,977   15,910        95         40
Terra Nova Vil-
las               Chula Vista, CA        1994/1985   2,925   11,699       169         40
Cimmaron          San Diego, CA          1993/1985   1,899    7,517       195         40
Hacienda          San Diego, CA          1993/1985   1,979    8,027         7         40
Westpark          San Diego, CA          1993/1985     991    3,949        63         40
Canyon Villa      Chula Vista, CA        1996/1981   3,064   12,258       327         40
Winchester        San Diego, CA          1994/1987   1,482    5,928        25         40
Countryside Vil-
lage              El Cajon, CA           1996/1989   1,002    4,007        59         40
                                                   ------- --------    ------
 SAN DIEGO                                         $23,324 $ 93,360    $1,157
                                                   ======= ========    ======
Windrush          Colton, CA             1996/1985 $ 3,747 $ 14,989    $  100         40
Village Green     La Habra, CA           1972/1971     372    2,763       387         45
Candlewood North  Northridge, CA      1996/1964-95   2,110    8,477        60         40
Park Glenn        Camarillo, CA          1996/1963   1,750    7,000        54         40
The Summit        Chino, CA              1996/1989   1,839    7,354        47         40
Santa Paula       Santa Paula, CA        1996/1970     550    2,200         1         40
Sycamore Valley   Fountain Valley, CA    1996/1969   4,617   18,691       797         40
Parkside Village
*                 Riverside, CA          1997/1987   3,417   13,674        --         40
Parkside Court *  Santa Ana, CA          1997/1987   2,013    8,632        --         40
                   GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31,
                                       1997
                   ---------------------------------------------
                          BUILDINGS
                              &
                          IMPROVE-           ACCUMULATED  ENCUMB-
NAME               LAND     MENTS    TOTAL   DEPRECIATION RANCES
----              ------- --------- -------- ------------ -------
APARTMENTS
Sharon Green      $ 1,250 $  5,988  $  7,238   $(3,296)   $18,586
Verandas            3,233   13,005    16,238    (1,515)    11,740
Foster's Landing   11,742   47,846    59,588    (1,471)
Promontory Point    8,724   34,995    43,719      (872)
Redhawk Ranch      11,747   47,082    58,829      (783)
Lakeshore Land-
ing                 8,548   34,228    42,776      (284)
Deer Valley *       6,042   24,169    30,211       (75)
Blue Rock I *       3,417   13,672    17,089       (42)    12,883
Blue Rock II *      3,419   13,680    17,099       (42)    14,500
                  ------- --------- -------- ------------ -------
 SAN FRANCISCO
BAY AREA          $58,122 $234,665  $292,787   $(8,380)   $57,709
                  ======= ========= ======== ============ =======
Montanosa         $ 6,005 $ 24,282  $ 30,287   $(3,026)   $16,683
Lakeview Village    3,977   16,005    19,982      (714)
Terra Nova Vil-
las                 2,925   11,868    14,793    (1,101)     9,240
Cimmaron            1,899    7,712     9,611      (814)    12,723
Hacienda            1,979    8,034    10,013      (846)       ***
Westpark              990    4,013     5,003      (423)       ***
Canyon Villa        3,064   12,585    15,649      (551)
Winchester          1,482    5,953     7,435      (559)
Countryside Vil-
lage                1,002    4,066     5,068      (250)
                  ------- --------- -------- ------------ -------
 SAN DIEGO        $23,323 $ 94,518  $117,841   $(8,284)   $38,646
                  ======= ========= ======== ============ =======
Windrush          $ 3,747 $ 15,089  $ 18,836   $  (671)
Village Green         372    3,150     3,522    (1,780)
Candlewood North    2,110    8,537    10,647      (388)
Park Glenn          1,750    7,054     8,804      (239)
The Summit          1,839    7,401     9,240      (330)
Santa Paula           550    2,201     2,751       (74)
Sycamore Valley     4,617   19,488    24,105      (623)
Parkside Village
*                   3,417   13,674    17,091       (42)     9,158
Parkside Court *    2,013    8,632    10,645       (25)     8,055

                             BRE PROPERTIES, INC.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                                (000S OMITTED)

                                                           INITIAL COST TO COMPANY
                                                           -----------------------
                                                                                       COSTS
                                                                                    CAPITALIZED
                                                                                    SUBSEQUENT  DEPRECIABLE
                                               DATES ACQUIRED/         BUILDINGS &      TO        LIVES-
NAME                             LOCATION        CONSTRUCTED    LAND   IMPROVEMENTS ACQUISITION    YEARS
----                        ------------------ --------------- ------- ------------ ----------- -----------
APARTMENTS
Parkside Terrace
*                           Santa Ana, CA            1997/1986   3,016     12,180        --          40
                                                               -------   --------     ------
 LOS ANGELES/ORANGE COUNTY                                     $23,431   $ 95,960     $1,446
                                                               =======   ========     ======
Selby Ranch                 Sacramento, CA        1986/1971-74 $ 2,660   $ 18,340     $  375         40
Hazel Ranch                 Fair Oaks, CA            1996/1985   2,471      9,885         24         40
Canterbury Downs            Roseville, CA            1996/1993   2,297      9,190         55         40
Shaliko                     Rocklin, CA              1996/1990   2,049      8,198         19         40
Rocklin Gold                Rocklin, CA              1996/1990   1,558      6,232         15         40
Quail Chase                 Folsom, CA               1996/1990   1,303      5,211         35         40
Arbor Point                 Rancho Cordova, CA      1997/ 1988   1,814      7,256        --          40
Overlook at Blue
Ravine *                    Folsom, CA             1997 / 1991   6,050     24,203        --          40
                                                               -------   --------     ------
 SACRAMENTO                                                    $20,202   $ 88,515     $  523
                                                               =======   ========     ======
Scottsdale Cove             Scottsdale, AZ     1991-94/1992-94 $ 3,243   $ 14,468     $   75         40
Fairway Cross-
ings                        Phoenix, AZ              1996/1985   3,657     14,629         47         40
Newport Landing             Glendale, AZ       1995-96/1987-96   4,467     18,171        106         40
Brentwood                   Phoenix, AZ              1996/1980   1,712      6,849         26         40
Posada Del Este             Phoenix, AZ              1996/1981   1,670      6,679         45         40
Park Scottsdale             Scottsdale, AZ           1996/1979   1,319      5,279         47         40
Los Senderos                Phoenix, AZ              1996/1980   1,284      5,134         34         40
Shadow Bend                 Scottsdale, AZ           1996/1982   1,284      5,134         41         40
Arcadia Cove                Phoenix, AZ              1996/1996   4,909     19,902         68         40
Pinnacle at S.
Mountain I *                Phoenix, AZ              1997/1996   7,039     28,163        --          40
Pinnacle at S.
Mountain II *               Phoenix, AZ              1997/1996   4,023     16,094        --          40
Pinnacle at
Union Hills *               Phoenix, AZ              1997/1996   4,626     18,507        --          40
                                                               -------   --------     ------
 PHOENIX                                                       $39,233   $159,009     $  489
                                                               =======   ========     ======
                             GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31,
                                                 1997
                             ---------------------------------------------
                                    BUILDINGS
                                        &
                                    IMPROVE-           ACCUMULATED  ENCUMB-
NAME                         LAND     MENTS    TOTAL   DEPRECIATION RANCES
----                        ------- --------- -------- ------------ -------
APARTMENTS
Parkside Terrace
*                             3,016   12,180    15,196       (37)     9,577
                            ------- --------- -------- ------------ -------
 LOS ANGELES/ORANGE COUNTY  $23,431 $ 97,406  $120,837   ($4,209)   $26,790
                            ======= ========= ======== ============ =======
Selby Ranch                 $ 2,660 $ 18,715  $ 21,375   ($5,385)   $12,175
Hazel Ranch                   2,471    9,909    12,380      (443)
Canterbury Downs              2,297    9,245    11,542      (413)
Shaliko                       2,049    8,217    10,266      (367)
Rocklin Gold                  1,558    6,247     7,805      (279)
Quail Chase                   1,303    5,246     6,549      (233)
Arbor Point                   1,814    7,256     9,070
Overlook at Blue
Ravine *                      6,050   24,203    30,253       (75)
                            ------- --------- -------- ------------ -------
 SACRAMENTO                 $20,202 $ 89,038  $109,240   ($7,195)   $12,175
                            ======= ========= ======== ============ =======
Scottsdale Cove             $ 3,243 $ 14,543  $ 17,786   ($1,748)
Fairway Cross-
ings                          3,657   14,676    18,333      (657)
Newport Landing               4,467   18,277    22,744      (691)
Brentwood                     1,712    6,875     8,587      (307)
Posada Del Este               1,670    6,724     8,394      (300)
Park Scottsdale               1,320    5,325     6,645      (237)
Los Senderos                  1,284    5,168     6,452      (230)
Shadow Bend                   1,284    5,175     6,459      (230)
Arcadia Cove                  4,909   19,970    24,879      (635)
Pinnacle at S.
Mountain I *                  7,039   28,163    35,202       (87)    15,481
Pinnacle at S.
Mountain II *                 4,023   16,094    20,117       (50)    10,647
Pinnacle at
Union Hills *                 4,626   18,507    23,133       (57)
                            ------- --------- -------- ------------ -------
 PHOENIX                    $39,234 $159,497  $198,731   ($5,229)   $26,128
                            ======= ========= ======== ============ =======

                             BRE PROPERTIES, INC.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                                (000S OMITTED)

                                              INITIAL COST TO COMPANY
                                              -----------------------
                                                                      COSTS
                                                         BUILDINGS CAPITALIZED
                                        DATES                &     SUBSEQUENT  DEPRECIABLE
                                      ACQUIRED           IMPROVE-      TO        LIVES-
NAME                   LOCATION      CONSTRUCTED  LAND     MENTS   ACQUISITION    YEARS
----              ------------------ ----------- ------- --------- ----------- -----------
APARTMENTS
Hacienda Del Rio  Tucson, AZ          1994/1983  $ 1,859  $ 7,437     $139          40
Springhill        Tucson, AZ          1994/1987    1,733    6,933       48          40
Fountain Plaza    Tucson, AZ          1994/1975      907    3,628       87          40
Colonia Del Rio   Tucson, AZ          1994/1985    1,774    7,094       59          40
Camino Seco
Village           Tucson, AZ          1994/1984    1,335    5,360       31          40
Casas Lindas      Tucson, AZ          1994/1987    1,513    6,051       33          40
Oracle Village    Tucson, AZ          1994/1983    1,209    4,837       74          40
Pinnacle Heights
*                 Tucson, AZ          1997/1995    4,625   18,504      --           40
Pinnacle Canyon
*                 Tucson, AZ          1997/1996    3,218   12,876      --           40
                                                 -------  -------     ----
 TUCSON                                          $18,173  $72,720     $471
                                                 =======  =======     ====
Ballinger
Commons           Seattle, WA         1996/1989  $ 5,824  $23,519     $230          40
Shadowbrook       Redmond, WA         1987/1986    3,605   12,709      179          40
Parkwood          Mill Creek, WA      1989/1989    3,947   15,811       84          40
Thrasher's Mill   Bothell, WA         1996/1988    2,031    8,223      126          40
Citywalk          Seattle, WA         1988/1988    1,123    4,276       22          40
Park at
Dashpoint         Federal Way, WA     1997/1989    3,074   12,411      --           40
                                                 -------  -------     ----
 SEATTLE                                         $19,604  $76,949     $641
                                                 =======  =======     ====
Brookdale Glen    Portland, OR        1993/1985  $ 2,797  $11,188     $133          40
Berkshire Court   Wilsonville, OR     1996/1996    3,284   13,200       34          40
                                                 -------  -------     ----
 PORTLAND                                        $ 6,081  $24,388     $167
                                                 =======  =======     ====
Desert Lakes      Las Vegas, NV       1996/1991  $ 2,779  $11,116     $374          40
Cypress Springs   Las Vegas, NV       1996/1993    1,965    7,861        8          40
Tango             Las Vegas, NV       1996/1990    1,729    6,916       17          40
Talavera          Las Vegas, NV       1997/1996    5,237   20,996      --           40
                                                 -------  -------     ----
 LAS VEGAS                                       $11,710  $46,889     $399
                                                 =======  =======     ====
Pinnacle Fort
Union *           Salt Lake City, UT  1997/1997  $ 3,008  $12,034      --           40
Pinnacle Reserve
*                 Salt Lake City, UT  1997/1997    8,650   34,781      --           40
Pinnacle
Lakeside *        Salt Lake City, UT  1997/1985    3,217   12,876      --           40
                                                 -------  -------     ----
 SALT LAKE CITY                                  $14,875  $59,691      --
                                                 =======  =======     ====
Pinnacle at High
Desert *          Albuquerque, NM     1997/1995  $ 8,851  $35,415      --           40
Pinnacle View *   Albuquerque, NM     1997/1985    2,287    9,157      --           40
                                                 -------  -------     ----
 ALBUQUERQUE                                     $11,138  $44,572      --
                                                 =======  =======     ====
Miscellaneous                                             $   108      --
                  GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31,
                                       1997
                  ---------------------------------------------
                          BUILDINGS
                              &
                          IMPROVE-          ACCUMULATED  ENCUMB-
NAME               LAND     MENTS    TOTAL  DEPRECIATION RANCES
----              ------- --------- ------- ------------ -------
APARTMENTS
Hacienda Del Rio  $ 1,859  $ 7,576  $ 9,435   ($  591)   $ 5,477
Springhill          1,733    6,981    8,714      (565)     5,198
Fountain Plaza        907    3,715    4,622      (289)     3,078
Colonia Del Rio     1,774    7,153    8,927      (578)     5,138
Camino Seco
Village             1,335    5,391    6,726      (325)     4,126
Casas Lindas        1,513    6,084    7,597      (517)     4,082
Oracle Village      1,209    4,911    6,120      (394)
Pinnacle Heights
*                   4,625   18,504   23,129       (57)
Pinnacle Canyon
*                   3,218   12,876   16,094       (40)    11,568
                  ------- --------- ------- ------------ -------
 TUCSON           $18,173  $73,191  $91,364   ($3,356)   $38,667
                  ======= ========= ======= ============ =======
Ballinger
Commons           $ 5,824  $23,749  $29,573   ($  986)
Shadowbrook         3,605   12,888   16,493    (3,375)
Parkwood            3,947   15,895   19,842    (3,228)
Thrasher's Mill     2,031    8,349   10,380      (345)
Citywalk            1,123    4,298    5,421    (1,041)
Park at
Dashpoint           3,074   12,411   15,485      (128)
                  ------- --------- ------- ------------ -------
 SEATTLE          $19,604  $77,590  $97,194   ($9,103)       --
                  ======= ========= ======= ============ =======
Brookdale Glen    $ 2,797  $11,321  $14,118   ($1,334)
Berkshire Court     3,284   13,234   16,518      (467)
                  ------- --------- ------- ------------ -------
 PORTLAND         $ 6,081  $24,555  $30,636   ($1,801)       --
                  ======= ========= ======= ============ =======
Desert Lakes      $ 2,779  $11,490  $14,269   ($  507)
Cypress Springs     1,965    7,869    9,834      (352)
Tango               1,729    6,933    8,662      (310)   $ 4,082
Talavera            5,237   20,996   26,233      (435)
                  ------- --------- ------- ------------ -------
 LAS VEGAS        $11,710  $47,288  $58,998   ($1,604)   $ 4,082
                  ======= ========= ======= ============ =======
Pinnacle Fort
Union *           $ 3,008  $12,034  $15,042   ($   37)
Pinnacle Reserve
*                   8,650   34,781   43,431      (107)
Pinnacle
Lakeside *          3,217   12,876   16,093       (40)   $ 9,170
                  ------- --------- ------- ------------ -------
 SALT LAKE CITY   $14,875  $59,691  $74,566   ($  184)   $ 9,170
                  ======= ========= ======= ============ =======
Pinnacle at High
Desert *          $ 8,851  $35,415  $44,266   ($  110)
Pinnacle View *     2,287    9,157   11,444       (28)
                  ------- --------- ------- ------------ -------
 ALBUQUERQUE      $11,138  $44,572  $55,710   ($  138)       --
                  ======= ========= ======= ============ =======
Miscellaneous              $   108  $   108

                             BRE PROPERTIES, INC.
    SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 1997
                                (000S OMITTED)

                                           INITIAL COST TO COMPANY
                                           -----------------------
                                                                   COSTS
                                                     BUILDINGS  CAPITALIZED
                                   DATES                 &      SUBSEQUENT  DEPRECIABLE
                                 ACQUIRED/            IMPROVE-      TO        LIVES-
NAME                   LOCATION CONSTRUCTED   LAND     MENTS    ACQUISITION    YEARS
----                   -------- ----------- -------- ---------- ----------- -----------
APARTMENTS
Subtotal Apartments                         $245,893 $  996,435   $5,684
                                            -------- ----------   ------
OTHER PROPERTIES
Buena Ventura Medical            1996/1960  $  1,200
Hawthorne Del Amo                1996/1985     1,500
Valencia Medical                 1996/1985       987 $    3,949   $  126         40
Vista Village                    1996/1989       600      2,400       50         40
Santa Ana Industrial             1996-1985       312        805                  40
---------------------------------------------------------------------------------------
Subtotal Other Prop-
 erties                                     $  4,599 $    7,154   $  176
                                            -------- ----------   ------
Total                                       $250,492 $1,003,589   $5,860
                                            ======== ==========   ======
                        GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1997
                        --------------------------------------------------
                                BUILDINGS
                                    &
                                 IMPROVE-             ACCUMULATED  ENCUMB-
NAME                     LAND     MENTS      TOTAL    DEPRECIATION  RANCES
----                   -------- ---------- ---------- ------------ --------
APARTMENTS
Subtotal Apartments    $245,893 $1,002,119 $1,248,012   ($49,483)  $213,367
                       -------- ---------- ---------- ------------ -------- ---
OTHER PROPERTIES
Buena Ventura Medical  $  1,200            $    1,200
Hawthorne Del Amo         1,500                 1,500
Valencia Medical            987 $    4,075      5,062   ($   117)
Vista Village               600      2,450      3,050       (108)
Santa Ana Industrial        312        805      1,117        (13)
---------------------------------------------------------------------------------------
Subtotal Other Prop-
 erties                $  4,599 $    7,330 $   11,929   ($   238)
                       -------- ---------- ---------- ------------
Total                  $250,492 $1,009,449 $1,259,941   ($49,721)  $213,367
                       ======== ========== ========== ============ ======== ===

* Property held by a consolidated subsidiary of the Company.
** Additionally, $19,000,000 was secured by the Towne Centre property under construction.
*** These properties are also collateral for the loan shown on the Cimmaron property.

                             BRE PROPERTIES, INC.

             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                                (000S OMITTED)

  The activity in investments in rental properties and related depreciation for the three year period ended December 31, 1997 is as follows:

INVESTMENTS IN RENTAL PROPERTIES:

                                                 YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                  1997       1996      1995
                                               ----------  --------  --------
Balance at beginning of year.................. $  813,768  $370,116  $372,478
Investments acquired in the Transaction and
 the Merger (excluding partnership
 investments).................................    382,766   273,055       --
Investments purchased.........................    152,700   230,967    16,023
Transfers (to) from construction in progress
 and other miscellaneous capitalization.......       (764)    1,550       --
Investments sold..............................    (95,095)  (63,425)  (18,802)
Reduction in carrying value...................        --        --     (1,750)
Capital expenditures..........................      1,988     1,505     2,167
Rehabilitation expenditures...................      4,578       --        --
                                               ----------  --------  --------
Balance at end of year........................ $1,259,941  $813,768  $370,116
                                               ==========  ========  ========

ACCUMULATED DEPRECIATION:

                                                YEARS ENDED DECEMBER 31,
                                              -------------------------------
                                                1997       1996       1995
                                              ---------  ---------  ---------
Balance at beginning of year................. $  49,690  $  48,036  $  43,789
Depreciation expense.........................    17,938     13,283      7,864
Transfers of other miscellaneous capitaliza-
 tion........................................      (317)       --         --
Accumulated depreciation on investments
 sold........................................   (17,590)   (11,629)    (3,617)
                                              ---------  ---------  ---------
Balance at end of year....................... $  49,721  $  49,690  $  48,036
                                              =========  =========  =========

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                        IDENTITY OF EXHIBIT                         PAGE
 -------                       -------------------                         ----
  3.1    Amended and Restated Articles of Incorporation (Incorporated by
         reference to Exhibit 3.1 of the Company's Current Report on
         Form 8-K, dated March 15, 1996.)
  3.2    Articles of Amendment (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3 (No. 333-
         24915), filed with the Securities and Exchange Commission on
         April 10, 1997, as amended.)
  3.3    By-Laws (Incorporated by reference to Exhibit 4.5 of the
         Company's Registration Statement on Form S-4 (No. 33-65365),
         filed with the Securities and Exchange Commission on December
         22, 1995, as amended.)
  4.1    Indenture dated as of June 23, 1997 between the Company and
         Chase Trust Company of California as Trustee (Incorporated by
         reference to Exhibit 4.1 of the Company's Current Report on
         Form 8-K, dated June 23, 1997.)
  4.2    Form of Note due 2007 (Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K, dated June 23,
         1997.)
  4.3    Form of Note due 2013 (Incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K, dated June 23,
         1997.)
  4.4    Rights Agreement between the Company and Bank of America, N.T.
         & S.A., dated August 14, 1989 (Incorporated by reference to
         Exhibit 4.3 of the Company's Registration Statement on Form S-3
         (No. 333-24915), filed with the Securities and Exchange
         Commission on April 10, 1997, as amended.)
  4.5    Supplement to Rights Agreement between the Company and Chemical
         Trust Company of California dated July 30, 1992 (Incorporated by reference to Exhibit 4.4 of the Company's Registration
         Statement on Form S-3 (No. 333-24915), filed with the
         Securities and Exchange Commission on April 10, 1997, as
         amended.)
 10.1    1984 Stock Option Plan, as amended to date (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on
         Form 10-K, filed October 19, 1992.)
 10.2    1992 Employee Stock Option Plan, as amended and restated to date (Incorporated by reference to Exhibit 10.5 of the
         Company's Annual Report on Form 10-K, filed October 19, 1992.)
 10.3    1994 Non-Employee Director Stock Plan (Incorporated by
         reference to Exhibit 10.3 of the Company's Annual Report on
         Form 10-K, as amended by Form 10-K/A, filed April 25, 1997.)
 10.4    1992 Payroll Investment Plan (Incorporated by reference to
         Exhibit 10.6 of the Company's Annual Report on Form 10-K, filed
         October 19, 1992.)
 10.5    Form of Indemnification Agreement (Incorporated by reference to
         Exhibit 10.5 of the Company's Annual Report on Form 10-K, as
         amended by Form 10-K/A, filed April 25, 1997.)
 10.6    Employment agreement with Frank C. McDowell (Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on
         Form 10-K, filed October 24, 1995.)
 10.7    BRE Properties, Inc. Retirement Plan (Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K,
         filed October 24, 1988.)
 10.8    Sublease with Wells Fargo Bank on 10,142 square feet at Suite
         2500, One Montgomery Street, San Francisco, California
         (Incorporated by reference to Exhibit 10.12 of the Company's
         Annual Report on Form 10-K, filed October 14, 1988.)

                                                                           PAGE
                                                                           ----
 10.9  Amended and Restated Non-Employee Director Stock Option Plan, as
       amended (Incorporated by reference to Exhibit 10.31 of the
       Company's Registration Statement on Form S-4 (No. 33-65365),
       filed with the Securities and Exchange Commission on December 22,
       1995, as amended.)
 10.10 Amendment to the Amended and Restated Non-Employee Director Stock
       Option Plan, dated as of April 29, 1996 (Incorporated by
       reference to Exhibit 10.16 of the Company's Annual Report on Form
       10-K, as amended by Form 10-K/A, filed April 25, 1997.)
 10.11 Treasury Lock Swap Transaction (Incorporated by reference to
       Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q,
       filed November 14, 1996.)
 10.12 Employment Agreement with Jay W. Pauly (Incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K, as
       amended by Form 10-K/A, filed April 25, 1997.)
 10.13 Employment Agreement with LeRoy E. Carlson (Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form
       10-K, as amended by Form 10-K/A, filed April 25, 1997.)
 10.14 Employment Agreement with John H. Nunn (Incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K, as
       amended by Form 10-K/A, filed April 25, 1997.)
 10.15 Dividend Reinvestment Plan (Incorporated by reference to Exhibit
       10.20 of the Company's Annual Report on Form 10-K, as amended by
       Form 10-K/A, filed April 25, 1997.)
 10.16 1991 Stock Option Plan for Real Estate Investment Trust of
       California (Incorporated by reference to Exhibit 10.22 of the
       Company's Annual Report on Form 10-K, as amended by Form 10-K/A, filed April 25, 1997.)
 10.17 Loan Agreement between the Prudential Insurance Company of
       America, as Lender, and Real Estate Investment Trust of
       California, as Borrower, dated as of January 31, 1994
       (Incorporated by reference to Exhibit 10.30 of the Company's
       Annual Report on Form 10-K, as amended by Form 10-K/A, filed
       April 25, 1997.)
 10.18 First Amendment to Loan Agreement by and between The Prudential
       Insurance Company of America and Real Estate Investment Trust of
       California, dated July 7, 1995 (Incorporated by reference to
       Exhibit 10.31 of the Company's Annual Report on Form 10-K, as
       amended by Form 10-K/A, filed April 25, 1997.)
 10.19 Second Amendment to Loan Agreement by and between The Prudential
       Insurance Company of America and BRE Properties, Inc., dated
       April 30, 1996 (Incorporated by reference to Exhibit 10.32 of the
       Company's Annual Report on Form 10-K, as amended by Form 10-K/A, filed April 25, 1997.)
 10.20 Third Amendment to Loan Agreement by and between The Prudential
       Insurance Company of America and BRE Properties, Inc., dated
       November 20, 1996 (Incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K, as amended by Form 10-
       K/A, filed April 25, 1997.)
 10.21 Loan Agreement between The Prudential Insurance Company of
       America, as Lender, and Real Estate Investment Trust of
       California, as Borrower, dated as of July 7, 1995 (Incorporated by reference to Exhibit 10.34 of the Company's Annual Report on
       Form 10-K, as amended by Form 10-K/A, filed April 25, 1997.)
 10.22 First Amendment to Loan Agreement by and between The Prudential
       Insurance Company of America and BRE Properties, Inc., dated
       November 20, 1996 (Incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K, as amended by Form 10-
       K/A, filed April 25, 1997.)

                                                                           PAGE
                                                                           ----
 10.23 Second Amendment to Loan Agreement by and between The Prudential
       Insurance Company of America and BRE Properties, Inc., dated
       November 20, 1996 (Incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K, as amended by Form 10-
       K/A, filed April 25, 1997.)
 10.24 Fourth Amendment to Loan Agreement by and between The Prudential
       Insurance Company of America and BRE Properties, Inc., dated
       February 25, 1997 (Incorporated by reference to Exhibit 10.37 of the Company's Quarterly Report on Form 10-Q, filed August 12,
       1997.)
 10.25 Third Amendment to Loan Agreement by and between The Prudential
       Insurance Company of America and BRE Properties, Inc., dated
       February 25, 1997 (Incorporated by reference to Exhibit 10.38 of the Company's Quarterly Report on Form 10-Q, filed August 12,
       1997.)
 10.26 Fifth Amendment to Loan Agreement by and between The Prudential
       Insurance Company of America and BRE Properties, Inc., dated June
       30, 1997 (Incorporated by reference to Exhibit 10.39 of the
       Company's Quarterly Report on Form 10-Q, filed August 12, 1997.)
 10.27 Fourth Amendment to Loan Agreement by and between The Prudential
       Insurance Company of America and BRE Properties, Inc., dated June
       30, 1997 (Incorporated by reference to Exhibit 10.40 of the
       Company's Quarterly Report on Form 10-Q, filed August 12, 1997.)
 10.28 Amended and Restated 1992 Employee Stock Plan (Incorporated by
       reference to Exhibit 10.44 of the Company's Quarterly Report on
       Form 10-Q, filed November 14, 1997.)
 10.29 Contribution Agreement dated as of September 29, 1997 between the
       Company, BRE Property Investors LLC and the TCR Signatories
       (Incorporated by reference to Exhibit 10.45 of the Company's
       Quarterly Report on Form 10-Q, filed November 14, 1997.)
 10.30 The Registration Rights Agreement among the Company, BRE Property
       Investors LLC and the other signatories thereto dated November
       18, 1997 (Incorporated by reference to Exhibit 4.6 of the
       Company's Registration Statement on Form S-3 (No. 333-41433)
       which was filed with the Securities and Exchange Commission on
       December 3, 1997, as amended.)
 10.31 Amended and Restated Limited Liability Company Agreement of BRE
       Property Investors LLC, dated as of November 18, 1997, by and among BRE Properties, Inc., and the other parties named therein
       (Incorporated by reference to Exhibit 10.1 of the Company's
       Current Report on Form 8-K, dated December 18, 1997.)
 10.32 Limited Liability Company Agreement of Blue Ravine Investors LLC,
       dated as of November 18, 1997, by and between BRE Properties,
       Inc. and Blue Ravine Realty Partners (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K,
       dated December 18, 1997.)
 10.33 Unsecured Line of Credit Loan Agreement, dated as of November 17,
       1997, by and between BRE Properties, inc., and Bank of America
       National Trust and Savings Association (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K,
       dated December 18, 1997.)
 10.34 The Registration Rights Agreement between the Company and Legg
       Mason Unit Investment Trust Series 7, Legg Mason REIT Trust,
       December 1997 Series, dated as of December 23, 1997,
       (Incorporated by reference to Exhibit 4.6 of the Company's
       Registration Statement on Form S-3 (No. 333-44997) which was filed with the Securities and Exchange Commission on January 27,
       1998, as amended)
 10.35 Amended and Restated Credit Agreement with Sanwa Bank, dated        61
       December 31, 1997.
 10.36 Treasury rate guarantee hedge with Morgan Stanley, dated November   88
       21, 1997.
 10.37 Office Lease between OTR, an Ohio general partnership, and the      90
       Company dated September 26, 1997.

                                                                          PAGE
                                                                          ----
 10.38 Loan Modification Agreement to syndicate loan to BRE Properties,   126
       Inc. made by various financial institutions with Bank of America
       NT&SA as agent.
 10.39 Employment agreement with Bruce C. Ward.                           158
 12    Statements re: computation of ratios                               166
 21    Subsidiaries of the Registrant                                     167
 23.1  Consent of Ernst & Young LLP                                       168
 27.1  Financial Data Schedule -- 1997
 27.2  Financial Data Schedule -- 1996 (amended)
 27.3  Financial Data Schedule -- 1995 (amended)