Form 10-Q
period 1998-03-31
BRE PROPERTIES INC /MD/
filed 1998-05-14
CIK 1011174

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1998 OR

  [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-5305

                              BRE PROPERTIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Maryland                                     94-1722214
----------------------------------------         -------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

         44 Montgomery Street
              36th Floor
           San Francisco, CA                               94104-4809
----------------------------------------        -------------------------------
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

                                 Yes   X     No
                                     -----      -----

Number of shares of common stock
outstanding as of May 12, 1998      42,367,410
                                  --------------

BRE Properties, Inc.
--------------------------------------------------------------------------------


PART I   FINANCIAL INFORMATION

ITEM 1 - Financial Statements
         --------------------

CONSOLIDATED BALANCE SHEETS (unaudited)
------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                             March 31,         December 31,
                                                                            1998               1997
                                                                        -------------      ------------
ASSETS
Investments in rental properties:
     Multifamily .................................................       $ 1,298,091        $ 1,248,012
     Commercial and retail .......................................            11,967             11,929
     Construction in progress ....................................           112,102             84,202
     Less: Accumulated depreciation and amortization .............           (55,812)           (49,721)
                                                                         -----------        -----------
                                                                           1,366,348          1,294,422
Investments in limited partnerships ..............................             1,174              2,780
                                                                         -----------        -----------
Real estate portfolio ............................................         1,367,522          1,297,202

Mortgage loans, net ..............................................             4,880              4,871
Cash and short-term investments ..................................             1,910              4,216
Funds held in escrow .............................................              --               15,833
Other ............................................................            23,901             19,776
                                                                         ===========        ===========
     TOTAL ASSETS ................................................       $ 1,398,213        $ 1,341,898
                                                                         ===========        ===========
LIABILITIES AND
SHAREHOLDERS' EQUITY

LIABILITIES
Mortgage loans ...................................................       $   235,195        $   232,367
Unsecured senior notes ...........................................           253,000            123,000
Unsecured lines of credit ........................................           110,000            186,000
Accounts payable and other liabilities ...........................            15,577             16,970
                                                                         -----------        -----------
     TOTAL LIABILITIES ...........................................           613,772            558,337
                                                                         -----------        -----------

Minority interest ................................................            76,066             76,066

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized.  No
    shares outstanding at March 31, 1998 or December 31, 1997 ....              --                 --
Common stock, $.01 par value, 100,000,000 shares authorized.
    Shares issued and outstanding:  41,911,584 at March 31 1998;
    41,738,704 at December 31, 1997 ..............................               419                417
Additional paid-in capital .......................................           607,651            605,833
Accumulated net income in excess of cumulative dividends .........           100,305            101,245
                                                                         -----------        -----------
     Total shareholders' equity ..................................           708,375            707,495
                                                                         -----------        -----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................       $ 1,398,213        $ 1,341,898
                                                                         ===========        ===========

See notes to consolidated financial statements

BRE Properties, Inc.
--------------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF INCOME (unaudited)
-------------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share data)                                   For the Quarter Ended
                                                                                        March 31,
                                                                              -------------------------
                                                                                  1998          1997
                                                                              ----------      ---------
REVENUE
Rental income:
     Multifamily .......................................................       $ 44,007        $ 26,801
     Commercial and retail .............................................            315           3,060
Other income ...........................................................          3,091           1,865
                                                                               --------        --------

     TOTAL REVENUE .....................................................         47,413          31,726
                                                                               --------        --------

EXPENSES
Real estate expenses:
     Multifamily .......................................................         14,730           9,399
     Commercial and retail .............................................             15             214
Depreciation and amortization ..........................................          6,485           4,168
Interest expense .......................................................          8,535           5,890
General and administrative .............................................          1,665           1,113
                                                                               --------        --------

     TOTAL EXPENSES ....................................................         31,430          20,784
                                                                               --------        --------

Income before net loss on sales of investments in rental properties and
     minority interest .................................................         15,983          10,942
Net loss on sales of investments in rental properties ..................           (825)           --
                                                                               --------        --------
Income before minority interest ........................................         15,158          10,942
Minority interest in income ............................................          1,016            --
                                                                               --------        --------
     NET INCOME ........................................................       $ 14,142        $ 10,942
                                                                               ========        ========

Net income per outstanding share:

Income before net loss on sales of investments in rental properties less
     minority interest .................................................       $   0.36        $   0.33
Net loss on sales of investments in rental properties ..................       ($  0.02)           --
                                                                               ========        ========
Net income per share - basic ...........................................       $   0.34        $   0.33
                                                                               ========        ========

Income before net loss on sales of investments in rental properties and
     minority interest .................................................       $   0.36        $   0.32
Net loss on sales of investments in rental properties ..................       ($  0.02)           --
                                                                               ========        ========
Net income per share - assuming dilution ...............................       $   0.34        $   0.32
                                                                               ========        ========

Weighted average shares outstanding - basic ............................         41,830          32,980
                                                                               ========        ========
Weighted average shares outstanding - assuming dilution ................         45,150          33,560
                                                                               ========        ========

See notes to consolidated financial statements

BRE Properties, Inc.
--------------------------------------------------------------------------------




CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                                                                              For the Three Months Ended
                                                                                        March 31,
                                                                             ----------------------------
                                                                                1998             1997
                                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................................       $  14,142        $  10,942
Adjustments to reconcile net income to net cash generated by  operating activities:
     Provision for depreciation and amortization ......................           6,485            4,168
     Net loss on sales of investments in rental properties ............             825             --
     Minority interest ................................................           1,016             --
     (Decrease) increase in accounts payable and other liabilities ....          (1,393)           1,548
     Decrease (increase) in other assets ..............................              18           (1,758)
                                                                              ---------        ---------
Net cash flows generated by operating activities ......................          21,093           14,900
                                                                              ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Multifamily properties purchased ......................................         (54,038)         (26,173)
Decrease in funds held in escrow ......................................          15,833             --
Capital expenditures-multifamily ......................................            (889)            (440)
Capital expenditures-commercial and retail ............................              (4)            (132)
Rehabilitation expenditures ...........................................          (1,086)            (795)
Additions to construction in progress .................................         (27,900)            --
Payments on mortgage loans receivable .................................              50               40
Proceeds from sales of property, net ..................................           9,293             --
Other .................................................................             (59)            --
                                                                              ---------        ---------
Net cash flows used in investing activities ...........................         (58,800)         (27,500)
                                                                              ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage loans ..................................            (534)            (410)
Issuance of unsecured senior notes ....................................         130,000             --
Costs of issuance of senior unsecured notes ...........................          (3,787)            --
Lines of credit:
     Advances .........................................................          71,000           37,500
     Repayments .......................................................        (147,000)         (14,500)
Proceeds from exercises of stock options ..............................           1,820            2,460
Distributions to minority members .....................................          (1,016)            --
Dividends paid ........................................................         (15,082)         (11,392)
                                                                              ---------        ---------
Net cash flows generated by financing activities ......................          35,401           13,658
                                                                              ---------        ---------

(Decrease) increase in cash and short-term investments ................          (2,306)           1,058
Balance at beginning of period ........................................           4,216              184
                                                                              =========        =========
BALANCE AT END OF PERIOD ..............................................       $   1,910        $   1,242
                                                                              =========        =========

Interest capitalized ..................................................       $   2,026             --
                                                                              =========        =========
Mortgage loans assumed ................................................       $   3,362             --
                                                                              =========        =========

See notes to consolidated financial statements

BRE Properties, Inc.
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------
March 31, 1998


NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Annual Report of BRE Properties, Inc., (the "Company" or "BRE"), on Form 10-K for the year ended December 31, 1997 (the "1997 10-K"). In the opinion of management, all adjustments (consisting of normal recurring adjustments only) have been made which are necessary for a fair statement of the results for the interim periods presented herein.

NOTE B - LITIGATION
-------------------

BRE is defending various claims and legal actions that arise from its normal course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions will have a material adverse effect on BRE's results of operations or financial position.

NOTE C - COMMITMENTS
--------------------

The Company has commitments to acquire four multifamily communities with a total estimated cost of approximately $112 million. There can be no assurance that these communities will be acquired or will be acquired for the number of units and estimated cost indicated.

BRE Properties, Inc.
--------------------------------------------------------------------------------


ITEM 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations
--------------------------------------------------------------------------------
March 31, 1998

Overview

BRE Properties, Inc. (the "Company" or "BRE") is a regionally focused, self-administered equity real estate investment trust ("REIT") which primarily owns and manages a portfolio of 75 apartment communities (aggregating 18,956 units) in 12 major markets of the Western United States. The Company also owns five commercial and retail properties and two properties held in partnerships in which BRE is a minority limited partner. The Company's revenues consist primarily of rental income (93% of total revenues in the quarter ended March 31, 1998 and 94% in the quarter ended March 31, 1997) derived from its portfolio of income-producing properties. Other income includes various fees and charges to residents of multifamily communities, and to a lesser extent, interest from notes receivable, fee management income and income from partnership investments. The policy of the Company is to emphasize cash flows from operations rather than the realization of capital gains through property dispositions. As dispositions of real estate assets are made, the Company typically seeks to reinvest net proceeds from sales in income-producing real estate.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," including statements regarding the Company's beliefs, expectations or strategies regarding the future, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, including those discussed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"), that could cause actual results to differ materially from those projected.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MARCH 31, 1998 AND 1997

REVENUES

Total revenues were $47,413,000 for the three months ended March 31, 1998 compared to $31,726,000 for the same period in 1997. This increase was primarily due to an increase in multifamily rental revenues resulting from the acquisition of 23 multifamily communities, which contributed approximately $16,110,000 and $860,000 to multifamily rental revenues for the three months ended March 31, 1998 and 1997, respectively. Further, multifamily rental revenues from "Same-Store" communities (multifamily communities owned by the Company and stabilized as of January 1, 1997 and consisting of 12,002 of BRE's 18,956 total units) increased $1,956,000 for the three months ended March 31, 1998 compared to the same period in 1997. This increase was due primarily to an average increase in rental rates of approximately 8%.

BRE Properties, Inc.
--------------------------------------------------------------------------------


Rental revenues from commercial and retail properties decreased 90% in the quarter ended March 31, 1998 when compared to the same period in 1997 due largely to the sale of ten such properties in these categories (which properties contributed approximately $24,000 and $2,979,000 in revenues during the quarters ended March 31, 1998 and 1997, respectively).

Other income increased from $1,865,000 in the quarter ended March 31, 1997 to $3,091,000 for the quarter ended March 31, 1998 due primarily to the acquisition of 23 multifamily communities and offset in part by the sale of ten commercial and retail properties.

A summary of the components of revenue for the quarters ended March 31, 1998 and 1997 follows (dollars in thousands):

                         THREE MONTHS ENDED  THREE MONTHS ENDED
                          MARCH 31, 1998       MARCH 31, 1997
                         -----------------   ------------------
                                                                    % CHANGE
                                   % OF TOTAL           % OF TOTAL  FROM 1997
                         REVENUES   REVENUES   REVENUES  REVENUES    TO 1998
                         -------   ----------  -------  ----------  ---------
REVENUES:
Rental Revenue:
Multifamily-Same-store   $27,897               $25,941
Multifamily-other ....    16,110                   860
                         -------               -------
Multifamily-total ....    44,007         93%    26,801        85%         65%
                                                                     =======
Commercial and retail        315       --        3,060         9%        (90%)
                                                                     =======
Other income .........     3,091          7%     1,865         6%         66%
                         -------    -------    -------   -------     =======
Total revenue ........   $47,413        100%   $31,726       100%         49%
                         =======    =======    =======   =======     =======

Portfolio physical occupancy rates as of March 31, 1998 and 1997 were as follows:

                                              1998      1997
-------------------------------------------------------------
Multifamily-Same-store                          97%      96%
-------------------------------------------------------------
Multifamily-All                                 96%      96%
-------------------------------------------------------------
Commercial and Retail 1                         94%      93%
-------------------------------------------------------------

For multifamily properties, portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. For commercial and retail properties, portfolio occupancy is calculated by dividing the total occupied square footage by the total rentable square footage in the portfolio.

EXPENSES

Real Estate Expenses

Real estate expenses for multifamily properties (which include maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) for the quarter ended March 31, 1998 increased 57% to $14,730,000 from the comparable period in 1997 primarily due to expenses of 23 multifamily property acquisitions. Real estate expenses


---------------------
1 For 1998 represents five properties with a gross book value of approximately $12 million; in 1997, there were 15 properties with a gross book value of approximately $104 million.

BRE Properties, Inc.
--------------------------------------------------------------------------------

for commercial and retail properties changed from $214,000 in the quarter ended March 31, 1997 to $15,000 in the same period in 1997 due primarily to the sale of ten such properties during 1997 and 1998. Real estate expenses for multifamily properties as a percentage of multifamily rental revenues decreased from 35% for the first quarter in 1997 to 34% for the first quarter 1998.

A summary of the categories of real estate expenses for the quarters ended March 31, 1998 and 1997 follows (dollars in thousands):

                                    THREE MONTHS ENDED                  THREE MONTHS ENDED
                                      MARCH 31, 1998                     MARCH 31, 1997
                              ---------------------------------     ------------------------
                                           % OF                      % OF
                                         MULTIFAMILY               MULTIFAMILY    % CHANGE
                                           RENTAL                    RENTAL       FROM 1997
                               EXPENSE    REVENUES     EXPENSE      REVENUES       TO 1998
                              --------    --------     --------     ---------    -----------
Multifamily-Same-Store ..     $ 9,426                  $ 9,166
Multifamily-other .......       5,071                       93
Other ...................         233                      140
                              -------                  -------
Multifamily-total .......      14,730          34%       9,399            35%          57%
                                          =======                    =======
Commercial and retail ...          15                      214                        (93%)
                              =======                  =======                   ========
Total real estate expense     $14,745                  $ 9,613                         53%
                              =======                  =======                    =======

Provision for Depreciation and Amortization

The provision for depreciation and amortization increased by $2,317,000 to $6,485,000 for the quarter ended March 31, 1998 from the comparable period of 1997. The increase in 1998 resulted primarily from multifamily property acquisitions and was offset in part by dispositions of commercial and retail properties.

Interest Expense

Interest expense was $8,535,000 (net of capitalized interest) for the quarter ended March 31, 1998, up from $5,890,000 for the same period in 1997. This increase was due largely to interest expense on the Company's $50 million and $130 million unsecured senior notes and the mortgage indebtedness assumed in the November 1997 transaction with Trammell Crow Residential-West.

General and Administrative

General and administrative costs were $1,665,000 or 3.5% of total revenues for the first quarter in 1998 and $1,113,000 or 3.5% of total revenues for the first quarter in 1997. The increase of the total general and administrative expense reflect the costs of administering a much larger portfolio in the quarter ended March 31, 1998, with total revenues approximately 49% greater than in the quarter ended March 31, 1997.

BRE Properties, Inc.
--------------------------------------------------------------------------------

Net Loss on Sales of Real Estate Investments

The net loss on sales of real estate investments for the quarter ended March 31, 1998 were primarily due to the sale of Park Glenn Apartments in Camarillo, CA and the limited partnership interest in the Chateau de Ville partnership in Anaheim, CA. There were no net gains (or loss) on sales of real estate investments for the comparable period in 1997.

Net Income

Net income increased from $10,942,000 to $14,142,000 for the quarters ended March 31, 1997 and 1998 respectively, primarily due to the addition of 23 multifamily apartment communities acquired. The increase was offset in part by the sale of ten commercial and retail properties.

Acquisition and Disposition Summary

During the quarter ended March 31, 1998, the Company acquired and sold the following assets:



                                                            GROSS PURCHASE
         COMMUNITY NAME                    UNITS            OR SALES PRICE
---------------------------------     -----------------    -----------------

ACQUISITIONS:
Landing at Bear Creek                              224           $18,300,000
Wellington/2/                                       64             5,800,000
Montebello                                         248            33,300,000
                                      =================     =================
Total Acquisitions                                 536           $57,400,000
                                      =================     =================
DISPOSITION:
Park Glenn                                         150            $8,200,000
                                      =================     =================

Additionally, the Company sold its limited partnership interest in the Chateau de Ville partnership for $1,250,000 during the quarter ended March 31, 1998.




---------------------
2 Operated as part of an existing community, Shadowbrook.

BRE Properties, Inc.
--------------------------------------------------------------------------------

Construction in Progress

The following table sets forth data with respect to the Company's eight multifamily properties included in construction in progress at March 31, 1998. Completion of these properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. No assurance can be given that these properties will be completed or, if completed, that they will be completed by the estimated dates or for the estimated amounts set forth in the table below or that they will contain the number of proposed units set forth in the table below.


                                 PROPOSED          INVESTMENT         ESTIMATED
                                 NUMBER OF           TO DATE           COST TO         ESTIMATED        COMPLETION
PROPERTY NAME AND LOCATION        UNITS/3/       MARCH 31,1998        COMPLETE         TOTAL COST            DATE
-----------------------------    -----------     ----------------    -------------    ------------    --------------
(Dollar amounts in millions)

Pinnacle at Towne Centre,
Phoenix, AZ                             350                $21.6             $8.4           $30.0           3Q/1998
Pinnacle Terrace, Chandler, AZ          300                 12.1              8.5            20.6           3Q/1998
Pinnacle at Hunters Glen,
Thornton, CO                            264                  8.3             11.5            19.8           4Q/1998
Pinnacle at West Flamingo,
Las Vegas, NV                           324                 14.2             12.0            26.2           1Q/1999
Pinnacle Estates,
Albuquerque, NM                         294                 12.2             10.6            22.8           3Q/1998
Pinnacle at High Resort,
Rio Ranch, NM                           301                 10.1             12.7            22.8           3Q/1998
Pinnacle at Sand Hill,
Orem, UT                                288                 15.2              7.6            22.8           2Q/1998
Pinnacle at Clearfield,
Clearfield, UT                          324                 11.8             11.0            22.8           4Q/1998
                                 ===========     ================    =============    ============
                                      2,445               $105.5            $82.3          $187.8
                                 ===========     ================    =============    ============

Impact Of Inflation

For the quarter ended March 31, 1998, over 90% of the Company's total revenues were derived from apartment properties. Due to the short-term nature of most apartment leases (typically one year or less), the Company may seek to adjust rents to help counter the impact of inflation upon renewal of existing leases or commencement of new leases, although there can be no assurance that the Company will be able to adjust rents in response to inflation. In addition, occupancy rates may fluctuate due to short-term leases, which permit apartment residents to leave at the end of each lease term at minimal cost to the resident.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company's cash and cash equivalents totaled $1,910,000, down from $4,216,000 at December 31, 1997. Borrowings under the Company's lines of credit were $110,000,000 at March 31, 1998, compared to $186,000,000 at
December 31, 1997. Lines of credit are available to fund new acquisitions, fund capital improvements and operating expenses and pay dividends to shareholders. The Company typically reduces lines of credit with cash balances as available.



--------------------------
3 Proposed number of units. No units had been completed as of March 31, 1998.

BRE Properties, Inc.
--------------------------------------------------------------------------------

The Company's lines of credit provide for borrowings of up to $300,000,000, with $190,000,000 available at March 31, 1998. The lines of credit expire in June 2000 as to $265,000,000 and April 2000 as to $35,000,000. The lines of credit bear interest at LIBOR plus .70%. Costs of the lines of credit are .125% per annum on the total commitment amount and an unuse fee of .125% per annum as to unused amounts on the $35,000,000 line.

Additionally, the Company had $73,000,000 of unsecured indebtedness at March 31, 1998, with an interest rate of 7.44% per annum as to $55,000,000 and 7.88% per annum as to $18,000,000. This indebtedness is to be repaid through scheduled principal payments in the years from 2000 to 2005. The Company also had a $50,000,000 issue of unsecured notes due 2007, with an effective rate of 7.8% and a $130,000,000 issue of unsecured notes due 2013 with an effective rate, reflecting the settlement of a Treasury Lock Swap Agreement, underwriting fees and other costs, of approximately 7.3%. At March 31, 1998, the Company also had outstanding mortgage indebtedness of $235,195,000 at interest rates ranging from 5.8% to 9.3%, with an overall average of approximately 7.6%. The remaining terms of the mortgage indebtedness range from less than one to 30 years.

For additional information regarding the Company's lines of credit, unsecured notes payable and mortgage loans payable, including scheduled principal payments over the next five years, see Notes 5 and 6 to Notes to Financial Statements contained in the Company's 1997 Form 10-K. Certain of the Company's indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. The Company was in compliance with all such covenants during the quarter ended March 31, 1998.

The Company believes that its cash flow and cash available from lines of credit will be sufficient to meet its short-term liquidity needs during 1998, which include normal recurring expenses, debt service requirements, budgeted expenditures for improvements to certain properties and distributions required to maintain the Company's REIT qualification under the Internal Revenue Code. However, the Company anticipates that it will continue to require outside sources of financing to meet its long-term liquidity needs, such as scheduled debt repayments and property acquisitions. At March 31, 1998, the Company has committed to the purchase of approximately $112,000,000 of multifamily communities and had an estimated cost to complete for construction in progress of approximately $82,000,000.

DIVIDENDS

A cash dividend has been paid to shareholders each quarter since the Company's inception in 1970. On February 24, 1997, the Company increased its dividend from $1.38 per year to $1.44 per year. Total dividends paid to shareholders for the three months ended March 31, 1998 and 1997 were $15,082,000 and $11,392,000 respectively.

BRE Properties, Inc.
--------------------------------------------------------------------------------


PART II -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None.

ITEM 5.    OTHER INFORMATION
           None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibits:

                  4.1 First Supplemental Indenture dated as of April 23, 1998 between the Company and Chase Manhattan Bank and Trust Company, National Association, as successor trustee.

                  10.1 Amended and Restated Non-Employee Director Stock Option Plan as amended March 2, 1998

                  27       Financial Data Schedule

                  99.1     Other Exhibits -Ratio of Earnings to Fixed Charges

         (b)      Reports on Form 8-K:

                  On February 24, 1998, the Company filed a report on Form 8-K concerning the Underwriting Agreement and Form of Note for the Company's offering of $130,000,000 Unsecured Notes Due 2013.

BRE Properties, Inc.
--------------------------------------------------------------------------------


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     BRE PROPERTIES, INC.
                                                             (Registrant)

Date:   May 14, 1998                       /s/LeRoy E. Carlson
--------------------                       ------------------------------
                                           LeRoy E. Carlson
                                           Executive Vice President,
                                           Chief Financial Officer and Secretary