Form 10-Q
period 1998-06-30
BRE PROPERTIES INC /MD/
filed 1998-08-14
CIK 1011174

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-5305

                              BRE PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Maryland                                     94-1722214
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

      44 Montgomery Street
           36th Floor
        San Francisco, CA                                94104-4809
----------------------------------          ------------------------------------
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

                 Yes X                              No
                 -----                              -----

Number of shares of common stock
outstanding as of August 7, 1998                    44,140,715
                                                    ----------

                            BRE PROPERTIES, INC.

                             INDEX TO FORM 10-Q

                                June 30, 1998

                                                                        Page No.
                                                                        --------
PART I       FINANCIAL INFORMATION

             ITEM 1:

             Consolidated balance sheets - June 30, 1998
                and December 31, 1997                                        2

             Consolidated statements of income - quarters
                ended June 30, 1998 and 1997                                 3

             Consolidated statements of income - six months
                ended June 30, 1998 and 1997                                 4

             Consolidated statements of cash flows -six months
                ended June 30, 1998 and 1997                                 5

             Notes to consolidated financial statements                      6

             ITEM 2:

             Management's Discussion and Analysis
                of Financial Condition and Results of Operations          7-16

             ITEM 3:

             Qualitative and Quantitative Disclosures
                about Market Risk                                           16

PART II      OTHER INFORMATION

             ITEM 1      Legal Proceedings                                  17
             ITEM 2      Changes in Securities and Use of Proceeds          17
             ITEM 3      Defaults Upon Senior Securities                    17
             ITEM 4      Submission of Matters to a Vote
                            of Security Holders                             17
             ITEM 5      Other Information                                  18
             ITEM 6      Exhibits and Reports on Form 8-K                   18

BRE Properties, Inc.
--------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION
ITEM 1 - Financial Statements
         --------------------

Consolidated Balance Sheets (unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands)

                                                                      June 30,          December 31,
                                                                        1998                1997
                                                                    ------------       -------------
ASSETS
Investments in rental properties:
     Multifamily .............................................       $ 1,415,688        $ 1,248,012
     Commercial and retail ...................................            10,946             11,929
     Construction in progress ................................           102,678             84,202
     Less: Accumulated depreciation and amortization .........           (62,263)           (49,721)
                                                                     -----------        -----------
                                                                       1,467,049          1,294,422
Investments in limited partnerships ..........................               824              2,780
                                                                     -----------        -----------

Real estate portfolio ........................................         1,467,873          1,297,202

Mortgage loans, net ..........................................             4,713              4,871
Cash and short-term investments ..............................             1,925              4,216
Funds held in escrow .........................................            14,500             15,833
Other ........................................................            26,503             19,776
                                                                     -----------        -----------
     TOTAL ASSETS ............................................       $ 1,515,514        $ 1,341,898
                                                                     ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Mortgage loans ...............................................       $   239,811        $   232,367
Unsecured senior notes .......................................           253,000            123,000
Unsecured lines of credit ....................................           212,000            186,000
Accounts payable and other liabilities .......................            16,061             16,970
                                                                     -----------        -----------
     TOTAL LIABILITIES .......................................           720,872            558,337
                                                                     -----------        -----------

Commitments and contingencies (notes B and C) ................              --                 --

MINORITY INTEREST ............................................            76,066             76,066
                                                                     -----------        -----------
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized
   No shares outstanding at June 30, 1998 or December 31, 1997              --                 --
Common stock, $.01 par value, 100,000,000 shares authorized ..
   Shares issued and outstanding: 42,374,439 at June 30, 1998;
   41,738,704 at December 31, 1997 ...........................               424                417
Additional paid-in capital ...................................           617,354            605,833
Accumulated net income in excess of cumulative dividends .....           100,798            101,245
                                                                     -----------        -----------
     Total shareholders' equity ..............................           718,576            707,495
                                                                     -----------        -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............       $ 1,515,514        $ 1,341,898
                                                                     ===========        ===========

See notes to consolidated financial statements.

BRE Properties, Inc.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)


                                                                       For the Quarter Ended
                                                                             June 30,
                                                                      ------------------------
                                                                        1998            1997
                                                                      --------        --------
REVENUE
Rental income:
     Multifamily ..............................................       $ 45,526        $ 28,797
     Commercial and retail ....................................            347           1,194
Other income ..................................................          3,358           2,215
                                                                      --------        --------
         TOTAL REVENUE ........................................         49,231          32,206
                                                                      --------        --------
EXPENSES
Real estate expenses:
  Multifamily .................................................         15,192          10,340
  Commercial and retail .......................................             35              84
Depreciation and amortization .................................          6,668           4,128
Interest expense ..............................................          8,827           4,850
General and administrative ....................................          1,705           1,128
                                                                      --------        --------
         TOTAL EXPENSES .......................................         32,427          20,530
                                                                      --------        --------
Income before net gain (loss) on sales of investments in rental
   properties and minority interest ...........................         16,804          11,676
Net gain (loss) on sales of investments in rental properties ..            (46)         25,603
                                                                      --------        --------
Income before minority interest ...............................         16,758          37,279
Minority interest in income ...................................          1,017            --
                                                                      --------        --------
         NET INCOME ...........................................       $ 15,741        $ 37,279
                                                                      ========        ========
Net income per outstanding share:

Income before net gain (loss) on sales of investments in rental
   properties less minority interest ..........................       $   0.37        $   0.34
Net gain (loss) on sales of investments in rental properties ..           --          $   0.74
                                                                      --------        --------
Net income per share - basic ..................................       $   0.37        $   1.08
                                                                      ========        ========
Income before net gain (loss) on sales of investments in rental
   properties and minority interest ...........................       $   0.37        $   0.33
Net gain (loss) on sales of investments in rental properties ..           --          $   0.73
                                                                      --------        --------
Net income per share - assuming dilution ......................       $   0.37        $   1.06
                                                                      ========        ========
Weighted average shares outstanding - basic ...................         42,170          34,520
                                                                      ========        ========
Weighted average shares outstanding - assuming dilution .......         45,360          35,090
                                                                      ========        ========
Dividends declared and paid per share .........................       $  0.360        $  0.345
                                                                      ========        ========

See notes to consolidated financial statements

BRE Properties, Inc.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                       For the Six Months Ended
                                                                               June 30,
                                                                     --------------------------
                                                                       1998             1997
                                                                     ---------       ----------
REVENUE
Rental income:
     Multifamily ..............................................       $ 89,533        $ 55,597
     Commercial and retail ....................................            662           4,255
Other income ..................................................          6,449           4,081
                                                                      --------        --------
         TOTAL REVENUE ........................................         96,644          63,933
                                                                      --------        --------
EXPENSES
Real estate expenses:
     Multifamily ..............................................         29,922          19,707
     Commercial and retail ....................................             50             332
Depreciation and amortization .................................         13,153           8,296
Interest expense ..............................................         17,362          10,739
General and administrative ....................................          3,370           2,242
                                                                      --------        --------
         TOTAL EXPENSES .......................................         63,857          41,316
                                                                      --------        --------
Income before net gain (loss) on sales of investments in rental
   properties and minority interest ...........................         32,787          22,617
Net gain (loss) on sales of investments in rental properties ..           (871)         25,603
                                                                      --------        --------
Income before minority interest ...............................         31,916          48,220
Minority interest in income ...................................          2,033            --
                                                                      --------        --------
         NET INCOME ...........................................       $ 29,883        $ 48,220
                                                                      ========        ========
Net income per outstanding share:

Income before net (loss) gain on sales of investments in rental
   properties less minority interest ..........................       $   0.73        $   0.67
Net gain (loss) on sales of investments in rental properties ..       ($  0.02)       $   0.76
                                                                      --------        --------
Net income per share - basic ..................................       $   0.71        $   1.43
                                                                      ========        ========
Income before net gain (loss) on sales of investments in rental
   properties and minority interest ...........................       $   0.73        $   0.66
Net gain (loss) on sales of investments in rental properties ..       ($  0.02)       $   0.74
                                                                      --------        --------
Net income per share - assuming dilution ......................       $   0.71        $   1.40
                                                                      ========        ========
Weighted average shares outstanding - basic ...................         42,000          33,770
                                                                      ========        ========
Weighted average shares outstanding - assuming dilution .......         45,260          34,430
                                                                      ========        ========
Dividends declared and paid per share .........................       $   0.72        $   0.69
                                                                      ========        ========

See notes to consolidated financial statements

BRE Properties, Inc.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands)

                                                                       For the Six Months Ended
                                                                              June 30,
                                                                      --------------------------
                                                                        1998             1997
                                                                      ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ....................................................       $  29,883        $  48,220
Adjustments to reconcile net income to net cash generated by operating activities:
  Provision for depreciation and amortization .................          13,153            8,296
  Net loss (gain) on sales of investments in rental properties              871          (25,603)
  Minority interest ...........................................           2,033             --
  (Decrease) increase in accounts payable and other liabilities            (909)             335
  (Increase) in other assets ..................................          (2,522)          (1,378)
                                                                      ---------        ---------
Net cash flows generated by operating activities ..............          42,509           29,870
                                                                      ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Multifamily properties purchased ..............................        (115,988)         (84,912)
Decrease in funds held in escrow ..............................           1,333             --
Capital expenditures-multifamily ..............................          (1,697)            (735)
Capital expenditures-commercial and retail ....................            (141)            (414)
Rehabilitation expenditures ...................................          (2,029)          (1,776)
Additions to construction in progress .........................         (68,816)            --
Payments on mortgage loans receivable .........................             158              296
Proceeds from sales of property, net ..........................          12,170           83,115
                                                                      ---------        ---------
Net cash flows used in investing activities ...................        (175,010)          (4,426)
                                                                      ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage loans ..........................          (1,168)            (860)
Issuance of unsecured senior notes ............................         130,000           50,000
Costs of issuance of senior unsecured notes ...................          (3,787)          (3,121)
Lines of credit:
  Advances ....................................................         226,000           37,500
  Repayments ..................................................        (200,000)        (161,500)
Proceeds from equity offerings, net ...........................           9,386           90,999
Proceeds from exercises of stock options ......................           2,141            3,125
Distributions to minority members .............................          (2,033)            --
Dividends paid ................................................         (30,329)         (24,150)
                                                                      ---------        ---------
Net cash flows generated by financing activities ..............         130,210           (8,007)
                                                                      ---------        ---------

(Decrease) increase in cash and short-term investments ........          (2,291)          17,437
Balance at beginning of period ................................           4,216              184
                                                                      ---------        ---------
Balance at end of period ......................................       $   1,925        $  17,621
                                                                      =========        =========
Transfers of construction in progress .........................       $  50,340             --
                                                                      =========        =========
Interest capitalized ..........................................       $   4,857             --
                                                                      =========        =========
Mortgage loans assumed ........................................       $   8,612             --
                                                                      =========        =========

See notes to consolidated financial statements

BRE Properties, Inc.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------
June 30, 1998

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Annual Report of BRE Properties, Inc., (the "Company" or "BRE"), on Form 10-K for the year ended December 31, 1997 (the "1997 10-K"). In the opinion of management, all adjustments (consisting of normal recurring adjustments only) have been made which are necessary for a fair statement of the results for the interim periods presented herein.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted for fiscal years beginning after December 15, 1997. The impact of the adoption of Statement No. 131 on the Company's operations is not expected to be material.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted for fiscal years beginning after June 15, 1999. The impact of the adoption of Statement No. 133 on the Company's operations is not expected to be material.

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

NOTE C - COMMITMENTS
--------------------

The Company has commitments to acquire three multifamily communities with a total estimated cost of approximately $100 million, with anticipated fundings of $40 million in 1998 and the remainder in 2000. There can be no assurance that these communities will be acquired or will be acquired for the number of units and estimated cost indicated.

NOTE D - SUBSEQUENT EVENT
-------------------------

In July 1998, the Company issued 1,750,000 shares of common stock at a price to the public of $27.82 per share. Net proceeds to the Company after underwriting discounts and other expenses were approximately $47 million. These proceeds were used to paid down amounts on the Company's unsecured lines of credit.

BRE Properties, Inc.
--------------------------------------------------------------------------------

ITEM 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations
--------------------------------------------------------------------------------
June 30, 1998

Overview

BRE Properties, Inc. (the "Company" or "BRE") is a regionally focused, self-administered equity real estate investment trust ("REIT") which primarily owns and manages a portfolio of 78 apartment communities (aggregating 19,641 units) in 12 major markets of the Western United States. The Company also owns four commercial and retail properties and two properties held in partnerships in which BRE is a minority limited partner. The Company's revenues consist primarily of rental income (93% of total revenues in both quarters ended June 30, 1998 and 1997) derived from its portfolio of income-producing properties. Other income includes various fees and charges to residents of multifamily communities, and to a lesser extent, interest from notes receivable, fee management income and income from partnership investments. The policy of the Company is to emphasize cash flows from operations rather than the realization of capital gains through property dispositions. As dispositions of real estate assets are made, the Company typically seeks to reinvest net proceeds from sales in income-producing real estate.

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

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED JUNE 30, 1998 AND 1997

REVENUES

Total revenues were $49,231,000 for the three months ended June 30, 1998 compared to $32,206,000 for the same period in 1997. This increase was primarily due to an increase in multifamily rental revenues resulting from the acquisition of 27 multifamily communities, which contributed approximately $16,830,000 and $1,789,000 to multifamily rental revenues for the three months ended June 30, 1998 and 1997, respectively. This increase was offset in part by the disposition of three communities. Further, multifamily rental revenues from "Same-Store" communities (multifamily communities owned by the Company and stabilized as of April 1, 1997 and consisting of 12,360 of BRE's 19,641 total units) increased $1,688,000 for the three months ended June 30, 1998 compared to the same period in 1997. This increase in same-store communities was due primarily to an average increase in rental rates of approximately 6% as physical occupancy was comparable for the two periods.

BRE Properties, Inc.
--------------------------------------------------------------------------------

Rental revenues from commercial and retail properties decreased 71% in the quarter ended June 30, 1998 when compared to the same period in 1997 due largely to the sale of 11 such properties in these categories (which properties contributed approximately $862,000 in revenues during the quarter ended June 30, 1997 and none in the quarter ended June 30, 1998).

Other income increased from $2,215,000 in the quarter ended June 30, 1997 to $3,358,000 for the quarter ended June 30, 1998 due primarily to the acquisition of 27 multifamily communities and offset in part by the sale of 11 commercial and retail properties, and to a lesser extent, to net income from third party property management in 1998. There were no third party property management functions during the quarter ended in June 30, 1997.

A summary of the components of revenue for the quarters ended June 30, 1998 and 1997 follows (dollars in thousands):


                                             THREE MONTHS ENDED       THREE MONTHS ENDED
                                               JUNE 30, 1998              JUNE 30, 1997
                                             -------------------      -------------------
                                                                                               % CHANGE
                                                      % OF TOTAL                 % OF TOTAL   FROM 1997
                                             REVENUES   REVENUES     REVENUES    REVENUES      TO 1998
                                             -------     -------      -------     -------      -------
Rental Revenue:
Multifamily:
   Same-store ..........................     $28,696                  $27,008
   Other ...............................      16,830                    1,789
                                             -------                  -------
Total Multifamily ......................      45,526          93%      28,797          89%          58%
                                                                                               =======
Commercial and retail ..................         347        --          1,194           4%         (71%)
                                                                                               =======
   Other income ........................       3,358           7%       2,215           7%          52%
                                             -------     -------      -------     -------      =======
   Total revenue .......................     $49,231         100%     $32,206         100%          53%
                                             =======     =======      =======     =======      =======

Portfolio physical occupancy rates as of June 30, 1998 and 1997 were as follows:

                                                         1998              1997
--------------------------------------------------------------------------------
Multifamily:  Same-store                                   96%               96%
--------------------------------------------------------------------------------
Multifamily:  All                                          96%               97%
--------------------------------------------------------------------------------
Commercial and Retail/1/                                   97%               93%
--------------------------------------------------------------------------------

For multifamily properties, portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. For commercial and retail properties, portfolio occupancy is calculated by dividing the total occupied square footage by the total rentable square footage in the portfolio.

EXPENSES

Real Estate Expenses

Real estate expenses for multifamily properties (which include maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) for the quarter ended June 30, 1998 increased 47% to $15,192,000 from the comparable period in 1997 primarily due to expenses of 27 multifamily property acquisitions. Real estate expenses for

--------
/1/ For 1998 represents four properties with a gross book value of approximately $11 million; in 1997, there were nine properties with a gross book value of approximately $35 million.

BRE Properties, Inc.
--------------------------------------------------------------------------------

commercial and retail properties changed from $84,000 in the quarter ended
June 30, 1997 to $35,000 in the same period in 1997 due primarily to the sale of 11 such properties during 1997 and 1998. Real estate expenses formultifamily properties as a percentage of multifamily rental revenues decreased from 35.9% for the second quarter in 1997 to 33.4% for the second quarter 1998.

A summary of the categories of real estate expenses for the quarters ended June 30, 1998 and 1997 follows (dollars in thousands):

                                  THREE MONTHS ENDED           THREE MONTHS ENDED
                                     JUNE 30, 1998                JUNE 30, 1997
                                 ----------------------      -----------------------
                                               % OF                         % OF
                                             MULTIFAMILY                 MULTIFAMILY  % CHANGE
                                               RENTAL                      RENTAL     FROM 1997
                                  EXPENSE     REVENUES       EXPENSE      REVENUES     TO 1998
                                 --------     --------       --------     --------    --------
Multifamily:
Same-store .................     $  9,678                    $  9,922
Multifamily:  Other ........        5,288                         461
Other ......................          226                         (43)
                                 --------                    --------
Total Multifamily ..........       15,192        33.4%         10,340       35.9%           47%
                                                 ====                       ====      ========
Commercial and retail ......           35                          84                      (58%)
                                 --------                    --------                 ========
   Total real estate expense     $ 15,227                    $ 10,424                       46%
                                 ========                    ========                 ========

Provision For Depreciation And Amortization

The provision for depreciation and amortization increased by $2,540,000 to $6,668,000 for the quarter ended June 30, 1998 from the comparable period of 1997. The increase in 1998 resulted primarily from multifamily property acquisitions and was offset in part by dispositions of commercial and retail properties.

Interest Expense

Interest expense was $8,827,000 (net of interest capitalized to the cost of apartment communities under development of $2,831,000) for the quarter ended June 30, 1998, up from $4,850,000 for the same period in 1997. This increase was due largely to interest expense on the Company's $50 million and $130 million unsecured senior notes and the mortgage indebtedness assumed in the November 1997 transaction with Trammell Crow Residential-West.

General And Administrative

General and administrative costs were $1,705,000 or 3.5% of total revenues for the second quarter in 1998 and $1,128,000, also 3.5 % of total revenues, for the second quarter in 1997. The increase in the total general and administrative expense reflect the costs of administering a much larger portfolio in the quarter ended June 30, 1998, with total revenues approximately 53% greater than in the quarter ended June 30, 1997.

BRE Properties, Inc.
--------------------------------------------------------------------------------

Net Gain (Loss) On Sales Of Real Estate Investments

The net loss on sales of real estate investments of ($46,000) for the quarter ended June 30, 1998 was primarily due to the sale of Santa Paula Village Apartments and the Santa Ana Industrial properties.

The gain on sales of real estate investments of $25,603,000 in the quarter ended June 30, 1997 was primarily due to the sale of three retail properties.

Minority Interest In Income

Minority interest in income was $1,017,000 for the quarter ended June 30, 1998 due to the earnings attributable to the minority members of the Company's consolidated subsidiaries. There were no minority members in consolidated subsidiaries in the quarter ended June 30, 1997.

Net Income

Net income decreased from $37,279,000 to $15,741,000 for the quarters ended June 30, 1997 and 1998 respectively, a decrease of $21,538,000. This decrease is primarily due the gain on sales of real estate investments in 1997 of $25,603,000 and was offset in part by earnings from the addition of 27 multifamily apartment communities acquired since June 30, 1997.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

REVENUES

Total revenues were $96,644,000 for the six months ended June 30, 1998 compared to $63,933,000 for the same period in 1997. This increase was primarily due to an increase in multifamily rental revenues resulting from the acquisition of 28 multifamily communities which contributed approximately $33,836,000 and $3,633,000 to multifamily rental revenues for the six months ended June 30, 1998 and 1997, respectively. This increase was offset in part by the disposition of three communities. Further, multifamily rental revenues from "Same-Store" communities (multifamily communities owned by the Company and stabilized as of January 1, 1997 and consisting of 12,310 of BRE's 19,341 total units) increased $3,733,000 for the six months ended June 30, 1998 compared to the same period in 1997. This increase was due primarily to an average increase in rental rates of approximately 6%.

Rental revenues from commercial and retail properties decreased 84% in the six months ended June 30, 1998 when compared to the same period in 1997 due largely to the sale of 11 such properties in these categories (which properties contributed approximately $0 and $4,054,000 in revenues during the six months ended June 30, 1998 and 1997, respectively).

Other income increased from $4,081,000 in the six months ended June 30, 1997 to $6,449,000 for the six months ended June 30, 1998 due primarily to the acquisition of 28 multifamily communities and offset in part by the sale of 11 commercial and retail properties, and to a lesser extent, to net income from third part property management in 1998. There were no third party property management functions during the six months ended June 30, 1997.

BRE Properties, Inc.
--------------------------------------------------------------------------------

A summary of the components of revenue for the six months ended June 30, 1998 and 1997 follows (dollars in thousands):

                             SIX MONTHS ENDED        SIX MONTHS ENDED
                              JUNE 30, 1998            JUNE 30, 1997
                          --------------------    ---------------------
                                                                             % CHANGE
                                    % OF TOTAL                % OF TOTAL    FROM 1997
                          REVENUES   REVENUES     REVENUES     REVENUES      TO 1998
                          --------   --------     ---------    --------     --------
Rental Revenue:
Multifamily:
   Same-store .......     $55,697                  $51,964
   Other ............      33,836                    3,633
                          -------                  -------
Total Multifamily ...      89,533          93%      55,597          87%          61%
                                                                            =======
Commercial and retail         662           1%       4,255           7%         (84%)
                                                                            =======
   Other income .....       6,449           6%       4,081           6%          58%
                          -------     -------      -------     -------      =======
   Total revenue ....     $96,644         100%     $63,933         100%          51%
                          =======     =======      =======     =======      =======

EXPENSES

Real Estate Expenses

Real estate expenses for multifamily properties (which include maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) for the six months ended June 30, 1998 increased by 52% to $29,922,000 from the comparable period in 1997 primarily due to expenses of 28 multifamily property acquisitions. Real estate expenses for commercial and retail properties changed from $332,000 in the six months ended June 30, 1997 to $50,000 in the same period in 1998 due primarily to the sale of 11 such properties during 1997 and 1998. Real estate expenses for multifamily properties as a percentage of multifamily rental revenues decreased from 35.4% for the first six months in 1997 to 33.4% for the first six months 1998.

A summary of the categories of real estate expenses for the six months ended June 30, 1998 and 1997 follows (dollars in thousands):

                                  SIX MONTHS ENDED            SIX MONTHS ENDED
                                    JUNE 30, 1998              JUNE 30, 1997
                             -------------------------    ----------------------
                                              % OF                        % OF
                                            MULTIFAMILY               MULTIFAMILY  % CHANGE
                                              RENTAL                     RENTAL    FROM 1997
                              EXPENSE        REVENUES     EXPENSE       REVENUES    TO 1998
                             ---------       --------     ---------     --------   ---------
Multifamily:  Same-store      $ 18,791                    $ 18,758
Multifamily:  Other .....       10,781                       1,029
Other ...................          350                         (80)
                              --------                    --------
Multifamily-total .......       29,922         33.4%        19,707       35.4%           52%
                                               ====                      ====      ========
Commercial and retail ...           50                         332                      (85%)
                              --------                    --------                 ========
Total real estate expense     $ 29,972                    $ 20,039                       50%
                              ========                    ========                 ========

BRE Properties, Inc.
--------------------------------------------------------------------------------

Provision for Depreciation and Amortization

The provision for depreciation and amortization increased by $4,857,000 to $13,153,000 for the six months ended June 30, 1998 from the comparable period of 1997. The increase in 1998 resulted primarily from multifamily property acquisitions and was offset in part by dispositions of commercial and retail properties.

Interest Expense

Interest expense was $17,362,000 (net of interest capitalized to the cost of apartment communities under development of $4,857,000) for the six months ended June 30, 1998, up from $10,739,000 for the same period in 1997. This increase was due largely to interest expense on the Company's $50 million and $130 million unsecured senior notes and the mortgage indebtedness assumed in the November 1997 transaction with Trammell Crow Residential-West.

General and Administrative

General and administrative costs were $3,370,000 or 3.5% of total revenues for the six months ended June 30, 1998 in 1998 and $2,242,000, also 3.5% of total revenues, for the same period in 1997. The increase of the total general and administrative expense reflect the costs of administering a much larger portfolio in the six months ended June 30, 1998, with total revenues approximately 51% greater than in the six months ended June 30, 1997.

Net Gain (Loss) on Sales of Real Estate Investments

The net loss on sales of real estate investments of ($871,000) for the six months ended June 30, 1998 was primarily due to the sale of the Park Glenn apartment community in Camarillo, CA and the limited partnership interest in the Chateau de Ville partnership in Anaheim, CA.

The net gains on sales of real estate investments of $25,603,000 in the six months ended June 30, 1997 was primarily due to the sale of three retail properties.

Minority Interest in Income

Minority interest in income was $2,033,000 for the six months ended June 30, 1998 due to the earnings attributable to the minority members of the Company's consolidated subsidiaries. There were no minority members in consolidated subsidiaries in the six months ended June 30, 1997.

Net Income

Net income decreased $18,337,000 from $48,220,000 to $29,883,000 for the six months ended June 30, 1997 and 1998 respectively. This decrease was primarily due to the gain on sales of real estate investments in 1997 of $25,603,000 and was offset in part by the addition of 28 multifamily apartment communities acquired since June 30, 1997.

BRE Properties, Inc.
--------------------------------------------------------------------------------

ACQUISITION AND DISPOSITION SUMMARY

During the quarter ended June 30, 1998, the Company acquired and sold the following assets:

                                                   GROSS
                                                PURCHASE OR
   COMMUNITY NAME                UNITS          SALES PRICE
---------------------         -----------       -----------

ACQUISITIONS:
Carriage House ........               160       $ 9,100,000
Park Highlands ........               250        27,700,000
Brentwood Townehomes ..                81         6,900,000
Arbors at Warner Center               250        23,600,000
                              -----------       -----------
Total Acquisitions ....               741       $67,300,000
                              ===========       ===========
DISPOSITIONS:
Santa Paula Village ...                56       $ 2,650,000
                              ===========       ===========

Construction in Progress

The following table sets forth data with respect to the Company's nine multifamily properties included in construction in progress at June 30, 1998. Completion of these properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. No assurance can be given that these properties will be completed or, if completed, that they will be completed by the estimated dates or for the estimated amounts set forth in the table below or that they will contain the number of proposed units set forth in the table below.


                                   PROPOSED            INVESTMENT             ESTIMATED                                 ESTIMATED
    PROPERTY NAME AND               NUMBER               TO DATE               COST TO             ESTIMATED            COMPLETION
        LOCATION                   OF UNITS/2/         JUNE 30, 1998           COMPLETE           TOTAL COST              DATE
----------------------------    --------------      --------------------    ---------------     ----------------   -----------------
(DOLLAR AMOUNTS IN MILLIONS)
Pinnacle at Towne Centre,
Phoenix, AZ                                350                     $27.7               $2.3                $30.0             3Q/1998

Pinnacle Terrace,
Chandler, AZ                               300                      17.3                3.3                 20.6             3Q/1998

Pinnacle at Hunters Glen,
Thornton, CO                               264                      12.7                7.1                 19.8             4Q/1998

Pinnacle at West Flamingo,
Las Vegas, NV                              324                      18.6                7.6                 26.2             1Q/1999

Pinnacle Estates,
Albuquerque, NM                            294                      17.6                5.2                 22.8             3Q/1998

Pinnacle at High Resort,
Rio Ranch, NM                              301                      14.6                8.2                 22.8             3Q/1998

Pinnacle at Sand Hill,
Orem, UT                                   288                      19.5                3.3                 22.8             3Q/1998

Pinnacle at Clearfield,
Clearfield, UT                             324                      15.6                7.2                 22.8             4Q/1998

Pinnacle at Blue Ravine,
Folsom, CA                                 260                       3.7               19.3                 23.0             2Q/1999

                                --------------      --------------------    ---------------     ----------------
                                         2,705                    $147.3              $63.5               $210.8
                                ==============      ====================    ===============     ================

-----------------
/2/ As of June 30, 1998, 638 units had been completed.

BRE Properties, Inc.
--------------------------------------------------------------------------------

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

The Company has completed an assessment which will replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost for the Company's systems is estimated to be approximately $200,000 and such costs will be expensed according to the Company's existing policy. The Company expects to complete the necessary software replacement largely using existing employees.

The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with the conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

At this time, no estimates can be made as to any potential adverse impact resulting from the failure of third parties, including tenants, vendors and financial institutions, to address year 2000 issues. For example, to the extent payments, deposits and other transactions are not timely processed by financial institutions, the Company's ability to collect payments from tenants and/or make payments to its creditors could be adversely affected. The Company is dependent on such third parties to assess the impact of the year 2000 issue on their systems and to take any necessary corrective action. However, as a component of its year 2000 project, the Company is in the process of discussing year 2000 compliance issues with its key vendors and service providers and is developing contingency plans, although there can be no assurance that these contingency plans will successfully avoid service interruption.

The costs of the Company's Year 2000 project and the date on which the Company expects to complete the project are based on management's best estimates and reflect assumptions regarding the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes, the compliance plans of third parties (including tenants, vendors and financial institutions mentioned above) and similar uncertainties. However, due to the complexity and pervasiveness of the year 2000 issue and in particular the uncertainty regarding the compliance programs of third parties, no assurance can be given that these estimates will be achieved, and actual results could differ materially from those anticipated.

Impact Of Inflation

For the quarter ended June 30, 1998, over 90% of the Company's total revenues were derived from apartment properties. Due to the short-term nature of most apartment leases (typically one year or less), the Company may seek to adjust rents to help counter the impact of inflation upon renewal of existing leases or commencement of new leases, although there can be no assurance that the Company will be able to adjust rents in response to inflation. In addition, occupancy rates may fluctuate due to short-term leases, which permit apartment residents to leave at the end of each lease term at minimal cost to the resident.

BRE Properties, Inc.
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company's cash and cash equivalents totaled $1,925,000, down from $4,216,000 at December 31, 1997. Borrowings under the Company's lines of credit were $212,000,000 at June 30, 1998, compared to $186,000,000 at
December 31, 1997. Lines of credit are available to fund new acquisitions, fund capital improvements and operating expenses and pay dividends to shareholders. The Company typically reduces lines of credit with cash balances as available.

The Company's lines of credit provide for borrowings of up to $300,000,000, with $88,000,000 available at June 30, 1998. The lines of credit expire in June 2000 as to $265,000,000 and April 2000 as to $35,000,000. The lines of credit bear interest at LIBOR plus .70% or lower based on bids of the participating banks. Costs of the lines of credit are .125% per annum on the total commitment amount and an unuse fee of .125% per annum as to unused amounts on the $35,000,000 line.

Additionally, the Company had $73,000,000 of unsecured indebtedness at June 30, 1998, with an interest rate of 7.44% per annum as to $55,000,000 and 7.88% per annum as to $18,000,000. This indebtedness is to be repaid through scheduled principal payments in the years from 2000 to 2005. The Company also had a $50,000,000 issue of unsecured notes due 2007, with an effective rate of 7.8% and a $130,000,000 issue of unsecured notes due 2013 with an effective rate, reflecting the settlement of a Treasury Lock Swap Agreement, underwriting fees and other costs, of approximately 7.3%. At June 30, 1998, the Company also had outstanding mortgage indebtedness of $239,811,000 at interest rates ranging from 5.8% to 9.3%, with an overall average of approximately 7.6%. The remaining terms of the mortgage indebtedness range from less than one to 30 years.

For additional information regarding the Company's lines of credit, unsecured notes payable and mortgage loans payable, including scheduled principal payments over the next five years, see Notes 5 and 6 to Notes to Consolidated Financial Statements contained in the Company's 1997 Form 10-K. Certain of the Company's indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. The Company was in compliance with all such covenants during the quarter ended June 30, 1998.

The Company purchased six apartment communities comprising 1,277 units during the six months ended June 30, 1998 for a gross purchase price of $124.7 million. There acquisitions were funded by borrowings on the lines of credit, the assumption of debt and proceeds from the sale of properties. Because of declining capitalization rates in its targeted western markets, the Company currently expects that the aggregate purchase price of property acquisitions for the remainder of 1998 will be less than $50 million.

The Company believes that its cash flow and cash available from lines of credit will be sufficient to meet its short-term liquidity needs during 1998, which include normal recurring expenses, debt service requirements, budgeted expenditures for improvements to certain properties and distributions required to maintain the Company's REIT qualification under the Internal Revenue Code. However, the Company anticipates that it will continue to require outside sources of financing to meet its long-term liquidity needs, such as scheduled debt repayments and property acquisitions. At June 30, 1998, the Company has committed to the purchase of approximately

BRE Properties, Inc.
--------------------------------------------------------------------------------

$100,000,000 of multifamily communities and had an estimated cost to complete for construction in progress of approximately $63,500,000.

DIVIDENDS AND DISTRIBUTIONS TO MINORITY MEMBERS

A cash dividend has been paid to shareholders each quarter since the Company's inception in 1970. On February 24, 1997, the Company increased its dividend from $1.38 per year to $1.44 per year. Total dividends paid to shareholders for the six months ended June 30, 1998 and 1997 were $30,329,000 and $24,150,000 respectively.

Total distributions to minority members of the Company's consolidated subsidiaries was $2,033,000 for the six months ended June 30, 1998. There were no minority members in the Company's consolidated subsidiaries for the six months ended June 30, 1997.

ITEM 3:

Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

BRE Properties, Inc.
--------------------------------------------------------------------------------

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of shareholders held on April 14, 1998, the shareholders elected two Directors for three-year terms, and approved one other corporate action by the following votes:

                                                                                                            BROKER
                                                                                               WITH-         NON-
                                              FOR                             AGAINST          HELD          VOTE
                           ---------------------------------------------     ----------     ----------     ----------
                                               % of
                                               Shares
                                               Voted           % of
                                               on this          Out-          No. of          No. of        No. of
                           No. of shares        Item         standing          Shares         Shares        Shares
                           -------------     ----------      ----------      ----------     ----------     ----------
ITEM NO. 1
(Election of Directors)

Class I

Arthur G. von Thaden        29,377,395             99%             70%                       255,017

Roger P. Kuppinger          29,391,772             99%             70%                       240,640


ITEM NO. 2
Approval of increasing
the Director Stock
Option Plan                 26,621,748             90%             64%      2,527,700        482,962              2


BRE Properties, Inc.
--------------------------------------------------------------------------------

The terms of office of the Company's six other directors continued after the Annual meeting, as follows:

                                          Term Expires              Class
                                          ------------              -----
L. Michael Foley                              1999                    II

John McMahan                                  1999                    II

Gregory M. Simon                              1999                    II

Frank C. McDowell                             2000                    I

C. Preston Butcher                            2000                    I

William E. Borsari                            2000                    I


ITEM 5.    OTHER INFORMATION
           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
      (a)  Exhibits:

           3 (ii)  Amended and Restated Bylaws
           10.1    First Amendment to Credit Agreement with Sanwa Bank dated
                   June 3, 1998
           10.2    Form of Indemnification Agreement
           27      Financial Data Schedule
           99.1    Other Exhibits -Ratio of Earnings to Fixed Charges
      (b)  Reports on Form 8-K:
           None

BRE Properties, Inc.
--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            BRE PROPERTIES, INC.
                                                                    (Registrant)

Date:   August 13, 1998                 /s/LeRoy E. Carlson
        ---------------                 --------------------
                                        LeRoy E. Carlson
                                        Executive Vice President,
                                        Chief Financial Officer and Secretary