Form 10-Q
period 1998-09-30
BRE PROPERTIES INC /MD/
filed 1998-11-13
CIK 1011174

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
       EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998 OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


                         Commission file number 0-5305


                             BRE PROPERTIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



          Maryland                                       94-1722214
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


      44 Montgomery Street
           36/th/ Floor
       San Francisco, CA                                  94104-4809
---------------------------------           ------------------------------------
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

        Yes  X                                          No
        --------                                        --------

Number of shares of common stock
outstanding as of November 11, 1998                     44,205,344
                                                        ----------

                             BRE PROPERTIES, INC.

                              INDEX TO FORM 10-Q

                              SEPTEMBER 30, 1998

                                                                        PAGE NO.
                                                                        --------
PART I  FINANCIAL INFORMATION

        ITEM 1:
        Consolidated balance sheets - September 30, 1998 and December
        31, 1997                                                             2

        Consolidated statements of income - quarters ended September
        30, 1998 and 1997                                                    3

        Consolidated statements of income - nine months ended
        September 30, 1998 and 1997                                          4

        Consolidated statements of cash flows - nine months ended
        September 30, 1998 and 1997                                          5

        Notes to consolidated financial statements                         6-7

        ITEM 2:
        Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       8-18

        ITEM 3:
        Qualitative and Quantitative Disclosures about Market Risk          18

PART II OTHER INFORMATION

        ITEM 1  Legal Proceedings                                           19
        ITEM 2  Changes in Securities and Use of Proceeds                   19
        ITEM 3  Defaults Upon Senior Securities                             19
        ITEM 4  Submission of Matters to a Vote of Security Holders         19
        ITEM 5  Other Information                                           19
        ITEM 6  Exhibits and Reports on Form 8-K                            19

BRE Properties, Inc.
--------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION
ITEM 1 - Financial Statements
         --------------------


CONSOLIDATED BALANCE SHEETS (unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands)

                                                                             September 30,                December 31,
                                                                                  1998                        1997
                                                                             -------------                ------------
ASSETS
Investments in rental properties:
  Multifamily                                                                   $1,502,112                  $1,248,012
  Commercial and retail                                                              2,700                      11,929
  Construction in progress                                                          93,346                      84,202
  Less: Accumulated depreciation and amortization                                  (68,890)                    (49,721)
                                                                             -------------                ------------
                                                                                 1,529,268                   1,294,422
Investments in limited partnerships                                                    959                       2,780
                                                                             -------------                ------------

Real estate portfolio                                                            1,530,227                   1,297,202

Mortgage loans, net                                                                  3,990                       4,871
Cash and short-term investments                                                      3,218                       4,216
Funds held in escrow                                                                     -                      15,833
Other                                                                               25,960                      19,776
                                                                             -------------                ------------
  TOTAL ASSETS                                                                  $1,563,395                  $1,341,898
                                                                             =============                ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Mortgage loans                                                                  $  235,844                  $  232,367
Unsecured senior notes                                                             253,000                     123,000
Unsecured lines of credit                                                          214,000                     186,000
Accounts payable and other liabilities                                              21,334                      16,970
                                                                             -------------                ------------
  TOTAL LIABILITIES                                                                724,178                     558,337
                                                                             -------------                ------------

Commitments and contingencies (notes B and C)                                            -                           -

MINORITY INTEREST                                                                   76,066                      76,066
                                                                             -------------                ------------

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized.
 No shares outstanding at September 30, 1998 or December 31, 1997                        -                           -
Common stock, $.01 par value, 100,000,000 shares authorized.
 Shares issued and outstanding: 44,148,816 at September 30, 1998;
 41,738,704 at December 31, 1997                                                       442                         417
Additional paid-in capital                                                         663,695                     605,833
Accumulated net income in excess of cumulative dividends                            99,014                     101,245
                                                                             -------------                ------------
  TOTAL SHAREHOLDERS' EQUITY                                                       763,151                     707,495
                                                                             -------------                ------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $1,563,395                  $1,341,898
                                                                             =============                ============

See notes to consolidated financial statements

BRE Properties, Inc.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                                 For the Quarter Ended
                                                                                      September 30,
                                                                          -----------------------------------
                                                                             1998                     1997
                                                                          ----------               ----------
REVENUE
Rental income:
  Multifamily                                                                $49,160                  $30,577
  Commercial and retail                                                          263                    1,115
Other income                                                                   3,327                    2,186
                                                                          ----------               ----------

  TOTAL REVENUE                                                               52,750                   33,878
                                                                          ----------               ----------

EXPENSES
Real estate expenses:
  Multifamily                                                                 17,663                   11,016
  Commercial and retail                                                            8                       60
Depreciation and amortization                                                  7,024                    4,339
Interest expense                                                               8,604                    4,605
General and administrative                                                     1,715                      872
Provision for litigation loss                                                  2,400                        -
                                                                          ----------               ----------

  TOTAL EXPENSES                                                              37,414                   20,892
                                                                          ----------               ----------

Income before net gain (loss) on sales of investments in rental
  properties and minority interest                                            15,336                   12,986
Net gain (loss) on sales of investments in rental properties                    (202)                   2,557
                                                                          ----------               ----------
Income before minority interest                                               15,134                   15,543
Minority interest in income                                                    1,018                        -
                                                                          ----------               ----------
  NET INCOME                                                                 $14,116                  $15,543
                                                                          ==========               ==========

Net income per outstanding share:

Income before net gain (loss) on sales of investments in rental
  properties less minority interest                                          $  0.33                  $  0.35
Net gain (loss) on sales of investments in rental properties                  ($0.01)                 $  0.07
                                                                          ----------               ----------
Net income per share - basic                                                 $  0.32                  $  0.42
                                                                          ==========               ==========

Income before net gain (loss) on sales of investments in rental
  properties and minority interest                                           $  0.32                  $  0.34
Net gain (loss) on sales of investments in rental properties                       -                  $  0.07
                                                                          ----------               ----------
Net income per share - assuming dilution                                     $  0.32                  $  0.41
                                                                          ==========               ==========

Weighted average shares outstanding - basic                                   43,480                   37,020
                                                                          ==========               ==========
Weighted average shares outstanding - assuming dilution                       46,570                   37,720
                                                                          ==========               ==========
Dividends declared and paid per share                                        $  0.36                 $  0.345
                                                                          ==========               ==========

See notes to consolidated financial statements

BRE Properties, Inc.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                               For the Nine Months Ended
                                                                                      September 30,
                                                                          -----------------------------------
                                                                            1998                     1997
                                                                          ----------               ----------
REVENUE
Rental income:
  Multifamily                                                               $138,693                 $ 86,174
  Commercial and retail                                                          925                    5,370
Other income                                                                   9,776                    6,267
                                                                            --------                 --------

  TOTAL REVENUE                                                              149,394                   97,811
                                                                            --------                 --------

EXPENSES
Real estate expenses:
  Multifamily                                                                 47,585                   30,723
  Commercial and retail                                                           58                      392
Depreciation and amortization                                                 20,177                   12,635
Interest expense                                                              25,966                   15,344
General and administrative                                                     5,085                    3,114
Provision for litigation loss                                                  2,400                        -
                                                                            --------                 --------

  TOTAL EXPENSES                                                             101,271                   62,208
                                                                            --------                 --------
Income before net gain (loss) on sales of investments in rental
 properties and minority interest                                             48,123                   35,603
Net gain (loss) on sales of investments in rental properties                  (1,073)                  28,160
                                                                            --------                 --------
Income before minority interest                                               47,050                   63,763
Minority interest in income                                                    3,051                        -
                                                                            --------                 --------
  NET INCOME                                                                $ 43,999                 $ 63,763
                                                                            ========                 ========

Net income per outstanding share:

Income before net (loss) gain on sales of investments in rental
 properties less minority interest                                          $   1.06                 $   1.02
Net gain (loss) on sales of investments in rental properties                  ($0.03)                $   0.81
                                                                            --------                 --------
Net income per share - basic                                                $   1.03                 $   1.83
                                                                            ========                 ========

Income before net gain (loss) on sales of investments in rental
 properties and minority interest                                           $   1.05                 $   1.00
Net gain (loss) on sales of investments in rental properties                  ($0.02)                $   0.80
                                                                            --------                 --------
Net income per share - assuming dilution                                    $   1.03                 $   1.80
                                                                            ========                 ========

Weighted average shares outstanding - basic                                   42,560                   34,790
                                                                            ========                 ========
Weighted average shares outstanding - assuming dilution                       45,760                   35,450
                                                                            ========                 ========
Dividends declared and paid per share                                       $   1.08                 $  1.035
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

                                                                          For the Nine Months Ended
                                                                                 September 30,
                                                                 ---------------------------------------------
                                                                        1998                        1997
                                                                 -----------------           -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $  43,999                   $  63,763
Adjustments to reconcile net income to net cash generated by operating activities:
  Provision for depreciation and amortization                               20,177                      12,635
  Net loss (gain) on sales of investments in rental properties               1,073                     (28,160)
  Minority interest                                                          3,051                           -
  (Decrease) increase in accounts payable and other                          4,364                       3,056
   liabilities
  (Increase) in other assets                                                (2,114)                    (16,753)
                                                                 -----------------           -----------------
Net cash flows generated by operating activities                            70,550                      34,541
                                                                 -----------------           -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Multifamily properties purchased                                          (115,988)                   (143,002)
Decrease in funds held in escrow                                            15,833                           -
Capital expenditures-multifamily                                            (2,504)                     (1,092)
Capital expenditures-commercial and retail                                    (141)                       (446)
Rehabilitation expenditures                                                 (4,762)                     (2,229)
Additions to construction in progress                                     (142,846)                          -
Advances on mortgage loans                                                       -                      (6,000)
Payments on mortgage loans receivable                                          881                       1,422
Proceeds from sales of property, net                                        20,295                     105,068
                                                                 -----------------           -----------------
Net cash flows used in investing activities                               (229,232)                    (46,279)
                                                                 -----------------           -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage loans                                        (5,135)                     (2,275)
Issuance of unsecured senior notes                                         130,000                      50,000
Costs of issuance of senior unsecured notes                                 (3,787)                     (3,121)
Lines of credit:
  Advances                                                                 346,000                      74,500
  Repayments                                                              (318,000)                   (164,500)
Proceeds from equity offerings, net                                         56,306                      90,999
Proceeds from exercises of stock options                                     1,332                       3,746
Distributions to minority members                                           (3,051)                          -
Dividends paid                                                             (45,981)                    (36,920)
                                                                 -----------------           -----------------
Net cash flows generated by financing activities                           157,684                      12,429
                                                                 -----------------           -----------------

(Decrease) increase in cash and short-term investments                        (998)                        691
Balance at beginning of period                                               4,216                         184
                                                                 -----------------           -----------------
BALANCE AT END OF PERIOD                                                 $   3,218                   $     875
                                                                 =================           =================
Transfers of construction in progress                                    $ 132,060                           -
                                                                 =================           =================
Interest capitalized                                                     $   8,695                           -
                                                                 =================           =================
Mortgage loans assumed                                                   $   8,612                           -
                                                                 =================           =================

See notes to consolidated financial statements

BRE Properties, Inc.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------
September 30, 1998

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which the Company adopted in December 1997. Previous periods have been restated to conform with Statement No. 128. Shares used to calculate the earnings per share amounts are as follows:

                                                     QUARTER ENDED                              NINE MONTHS ENDED
                                                     SEPTEMBER 30,                                SEPTEMBER 30,
                                          ------------------------------------         -----------------------------------
(Amounts in 000s)                              1998                   1997                 1998                  1997
                                          ---------------         ------------         -------------         -------------

Weighted average shares
 outstanding-basic                                 43,480               37,020                42,560                34,790
Weighted average Operating
 Company units                                      2,820                    -                 2,820                     -
Dilutive effect of stock options                      270                  700                   380                   660
                                          ---------------         ------------         -------------         -------------
Weighted average shares
 outstanding-assuming dilution                     46,570               37,720                45,760                35,450
                                          ===============         ============         =============         =============

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

BRE Properties, Inc.
--------------------------------------------------------------------------------

NOTE C - COMMITMENTS AND SUBSEQUENT EVENT
----------------------------------------

As of September 30, 1998, the Company had commitments to acquire three multifamily communities with a total estimated acquisition cost of approximately $100 million. On October 30, 1998, the Company acquired an 82% interest in the ownership of Cambridge Park apartments for approximately $31 million. The Company expects the remaining commitments of approximately $69 million will be funded in calendar year 2000. There can be no assurance that these communities will be acquired or will be acquired for the number of units and estimated cost indicated.

On October 21, 1998, the Company entered into a new unsecured line of credit facility providing for borrowings of up to $400 million. The new line of credit matures in August 2001 and replaces lines of credit, which previously provided for borrowings of up to $300 million.

BRE Properties, Inc.
--------------------------------------------------------------------------------

ITEM 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations
--------------------------------------------------------------------------------
September 30, 1998

OVERVIEW

BRE Properties, Inc. (the "Company" or "BRE") is a regionally focused, self-administered equity real estate investment trust ("REIT") which primarily owns and operates a portfolio of 80 apartment communities (aggregating 20,279 units) in 12 major markets of the Western United States. The Company also owns two commercial and retail properties and two properties held in partnerships in which BRE is a minority limited partner. The Company's revenues consist primarily of rental income (94% of total revenues in both quarters ended September 30, 1998 and 1997) derived from its portfolio of income-producing properties. Other income includes various fees and charges to residents of multifamily communities, and to a lesser extent, interest from notes receivable, fee management income and income from partnership investments. The policy of the Company is to emphasize cash flows from operations rather than the realization of capital gains through property dispositions. As dispositions of real estate assets are made, the Company typically seeks to reinvest net proceeds from sales in income-producing real estate.

The Company's 1998 results of operations reflect, among other things, the transaction with Trammell Crow Residential-West ("TCRW") which was completed in November 1997. This transaction added 17 completed apartment communities and eight communities under construction. The Company also acquired TRCW's development, construction and third-party management operations in the transaction.

In addition to historical information, the information included in this report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as those pertaining to the Company's capital resources, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events and there can be no assurance that the events or circumstances reflected in such forward-looking statements will be achieved or will occur. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to successfully integrate acquired properties and operations, risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"), environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon economic trends generally, including interest rates, income tax laws, governmental regulation, legislation,

BRE Properties, Inc.
--------------------------------------------------------------------------------

population changes and other factors. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only. The Company assumes no obligation to update forward-looking statements. See also the Company's reports filed from time to time with the Securities and Exchange Commission pursuant to the Securities Act.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

REVENUES

Total revenues were $52,750,000 for the three months ended September 30, 1998 compared to $33,878,000 for the same period in 1997. This increase was primarily due to an increase in multifamily rental revenues resulting from the acquisition of 27 multifamily communities, which contributed approximately $17,999,000 and $1,341,000 to multifamily rental revenues for the three months ended September 30, 1998 and 1997, respectively. This increase was offset in part by the disposition of two communities. Further, multifamily rental revenues from "same-store" communities (multifamily communities owned by the Company and stabilized as of July 1, 1997 and consisting of 12,749 of BRE's 20,279 total units) increased $1,925,000 for the three months ended September 30, 1998 compared to the same period in 1997. This increase in same-store communities was due primarily to an average increase in rental rates of approximately 5% as physical occupancy was comparable for the two periods.

Rental revenues from commercial and retail properties decreased 76% in the quarter ended September 30, 1998 when compared to the same period in 1997 due primarily to the sale of six properties in this category. The six properties that were sold contributed approximately $1,013,000 in rental revenue during the quarter ended September 30, 1997 and $162,000 in the quarter ended September 30, 1998.

Other income increased from $2,186,000 in the quarter ended September 30, 1997 to $3,327,000 for the quarter ended September 30, 1998 due primarily to the acquisition of 27 multifamily communities and offset in part by the sale of six commercial and retail properties, and to a lesser extent, to net income from third-party property management in 1998. The Company did not have third-party property management operations or income during the quarter ended September 30, 1997.

A summary of the components of revenue for the quarters ended September 30, 1998 and 1997 follows (dollars in thousands):

                                         THREE MONTHS ENDED                          THREE MONTHS ENDED
                                         SEPTEMBER 30, 1998                          SEPTEMBER 30, 1997
                               -------------------------------------         ---------------------------------
                                                                                                                       % CHANGE
                                                         % OF TOTAL                                % OF TOTAL          FROM 1997
                                   REVENUES               REVENUES             REVENUES             REVENUES            TO 1998
                               ----------------        -------------         ------------        -------------       -------------
Rental Revenue:
Multifamily:
 Same-store                             $31,161                                   $29,236
 Other                                   17,999                                     1,341
                               ----------------                              ------------
Total Multifamily                        49,160                   93%              30,577                   90%                 61%
                                                                                                                     =============
Commercial and retail                       263                    0%               1,115                    3%                (76%)

                                                                                                                     =============
Other income                              3,327                    7%               2,186                    7%                 52%
                               ----------------        -------------         ------------        -------------       =============
Total revenue                           $52,750                  100%             $33,878                  100%                 56%
                               ================        =============         ============        =============       =============

BRE Properties, Inc.
--------------------------------------------------------------------------------

Portfolio physical occupancy rates as of September 30, 1998 and 1997 were as follows:

                                                                1998        1997
--------------------------------------------------------------------------------
Multifamily:  Same-store                                         97%         97%
--------------------------------------------------------------------------------
Multifamily:  All                                                97%         97%
--------------------------------------------------------------------------------
Commercial and Retail /1/                                       100%         96%
--------------------------------------------------------------------------------

For multifamily properties, portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. For commercial and retail properties, portfolio occupancy is calculated by dividing the total occupied square footage by the total rentable square footage in the portfolio.

EXPENSES

Real Estate Expenses

Real estate expenses for multifamily properties (which include maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) for the quarter ended September 30, 1998 increased 60% to $17,663,000 from the comparable period in 1997 primarily due to expenses of 27 multifamily property acquisitions. Real estate expenses for commercial and retail properties decreased from $60,000 in the quarter ended September 30, 1997 to $8,000 in the same period in 1998 due primarily to the sale of six such properties during 1997 and 1998. Real estate expenses for multifamily properties as a percentage of multifamily rental revenues were stable for the two periods, at 36% for both the third quarter of 1997 and 1998.

A summary of the categories of real estate expenses for the quarters ended September 30, 1998 and 1997 follows (dollars in thousands):

                                       THREE MONTHS ENDED                        THREE MONTHS ENDED
                                       SEPTEMBER 30, 1998                        SEPTEMBER 30, 1997
                               ----------------------------------         ----------------------------------
                                                        % OF                                       % OF
                                                    MULTIFAMILY                                MULTIFAMILY         % CHANGE
                                                       RENTAL                                     RENTAL           FROM 1997
                                 EXPENSE               REVENUE              EXPENSE               REVENUE          TO 1998
                               ------------        --------------         ------------        --------------      --------------
Multifamily:
Same-store                          $11,125                                    $10,700
Non same-store                        6,438                                        316
Other                                   100                                          -
                               ------------                               ------------
Total Multifamily                    17,663                   36%               11,016                   36%                 60%
                                                   ==============                             ==============      ==============
Commercial and retail                     8                                         60                                      (87%)
                               ------------                               ------------                            ==============
Total real estate expense           $17,671                                    $11,076                                       59%
                               ============                               ============                            ==============

_________________________
/1/ For 1998 represents two properties with a gross book value of approximately $2.7 million; in 1997, there were six properties with a gross book value of approximately $12 million.

BRE Properties, Inc.
--------------------------------------------------------------------------------

Provision for Depreciation and Amortization

The provision for depreciation and amortization increased by $2,685,000 to $7,024,000 for the quarter ended September 30, 1998 from the comparable period of 1997. The increase in 1998 resulted primarily from multifamily property acquisitions and was offset in part by dispositions of commercial and retail properties.

Interest Expense

Interest expense was $8,604,000 (net of interest capitalized to the cost of apartment communities under development of $3,838,000) for the quarter ended September 30, 1998, up from $4,605,000 for the same period in 1997. There was no capitalized interest in the quarter ended September 30, 1997. This increase was due largely to interest expense on the Company's $130 million unsecured senior notes and the mortgage indebtedness assumed in the November 1997 transaction with TCRW.

General and Administrative

General and administrative costs were $1,715,000 or approximately 3% of total revenues for the third quarter in 1998 and $872,000, also approximately 3% of total revenues, for the third quarter in 1997. The increase in the total general and administrative expense reflects the timing of certain expenses in the third quarter of 1997 and the costs of administering a much larger portfolio in the quarter ended September 30, 1998, with total revenues approximately 56% greater than in the quarter ended September 30, 1997.

Provision for Litigation Loss

In the third quarter of 1998, the Company recorded a provision for litigation loss of $2,400,000 in connection with a jury award and related legal expenses. The judgment is subject to appeal and stems from the separation of a former senior executive from the Company approximately two years ago. There was no such amount in 1997.

Net Gain (Loss) on Sales of Real Estate Investments

The net loss on sales of real estate investments of ($202,000) for the quarter ended September 30, 1998 was primarily due to the sale of the Vista Village retail property and the Valencia Medical property. The gain on sales of real estate investments of $2,557,000 in the quarter ended September 30, 1997 was primarily due to the sale of a retail property.

Minority Interest in Income

Minority interest in income was $1,018,000 for the quarter ended September 30, 1998 due to the earnings attributable to the minority members of the Company's consolidated subsidiaries. There were no minority members in consolidated subsidiaries in the quarter ended September 30, 1997.

Net Income

Net income was $15,543,000 and $14,116,000 for the quarters ended September 30, 1997 and 1998 respectively, a decrease of $1,427,000. This decrease is primarily due to the provision for litigation loss of $2,400,000 in 1998 and the gain on sales of real estate investments in 1997 of

BRE Properties, Inc.
--------------------------------------------------------------------------------

$2,557,000 and was offset in part by earnings from the addition of 27 multifamily apartment communities acquired since September 30, 1997.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

REVENUES

Total revenues were $149,394,000 for the nine months ended September 30, 1998 compared to $97,811,000 for the same period in 1997. This increase was primarily due to an increase in multifamily rental revenues resulting from the acquisition of 28 multifamily communities, which contributed approximately $54,712,000, and $7,473,000 to multifamily rental revenues for the nine months ended September 30, 1998 and 1997, respectively. This increase was offset in part by the disposition of three communities. Further, multifamily rental revenues from "Same-Store" communities (multifamily communities owned by the Company and stabilized as of January 1, 1997 and consisting of 11,946 of BRE's 20,279 total units) increased $5,280,000 for the nine months ended September 30, 1998 compared to the same period in 1997. This increase was due primarily to an average increase in rental rates of approximately 5%.

Rental revenues from commercial and retail properties decreased 83% in the nine months ended September 30, 1998 when compared to the same period in 1997 due largely to the sale of 13 such properties in these categories. These 13 properties contributed approximately $651,000 and $5,110,000 in revenues during the nine months ended September 30, 1998 and 1997, respectively.

Other income increased from $6,267,000 in the nine months ended September 30, 1997 to $9,776,000 for the nine months ended September 30, 1998 due primarily to the acquisition of 28 multifamily communities and offset in part by the sale of 13 commercial and retail properties, and to a lesser extent, to net income from third-party property management in 1998. There were no third-party property management functions during the nine months ended September 30, 1997.

A summary of the components of revenue for the nine months ended September 30, 1998 and 1997 follows (dollars in thousands):

                                                 NINE MONTHS ENDED                         NINE MONTHS ENDED
                                                SEPTEMBER 30, 1998                         SEPTEMBER 30, 1997
                                       ------------------------------------         -------------------------------
                                                                                                                          % CHANGE
                                                                % OF TOTAL                              % OF TOTAL        FROM 1997
                                          REVENUES               REVENUES            REVENUES            REVENUES          TO 1998
                                       ---------------        -------------         -----------        ------------      -----------

Rental Revenue:
Multifamily:
 Same-store                                   $ 83,981                                  $78,701
 Other                                          54,712                                    7,473
                                       ---------------                              -----------
Total Multifamily                              138,693                   93%             86,174                  88%            61%
                                                                                                                         ===========
Commercial and retail                              925                    1%              5,370                   6%           (83%)
                                                                                                                         ===========
Other income                                     9,776                    6%              6,267                   6%            56%
                                       ---------------        -------------         -----------        ------------      ===========
Total revenue                                 $149,394                  100%            $97,811                 100%            53%
                                       ===============        =============         ===========        ============      ===========


BRE Properties, Inc.
--------------------------------------------------------------------------------

EXPENSES

Real Estate Expenses

Real estate expenses for multifamily properties (which include maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) for the nine months ended September 30, 1998 increased by 55% to $47,585,000 from the comparable period in 1997 primarily due to expenses of 28 multifamily property acquisitions. Real estate expenses for commercial and retail properties changed from $392,000 in the nine months ended September 30, 1997 to $58,000 in the same period in 1998 due primarily to the sale of 13 such properties during 1997 and 1998. Real estate expenses for multifamily properties as a percentage of multifamily rental revenues decreased from approximately 35% for the first nine months in 1997 to approximately 34% for the first nine months of 1998.

A summary of the categories of real estate expenses for the nine months ended September 30, 1998 and 1997 follows (dollars in thousands):

                                         NINE MONTHS ENDED                          NINE MONTHS ENDED
                                        SEPTEMBER 30, 1998                          SEPTEMBER 30, 1997
                                -----------------------------------         ----------------------------------
                                                          % OF                                       % OF
                                                       MULTIFAMILY                                MULTIFAMILY           % CHANGE
                                                         RENTAL                                     RENTAL              FROM 1997
                                   EXPENSE               REVENUE               EXPENSE              REVENUE              TO 1998
                                --------------        -------------         ------------         -------------         -----------
Multifamily:  Same-store               $29,050                                   $28,669
Multifamily:  Other                     18,083                                     2,132
Other                                      452                                       (78)
                                --------------                              ------------
Multifamily-total                       47,585                  34%               30,723                   35%                  55%
                                                      =============                              =============         =============
Commercial and retail                       58                                       392                                       (85%)
                                --------------                              ------------                               =============
Total real estate expense              $47,643                                   $31,115                                        53%
                                ==============                              ============                               =============


Provision for Depreciation and Amortization

The provision for depreciation and amortization increased by $7,542,000 to $20,177,000 for the nine months ended September 30, 1998 from the comparable period of 1997. The increase in 1998 resulted primarily from multifamily property acquisitions and was offset in part by dispositions of commercial and retail properties.

Interest Expense

Interest expense was $25,966,000 (net of interest capitalized to the cost of apartment communities under development of $8,695,000) for the nine months ended September 30, 1998, up from $15,344,000 for the same period in 1997. There was no capitalized interest in the nine months ended September 30, 1998. This increase was due largely to interest expense on the Company's $50,000,000 and $130,000,000 unsecured senior notes and the mortgage indebtedness assumed in the November 1997 transaction with TCRW.

General and Administrative

General and administrative costs were $5,085,000 or 3% of total revenues for the nine months ended September 30, 1998 and $3,114,000, also 3% of total revenues, for the same period in

BRE Properties, Inc.
--------------------------------------------------------------------------------

1997. The increase of the total general and administrative expense reflects the costs of administering a much larger portfolio in the nine months ended September 30, 1998, with total revenues approximately 53% greater than in the nine months ended September 30, 1997.

Provision for Litigation Loss

In the third quarter of 1998, the Company recorded a provision for litigation loss of $2,400,000 in connection with a jury award and related legal expenses. The judgment is subject to appeal and stems from the separation of a former senior executive from the Company approximately two years ago. There was no such amount in 1997.

Net Gain (Loss) on Sales of Real Estate Investments

The net loss on sales of real estate investments of ($1,073,000) for the nine months ended September 30, 1998 was primarily due to the sale of the Park Glenn apartment community in Camarillo, CA and the limited partnership interest in the Chateau de Ville partnership in Anaheim, CA.

The net gains on sales of real estate investments of $28,160,000 in the nine months ended September 30, 1997 was primarily due to the sale of three retail properties.

Minority Interest in Income

Minority interest in income was $3,051,000 for the nine months ended September 30, 1998 due to the earnings attributable to the minority members of the Company's consolidated subsidiaries. There were no minority members in consolidated subsidiaries in the nine months ended September 30, 1997.

Net Income

Net income decreased $19,764,000 from $63,763,000 to $43,999,000 for the nine months ended September 30, 1997 and 1998 respectively. This decrease was primarily due to the gain on sales of real estate investments in 1997 of $28,160,000 and was offset in part by the addition of 28 multifamily apartment communities acquired since September 30, 1997.

CONSTRUCTION IN PROGRESS

Transfers from Construction in Progress to Investments in Rental Properties

Land acquisition and development and carrying costs of properties under construction (or for which land was acquired for development) are capitalized and reported on the balance sheet line item "Construction in progress." The Company transfers the capitalized costs for each building in a community under construction to the balance sheet line item "Investments in rental properties -- Multifamily" once the building receives a final certificate of occupancy and is ready to lease. During the quarter, the following communities met these criteria for all buildings within the community:

BRE Properties, Inc.
--------------------------------------------------------------------------------

                                                      AMOUNT
        COMMUNITY NAME                UNITS         TRANSFERRED
------------------------------     -----------     -------------
 Pinnacle at Town Center                   350       $31,100,000
 Pinnacle Canyon View                      288        22,300,000
                                   -----------     -------------
Total Transfers                            638       $53,400,000
                                   ===========     =============

The following table sets forth data with respect to the Company's 11 multifamily properties included in construction in progress at September 30, 1998. Completion of these properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. No assurance can be given that these properties will be completed or, if completed, that they will be completed by the estimated dates or for the estimated amounts set forth in the table below or that they will contain the number of proposed units set forth in the table below.

                                                   INVESTMENT
                                    PROPOSED        TO DATE         ESTIMATED                    ESTIMATED
      PROPERTY NAME AND             NUMBER OF     SEPTEMBER 30,      COST TO       ESTIMATED     COMPLETION
          LOCATION                  UNITS/2/          1998           COMPLETE     TOTAL COST        DATE
------------------------------      ---------     -------------     ---------     ----------     ----------
(Dollar amounts in millions)
Pinnacle Terrace,
Chandler, AZ                              300             $19.9         $ 2.9          $22.8        4Q/1998
Pinnacle Estates,
Albuquerque, NM                           294              21.0           1.8           22.8        4Q/1998
Pinnacle at High Resort,
Rio Ranch, NM                             301              19.4           3.4           22.8        4Q/1998
Pinnacle at Hunters Glen,
Thornton, CO                              264              16.6           3.2           19.8        4Q/1998
Pinnacle Mountain View,
Clearfield, UT                            324              19.6           3.2           22.8        4Q/1998
Pinnacle at West Flamingo,
Las Vegas, NV                             324              23.6           2.6           26.2        1Q/1999
Pinnacle at Blue Ravine,
Folsom, CA                                260               4.7          18.3           23.0        2Q/1999
114 W. Adams,/3/
Phoenix, AZ                                93               5.0           8.5           13.5        3Q/1999
Pinnacle at MacArthur Place,/3/
Santa Ana, CA                             346              14.6          40.7           55.3        1Q/2000
Pinnacle Sonata,
Bothell, WA                               268               8.9          31.9           40.8        2Q/2000
Pinnacle Bellevue,/3/
Bellevue, WA                              248              12.0          25.3           37.3        4Q/2000
                                    ---------     -------------     ---------     ----------
  Total                                 3,022            $165.3        $141.8         $307.1
                                    =========     =============     =========     ==========

_________________________
/2/ As of September 30, 1998, 956 of these units had been completed and the related costs are included in the balance sheet line item "Investments in rental properties."
/3/ These projects consist of land owned by the Company where construction is ready to commence subject only to obtaining certain construction plans and permits and required financing. The Company expects to finance the development and construction of these communities through joint venture arrangements, or through its line of credit facilities or other debt or equity sources, although there can be no assurance that such financing will be obtained.

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

At this time, no estimates can be made as to any potential adverse impact resulting from the failure of third parties, including tenants, vendors and financial institutions, to address year 2000 issues. For example, to the extent payments, deposits and other transactions are not processed on a timely basis by financial institutions, the Company's ability to collect payments from tenants and/or make payments to its creditors could be adversely affected. The Company is dependent on such third parties to assess the impact of the year 2000 issue on their systems and to take any necessary corrective action. However, as a component of its year 2000 project, the Company is in the process of discussing year 2000 compliance issues with its key vendors and service providers and is developing contingency plans, although there can be no assurance that these contingency plans will successfully avoid service interruption.

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

Impact Of Inflation

For the quarter ended September 30, 1998, more than 90% of the Company's total revenues were derived from apartment properties. Due to the short-term nature of most apartment leases (typically one year or less), the Company may seek to adjust rents to help counter the impact of inflation upon renewal of existing leases or commencement of new leases, although there can be no assurance that the Company will be able to adjust rents in response to inflation. In addition, occupancy rates may fluctuate due to short-term leases, which permit apartment residents to leave at the end of each lease term at minimal cost to the resident.

BRE Properties, Inc.
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company's cash and cash equivalents totaled $3,218,000, down from $4,216,000 at December 31, 1997. Borrowings under the Company's lines of credit were $214,000,000 at September 30, 1998, compared to $186,000,000 at December 31, 1997. Lines of credit are available to fund new acquisitions, fund capital improvements and operating expenses and pay dividends to shareholders. The Company typically reduces lines of credit with cash balances as available.

At September 30, 1998, the Company's lines of credit provided for borrowings of up to $300,000,000, with $86,000,000 available at that date. These lines were replaced subsequent to the end of the quarter. The new line of credit provides up to $400,000,000 in total borrowings and the term was extended to August 2001. The new line of credit bears interest at LIBOR plus .70% or lower based on bids of the participating banks. Cost of the new line of credit is .15% per annum.

Additionally, the Company had $73,000,000 of unsecured indebtedness at September 30, 1998, with an interest rate of 7.88% per annum as to $18,000,000 and 7.44% per annum as to $55,000,000. This indebtedness is to be repaid through scheduled principal payments in the years 2000 to 2005. The Company also had a $50,000,000 issue of unsecured notes due 2007, with an effective rate of 7.8% and a $130,00,000 issue of unsecured notes due 2013 with an effective rate, reflecting the settlement of a hedging instrument, underwriting fees and other costs, of approximately 7.3%. At September 30, 1998, the Company also had outstanding mortgage indebtedness of $235,844,000 at interest rates ranging from 5.8% to 9.3%, with an overall average of approximately 7.6%. The remaining terms of the mortgage indebtedness range from less than one to 30 years.

For additional information regarding the Company's lines of credit, unsecured notes payable and mortgage loans payable, including scheduled principal payments over the next five years, see Notes 5 and 6 in the Notes to Consolidated Financial Statements contained in the Company's 1997 Form 10-K. Certain of the Company's indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. The Company was in compliance with all such covenants during the applicable periods, including quarter and nine months ended September 30, 1998.

The Company purchased six completed apartment communities comprising 1,277 units during the nine months ended September 30, 1998 for a gross purchase price of approximately $125 million. During this period, the Company also purchased five properties for development of an estimated 1,215 units at a gross purchase price of approximately $42 million. Further, the Company funded approximately $100 million for construction of communities under development in the nine months ended September 30, 1998. These acquisition and construction costs were funded by borrowings on the lines of credit, the issuance of the $130 million of unsecured senior notes, equity offerings, proceeds from the sale of properties and the assumption of secured debt. Because of higher prices and corresponding declining rates of return on completed apartment communities in its targeted Western markets, the Company does not anticipate significant acquisitions of completed apartment communities (other than the commitments discussed above) in the remainder of 1998 and 1999.

The Company intends to meet its short-term liquidity requirements through cash balances and cash flows provided by operations, borrowings on the unsecured line of credit and to a lesser extent, proceeds from asset sales. The Company filed a universal shelf registration statement in March 1998 providing for the issuance of up to $750 million in equity, debt, preferred or

BRE Properties, Inc.
--------------------------------------------------------------------------------

convertible securities, of which approximately $700 million remains unused. The Company has unencumbered real estate assets which could be sold or used as collateral for financing purposes (subject to certain lender restrictions) and has encumbered assets with significant equity which could be further encumbered should other sources of capital not be available. The Company believes that its cash flow, cash available from lines of credit and additional secured borrowings will be sufficient to meet its liquidity needs during 1998 and 1999, which include normal recurring expenses, debt service requirements, budgeted expenditures for improvements to certain properties and distributions required to maintain the Company's REIT qualification under the Code. However, the Company anticipates that it will continue to require outside sources of financing to meet its long-term liquidity needs, such as scheduled debt repayments, construction funding and property acquisitions. At September 30, 1998, the Company had committed to the purchase of approximately $100 million of multifamily communities and had an estimated cost of $140 million to complete construction in progress.

DIVIDENDS AND DISTRIBUTIONS TO MINORITY MEMBERS

A cash dividend has been paid to shareholders each quarter since the Company's inception in 1970. On March 2, 1998, the Company increased its dividend from $1.38 per year to $1.44 per year. Total dividends paid to shareholders for the nine months ended September 30, 1998 and 1997 were $45,981,000 and $36,920,000 respectively.

Total distributions to minority members of the Company's consolidated subsidiaries were $3,051,000 for the nine months ended September 30, 1998. There were no minority members in the Company's consolidated subsidiaries for the nine months ended September 30, 1997.


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

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
    (a)  Exhibits:
         10.1  Amended and restated Line of Credit with Bank of America dated
               October 21, 1998
         27    Financial Data Schedule
         99.1  Other Exhibits -- Ratio of Earnings to Fixed Charges
    (b)  Reports on Form 8-K:
         None

BRE Properties, Inc.
--------------------------------------------------------------------------------


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            BRE PROPERTIES, INC.
                                                                    (Registrant)



Date:   November 11,1998                /s/LeRoy E. Carlson
      ------------------                -------------------
                                        LeRoy E. Carlson
                                        Executive Vice President,
                                        Chief Financial Officer and Secretary