Form 10-K
period 1998-12-31
BRE PROPERTIES INC /MD/
filed 1999-03-17
CIK 1011174

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                     FOR THE YEAR ENDED DECEMBER 31, 1998

                                      OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-5305

                               ----------------

                             BRE PROPERTIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                              94-1722214
 -----------------------------------      -----------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification Number)
    incorporation or organization)

         44 MONTGOMERY STREET
              36TH FLOOR
       SAN FRANCISCO, CALIFORNIA                     94104-4809
 -----------------------------------      -----------------------------------
    (Address of principal executive                  (Zip Code)
               offices)
                                (415) 445-6530
                        ------------------------------
             (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------                 -----------------------------------------
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

                                  Yes  X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  At March 12, 1999, the aggregate market value of the registrant's shares of Common Stock, par value $.01 per share, held by nonaffiliates of the registrant was approximately $1,009,000,000. At that date 44,329,290 shares were outstanding.
================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Annual Meeting of Shareholders of BRE Properties, Inc. (the "Company") to be filed within 120 days of December 31, 1998 (the "Proxy Statement") are incorporated by reference in Part III of this report.

                          FORWARD-LOOKING STATEMENTS

  In addition to historical information, we have made forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements pertain to, among other things, our capital resources, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and you should not rely on such statements as predictions of future events since there can be no assurance that the events or circumstances reflected in these statements will be achieved or will occur. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to successfully integrate acquired properties and operations, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends upon economic trends generally, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors. You are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only. We assume no obligation to update forward-looking statements.

                             BRE PROPERTIES, INC.
                                    PART I

ITEM 1. BUSINESS

CORPORATE PROFILE

  BRE Properties, Inc. ("BRE" or the "Company"), a Maryland corporation, is a fully integrated real estate investment trust which owns, develops, rehabilitates, manages and acquires apartment communities in 12 targeted metropolitan markets in the Western United States. At December 31, 1998, BRE's multifamily portfolio included 85 completed multifamily communities aggregating 21,858 units in California, Nevada, Arizona, Washington, Utah, New Mexico, Oregon and Colorado and six apartment communities under development aggregating an estimated 1,539 units. On that date, BRE also owned one commercial property and held limited partnership interests in two shopping centers. Founded in 1970, the Company has paid 113 consecutive quarterly dividends to shareholders since it commenced operations.

  The Company's business objective is to become the preeminent owner, developer and operator of apartment communities in key growth markets of the Western United States. To further this objective, the Company implemented a strategic plan in 1996, many goals of which have been achieved, including establishment of internal property management, disposition of substantially all non-apartment assets and increased liquidity of the Company's common stock. Further, the Company established an in-house development capability in 1997 and 1998. Additionally, BRE increased the number of multifamily units in nine of the twelve markets to at least 1,000, a level at which the Company believes certain administrative and operational economies are reached.

  The Company believes that its future growth will be supported by the continued implementation of its strategic plan. Key characteristics of the plan are:

  .  A research-driven investment focus which includes:

    - The development and acquisition of apartment communities in defined Western United States markets;

    - The balancing of its multifamily portfolio across Western metropolitan markets with diverse economic and employment characteristics to reduce individual market risk;

    - The selective sale of properties which management believes have reached maximum cash flow potential;

  . Utilization of the Company's fully integrated multifamily operations to continue to achieve operating efficiencies through internal property management and to target attractive investment opportunities-- development, acquisition or rehabilitation--in each of its markets; and

  . The maintenance of a strong balance sheet to enhance financial flexibility.

EVENTS DURING 1998

  During 1998, the Company completed the construction and development of eight communities which were under construction as of December 31, 1997 and seven of these were ready for occupancy at year-end. The Company also purchased seven other multifamily communities located in Denver, Seattle, Portland, Los Angeles and San Diego totaling 1,597 units and five land sites for development of an estimated additional 1,215 units. Three multifamily communities and four commercial and retail properties were sold and the proceeds reinvested in multifamily communities.

  In February 1998, the Company issued $130 million in unsecured notes due 2013, at an effective yield of 7.3%, taking advantage of what it considered a favorable interest rate. In October 1998, the Company's $300 million lines of credit were replaced with one $400 million line of credit and the maturity was extended by more than one year. Also, the Company issued a total of 2,119,515 shares of common stock for net proceeds of $56 million, further enhancing the Company's financial flexibility.

  In addition to completing seven of the eight properties under construction, BRE also completed the integration of the personnel and assets purchased from Trammell Crow Residential-West in November 1997 as described below.

EVENTS DURING 1997

  The following event in 1997 had a significant impact on the results of operations and financial condition of BRE in both 1997 and 1998:

 Transaction with Trammell Crow Residential-West

  On November 18, 1997, the Company completed the acquisition of certain assets and operations of Trammell Crow Residential-West ("TCRW") (the "Transaction"), which further advanced significant objectives of BRE's strategic plan. As a result of the Transaction, BRE:

  . Increased the number of completed multifamily units owned on the acquisition date from 13,543 to 18,329;

  . Acquired eight apartment communities under development (the "Development Communities") aggregating approximately 2,445 units, seven of which were completed and ready for occupancy at December 31, 1998;

  . Added development, construction and third-party management capabilities, creating fully integrated multifamily real estate operations;

  .  Further strengthened and deepened the senior management team; and

  . Significantly increased the geographic diversification of the portfolio by expanding from nine Western markets to 12, establishing a critical mass of at least 1,000 multifamily units in seven markets, which the Company believes will enable it to achieve additional administrative and operational efficiencies.

  BRE acquired these assets and operations of TCRW pursuant to a definitive agreement (the "Contribution Agreement"). The consideration for the Transaction included the payment to certain entities of approximately $160 million in cash and $100 million in common stock based on a stock price of $26.93 per share as provided in the Contribution Agreement. Further, certain entities received 2,824,587 operating company units ("OC Units") (valued at $76 million assuming a stock price of $26.93 per share) in BRE Property Investors LLC (the "Operating Company") and Blue Ravine Investors, LLC, limited liability companies and subsidiaries of BRE. The Operating Company also assumed approximately $120 million in debt. The Operating Company and Blue Ravine Investors, LLC are majority-owned subsidiaries of BRE and BRE is the sole managing member of each. On December 31, 1998, Blue Ravine Investors, LLC was merged into the Operating Company; at that time, BRE owned an approximate 74% interest in the Operating Company.

  The OC Units are held by members representing the minority interest. The OC Units held by holders other than the Company are exchangeable, at the option of the holders thereof, into common stock of the Company on a 1:1 basis or, at the option of the Company, cash in an amount equal to the market value of such common stock at the time of the exchange. As of December 31, 1998 no OC Units have been exchanged.

  In connection with the acquisition of the Development Communities, the Contribution Agreement also provides for an additional issuance of between 209,198 and 627,594 OC Units (valued at between $6 million and $17 million using the assumed value pursuant to the Contribution Agreement of $26.93 per share), based on the completion of certain budget and schedule objectives relating to the Development Communities. As of December 31, 1998, 164,096 OC units have been issued for three Development Communities; a total of between

127,465 and 382,395 OC Units remain to be issued for the remaining five Development Communities. All of the Development Communities have received certificates of occupancy as of December 31, 1998. As nearly all of the objectives have been met, the Company has recorded a liability of approximately $7 million at December 31, 1998 for its estimate of actual additional OC Units to be issued. This amount will be reclassified to minority interest once the OC Units are actually issued.

  The Company also acquired TCRW's development, construction and third-party management operations in the Transaction, including approximately 600 new associates and three regional offices located in Arizona, California and Utah. Prior to the Transaction, the Company was not engaged in the management of properties owned by third parties.

COMPETITION

  All of the Company's communities are located in developed areas that include other multifamily communities. There are numerous other multifamily properties and real estate companies within these areas that compete with the Company for tenants and development and acquisition opportunities. Such competition could have a material effect on the Company's ability to lease apartment homes at its communities or at any newly developed or acquired communities and on the rents charged. The Company may be competing with others that have greater resources than the Company. In addition, other forms of residential properties including single family housing provide housing alternatives to potential residents of upscale apartment communities.

STRUCTURE, TAX STATUS AND INVESTMENT POLICY

  BRE is a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally will not be subject to Federal income tax to the extent it distributes 95% of its taxable income to its shareholders. REITs are subject to a number of complex organizational and operational requirements; if the Company fails to qualify as a REIT, its taxable income may be subject to income tax at regular corporate rates. See "Risk Factors--Tax Risks."

  The Company's long-range investment policy emphasizes the development, construction and acquisition of multifamily communities located in the Western United States. As circumstances warrant, certain properties may be sold and the proceeds reinvested into multifamily communities which management believes offer better growth potential. Among other items, this policy is intended to enable management to monitor developments in local real estate markets and to take an active role in managing the Company's properties and improving their performance. The policy is subject to ongoing review by the Board of Directors and may be modified in the future to take into account changes in business or economic conditions, as circumstances warrant.

EMPLOYEES

  As of December 31, 1998, the Company had approximately 1,000 employees. None of the employees is covered by collective bargaining agreements.

INVESTMENT PORTFOLIO

  See Items 2 and 7 of this report for a description of the Company's individual investments and certain developments during the year with respect to these investments. See Item 14(d), Schedule III (financial statement schedule), for additional information about the Company's portfolio, including location, costs and encumbrances.

  Additionally, see Item 8 of this report for the Company's consolidated financial statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following persons were executive officers of the Company as of March 12, 1999:

                          AGE AT
                         MARCH 12,
NAME                       1999                              POSITION(S)
----                     --------- ---------------------------------------------------------------
Frank C. McDowell.......     50    President, Chief Executive Officer and Director
LeRoy E. Carlson........     53    Executive Vice President, Chief Financial Officer and Secretary
Bruce C. Ward...........     38    Executive Vice President, Development and Acquisitions

  Mr. McDowell was appointed to his current position in June, 1995. Mr. Carlson joined the Company in March, 1996. Mr. Ward was appointed in connection with the Transaction in November, 1997. Set forth below is information regarding the business experience of each of the executive officers:

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

  Mr. Carlson served as Vice President and Chief Financial Officer of Real Estate Investment Trust of California from 1980 to 1996. Prior to joining RCT, Mr. Carlson was the Chief Financial Officer of the William Walters Company, a large asset management company based in Los Angeles, California. He is a licensed Certified Public Accountant in the State of California. Mr. Carlson holds a Bachelor's Degree from the University of Southern California.

  Mr. Ward served as group managing partner of TCRW, one of the nation's leading multi-family companies, prior to the acquisition of TCRW by BRE. While with TCRW, Mr. Ward served on the management board which is responsible for TCRW's strategic planning and governance. As the group managing partner of TCRW, Mr. Ward oversaw the development and acquisition of 9,000 multifamily units and the management of over 18,000 units in the Western United States. Prior to 1987, Mr. Ward held the position of Vice President and Regional Manager of Lomas Management, Inc. located in Dallas, Texas. Mr. Ward holds a degree in Business Administration from the University of Texas, Austin.

  There is no family relationship among any of the Company's executive officers or Directors.

                                 RISK FACTORS

  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report in Form 10-K. In this section, "we" or "us" refers to the Company and "you" refers to the Company's shareholders.

Risks Due to Investment in Real Estate

 Decreased Yields from an Investment in Real Property Due to Factors Which May Cause a Decrease in Revenues or an Increase in Operating Expenses

  Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend upon the amount of revenues generated and expenses incurred. If properties do not generate revenues sufficient to meet operating expenses, including debt service and capital expenditures, our results of operations and ability to make distributions to you and to pay amounts due on our debt will be adversely affected. The performance of the economy in each of the areas in which the properties are located affects occupancy, market rental rates and expenses. These factors consequently can have an impact on the revenues from the properties and their underlying values. The financial results of major local employers also may have an impact on the revenues and value of certain properties.

  Other factors may further adversely affect revenues from properties. These factors include the general economic climate, local conditions in the areas in which properties are located such as an oversupply of apartment units or a reduction in the demand for apartment units, the attractiveness of the properties to residents, competition from other multifamily communities and our ability to provide adequate facilities maintenance, services and amenities. Our revenues would also be adversely affected if residents were unable to pay rent or we were unable to rent apartments on favorable terms. If we were unable to promptly relet or renew the leases for a significant number of apartment units, or if the rental rates upon such renewal or reletting were significantly lower than expected rates, then our funds from operations would, and our ability to make expected distributions to you and to pay amounts due on our debt may, be adversely affected. There is also a risk that as leases on the properties expire, residents or users will vacate or enter into new leases on terms that are less favorable to us. Operating costs, including real estate taxes, insurance and maintenance costs, and mortgage payments, if any, do not, in general, decline when circumstances cause a reduction in income from a property. We could sustain a loss as a result of foreclosure on the property, if a property is mortgaged to secure payment of indebtedness and we were unable to meet our mortgage payments. In addition, applicable laws, including tax laws, interest rate levels and the availability of financing also affect revenues from properties and real estate values.

 Investments in Newly Acquired Properties May Not Perform in Accordance with Expectations

  In the normal course of business, we typically evaluate potential acquisitions, enter into non-binding letters of intent, and may, at any time, enter into contracts to acquire and may acquire additional properties. However, no assurance can be given that we will have the financial resources to make suitable acquisitions or that properties that satisfy our investment policies will be available for acquisition. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Such risks may include construction costs exceeding original estimates, possibly making a project uneconomical. Other risks may include financing not being available on favorable terms or at all and construction and lease-up may not be completed on schedule. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property might prove inaccurate. In addition, there are general real estate investment risks associated with any new real estate investment. Although we undertake an evaluation of the physical condition of each new investment before it is acquired, certain defects or necessary repairs may not be detected until after the investment is acquired. This could significantly increase our total acquisition costs, which could have a material adverse effect on us and our ability to make distributions to you and pay amounts due on our debt.

 Illiquidity of Real Estate and Reinvestment Risk May Reduce Economic Returns to Investors

  Real estate investments are relatively illiquid and, therefore, tend to limit our ability to adjust our portfolio in response to changes in economic or other conditions. Additionally, the Code places certain limits on the number of properties a REIT may sell without adverse tax consequences. To effect our current operating strategy, we have in the past raised, and will seek to continue to raise additional acquisition funds, both through outside financing and through the orderly disposition of assets which no longer meet our investment criteria. Depending upon interest rates, current acquisition opportunities and other factors, generally we will reinvest the proceeds in multifamily properties. In this respect, in the markets we have targeted for future acquisition of multifamily properties, there is considerable buying competition from other real estate companies, many of whom may have greater resources, experience or expertise than we. In many cases, this competition for acquisition properties has resulted in an increase in property prices and a decrease in property yields. Due to the relatively low capitalization rates currently prevailing in the pricing of potential acquisitions of multifamily properties which meet our investment criteria, no assurance can be given that the proceeds realized from the disposition of assets which no longer meet our investment criteria can be reinvested to produce economic returns comparable to those being realized from the properties disposed of, or that we will be able to acquire properties meeting our investment criteria. To the extent that we are unable to reinvest proceeds from the assets which no longer meet our investment criteria, or if properties acquired with such proceeds produce a lower rate of return than the properties disposed of, such results may have a material adverse effect on us. In addition, a delay in reinvestment of such proceeds may have a material adverse effect on us.

  We may seek to structure future dispositions as tax-free exchanges, where appropriate, utilizing the nonrecognition provisions of Section 1031 of the Code to defer income taxation on the disposition of the exchanged property. For an exchange of such properties to qualify for tax-free treatment under
Section 1031 of the Code, certain technical requirements must be met. For example, both the property exchanged and the property acquired must be held for use in a trade or business or for investment, and the property acquired must be identified within 45 days, and must be acquired within 180 days, after the transfer of the exchanged property. If the technical requirements of
Section 1031 of the Code are not met, then the exchanged property will be treated as sold in a taxable transaction for a sales price equal to the fair market value of the property received, in which event a distribution of cash to the shareholders may be required to avoid a corporate-level income tax on the resulting capital gain. Given the competition for properties meeting our investment criteria, it may be difficult for us to identify suitable properties within the foregoing time frames in order to meet the requirements of Section 1031. Even if we can structure a suitable tax-deferred exchange, as noted above, we cannot assure that we will reinvest the proceeds of any of these dispositions to produce economic returns comparable to those currently being realized from the properties which were disposed of.

 Substantial Competition Among Multifamily Properties and Real Estate Companies May Adversely Affect Our Rental Revenues and Development and Acquisition Opportunities

  All of the properties currently owned by us are located in developed areas. There are numerous other multifamily properties and real estate companies, many of which have greater financial and other resources than we have, within the market area of each of the properties which will compete with us for tenants and development and acquisition opportunities. The number of competitive multifamily properties and real estate companies in such areas could have a material effect on (1) our ability to rent the apartments and the rents charged and (2) development and acquisition opportunities. The activities of these competitors could cause us to pay a higher price for a new property than we otherwise would have paid or may prevent us from purchasing a desired property at all, which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt.

 Potential Effect on Operations Due to Geographic Concentration of Properties and Economic Conditions; Dependence on Western United States Regions

  Our portfolio is principally located in the San Francisco Bay Area, San Diego, Phoenix, Los Angeles/Orange County, Seattle, Sacramento, Las Vegas, Tucson, Portland, Albuquerque, Salt Lake City and the Denver area. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other properties and alternative forms of housing. In that regard, certain of these areas have in the recent past experienced economic recessions and depressed conditions in the local real estate markets. To the extent general economic or social conditions in any of these areas deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to you and to pay amounts due on our debt could be materially adversely affected.

 Development and Construction Projects May Not Be Completed or Completed Successfully

  As a general matter, property development and construction projects typically have a higher, and sometimes substantially higher, level of risk than the acquisition of existing properties. We intend to actively pursue development and construction of multifamily apartment communities. There can be no assurance that we will complete development of the properties currently under development or any other development project that we may undertake. Prior to the Transaction, we were not engaged in significant development and construction projects. Risks associated with our development and construction activities may include the following:

  .  development opportunities may be abandoned;

  . construction costs of multifamily apartment communities may exceed original estimates, possibly making the communities uneconomical;

  . occupancy rates and rents at newly completed communities may not be sufficient to make the communities profitable;

  . financing for the construction and development of projects may not be available on favorable terms or at all;

  .  construction and lease-up may not be completed on schedule; and

  . expenses of operating a completed community may be higher than anticipated.

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

  We also intend to continue to acquire stabilized multifamily apartment communities to the extent we identify communities that meet our investment criteria. However, we do not presently expect to make a significant number of acquisitions in 1999. Acquisitions of multifamily apartment communities entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. In addition, there are general investment risks associated with any new real estate investment. In that regard, we acquired the TCRW properties on an "as is" basis. "As is" means the sellers did not warrant as to the physical condition of the properties. Likewise, due to the competitive nature of the bidding process for the TCRW properties, we performed a more limited investigation of the TCRW properties prior to acquiring them. Both these factors increased the risks associated with acquiring the TCRW properties.

  We anticipate that future developments and acquisitions will be financed, in whole or in part, under various construction loans, lines of credit, other forms of secured or unsecured financing or through the issuance of additional equity by us. We expect periodically to review our financing options regarding the appropriate mix of debt and equity financing. Equity, rather than debt, financing of future developments or acquisitions could have a dilutive effect on the interests of our existing shareholders. Similarly, there are certain risks involved with financing future developments and acquisitions with debt, including those described below under "Risks Due to Real Estate Financing." In addition, if new developments are financed through construction loans, there is a risk that, upon completion of construction, permanent financing for such properties may not be available or may be available only on disadvantageous terms or that the cash flow from new properties will be insufficient to cover debt service. If a newly developed or acquired property is unsuccessful, our losses may exceed our investment in the property. Any of the foregoing could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt.

 Inability to Implement Growth Strategy; Potential Failure to Identify, Acquire or Integrate New Acquisitions

  A substantial portion of our growth over the last several years has been attributable to acquisitions. Our future growth will be dependent upon a number of factors, including our ability to identify acceptable properties for development and acquisition, complete acquisitions and developments on favorable terms, successfully integrate acquired and newly developed properties, and obtain financing to support expansion. There can be no assurance that we will be successful in implementing our growth strategy, that growth will continue at historical levels or at all, or that any expansion will improve operating results. The failure to identify, acquire and integrate new properties effectively could have a material adverse affect on us and our ability to make distributions to you and to pay amounts due on our debt.

 Restrictions on the Operations of the Operating Company

  A substantial portion of the properties acquired in the Transaction are held by BRE Property Investors LLC, which is referred to in this Annual Report on Form 10-K as the "Operating Company." We are the sole managing member of the Operating Company and, as of December 31, 1998, held approximately a 74% equity interest in the Operating Company. The remaining equity interests in the Operating Company are held by third parties as non-managing members.

  Under the terms of the limited liability company agreement governing the operations of the Operating Company (the "LLC Agreement"), the Operating Company is required to maintain certain debt service coverage, debt-to-asset and other financial ratios intended to protect the members' rights to receive distributions. In addition, with respect to certain tax-exempt financing for certain completed properties, the Operating Company is restricted from repaying its debt or taking certain other specified action which could have adverse tax consequences for the members. Further, we, as the managing member, are restricted from taking certain other specified actions--either absolutely or without the consent of a majority in interest of the non-managing members (or of the non-managing members affected thereby)--including, but not limited to, any actions:

  . that would make it impossible to carry out the business of the Operating Company

  . that would subject a non-managing member to liability as a managing member

  . that would cause the Operating Company to institute bankruptcy proceedings or permit an automatic judgment to be entered against it by a creditor

  . that would prohibit or restrict a member from exercising its rights to exchange units in the Operating Company for BRE common stock

  Any such requirement to maintain financial ratios and any such restrictions on the actions of the Operating Company and its managing member could have a material adverse affect on us and our ability to make distributions to you and to pay amounts due on our debt.

  Further, under the terms of the LLC Agreement, the Operating Company may not, without the consent of a majority in interest of the non-managing members, (i) dispose of any of the properties held by the Operating Company in a taxable sale or exchange prior to respective dates which are specified in the LLC Agreement for each of the properties, ranging from eight to ten years from November 18, 1997, or (ii) dissolve the Operating Company other than in certain limited circumstances specified in the LLC Agreement, such as a sale of all or substantially all of our assets, or any merger, consolidation or other combination by us with or into another person, or reclassification, recapitalization or change of our outstanding equity interests. These restrictions on our ability to dispose of a significant portion of our properties and to dissolve the Operating Company, even when such a disposition or dissolution of the Operating Company would be in our best interest, could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt.

  The Operating Company also must distribute all Available Cash (as defined in the LLC Agreement) on a quarterly basis: first, to members (other than us) until each member has received, cumulatively on a per Operating Company unit basis, distributions equal to the cumulative dividends declared with respect to one share of BRE common stock over the corresponding period (subject to adjustment from time to time as applicable to account for stock dividends, stock splits and similar transactions affecting BRE common stock) (the "Priority Distribution"); and second, the balance to us.

  If the Operating Company's Available Cash in any quarterly period is insufficient to permit distribution of the full amount of the Priority Distribution for that quarter, we are required to make a capital contribution to the Operating Company in an amount equal to the lesser of (i) the amount necessary to permit the full Priority Distribution or (ii) an amount equal to the sum of any capital expenditures made by the Operating Company plus the sum of any payments made by the Operating Company on account of any loans to or investments in, or any guarantees of the obligations of, BRE or our affiliates for that quarterly period.

  In addition, we may not be removed as the managing member of the Operating Company by the non-managing members, with or without cause, other than with our consent. We may not voluntarily withdraw from the Operating Company or transfer all or any portion of our interest in the Operating Company without the consent of all of the non-managing members, except in certain limited circumstances, such as a sale of all or substantially all of our assets, or any merger, consolidation or other combination by us with or into another person, or any reclassification, recapitalization or change of our outstanding equity interests. Such restrictions on our withdrawal as the managing member of the Operating Company, and on our ability to transfer our interest in the Operating Company, could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt.

 Uninsured and Underinsured Losses; Limited Insurance Coverage

  We carry comprehensive liability, fire, extended coverage and rental loss insurance with respect to our properties with certain policy specifications, limits and deductibles. While we currently carry flood and earthquake insurance for our properties with an aggregate annual limit of $250 million, subject to substantial deductibles, no assurance can be given that such coverage will be available on acceptable terms or at an acceptable cost, or at all, in the future, or if obtained, that the limits of those policies will cover the full cost of repair or replacement of covered properties. In addition, there may be certain extraordinary losses (such as those resulting from civil unrest) that are not generally insured (or fully insured against) because they are either uninsurable or not economically insurable. Should an uninsured or underinsured loss occur to a property, we could be required to use our own funds for restoration or lose all or part of our investment in, and anticipated revenues from, the property and would continue to be obligated on any mortgage indebtedness on the property. Any such loss could have a material adverse effect on us and our ability to make distributions to you and pay amounts due on our debt.

 Survey Exceptions to Certain Title Insurance Policies May Result in Incomplete Coverage in the Event of a Claim

  We did not obtain updated surveys when we acquired the TCRW properties because we believe that prior owners of the TCRW properties in the past obtained surveys of these properties. Because updated surveys of the properties acquired in the Transaction were not obtained, the title insurance policies obtained by us for those properties contain exceptions for matters which an updated survey might have disclosed. Such matters might include such things as boundary encroachments, unrecorded easements or similar matters which would have been reflected on a survey. Moreover, because no updated surveys were prepared for these properties, there can be no assurance that the title insurance policies in fact cover the entirety of the real property, buildings, fixtures, and improvements which we believe they cover, any of which could have a material adverse effect on us.

 Adverse Changes in Laws May Affect Our Potential Liability Relating to the Properties and Our Operations

  Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to residents or users in the form of higher rents, and may adversely affect our cash available for distribution and our ability to make distributions to you and to pay amounts due on our debt. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which could have a material adverse effect on us and our ability to make distributions to you and pay amounts due on our debt. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multifamily housing may reduce rental revenues or increase operating costs.

 Potential Effect on Costs and Investment Strategy From Compliance With Laws Benefiting Disabled Persons

  A number of federal, state and local laws (including the Americans with Disabilities Act) and regulations exist that may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features which add to the cost of buildings under construction. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. The costs of compliance with these laws and regulations may be substantial, and limits or restrictions on construction or completion of certain renovations may limit implementation of our investment strategy in certain instances or reduce overall returns on our investments, which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt. We review our properties periodically to determine the level of compliance and, if necessary, take appropriate action to bring such properties into compliance. We believe, based on property reviews to date, that the costs of such compliance should not have a material adverse effect on us. Such conclusions are based upon currently available information and data, and no assurance can be given that further review and analysis of our properties, or future legal interpretations or legislative changes, will not significantly increase the costs of compliance.

 Liabilities Assumed in the Transaction May Exceed Expectations

  In the Transaction, we (1) acquired the TCRW properties either by acquiring title to the properties and related assets (plus assumption of associated contractual obligations of the contributing parties) or, as to certain TCRW properties, by acquiring all of the ownership interests in the partnerships or limited liability companies which held such properties, and (2) assumed certain specified loans secured by the TCRW properties. Under the terms of the Transaction, we have not expressly agreed to assume any liabilities other than the assumed loans and the contractual obligations, warranties and guarantees referenced above. However, as a matter of law, we automatically assumed all of the liabilities (known, unknown or contingent) of the partnerships and limited liability companies whose ownership interests were acquired by us, potentially including liabilities unrelated to the properties conveyed pursuant to such transfer. Moreover, even in cases where title to the properties and related assets (rather than ownership interests therein) were acquired by us, the legal doctrine of successor liability may give creditors of and claimants against the prior owners the right to hold us responsible for liabilities which arose with respect to such properties prior to their acquisition by us, whether or not such liabilities were expressly assumed by us under the terms of the Transaction.

  As a result of the foregoing, there can be no assurance that we will not be subject to liabilities and claims relating to the TCRW properties arising from events which occurred or circumstances which existed prior to our acquisition of those properties, which could have a material adverse effect on us and our ability to make distributions to you and pay amounts due on our debt. In that regard, the terms of the Transaction do not provide for us to be indemnified against such liabilities and claims.

 Limited Indemnification in the Event of Claims or Liabilities Arising out of the Transaction

  We acquired the TCRW properties on an "as is" basis, meaning that the properties were acquired without warranty from the sellers. As a result, we have no recourse against the sellers for matters relating to the properties or the Transaction, except to a limited extent. This limited indemnification relates to claims or liabilities that might arise out of the Transaction or actions taken by the sellers before the closing. Specifically, certain Trammell Crow Residential entities and related parties (the "TCRW Parties") have agreed to indemnify us and our affiliates only against claims arising out of (1) certain representations made by the TCRW Parties in the Transaction,
(2) certain breaches of fiduciary duties by the TCRW Parties and (3) certain documents filed in connection with the Transaction.

  We have no recourse against the TCRW Parties with respect to any claims which are not within the specific coverage of the indemnity provisions. In addition, in the event we are entitled to indemnification, the terms of the Transaction significantly limit the amount which we would be entitled to recover.

  There can be no assurance that we will not be confronted in the future with claims by third parties relating to the Transaction or to the activities of the TCRW Parties or the operations of the TCRW properties and matters related thereto prior to the closing of the Transaction. Likewise, there can be no assurance that the properties acquired in the Transaction will meet our expectations. Accordingly, the limited scope of the indemnification could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt. See "Liabilities Assumed in the Transaction May Exceed Expectations," above.

  We and the Operating Company have also provided a limited indemnity to the TCRW Parties. Notwithstanding the limit upon our indemnification obligations, if claims within the coverage of the indemnity provisions were brought against us, we could be required to incur costs in defending against or satisfying the claims, which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt.

Risks Due to Real Estate Financing

 Potential Inability to Renew, Repay or Refinance Our Debt Financing

  We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that indebtedness on our properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness. If we were unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Such losses could have a material adverse effect on us and our ability to make distributions to you and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Code.

 Increase in Cost of Indebtedness Due to Rising Interest Rates

  We have incurred and expect in the future to incur indebtedness which bears interest at a variable rate. Accordingly, increases in interest rates would increase our interest costs (to the extent that the related indebtedness was not protected by interest rate protection arrangements), which could have a material adverse effect on us and our ability to make distributions to you or cause us to be in default under certain debt instruments (including our debt). In addition, an increase in market interest rates may lead holders of our common shares to demand a higher yield on their shares from distributions by us, which could adversely affect the market price for BRE common stock.

 Potential Incurrence of Additional Debt and Related Debt Service

  We currently fund the acquisition and development of multifamily communities partially through borrowings (including our line of credit) as well as from other sources such as sales of properties which no longer meet our investment criteria. Our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, subject to limitations on indebtedness set forth in various loan agreements, we could become more highly leveraged, resulting in an increase in debt service, which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt and in an increased risk of default on our obligations.

 Restrictive Terms of Certain Indebtedness May Cause Acceleration of Debt
 Payments

  At December 31, 1998, we had outstanding borrowings of $73 million under two loan agreements with one lender which, among other things, (1) contain a covenant which requires us to maintain our investment grade rating for our long-term unsecured debt and (2) define "events of default" to include the acquisition by any person of either (a) 20% or more of our outstanding shares or securities (or other securities convertible into such securities) or (b) 10% or more of our outstanding shares or securities (or other securities convertible into such securities) if such acquisition results in any change of our board of directors or any change in our management or any of our assets. In the event that we fail to maintain an investment grade rating for our long-term unsecured debt or if such an event of default occurs, the lender may declare all borrowings under such loan agreements to be due and payable immediately, which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt.

Potential Liability Under Environmental Laws

  Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances in, on, around or under such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of, or failure to remediate properly, such substances may adversely affect the owner's or operator's ability to sell or rent the affected property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. The operation and subsequent removal of certain underground storage tanks are also regulated by federal and state laws. In connection with the current or former ownership (direct or indirect), operation, management, development and/or control of real properties, we may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines, and claims for injuries to persons and property.

  Our current policy is to obtain a Phase I environmental study on each property we seek to acquire and to proceed accordingly. No assurance can be given, however, that the Phase I environmental studies or other environmental studies undertaken with respect to any of our current or future properties will reveal all or the full extent of potential environmental liabilities, that any prior owner or operator of a property did not create any material environmental condition unknown to us, that a material environmental condition does not otherwise exist as to any one or more of such properties or that environmental matters will not have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt. We currently carry no insurance for environmental liabilities.

  Certain environmental laws impose liability on a previous owner of property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not relieve an owner of such liability. Thus, we may have liability with respect to properties previously sold by us or our predecessors.

RISKS OF THIRD PARTY MANAGEMENT BUSINESS

 Possible Termination of Management Contracts.

  As part of the Transaction, we also acquired third-party management contracts. This business is conducted by two of our subsidiaries
(collectively, the "Management Company").

  Risks associated with the management of properties owned by third parties include the risk that the management contracts (which are generally cancelable upon a sale of property or, in many cases, upon 30 days' notice) will be terminated by the property owner or will be lost in connection with a sale of such property, that contracts may not be renewed upon expiration or may not be renewed on terms consistent with current terms and that the rental revenues upon which management fees are based will decline as a result of general real estate market conditions or market factors affecting specific properties, resulting in decreased management fee income. As a result, there can be no assurance that the Management Company will perform in accordance with our expectations.

 Possible Adverse Consequences of REIT Status on the Business of the Management Company.

  Certain requirements for REIT qualifications may in the future limit our ability to increase third party management operations conducted and related services offered by the Management Company without jeopardizing our qualification as a REIT. See "Tax Risks."

RANKING OF SECURITIES AND SUBORDINATION OF CLAIMS

  A significant portion of our operations is conducted through our subsidiaries, including the Operating Company. Our cash flow and the consequent ability to make distributions and other payments on our equity securities and to service our debt, will be partially dependent upon the earnings of such subsidiaries and the distribution of those earnings to us, or upon loans or other payments of funds made by such subsidiaries to us. In addition, debt or other arrangements of our subsidiaries may impose restrictions that affect, among other things, our subsidiaries' ability to pay dividends or make other distributions or loans to us.

  Likewise, a substantial portion of our consolidated assets are owned by our subsidiaries, effectively subordinating certain unsecured indebtedness of BRE to all existing and future liabilities, including indebtedness, trade payables, lease obligations and guarantees of our subsidiaries. The Operating Company has guaranteed amounts due under our $400 million bank credit facility (the "Credit Facility") with a syndicate of banks. Likewise, any other of our subsidiaries with assets or net income which, when multiplied by our effective percentage ownership interest in such subsidiary exceeds $30 million or 5% of our consolidated net income, respectively, is required to guarantee the repayment of borrowings under the Credit Facility. The Operating Company and other of our subsidiaries may also, from time to time, guarantee other of our indebtedness. Therefore, our rights and rights of our creditors, including the holders of other unsecured indebtedness, to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of such subsidiary's creditors, except to the extent that we may ourselves be a creditor with recognized claims against the subsidiary, in which case our claims would still be effectively subordinate to any security interests in or mortgages or other liens on the assets of such subsidiary and would be subordinate to any indebtedness of such subsidiary senior to that held by us.

Provisions Which Could Limit a Change in Control or Deter a Takeover

  In order to maintain our qualification as a REIT, not more than 50% in value of our outstanding capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities). In order to protect us against risk of losing our status as a REIT due to a concentration of ownership among our shareholders, our articles of incorporation provide, among other things, that if the Board of Directors determines, in good faith, that direct or indirect ownership of BRE common stock has or may become concentrated to an extent that would prevent us from qualifying as a REIT, the Board of Directors may prevent the transfer of BRE common stock or call for redemption (by lot or other means affecting one or more shareholders selected in the sole discretion of the Board of Directors) of a number of shares of BRE common stock sufficient in the opinion of the Board of Directors to maintain or bring the direct or indirect ownership of BRE common stock into conformity with the requirements for maintaining REIT status. These limitations may have the effect of precluding acquisition of control of us by a third party without consent of the Board of Directors.

  In addition, certain other provisions contained in our articles of incorporation and bylaws, as well as our shareholder rights plan, may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change in control. For example, such provisions may (i) deter tender offers for BRE common stock which offers may be attractive to the shareholders, or (ii) deter purchases of large blocks of BRE common stock, thereby limiting the opportunity for shareholders to receive a premium for their shares of BRE common stock over then-prevailing market prices.

Tax Risks

 Tax Liabilities as a Consequence of Failure to Qualify as a REIT

  Although management believes that we are organized and are operating so as to qualify as a REIT under the Code, no assurance can be given that we have in fact operated or will be able to continue to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, at least 95% of our taxable gross income in any year must be derived from qualifying sources and we must make distributions to shareholders aggregating annually at least 95% of our REIT taxable income (excluding net capital gains). Thus, to the extent Third Party Management Income represents more than 5% of our gross income in any taxable year, we will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions apply, and, even if those relief provisions apply, a tax would be imposed with respect to excess net income, any of which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt. Additionally, to the extent the Operating Company or certain other subsidiaries are determined to be taxable as a corporation, we would not qualify as a REIT, which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt. Finally, no assurance can be given that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

  If we fail to qualify as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates, which would likely have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt. In addition, unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce funds available for investment or distributions to you because of the additional tax liability to us for the year or years involved.

In addition, we would no longer be required to make distributions to you. To the extent that distributions to you would have been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain investments to pay the applicable tax.

POTENTIAL FAILURE BY THIRD-PARTIES TO BE YEAR 2000 COMPLIANT MAY AFFECT OUR FINANCIAL CONDITION

  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software, including embedded processors, may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions or engage in other normal business activities.

  The Company has assessed the software used in its computer systems and believes that the Year 2000 matter will not pose significant operational problems for its computer systems. However, at this time, no estimates can be made as to any potential adverse impact resulting from the failure of third parties, including tenants, vendors and financial institutions, to address Year 2000 issues. For example, to the extent payments, deposits and other transactions are not processed on a timely basis by financial institutions, the Company's ability to collect payments from tenants and/or make payments to its creditors could be adversely affected. The Company is dependent on such third parties to assess the impact of the Year 2000 issue on their systems and to take any necessary corrective action. However, as a component of its Year 2000 project, the Company is in the ongoing process of discussing Year 2000 compliance issues with its key vendors and service providers and is developing contingency plans, although there can be no assurance that these contingency plans will successfully avoid service interruption.

  Due to the complexity and pervasiveness of the Year 2000 issue, and in particular, the uncertainty regarding the compliance programs of third parties, no assurance can be given that the Company's assessments and conclusions on Year 2000 issues will be achieved, and actual results could differ materially from those anticipated.

ITEM 2. PROPERTIES

GENERAL

  In addition to the information set forth in this Item 2, information on the Company's portfolio is set forth in Schedule III (financial statement schedule) under Item 14(d).

MULTIFAMILY PROPERTY DATA

  As reflected in the following table, during the five years ended December 31, 1998, multifamily properties have increased as an approximate percentage of the Company's portfolio of income producing properties and revenues:

MULTIFAMILY PROPERTIES                                1998 1997 1996 1995 1994
----------------------                                ---- ---- ---- ---- ----
Percentage of portfolio at cost, as of December 31... 100% 99%  87%  72%  65%
Percentage of total revenue, for the year ended
 December 31.........................................  97% 89%  77%  76%  71%

  During 1997 and 1996, multifamily revenues as a percentage of total revenues did not increase in proportion to the increase in the relative size of the multifamily portfolio due to the timing of purchases of multifamily properties and the sales of commercial properties. No single multifamily property accounted for more than 10% of revenues in 1998.

  The following table reflects certain operating data for the Company's multifamily properties for each year-end presented:

                                                     December 31,
                                           ------------------------------------
                                            1998    1997    1996   1995   1994
                                           ------  ------  ------  -----  -----
Total available units..................... 21,858  18,569  12,212  5,475  5,067
Occupancy percent (1).....................     94%     95%     96%    93%    95%
Average monthly rate per unit............. $  877  $  817  $  755  $ 699  $ 794
Total number of properties................     85      74      54     25     21

  The following table reflects certain operating data as of and for the year ended December 31, 1998 of stabilized multifamily properties in the 12 metropolitan markets in which the Company operates:

                                                                       Average
                           Percentage         Number of                 Rent
Market                     of NOI (2) Units  Communities Occupancy (3)   (4)
------                     ---------- ------ ----------- ------------- -------
San Francisco Bay Area....     24%     2,960       9           93%     $1,338
Phoenix...................     14      3,508      13           95%        773
Seattle...................     12      2,316       9           94%        896
San Diego.................     11      2,219      10           95%        907
Los Angeles/Orange
 County...................     10      2,396       9           95%        768
Sacramento................      7      1,783       8           93%        841
Salt Lake City............      6      1,517       5           93%        754
Tucson....................      5      1,836       9           93%        607
Albuquerque...............      4      1,241       4           96%        749
Portland..................      3        780       3           88%        691
Las Vegas.................      3        814       4           94%        806
Denver....................      1        488       2           98%        828
                              ---     ------     ---
  Total/Weighted Average..    100%    21,858      85           94%     $  877
                              ===     ======     ===          ===      ======

--------
(1) Portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. Apartment units are generally leased to residents for rental terms which do not exceed one year.
(2) Represents the aggregate net operating income of all properties in each market divided by the total net operating income of multifamily properties for the year ended December 31, 1998, and includes the results of 14 completed properties acquired during 1998 from the date of acquisition. Accordingly, these results do not reflect a full year of operations for properties acquired or completed in 1998 and 6 communities under construction where units were leased while under construction.
(3) Represents physical occupancy at December 31, 1998. The total is a weighted average by units for all communities.
(4) Represents total gross potential rent divided by total units as of December 31, 1998. The total is a weighted average by units for all communities shown.

COMPLETED PROPERTIES

  The following is a list of communities completed in 1998 which were previously under construction at December 31, 1997 (dollar amounts in thousands):

                                                                   OCCUPANCY AT
                                              NUMBER OF            DECEMBER 31,
PROPERTY NAME                    LOCATION       UNITS   TOTAL COST     1998
-------------                 --------------- --------- ---------- ------------
Pinnacle Towne Center........ Phoenix, AZ         350    $ 34,319      100%
Pinnacle Canyon View......... Orem, UT            288      25,976       97%
Pinnacle Terrace............. Chandler, AZ        300      23,354       65%
Pinnacle Estates............. Albuquerque, NM     294      25,752       63%
Pinnacle at High Resort...... Rio Rancho, NM      301      25,678       35%
Pinnacle at Hunters Glen..... Thornton, CO        264      22,295       66%
Pinnacle Mountain View....... Clearfield, UT      324      25,714       56%
                                                -----    --------
                                                2,121    $183,088
                                                =====    ========

PROPERTIES UNDER DEVELOPMENT

  The following tables set forth certain data with respect to the Company's six multifamily properties which were under development or construction at December 31, 1998. Completion of the these properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. No assurance can be given that these properties will be completed or, if completed, that they will be completed by the estimated dates or for the estimated amounts set forth in the table below or that they will contain the number of proposed units set forth in the table below (dollar amounts in millions):

                                                   COSTS
                                                  INCURRED
                                       PROPOSED   TO DATE-   ESTIMATED ESTIMATED ESTIMATED
                                        NUMBER  DECEMBER 31,  COST TO    TOTAL   COMPLETION
PROPERTY NAME              LOCATION    OF UNITS     1998     COMPLETE    COST       DATE
-------------            ------------- -------- ------------ --------- --------- ----------
Pinnacle Flamingo West
 (5).................... Las Vegas, NV   324       $27.2       $ 0.0    $ 27.2    1Q/1999
Pinnacle at Blue
 Ravine................. Folsom, CA      260        10.5        12.5      23.0    2Q/1999
Pinnacle Sonata (6)..... Bothell, WA     268        11.9        28.9      40.8    2Q/2000
                                         ---       -----       -----    ------
  Total.................                 852       $49.6       $41.4    $ 91.0
                                         ===       =====       =====    ======
PRE-CONSTRUCTION SITES
OWNED
----------------------
114 W. Adams (6)........ Phoenix, AZ      93       $ 5.4       $ 8.1    $ 13.5    3Q/1999
Pinnacle at MacArthur
 Place (6)(7)........... Santa Ana, CA   346        15.3        40.0      55.3    1Q/2000
Pinnacle Bellevue
 (6)(7)................. Bellevue, WA    248        12.7        24.6      37.3    4Q/2000
                                         ---       -----       -----    ------
  Total.................                 687       $33.4       $72.7    $106.1
                                         ===       =====       =====    ======

--------
(5) This property was acquired by the Company on November 18, 1997 in the TCRW Transaction.
(6) As of December 31, 1998, the Company had not committed to significant construction contract obligations for these properties except for Pinnacle Sonata, where contracts have been executed for preliminary site preparation work.
(7) These projects consist of land owned by the Company where construction is ready to commence subject only to obtaining certain construction plans and permits and required financing. The Company expects to finance the development and construction of these communities through joint venture arrangements, or through its line of credit facility or other debt or equity sources, although there can be no assurance that such financing will be obtained.

COMMERCIAL AND RETAIL PROPERTY DATA

  The following table reflects certain operating data for the Company's commercial and retail properties for each year end presented:

                                                      DECEMBER 31,
                                             ----------------------------------
                                                                       JULY 31,
                                             1998  1997  1996   1995     1994
                                             ----  ----  -----  -----  --------
Total available square feet (in
 thousands)................................   31   157   1,194  1,135   1,543
Occupancy percent (8)......................  100%   93%     93%    96%     69%
Average minimum annual rent per square foot
 (9).......................................  $12   $10     $13    $11      $9
Total number of properties.................    1     5      15     11      13

--------
(8) For commercial and retail properties, portfolio occupancy is calculated by dividing the total occupied square footage by the total rentable square footage in the portfolio.
(9) Average minimum annual rent per square foot is calculated by dividing the reported minimum rental income for commercial and retail properties by total rentable square feet. The changes in the amounts shown are due to variances in occupancy levels and the changing composition of the properties due to acquisitions and dispositions.

  During 1997 and 1998, BRE substantially completed its disposition of commercial and retail properties. At December 31, 1998, BRE owned only one commercial property (plus two investments held in partnerships in which the Company is a limited partner and excluded from the above table). Tenants in these properties consist generally of various smaller enterprises and such properties included industrial, professional and medical centers. These leases generally provide for reimbursement of certain expenses such as property taxes, insurance and common area costs in addition to minimum rentals and in some cases percentage rents in excess of stipulated minimums. For additional information regarding leases on the commercial and retail properties, see Note 3 to Notes to Consolidated Financial Statements. No single tenant accounted for more than 10% of revenues for the year ended December 31, 1998.

INSURANCE, PROPERTY TAXES AND INCOME TAX BASIS

  The Company carries comprehensive liability, fire, extended coverage and rental loss insurance with respect to its properties with certain policy specifications, limits and deductible. In addition, the Company currently carries flood and earthquake coverage with an annual aggregate limit of $250,000,000 (after policy deductibles ranging from 2%-5% of damages). In the opinion of management, the properties are adequately covered by such insurance.

  Property taxes on portfolio properties are assessed on asset values based on the valuation method and tax rate used by the respective jurisdictions; such rates ranged from approximately 1% to 2% of assessed values for 1998. The gross carrying value of the Company's rental properties was $1,612,475,000 as of December 31, 1998; at that date BRE's assets had an underlying federal income tax basis approximately $146,000,000 lower which reflects, among other factors, the carryover of basis on tax deferred exchanges.

HEADQUARTERS

  The Company maintains its corporate headquarters at 44 Montgomery Street, 36th Floor, San Francisco, California, 94104-4809, pursuant to a lease with OTR, an Ohio general partnership. The lease has an 8-year term, and covers 15,142 rentable square feet at annual per square foot rents which begin at $37.00 and rise to $44.00 in the eighth year of the lease. The lease term ends on January 31, 2006. The Company also maintains regional offices in Metropolitan Seattle, Washington, Sacramento, Long Beach, Newport Beach and San Diego, California, Phoenix and Tucson, Arizona, Denver, Colorado and Salt Lake City, Utah.

Item 3. LEGAL PROCEEDINGS

  The Company is defending various claims and legal actions that arise from its normal course of business, including certain environmental actions. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions will have a material adverse effect on the Company. In the third quarter of 1998, the Company recorded a provision for litigation loss of $2,400,000 in connection with a jury award and related legal expenses. The judgment is subject to appeal and stems from the separation of a former senior executive from the Company in 1996.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The Company's common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "BRE". As of March 12, 1999, there were approximately 6,900 recordholders of the Company's common stock and the last reported sales price on the NYSE was $23.00. The number of holders does not include persons whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder. As of March 12, 1999, there were approximately 36,000 beneficial holders of the Company's common stock.

  The following table sets forth, for the calendar quarters indicated, the high and low sales prices of the common stock as reported on the NYSE Composite Tape, and the dividends paid by the Company per common share for each such calendar quarter.

                                            YEARS ENDED DECEMBER 31,
                                 -----------------------------------------------
                                          1998                    1997
                                 ----------------------- -----------------------
                                  STOCK PRICE             STOCK PRICE
                                 ------------- DIVIDENDS ------------- DIVIDENDS
                                  HIGH   LOW     PAID     HIGH   LOW     PAID
                                 ------ ------ --------- ------ ------ ---------
First Quarter................... $28.63 $26.19   $.360   $27.25 $23.75   $.345
Second Quarter.................. $28.69 $24.63   $.360   $25.38 $23.50   $.345
Third Quarter................... $28.63 $21.50   $.360   $28.56 $24.31   $.345
Fourth Quarter.................. $25.25 $22.31   $.360   $30.00 $26.75   $.345

  Since 1970, the year BRE was founded, the Company has made regular and uninterrupted distributions to shareholders on a quarterly basis. However, the payment of distributions by the Company has been and will continue to be at the discretion of the Board of Directors and will depend on numerous factors, including the cash flow of the Company, its financial condition, capital requirements, the annual distribution requirement under the REIT provisions of the Code and other factors that the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report. The 1998 and 1997 results were significantly impacted by the transaction with Trammell Crow Residential-West in 1997, the merger with Real Estate Investment Trust of California in 1996 and numerous acquisitions and dispositions as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations." As such, the consolidated financial statements and notes thereto included elsewhere in this report are not directly comparable to prior years.

                                      YEARS ENDED DECEMBER 31,
                          -----------------------------------------------------
                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                             1998        1997       1996       1995      1994
                          ----------  ----------  ---------  --------  --------
OPERATING RESULTS
Revenues................  $  203,245  $  137,761  $ 101,651  $ 65,387  $ 56,970
                          ==========  ==========  =========  ========  ========
Net income..............  $   60,644  $   76,197  $  89,839  $ 22,010  $ 24,212
Less:
  Net (loss) gain on
   sales of
   investments..........      (1,859)     27,824     52,825       221     1,646
Plus:
  Depreciation and
   amortization.........      27,763      17,938     13,283     7,864     7,080
  Provision for
   litigation loss......       2,400         --         --        --        --
  Provision for
   investment losses....         --          --         --      2,000       --
  Minority interest in
   income...............       4,126         972        --        --        --
                          ----------  ----------  ---------  --------  --------
Funds from operations
 (10)...................  $   96,792  $   67,283  $  50,297  $ 31,653  $ 29,646
                          ==========  ==========  =========  ========  ========
Net cash flows generated
 from operating
 activities.............  $   97,081  $   67,564  $  47,887  $ 27,068  $ 31,063
Net cash flows used in
 investing activities...  $ (290,297) $ (235,293) $(132,082) $ (3,820) $(66,740)
Net cash flows from
 financing activities...  $  191,057  $  171,761  $  68,322  ($11,077) $ 25,821
Dividends to common
 shareholders and
 distributions to
 minority members.......    $ 66,327    $ 52,035   $ 39,849  $ 27,596  $ 26,210
Weighted average number
 of shares outstanding..      42,940      35,750     30,520    21,905    21,840
Weighted average number
 of operating company
 units..................       2,840         290        --        --        --
Weighted average number
 of shares outstanding
 assuming dilution......      46,110      36,610     30,790    21,940    21,870
Shares outstanding at
 end of period..........      44,220      41,740     32,880    21,940    21,850
Operating company units
 outstanding at end of
 period.................       2,990       2,820        --        --        --
PER SHARE DATA:
Income excluding (loss)
 gain on sales of
 investments............  $     1.45  $     1.35  $    1.21  $   1.00  $   1.03
Net (loss) gain on sales
 of investments.........       (0.04)       0.78       1.73      0.01      0.08
                          ----------  ----------  ---------  --------  --------
Net income..............  $     1.41  $     2.13  $    2.94  $   1.01  $   1.11
                          ==========  ==========  =========  ========  ========
PER SHARE DATA--ASSUMING
 DILUTION:
Income excluding (loss)
 gain on sales of
 investments............  $     1.45  $     1.35  $    1.20  $   0.99  $   1.03
Net (loss) gain on sales
 of investments.........       (0.04)       0.76       1.72      0.01      0.08
                          ----------  ----------  ---------  --------  --------
Net income assuming
 dilution...............  $     1.41  $     2.11  $    2.92  $   1.00  $   1.11
                          ==========  ==========  =========  ========  ========
Dividends paid to common
 shareholders...........  $     1.44  $     1.38  $    1.33  $   1.26  $   1.20
                          ==========  ==========  =========  ========  ========
FINANCIAL POSITION
Total assets............  $1,630,916  $1,341,898  $ 783,714  $354,895  $343,853
Real estate portfolio,
 before depreciation....  $1,678,433  $1,346,923  $ 816,389  $371,438  $373,676
Cash and short-term
 investments............  $    2,057  $    4,216  $     184  $ 16,057  $  3,887
Long-term debt..........  $  752,146  $  541,367  $ 311,985  $112,290  $ 97,169
Minority interest.......  $   87,432  $   76,066        --        --        --
Shareholders' equity....  $  765,005  $  707,495  $ 464,114  $239,248  $243,436

--------
(10) Management considers Funds from Operations ("FFO") to be an appropriate supplemental measure of the performance of an equity REIT because it is predicated on cash flow analyses which facilitate an understanding of the operating performances of the Company's properties without giving effect to non-cash items such as depreciation. FFO is defined by the National Association of Real Estate Investment Trusts as net income or loss (computed in accordance with generally accepted accounting principles) excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, and therefore should not be considered a substitute for net income as a measure of results of operations or for cash flow from operations as a measure of liquidity. Additionally, the application and calculation of FFO by other REITs may vary materially from that of the Company, and therefore the Company's FFO and the FFO of other REITs may not be directly comparable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  BRE Properties, Inc. ("BRE" or the "Company") is a real estate investment trust which owns and internally manages a portfolio of 85 apartment communities (aggregating 21,858 units) in 12 major markets of the Western United States. The Company's revenues consist largely of rental income (94% of total revenues in 1998, 93% in 1997 and 92% in 1996) derived primarily from its portfolio of multifamily properties. The policy of the Company is to emphasize cash flows from operations rather than the realization of capital gains through property dispositions.

  The Company's strategic plan emphasizes equity investments in apartment communities located across Western markets. In 1998, the Company acquired seven apartment communities in Denver, Seattle, Portland, Los Angeles and San Diego, for a total of 1,597 units. Pursuant to the Company's strategy, in November 1997 the Company acquired certain assets and operations of Trammell Crow Residential-West ("TCRW") (the "Transaction") which added 17 completed properties totaling 4,786 units, eight properties under development comprising approximately 2,445 units (seven of which were completed by December 31, 1998) and management experience in development and construction. Further, the Company merged with Real Estate Investment Trust of California in 1996 (the "Merger) which added 22 apartment communities (totaling 3,581 units) and 18 commercial and retail properties to the portfolio. The Transaction and the Merger also provided increased depth in management and other resources. The Company started its in-house development and construction function with personnel and resources from the Transaction; the Merger allowed the Company to internalize property management during 1996. As planned, in keeping with its investment focus, the Company had divested all but one of its commercial and retail properties (i.e., non-apartment investments) at December 31, 1998. During the years ended December 31, 1998, 1997 and 1996, the Company acquired a total of 59 multifamily properties, in part using proceeds from the dispositions of commercial and retail properties.

  In addition to historical information, we have made forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements pertain to, among other things, our capital resources, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and you should not rely on such statements as predictions of future events since there can be no assurance that the events or circumstances reflected in these statements will be achieved or will occur. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to successfully integrate acquired properties and operations, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"), environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends upon economic trends generally, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors. You are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only. We assume no obligation to update forward-looking statements.

                             RESULTS OF OPERATIONS
        Comparison of the Years ended December 31, 1998, 1997 and 1996

General

  The results of operations for the three years ended December 31, 1998 were significantly affected by acquisitions of apartment communities, including the Transaction and the Merger, and the repositioning of the Company's portfolio through the sale of commercial and retail properties. The 1998 results include revenue and expense for an entire year for 17 stabilized apartment communities that were acquired in the Transaction, while the 1997 results included those properties only from November 18, 1997. In addition, the 1998 results include a full year of operations from five other acquisitions in 1997, and a partial year for 1998 acquisitions and seven completed communities previously under development that were acquired in the Transaction. The 1997 results include an entire year of revenue and expense from the assets acquired in the Merger, while the 1996 results include such items only from March 15, 1996. The 1997 results also include a full year of revenue and expense for eight other properties acquired in 1996, and the partial year of 1997 acquisitions, including the Transaction. During 1997 and continuing in 1998, the Company substantially completed the strategic repositioning of its portfolio to concentrate on apartment communities and disposed of nearly all of its commercial and retail assets, which significantly reduced the revenues received from such properties in 1997 and 1998.

Revenues

  Total revenues (excluding net gain on sales of investments in rental properties) were $203,245,000 in 1998, $137,761,000 in 1997 and $101,651,000
in 1996. Revenues increased in 1998 primarily as a result of revenues derived from 17 stabilized apartment communities acquired in the Transaction. Revenues in 1997 increased from 1996 primarily as a result of the Merger and new multifamily property acquisitions and were offset in part by the disposition of most retail and commercial properties. A summary of revenues for the years ended December 31, 1998, 1997 and 1996 follows:

                           1998   % of Total   1997   % of Total   1996   % of Total
                          Total    Revenues   Total    Revenues   Total    Revenues
(Dollars in thousands)   -------- ---------- -------- ---------- -------- ----------
Revenues:
Multifamily rental...... $189,810     93%    $122,936     89%    $ 77,834     77%
Commercial and retail
 rental.................      996      1        5,742      4       15,301     15
Other income............   12,439      6        9,083      7        8,516      8
                         --------    ---     --------    ---     --------    ---
  Total revenue......... $203,245    100%    $137,761    100%    $101,651    100%
                         ========    ===     ========    ===     ========    ===

                                                                % Change from
                                                                  Prior Year
                                                                ----------------
                                                                1998  1997  1996
                                                                ----  ----  ----
   Multifamily rental..........................................  54%   58%   56%
   Commercial and retail rental................................ (83%) (62%)  18%
   Other income................................................  37%    7%  238%
   Total revenue...............................................  48%   36%   55%

  Multifamily rental revenues have increased in each of the last three years primarily due to property acquisitions. During 1998, the 17 apartment communities acquired in the Transaction and five other communities acquired in 1997 added an aggregate of $59,100,000 to multifamily rental revenues, compared to $15,400,000 in 1997. In addition, the seven development properties acquired in the Transaction and completed in 1998 and seven apartment communities acquired in 1998 added $15,400,000 to 1998 multifamily rental revenues. On a same-store basis (i.e., multifamily communities owned by the Company and stabilized for all of 1998 and 1997 and comprising 11,722 of the Company's 21,858 units at December 31, 1998), rental revenues increased by $6,660,000 or 6% due to average rents per unit increasing approximately 5% and decreased use of rental concessions which were partially offset by lower occupancy in 1998. During 1997, the 17 assets acquired in the Transaction and five other acquisitions added an aggregate of $15,400,000 to multifamily rental revenues.

Properties acquired in 1996 and held for all of 1997 added $27,100,000 to 1997 multifamily rental revenues incrementally. On a same-store basis (i.e., those properties owned by BRE for all of 1997 and 1996 comprising 5,235 of BRE's 18,569 units at December 31, 1997) revenues increased by $3,300,000, or approximately 8%, due largely to an increase in average rental rates of 6% and higher occupancy rates.

  Revenues from commercial and retail properties decreased 83% in 1998 compared to 1997 due to the sale of four such properties, and decreased 62% in 1997 compared to 1996 due to the sale of 10 such properties. Commercial and retail revenues as a percentage of total revenues have declined in each of the last three years as a result of the Company's strategy emphasizing redeployment of these investments into apartment communities.

  Portfolio occupancy rates as of December 31, 1998, 1997 and 1996 were:

                                                                  1998  1997  1996
                                                                  ----  ----  ----
Multifamily......................................................  94%   95%   96%
  Number of properties...........................................  85    74    54
Commercial and retail............................................ 100%   99%   93%
  Number of properties...........................................   1     5    15

  For multifamily properties, portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. For commercial and retail properties, portfolio occupancy is calculated by dividing the total occupied square footage by the total rentable square footage in the portfolio.

  The following table summarizes by property classification the acquisitions and dispositions for the years ended December 31, 1998, 1997 and 1996 (dollar amounts are gross acquisition costs in the case of acquisitions, total delivered cost in the case of completed development communities and gross sales prices in the case of property sales):

Acquisition/Disposition Summary

                                              1998         1997         1996
                                          ------------ ------------ ------------
(Dollar amounts in thousands)              #     $      #     $      #     $
-----------------------------             --- -------- --- -------- --- --------
Multifamily:
  Property acquisitions (11).............   7 $162,700  22 $537,700  30 $446,412
  Development properties completed.......   7  183,088  --       --  --       --
  Property dispositions..................   3   19,200   2   12,550   1   58,000
Commercial and retail:
  Property acquisitions (12).............  --       --  --       --  18   56,443
  Property dispositions..................   4   10,500  10   97,300  14   49,600

--------
(11) Includes, for 1997, 17 properties acquired in the Transaction with an aggregate cost of approximately $386,000,000, held by consolidated subsidiaries of BRE. The 1996 amounts include 22 properties acquired in the Merger with an aggregate cost of $216,612,000. Both the Transaction and the Merger were accounted for under the purchase method of accounting.
(12) Represents, for 1996, 18 properties acquired in the Merger with an aggregate cost of $56,443,000, as determined under the purchase method of accounting.

 Other Income

  Other income (which consists primarily of recurring non-rental income derived from apartment communities and includes, among other items, partnership, interest and third-party property management income) was $12,439,000, $9,083,000 and $8,516,000 for the years ended December 31, 1998,
1997 and 1996, respectively. The increase in 1998 over 1997 is due largely to other income generated by communities held for all of 1998, including those acquired in the Transaction. The increase in 1997 over 1996 is due primarily to other income from communities acquired in the Merger and other acquisitions, and was offset in part by reduced percentage rent from commercial and retail properties which were disposed of in 1997.

Expenses

 Real Estate Expenses

  A summary of real estate expenses for the years ended December 31, 1998, 1997 and 1996 follows:

                                 1998         1997         1996
                             ------------  -----------  -----------
   Multifamily.............  $ 64,566,000  $44,049,000  $29,310,000
   Commercial and retail...        58,000      522,000    1,720,000
                             ------------  -----------  -----------
   Total...................  $ 64,624,000  $44,571,000  $31,030,000
                             ============  ===========  ===========

  Real estate expenses for multifamily rental properties (which include maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) increased by $20,517,000 (47%) in the year ended December 31, 1998 as compared to the year ended December 31, 1997. This increase is due largely to acquisitions in 1998 and communities completed in 1998 which were previously under development and the expenses for an entire year for properties acquired in 1997, including those from the Transaction. Real estate expenses for the year ended December
31, 1997 increased 44% to $44,571,000 from 1996 primarily due to expenses of properties acquired in the Merger and other multifamily property acquisitions.
Multifamily real estate expenses as a percentage of multifamily rental revenues decreased from 37.6% in 1996 to 35.8% in 1997 and to 34.0% in 1998.
Although not measurable with precision, management believes that this decrease resulted in part from the internalization of property management (completed during 1996) and economies of scale derived from increased concentration of assets in the Company's markets.

 Provision for Depreciation and Amortization

  The provision for depreciation and amortization increased by $9,825,000 for the year ended December 31, 1998 as compared to 1997 and increased $4,655,000 for the year ended December 31, 1997 from that of 1996. The increase in these years resulted from additional depreciation on property acquisitions
(including those properties acquired in the Transaction and the Merger) and to a lesser extent, depreciation on development properties completed in 1998.
Further, during 1997 and 1996, dispositions of commercial and retail properties generally resulted in a higher depreciable base (and related depreciation expense) as the original cost basis plus the realized gain was reinvested.

 Interest expense

  Interest expense for the years ending December 31, 1998, 1997 and 1996 follows:

   Interest expense on
   debt:                         1998         1997         1996
   -------------------       ------------  -----------  -----------
   Interest on line of
    credit.................  $ 12,550,000  $ 5,750,000  $ 3,551,000
   Interest on unsecured
    senior notes...........    17,672,000    7,331,000    4,191,000
   Interest on mortgage
    loans payable..........    17,982,000    9,703,000    8,852,000
   Capitalized interest....   (12,606,000)  (1,178,000)    (269,000)
                             ------------  -----------  -----------
   Total interest expense..  $ 35,598,000  $21,606,000  $16,325,000
                             ============  ===========  ===========

  Year-end debt balances for the years ending December 31, 1998, 1997 and 1996 follows:

                                     December 31,  December 31,  December 31,
   Debt:                                 1998          1997          1996
   -----                             ------------  ------------  ------------
   Unsecured line of credit......... $264,000,000  $186,000,000  $124,000,000
   Unsecured senior notes...........  253,000,000   123,000,000    73,000,000
   Mortgage loans payable...........  235,146,000   232,367,000   114,985,000
                                     ------------  ------------  ------------
   Total debt....................... $752,146,000  $541,367,000  $311,985,000
                                     ============  ============  ============
   Weighted average interest rate
    for all debt at end of period...         6.98%         7.24%         7.16%
                                     ============  ============  ============

  Interest expense increased $13,992,000 to $35,598,000 in 1998 due to interest on the $130 million unsecured senior notes due 2013 issued in February 1998, borrowings on the line of credit to fund acquisitions of stabilized properties, a full year of interest on debt assumed and incurred in the Transaction of approximately $280,000,000 and a full year of interest on the $50 million unsecured notes due 2007 issued in June 1997. This amount was offset in part by a paydown of balances on the Company's credit facilities from the net proceeds of equity offerings in 1998 totaling approximately $56,000,000 and net proceeds from property sales of approximately $31,000,000. Further, the 1998 amount is net of capitalized interest related to construction in progress for eight communities acquired in the Transaction and five other properties purchased for development. The 1997 amount included a full year of interest on debt totaling $95,400,000 assumed in the Merger and interest on subsequent borrowings on the Company's line of credit used to fund the acquisition of stabilized multifamily properties. The 1997 interest expense was partially offset by the paydown of balances on the Company's line of credit using net proceeds from equity offerings in 1997 totaling approximately $109,900,000 and net proceeds from sales of investments in rental properties of approximately $105,318,000.

 General and administrative

  General and administrative costs were as follows for the years ended December 31, 1998, 1997 and 1996:

                                                Years ended December 31,
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
   General and administrative expenses..... $6,133,000  $4,301,000  $3,999,000
   As a percentage of total revenues.......        3.0%        3.1%        3.9%

  General and administrative expenses as a percentage of total revenues decreased .1% in 1998 as compared to 1997, although total revenues increased approximately 48%. This relatively small decrease is due to the efficiencies of administering a larger portfolio being offset in part by start-up costs in establishing new regional offices (the Company added new regions in connection with the Transaction) and the relocation of its corporate office. No such costs were incurred in 1997. The decrease in general and administrative costs as a percentage of revenues in 1997 compared to 1996 is due primarily to efficiencies in the administration of a larger portfolio with revenues 36% higher in 1997 compared to 1996.

 Provision for Litigation Loss

  In the third quarter of 1998, the Company recorded a provision for litigation loss of $2,400,000 in connection with a jury award and related legal expenses. The judgment is subject to appeal and stems from the separation of a former senior executive from the Company approximately two years prior. There was no such amount in 1997 or 1996.

 Net (Loss) Gain on Sales of Investments in Rental Properties

  In 1998, the net loss on sales of investments in rental properties was $1,859,000, primarily from the sale of the Park Glenn apartment community and three commercial and retail properties: Hawthorne Del Amo, Valencia Medical Center and Vista Village Shopping Center for a total gross sale price of approximately $17,300,000.

The net gain on sales in 1997 was $27,824,000, primarily due to the sale of the Villa Serra, Central, Santa Fe Springs and Hub properties for a total gross sale price of approximately $80,500,000. The net gain on sales in 1996 of approximately $52,825,000 was primarily due to the sale of the Westlake Village land-leased property and the 525 Almanor industrial warehouse property for a total sale price of approximately $64,300,000. Certain of these sales were structured as tax-deferred exchanges, with the proceeds applied toward new investments in apartment communities. As of December 31, 1998, the Company had gains on sales totaling approximately $146,000,000 which have been deferred for federal and state income tax purposes since the Company's organization in 1970.

 Minority Interest in Income

  Minority interest in income was $4,224,000 for the year ended December 31, 1998 due to the earnings attributable to the minority members of the Company's consolidated subsidiaries, up from $972,000 for the year ended December 31, 1997. This increase is primarily due to a full year of allocation of income to minority members in connection with the Transaction. There were no minority members in consolidated subsidiaries in the year ended December 31, 1996.

 Net Income

  Net income was $60,644,000, $76,197,000 and $89,839,000 for the years ended
December 31, 1998, 1997 and 1996, respectively. The decrease in the year ended 1998 as compared to 1997 and 1996 is due largely to the loss on the sale of investments in rental properties in 1998 and lower gains on sales of investments in rental properties in 1997. This decrease was offset in part by contributions to net income from properties acquired, primarily in the Transaction and the Merger.

Construction in Progress

 Transfers from Construction in Progress to Investments in Rental Properties

  Land acquisition, development, direct construction general and administrative overhead and carrying costs of properties under construction (or for which land was acquired for development) are capitalized and reported on the balance sheet line item "Construction in progress." The Company transfers the capitalized costs for each building in a community under construction to the balance sheet line item "Investments in rental properties-- Multifamily" once the building receives a final certificate of occupancy and is ready to lease. During the year, the following communities met these criteria for all buildings within the community (dollar amounts in thousands):

                                                                       Amount
Community Name                                    Location     Units Transferred
--------------                                 --------------- ----- -----------
Pinnacle Towne Center......................... Phoenix, AZ       350  $ 34,319
Pinnacle Canyon View.......................... Orem, UT          288    25,976
Pinnacle Terrace.............................. Chandler, AZ      300    23,354
Pinnacle Estates.............................. Albuquerque, NM   294    25,752
Pinnacle at High Resort....................... Rio Rancho, NM    301    25,678
Pinnacle at Hunters Glen...................... Thornton, CO      264    22,295
Pinnacle Mountain View........................ Clearfield, UT    324    25,714
                                                               -----  --------
Total Transfers...............................                 2,121  $183,088
                                                               =====  ========

 Construction in Progress

  The following table sets forth data with respect to the Company's six multifamily properties included in construction in progress at December 31, 1998. Completion of these properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. No assurance can be given that these properties will be completed or, if completed, that they will be completed by the estimated dates or for the estimated amounts set forth in the table below or that they will contain the number of proposed units set forth in the table below (dollar amounts in millions):

                                    Investment
                          Proposed   to Date    Estimated            Estimated
Property Name and          Number  December 31,  Cost to  Estimated  Completion
Location                  of Units     1998     Complete  Total Cost    Date
-----------------         -------- ------------ --------- ---------- ----------
Pinnacle at Flamingo
 West, (13)
 Las Vegas, NV...........    324      $27.2        $0.0      $27.2    1Q/1999
Pinnacle at Blue Ravine,
 Folsom, CA..............    260       10.5        12.5       23.0    2Q/1999
114 W. Adams, (14)
 Phoenix, AZ.............     93        5.4         8.1       13.5    3Q/1999
Pinnacle at MacArthur
 Place, (14)(15)
 Santa Ana, CA...........    346       15.3        40.0       55.3    1Q/2000
Pinnacle Sonata, (14)
 Bothell, WA.............    268       11.9        28.9       40.8    2Q/2000
Pinnacle Bellevue,
 (14)(15)
 Bellevue, WA............    248       12.7        24.6       37.3    4Q/2000
                           -----      -----      ------     ------
Total....................  1,539      $83.0      $114.1     $197.1
                           =====      =====      ======     ======

--------
(13) As of December 31, 1998, 312 of these units had been completed and the related costs are included in the balance sheet line item "Investments in rental properties-multifamily."
(14) As of December 31, 1998, the Company had not committed to significant construction contract obligations for these properties except for Pinnacle Sonata, where contracts have been executed for preliminary site preparation work.
(15) These projects consist of land owned by the Company where construction is ready to commence subject only to obtaining certain construction plans and permits and required financing. The Company expects to finance the development and construction of these communities through joint venture arrangements, or through its line of credit facility or other debt or equity sources, although there can be no assurance that such financing will be obtained.

 Impact of Inflation

  Over 97% of the Company's total revenues for 1998 were derived from apartment properties. Due to the short-term nature of most apartment leases (typically one year or less), the Company may seek to adjust rents to mitigate the impact of inflation upon renewal of existing leases or commencement of new leases, although there can be no assurance that the Company will be able to adjust rents in response to inflation. In addition, occupancy rates may also fluctuate due to short-term leases that permit apartment residents to leave at the end of each lease term at minimal cost to the resident.

 Year 2000 Considerations

  Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities.

  As of December 31, 1998, the Company had completed a project which replaced portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost for the Company's systems was approximately $200,000 and such costs were expensed according to the Company's existing policy. The Company completed the necessary software replacement largely using existing employees. The Company believes that with the conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

  At this time, no estimates can be made as to any potential adverse impact resulting from the failure of third parties, including tenants, vendors and financial institutions, to address Year 2000 issues. For example, to the extent payments, deposits and other transactions are not processed on a timely basis by financial institutions, the Company's ability to collect payments from tenants and/or make payments to its creditors could be adversely affected. The Company is dependent on such third parties to assess the impact of the Year 2000 issue on their systems and to take any necessary corrective action. However, as a component of its Year 2000 project, the Company is in the ongoing process of discussing Year 2000 compliance issues with its key vendors and service providers and is developing contingency plans, although there can be no assurance that these contingency plans will successfully avoid service interruption.

  Due to the complexity and pervasiveness of the Year 2000 issue and, in particular, the uncertainty regarding the compliance programs of third parties, no assurance can be given that these estimates will be achieved, and actual results could differ materially from those anticipated.

 Liquidity and Capital Resources

  At December 31, 1998, the Company's cash and cash equivalents totaled $2,057,000, down from $4,216,000 at the end of 1997. Borrowings under the Company's line of credit totaled $264,000,000 at December 31, 1998, compared to $186,000,000 at December 31, 1997. Drawings on the line of credit are available to pay dividends to shareholders and distributions to minority members, to fund capital improvements and operating expenses, as well as to fund property acquisitions and development. The Company typically reduces its outstanding balance on the line of credit with available cash balances.

  Borrowings of up to $400,000,000 are available under the Company's line of credit, with $136,000,000 available at December 31, 1998. The line of credit matures in August 2001 and bears interest at the lower of LIBOR plus .70% or a rate based on bids of the participating banks. Cost of the line of credit is 0.15% per annum on the total commitment amount.

  The Company had a total of $253,000,000 in unsecured indebtedness other than the line of credit at December 31, 1998, consisting of the following:

    - $73,000,000 of unsecured senior notes with an interest rate of 7.44% per annum as to $55,000,000 and 7.88% per annum as to $18,000,000.
       This indebtedness is to be repaid through scheduled principal payments in the years from 2000 to 2005;

    - $50,000,000 principal amount of unsecured senior notes due 2007, with an effective interest rate of approximately 7.8%; and

    - $130,000,000 principal amount of unsecured notes due 2013 issued in February 1998 with an effective interest rate of 7.3%.

  In addition, at December 31, 1998, the Company also had mortgage indebtedness totaling $235,146,000 at interest rates ranging from 5.5% to 9.3%, with remaining terms of from less than one to 30 years.

  For additional information regarding the Company's line of credit, unsecured senior notes payable and mortgage loans payable, including scheduled principal payments over the next five years, see Notes 5 and 6 to Notes to the Consolidated Financial Statements. Certain of the Company's indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. The Company was in compliance with all such financial covenants during the year ended December 31, 1998.

  The Company purchased seven completed apartment communities and one addition to an existing community totaling 1,597 units during the year ended December 31, 1998 for a gross purchase price of approximately $163 million. During this period, the Company also purchased five sites for development of an estimated 1,215 units for a gross purchase price of approximately $42 million. Further, the Company funded approximately $150 million for construction of communities under development in the year ended December 31, 1998. These acquisition and construction costs were funded by borrowings on the line of credit, the issuance of the $130 million of unsecured senior notes, equity offerings, proceeds from the sale of properties, the issuance of minority interest and the assumption of secured debt. Because of higher prices and corresponding declining rates of return on completed apartment communities in its targeted Western markets, the Company presently does not anticipate significant acquisitions of completed apartment communities in 1999.

  The Company intends to meet its short-term liquidity requirements through cash balances and cash flows provided by operations, borrowings on the unsecured line of credit and to a lesser extent, proceeds from asset sales. The Company believes that its cash flow and cash available from its line of credit will be sufficient to meet its liquidity needs during 1999, which include normal recurring expenses, debt service requirements, budgeted expenditures for improvements to certain properties, funding ongoing construction in progress and distributions required to maintain the Company's real estate investment trust qualification under the Code.

  However, the Company anticipates that it will continue to require outside sources of financing to meet its long-term liquidity needs beyond 1999, such as scheduled debt repayments, construction funding and property acquisitions. At December 31, 1998, the Company had committed to purchase approximately $65 million of multifamily communities (estimated to fund in the year 2000) and had an estimated cost of $114 million to complete existing construction in progress (funding estimated during 1999 and 2000). To facilitate the acquisition of public capital, the Company filed a universal shelf registration statement in March 1998 providing for the issuance of up to $750 million in equity, debt, preferred or convertible securities, of which approximately $700 million remains unused at December 31, 1998. In January 1999, the Company issued $50 million of 8% Series A Cumulative Redeemable Preferred Stock, reducing the amount available on the universal shelf registration to approximately $650 million. The proceeds from this issuance were used initially to pay down outstanding balances on the line of credit. The Company believes that public capital markets will not be, for the foreseeable future, as significant a source of funding as they have in the two years ended December 31, 1998. The Company is actively searching for other sources of possible funding, including joint ventures and secured construction debt. Further, the Company owns unencumbered real estate assets which could be sold or used as collateral for financing purposes (subject to certain lender restrictions) and has encumbered assets with significant equity which could be further encumbered should other sources of capital not be available.

  Substantially all of the properties acquired in the Transaction were held through BRE Property Investors LLC (the "Operating Company") and Blue Ravine Investors, LLC ("Blue Ravine"). Both the Operating Company and Blue Ravine are consolidated subsidiaries of the Company and Delaware limited liability companies. On December 31, 1998, Blue Ravine was merged into the Operating Company, whereupon the operating company units of Blue Ravine became operating company units ("OC Units") in the Operating Company. BRE is the sole managing member of the Operating Company and as of December 31, 1998 held approximately 74% of the outstanding OC Units. The remaining OC Units of the Operating Company are held by third parties as non-managing members. The OC Units held by holders other than the Company are exchangeable, at the option of the holders thereof, into common stock of the Company or, at the option of the Company, cash in an amount equal to the market value of such common stock at the time of the exchange. As of December 31, 1998, no OC Units have been exchanged. In connection with the Transaction, the Company, through the Operating Company, also acquired eight communities comprising approximately 2,445 units in various stages of construction. Between 209,198 and 627,594 OC Units (valued at between $6 million and $17 million using a value of $26.93 per OC Unit as provided for in the Contribution Agreement which governs the Transaction) are issuable in connection with the completion of certain budget and schedule objectives relating to these communities. As of December 31, 1998, 164,096 OC Units have been issued for three communities; a total of between 127,465 and 382,395 OC Units remain to be issued for the remaining five communities. Upon issuance, these OC Units will also be exchangeable into common shares of the Company on the same basis as other OC Units. There can be no assurance that these communities will be completed within the budget and time frame established.

  Under the terms of the limited liability company agreement governing the operations of the Operating Company (the "LLC Agreement"), the non-managing members are entitled to receive certain distributions of cash prior to the Company. If the Operating Company's cash available for distribution is not sufficient to permit such priority distributions, the Company is required to make certain capital contributions to the Operating Company. The Operating Company is also required to maintain certain debt service coverage, debt-to-asset and other financial ratios intended to protect the members' rights to receive priority distributions, and under the terms of the LLC Agreement, among other items, the properties owned by the Operating Company may not be sold in a taxable transaction without the consent of the non-managing members for up to ten years from the closing of the Transaction. The Operating Company has also guaranteed repayment of borrowings under the Company's $400 million line of credit.

DIVIDENDS

  A cash dividend has been paid to shareholders each quarter since the Company's inception in 1970. Dividends per share were $1.44 in 1998, $1.38 in 1997, and $1.33 in 1996. Total dividends paid to shareholders for the three years ended December 31, 1998, 1997 and 1996 were $62,138,000, $51,063,000 and
$39,849,000, respectively. Distributions to minority members were $4,189,000 in 1998 and $972,000 in 1997 respectively; there were no minority members in 1996.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Market risks relating to the Company's operations result primarily from changes in short-term LIBOR interest rates. The Company does not have any direct foreign exchange or other significant market risk.

  The Company's exposure to market risk for changes in interest rates relates primarily to the Company's unsecured line of credit. The Company primarily enters into fixed and variable rate debt obligations to support general corporate purposes, including acquisitions, capital expenditures and working capital needs. The Company continuously evaluates its level of variable rate debt with respect to total debt and other factors, including its assessment of the current and future economic environment. The Company did not have any derivative financial instruments at December 31, 1998, but has in previous years. In each of 1997 and 1998, the Company closed out treasury rate lock agreements in conjunction with the issuance of its $50 million unsecured senior notes due 2007 issued in June 1997 and $130 million unsecured senior notes due 2013 issued in February 1998. The purpose of these treasury rate lock agreements was to obtain what the Company considered advantageous pricing for future anticipated debt issuance.

  The fair values of BRE's financial instruments (including such items in the financial statement captions as cash and short-term investments, other assets, mortgage loans, accounts payable and other liabilities and unsecured line of credit) approximate their carrying or contract values based on their nature, terms, and interest rates which approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of the Company's mortgage loans payable and unsecured senior notes approximates their carrying value at December 31, 1998.

  The Company had $297,000,000 and $223,000,000 in variable rate debt outstanding at December 31, 1998 and 1997, respectively. A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $1,800,000 and $1,400,000, respectively, on the Company's earnings and cash flows based upon these year-end debt levels. The Company cannot predict the effect of adverse changes in interest rates on its variable rate debt and therefore its exposure to market risk, nor can there be any assurance that fixed rate long term debt will be available to the Company at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

  None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Executive Officers. See "Executive Officers of the Registrant" in Part I of this report.

(b) Directors. The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, relating to the Company's 1998 Annual Meeting of Shareholders, under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Securities and Exchange Commission within 120 days of December 31, 1998. A summary of the directors and their principal business for the last five years follows:

   John McMahan         Chairman of the Board of the Company. Managing
                        Principal, The McMahan Group, real estate strategic
                        management consultants, since 1996. President,
                        John McMahan Associates, Inc., a management consulting
                        firm, and McMahan Real Estate Securities, Inc., a real
                        estate investment firm, 1994 to 1996. President and
                        Chief Executive Officer, Mellon/McMahan Real Estate
                        Advisors, Inc., a real estate advisory firm, 1990-94.
   William E. Borsari   Chairman or President, The Walters Management Company,
                        a real estate asset management company, for more than
                        five years.
   Robert Fiddaman      Former board chairman of SSR Realty Advisors, a real
                        estate investment and management firm from 1996 to
                        1997. President and Chief Executive Officer of Metric
                        Realty in San Francisco from 1993 to 1996.
   L. Michael Foley     Principal, L. Michael Foley and Associates, real estate
                        and corporate consulting, since 1996. Senior Vice
                        President and Chief Financial Officer, Coldwell Banker
                        Corporation, 1995-1996. Chairman and Chief Executive
                        Officer, Sears Savings Bank, 1989-93. Senior Executive
                        Vice President, Coldwell Banker Real Estate Group,
                        Inc., 1986-93. Executive Vice President, Homart
                        Development Co., 1983-1993.
   Roger P. Kuppinger   Financial advisor to public and private companies,
                        since February 1994. Senior Vice President and Managing
                        Director, Sutro & Co., Inc., an investment banking
                        company, from 1969 to February 1994. Director, Realty
                        Income Corporation.
   Frank C. McDowell    President and Chief Executive Officer of the Company,
                        since June 1995. Chief Executive Officer and Chairman
                        of Cardinal Realty Services, Inc., 1992-95. Senior Vice
                        President, Head of Real Estate, First Interstate Bank
                        of Texas, 1988-92.
   Edward Mace          President and Chief Executive Officer of Fairmont
                        Hotels based in San Francisco since 1996. Midwest
                        regional director for management consulting for the
                        Real Estate Industry Group of KPMG Peat Marwick from
                        1994 to 1996. President and managing partner for
                        Lincoln Property Company of Europe from 1990 to 1994.
   Gregory M. Simon     Self employed as a private investor, since 1991. Senior
                        Vice President, H.F. Ahmanson & Co. and Home Savings of
                        America, from 1983 to 1991. Officer and Director,
                        Golden Orange Broadcasting, a privately held
                        corporation.
   Arthur G. von Thaden President and Chief Executive Officer of the Company
                        from 1970 to June 1995. Chief Executive Officer,
                        BankAmerica Realty Services, Inc., a real estate
                        investment advisory firm, from 1970 to 1987.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, relating to the Company's 1999 Annual Meeting of Shareholders, under the headings "Executive Compensation and Other Information" and "Board and Committee Meetings; Compensation of Directors," to be filed with the Securities and Exchange Commission within 120 days of December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

  The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, relating to the Company's 1999 Annual Meeting of Shareholders, under the heading "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission within 120 days of December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, relating to the Company's 1999 Annual Meeting of Shareholders, under the headings "Stock Loans" and "Employment Contracts and Termination of Employment and Change in Control Arrangements--Mr. McDowell--Stock Loan," to be filed with the Securities and Exchange Commission within 120 days of December 31, 1998.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

  1. Financial Statements:

      Report of Independent Auditors

      Consolidated Balance Sheets at December 31, 1998 and 1997

      Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

      Notes to Consolidated Financial Statements

  2. Financial Statement Schedule:

      Schedule III--Real Estate and Accumulated Depreciation

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

  3. See Index to Exhibits immediately following the Consolidated Financial Statements. Each of the exhibits listed is incorporated herein by reference.

(b) Reports on Form 8-K:

    None

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

                                          Bre Properties, Inc.

                                          By /s/ Frank C. McDowell
                                            -----------------------------------
                                                     Frank C. McDowell
                                               President and Chief Executive
                                                          Officer
Dated March 12, 1998

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Signature                       Title                   Dated

      /s/ Frank C. McDowell          President and Director     March 12, 1998
---------------------------------     (Principal Executive
        Frank C. McDowell             Officer)

      /s/ LeRoy E. Carlson           Executive Vice             March 12, 1998
---------------------------------     President (Principal
        LeRoy E. Carlson              Financial and
                                      Accounting Officer)

        /s/ John McMahan             Chairman and Director      March 12, 1998
---------------------------------
          John McMahan

     /s/ William E. Borsari          Director                   March 12, 1998
---------------------------------
       William E. Borsari

     /s/ Robert A. Fiddaman          Director                   March 12, 1998
---------------------------------
       Robert A. Fiddaman

      /s/ L. Michael Foley           Director                   March 12, 1998
---------------------------------
        L. Michael Foley

     /s/ Roger P. Kuppinger          Director                   March 12, 1998
---------------------------------
       Roger P. Kuppinger

       /s/ Edward E. Mace            Director                   March 12, 1998
---------------------------------
         Edward E. Mace

      /s/ Gregory M. Simon           Director                   March 12, 1998
---------------------------------
        Gregory M. Simon

    /s/ Arthur G. von Thaden         Director                   March 12, 1998
---------------------------------
      Arthur G. von Thaden

                        REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Directors of
BRE Properties, Inc.:

  We have audited the accompanying consolidated balance sheets of BRE Properties, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, cash flows and the related financial schedule for each of the three years in the period ended December 31, 1998. These financial statements and the related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the related financial schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRE Properties, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

San Francisco, California
January 15, 1999

                              BRE PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands, except per share data)

                                                            December 31,
                                                        ----------------------
                                                           1998        1997
                        ASSETS                          ----------  ----------
Investments in rental properties:
 Multifamily........................................... $1,610,461  $1,248,012
 Commercial and retail.................................      1,200      11,929
 Construction in progress..............................     65,958      84,202
 Less: Accumulated depreciation and amortization.......    (75,838)    (49,721)
                                                        ----------  ----------
                                                         1,601,781   1,294,422
Investments in limited partnerships....................        814       2,780
                                                        ----------  ----------
 Real estate portfolio.................................  1,602,595   1,297,202
Mortgage loans, net....................................      2,336       4,871
                                                        ----------  ----------
                                                         1,604,931   1,302,073

Cash and short-term investments........................      2,057       4,216
Funds held in escrow...................................        --       15,833
Other assets...........................................     23,928      19,776
                                                        ----------  ----------
  Total assets......................................... $1,630,916  $1,341,898
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage loans payable................................. $  235,146  $  232,367
Unsecured senior notes.................................    253,000     123,000
Unsecured line of credit...............................    264,000     186,000
Accounts payable and other liabilities.................     26,333      16,970
                                                        ----------  ----------
  Total liabilities....................................    778,479     558,337
                                                        ----------  ----------
Minority interest......................................     87,432      76,066
                                                        ----------  ----------
Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares
 authorized.
 No shares outstanding at December 31, 1998 or 1997....        --          --
Common stock, $.01 par value, 100,000,000 shares
 authorized.
 Shares issued and outstanding: 44,221,560 at December
  31, 1998; 41,738,704 at December 31, 1997............        443         417
Additional paid-in capital.............................    664,811     605,833
Accumulated net income in excess of cumulative
 dividends.............................................     99,751     101,245
                                                        ----------  ----------
   Total shareholders' equity..........................    765,005     707,495
                                                        ----------  ----------
   Total liabilities and shareholders' equity.......... $1,630,916  $1,341,898
                                                        ==========  ==========

                 See Notes to Consolidated Financial Statements

                              BRE PROPERTIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)

                                                    Years ended December 31,
                                                   ---------------------------
                                                     1998      1997     1996
                                                   --------  -------- --------
Revenue
Rental income:
 Multifamily...................................... $189,810  $122,936 $ 77,834
 Commercial and retail............................      996     5,742   15,301
Other income......................................   12,439     9,083    8,516
                                                   --------  -------- --------
  Total revenue...................................  203,245   137,761  101,651
                                                   --------  -------- --------
Expenses
Real estate expenses..............................   64,624    44,571   31,030
Provision for depreciation and amortization.......   27,763    17,938   13,283
Interest expense..................................   35,598    21,606   16,325
General and administrative........................    6,133     4,301    3,999
Provision for litigation loss.....................    2,400       --       --
                                                   --------  -------- --------
  Total expenses..................................  136,518    88,416   64,637
                                                   --------  -------- --------
Income before (loss) gain on sales of investments
 in rental properties and minority interest.......   66,727    49,345   37,014
Net (loss) gain on sales of investments in rental
 properties.......................................   (1,859)   27,824   52,825
                                                   --------  -------- --------
Income before minority interest...................   64,868    77,169   89,839
Minority interest in income.......................    4,224       972       --
                                                   --------  -------- --------
  Net Income...................................... $ 60,644  $ 76,197 $ 89,839
                                                   ========  ======== ========
Earnings per common share:
 Income excluding net (loss) gain on sales of
  investments in rental properties................ $   1.45  $   1.35 $   1.21
 Net (loss) gain on sales of investments in rental
  properties...................................... $  (0.04) $   0.78 $   1.73
                                                   --------  -------- --------
  Net income per common share..................... $   1.41  $   2.13 $   2.94
                                                   ========  ======== ========
Earnings per common share assuming dilution:
 Income excluding net (loss) gain on sales of
  investments in rental properties................ $   1.45  $   1.35 $   1.20
 Net (loss) gain on sales of investments in rental
  properties...................................... $  (0.04) $   0.76 $   1.72
                                                   --------  -------- --------
  Net income per common share--assuming dilution.. $   1.41  $   2.11 $   2.92
                                                   ========  ======== ========

                 See Notes to Consolidated Financial Statements

                              BRE PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                                Years ended December 31,
                                              -------------------------------
                                                1998       1997       1996
                                              ---------  ---------  ---------
Cash flows from operating activities:
Net income................................... $  60,644  $  76,197  $  89,839
Adjustments to reconcile net income to net
 cash generated by operating activities:
  Net (loss) gain on sales of investments in
   rental properties.........................     1,859    (27,824)   (52,825)
  Provision for depreciation and
   amortization..............................    27,763     17,938     13,283
  Provision for litigation loss..............     2,400        --         --
  Minority interest in income................     4,224        972        --
  Decrease (increase) in other assets........        63     (9,074)     1,522
  Increase (decrease) in accounts payable and
   other liabilities.........................       128      9,355     (3,932)
                                              ---------  ---------  ---------
Net cash flows generated by operating
 activities..................................    97,081     67,564     47,887
                                              ---------  ---------  ---------

Cash flows from investing activities:
  Multifamily communities acquired, net......  (149,638)  (152,700)  (230,967)
  Apartments and construction in progress
   purchased from TCRW.......................       --    (160,544)       --
  Decrease (increase) in funds held in
   escrow....................................    15,833    (15,833)       --
  Additions to construction in progress......  (179,568)    (9,813)       --
  Capital expenditures--multifamily..........    (3,553)    (1,542)      (748)
  Capital expenditures--commercial and
   retail....................................      (141)      (446)      (757)
  Rehabilitation expenditures................    (6,665)    (4,578)       --
  Mortgage loans receivable advanced.........       --      (5,950)    (4,268)
  Mortgage loans receivable repayments.......     2,535     10,795        279
  Proceeds from sales of property, net.......    30,900    105,318    104,379
                                              ---------  ---------  ---------
Net cash flows (used in) investing
 activities..................................  (290,297)  (235,293)  (132,082)
                                              ---------  ---------  ---------

Cash flows from financing activities:
  Principal payments on mortgage loans
   payable...................................    (5,833)    (2,736)    (1,450)
  Proceeds from issuance of unsecured senior
   notes.....................................   130,000     50,000        --
  Costs of issuance of unsecured senior
   notes.....................................    (3,787)    (3,746)       --
  Line of credit advances....................   386,000    240,500    127,300
  Line of credit principal repayments........  (308,000)  (178,500)   (21,500)
  Proceeds from equity offerings, net........    56,013    109,903        --
  Proceeds from exercises of stock options
   and dividend reinvestment plan............     2,991      8,375      3,821
  Distributions to minority members..........    (4,189)      (972)       --
  Dividends paid.............................   (62,138)   (51,063)   (39,849)
                                              ---------  ---------  ---------
Net cash flows generated by financing
 activities..................................   191,057    171,761     68,322
                                              ---------  ---------  ---------
(Decrease) increase in cash and short-term
 investments.................................    (2,159)     4,032    (15,873)
Balance at beginning of period...............     4,216        184     16,057
                                              ---------  ---------  ---------
Balance at end of period..................... $   2,057  $   4,216  $     184
                                              =========  =========  =========


                 See Notes to Consolidated Financial Statements

                              BRE PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                            1998         1997         1996
                                         -----------  -----------  -----------
COMMON STOCK SHARES
 Balance at beginning of year...........  41,738,704   32,879,741   21,941,730
 Issuance of shares pursuant to purchase
  transactions..........................         --     3,713,331   10,684,436
 Stock options exercised................     350,415      364,752      246,451
 Shares issued pursuant to dividend
  reinvestment plan.....................      12,926      101,951        7,124
 Issuance of shares pursuant to equity
  offerings.............................   2,119,515    4,678,929          --
                                         -----------  -----------  -----------
  Balance at end of year................  44,221,560   41,738,704   32,879,741
                                         ===========  ===========  ===========
COMMON STOCK
 Balance at beginning of year........... $       417  $       329  $       219
 Issuance of shares pursuant to purchase
  transactions..........................         --            37          107
 Stock options exercised................           5            4            3
 Issuance of shares pursuant to dividend
  reinvestment plan.....................         --             1          --
 Issuance of shares pursuant to equity
  offerings.............................          21           46          --
                                         -----------  -----------  -----------
  Balance at end of year................ $       443  $       417  $       329
                                         ===========  ===========  ===========
ADDITIONAL PAID-IN CAPITAL
 Balance at beginning of year........... $   605,833  $   387,674  $   212,908
 Issuance of shares pursuant to purchase
  transactions..........................         --        99,932      170,948
 Stock options exercised................       2,637        5,764        3,681
 Issuance of shares pursuant to dividend
  reinvestment plan                              349        2,606          137
 Issuance of shares pursuant to equity
  offerings.............................      55,992      109,857          --
                                         -----------  -----------  -----------
  Balance at end of year................ $   664,811  $   605,833  $   387,674
                                         ===========  ===========  ===========
ACCUMULATED NET INCOME IN EXCESS OF
 CUMULATIVE DIVIDENDS
 Balance at beginning of year........... $   101,245  $    76,111  $    26,121
 Net income for year....................      60,644       76,197       89,839
 Cash dividends paid: $1.44, $1.38 and
  $1.3295 per share for the years ended
  December 31, 1998, 1997 and 1996,
  respectively..........................     (62,138)     (51,063)     (39,849)
                                         -----------  -----------  -----------
  Balance at end of year................ $    99,751  $   101,245  $    76,111
                                         -----------  -----------  -----------
Total shareholders' equity.............. $   765,005  $   707,495  $   464,114
                                         ===========  ===========  ===========

                 See Notes to Consolidated Financial Statements

                             BRE PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company

  BRE Properties, Inc. ("BRE" or "the Company") is a self-administered real estate investment trust which owns and operates multifamily communities and other income-producing properties in the Western United States. At December 31, 1998, BRE's portfolio owned directly or through subsidiaries consisted of 88 properties, including 85 multifamily communities (aggregating 21,858 units), one commercial and retail property and two properties held in partnerships in which BRE is a limited partner. Of these properties, 37 were located in California, 24 in Arizona, nine in Washington, four in Nevada, five in Utah, four in New Mexico, three in Oregon and two in Colorado. Additionally, at December 31, 1998, there were six properties under development aggregating an estimated 1,539 units.

 Transaction with Trammell Crow Residential-West

  On November 18, 1997, BRE acquired 17 completed properties and eight development properties from certain entities of Trammell Crow Residential-West (the "Transaction") pursuant to a definitive agreement (the "Contribution Agreement"). BRE paid a total of approximately $160 million in cash and issued $100 million in common stock based on a stock price of $26.93 per share, as provided for in the Contribution Agreement. Additionally, certain entities received Operating Company Units ("OC Units") valued at $76 million in BRE Property Investors LLC (the "Operating Company"), a Delaware limited liability company and majority-owned subsidiary of BRE. The Operating Company also assumed approximately $120 million in debt. BRE is the sole managing member of the Operating Company and owned an approximate 74% interest therein at December 31, 1998. Substantially all of the properties acquired in the Transaction were held through the Operating Company and Blue Ravine Investors, LLC ("Blue Ravine"), both of which were formed by the Company for the purpose of acquiring properties in the Transaction. On December 31, 1998, Blue Ravine was merged into the Operating Company, whereupon the operating company units of Blue Ravine became OC Units in the Operating Company. The Operating Company continues to hold substantially all of the properties acquired in the Transaction.

  The OC Units held by non-managing members are included in minority interest in the Company's consolidated financial statements. After November 1998, non-managing members of the Operating Company can exchange their units for common stock of BRE on a 1:1 basis. The OC units held by holders other than the Company are exchangeable, at the option of the holders thereof, into common stock of the Company or, at the option of the Company, cash in an amount equal to the market value of such common stock at the time of the exchange. No OC Units have been exchanged for common stock as of December 31, 1998. The non-managing members are entitled to priority distributions regardless of the cash flow of the Operating Company. The Operating Company is also required to maintain certain financial ratios in order to protect the non-managing member's distributions. Further, the Company is restricted from selling assets of the Operating Company in a taxable sale for a period ranging from eight to ten years. The Operating Company has also guaranteed the repayment of the Company's $400 million line of credit.

  The Contribution Agreement also provided for an additional issuance of between 209,198 and 627,594 OC Units (valued between $6 million and $17 million at $26.93 per unit); the actual amount of OC Units to be issued is dependent upon the extent to which the development properties attain completion schedules and budget objectives. As of December 31, 1998, 164,096 OC Units have been issued and between 127,465 and 382,395 additional OC Units may be issued. All of the development properties have received certificates of occupancy as of December 31, 1998. As nearly all of the objectives have been met, the Company has recorded a liability of approximately $7 million at December 31, 1998 for its estimate of actual additional OC Units to be issued. This amount will be reclassified to minority interest once the OC Units are actually issued.

 Equity Offerings

  In July 1998, the Company issued 1,750,000 shares of common stock, for net proceeds of approximately $47 million. In April 1998, the Company issued 369,515 shares of common stock for net proceeds of approximately $9 million.

                             BRE PROPERTIES, INC.

 Debt Offering

  In February 1998, the Company issued $130 million in unsecured notes due 2013, with a coupon rate of 7.125% resulting, after related costs, in an effective rate of 7.3%.

2. Accounting Policies

 Consolidation

  The accompanying consolidated financial statements include the accounts of the Company, the Operating Company and other subsidiaries which hold title to individual properties. All significant intercompany balances and transactions have been eliminated in consolidation. Due to the Company's ability to control the Operating Company and other subsidiaries, such entities have been consolidated with the Company for financial reporting purposes.

 Rental property

  Rental property is recorded at cost less accumulated depreciation less an adjustment, if any, for impairment. Rental properties are evaluated for impairment when conditions indicate that the sum of expected future cash flows (undiscounted) from a rental property during the expected holding period may be less than its carrying value. Upon determination that such impairment has occurred, rental properties are reduced to fair value. There were no properties where an adjustment for impairment in value was made in 1998 or 1997. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which range from 35 to 45 years for buildings and 5 to 25 years for other property.

  Development projects are considered placed in service as certificates of occupancy are issued and the units become ready for occupancy.

 Real estate held for sale

  Real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

  In the normal course of business, BRE will receive offers for sale of its properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise which result in the withdrawal or rejection of the offer during this process. As a result, real estate is not classified as "held for sale" until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are currently under way. No properties were considered "held for sale" for this purpose as of December 31, 1998 or 1997.

 Rental expenses and capitalized costs

  For multifamily properties, costs of replacements, such as appliances, carpets and drapes, are expensed. For all properties, improvements and betterments that increase the value of the property or extend its useful life are capitalized.

 Cash and short-term investments

  BRE considers highly liquid short-term investments with initial maturities of three months or less to be cash equivalents. Funds held in escrow are designated for the completion of tax-deferred exchanges and accordingly

                             BRE PROPERTIES, INC.

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

 Deferred costs

  Included in Other assets are costs incurred in obtaining debt financing that are deferred and amortized over the terms of the respective debt agreements. Related amortization expense is included in interest expense (non-cash) in the accompanying consolidated statements of income. Net deferred financing costs included in Other assets in the accompanying balance sheets are $8,713,000 and $4,572,000 as of December 31, 1998 and 1997, respectively, the increase primarily due to costs related to the $130 million unsecured notes issued in 1998.

 Income taxes

  BRE has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended ("the Code"). As a result, BRE will not be subject to federal taxation at the corporate level to the extent it distributes, annually, at least 95% of its REIT taxable income, as defined by the Code, to its shareholders and satisfies certain other requirements. In addition, the states in which BRE owns and operates real estate properties have provisions equivalent to the federal REIT provisions. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.

 Net (loss) gain on sales of investments in rental properties

  Sales are generally recorded at the close of escrow or after title has been transferred to the buyer and after appropriate payments have been received and other criteria met.

 Fair value of financial instruments

  The fair values of BRE's financial instruments (including such items in the financial statement captions as cash and short-term investments, other assets, mortgage loans, accounts payable and other liabilities and unsecured line of credit) approximate their carrying or contract values based on their nature, terms, and interest rates which approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of the Company's mortgage loans payable and unsecured senior notes approximates their carrying value at December 31, 1998.

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

                             BRE PROPERTIES, INC.

 Descriptive Information About Reportable Segments

  BRE adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") in the fourth quarter of 1998. Statement 131 requires certain descriptive information to be provided about an enterprise's reportable segments. BRE has determined that it has one operating and reportable segment, multifamily communities, which comprised 98% of BRE's assets and 97% of its revenues as of and for the year ended December 31, 1998. All multifamily communities owned by the Company are located in the Western United States, in three general markets which it defines as Coastal, Desert and Mountain states.

  BRE's business focus is the ownership and operation of multifamily communities and it evaluates performance and allocates resources primarily based on the net operating income ("NOI") of an individual multifamily community. NOI is defined by the Company (and generally by the real estate industry) as the excess of all revenue generated by the community (primarily rental revenue) less direct operating expenses (primarily, but not limited to, payroll, property taxes, insurance and maintenance expense). Accordingly, NOI excludes depreciation, capitalized expenditures and interest expense. NOI from multifamily communities totaled $134 million, $83 million and $50 million for the years ended December 31, 1998, 1997, and 1996, respectively. All other segment measurements are presently disclosed in the accompanying consolidated balance sheets and Notes to Consolidated Financial Statements.

  All revenues are from external customers and there are no revenues from transactions with other segments, as the only activity outside operating apartments is the ownership of one parcel of commercial land. There are no tenants which contributed 10% or more of BRE's total revenues in 1998, 1997 or 1996. Interest income is not separately reported as it is immaterial. Interest expense on debt is not allocated to individual properties, even if such debt is secured. Further, minority interest in consolidated subsidiaries is not allocated to the related properties. There is no provision for income tax as the Company is organized as a REIT under the Code.

3. Investments in Rental Properties and Construction in Progress

  Investments in rental properties consist of the following:

                                                   Commercial
   December 31, 1998                Multifamily    and Retail       Total
   -----------------                -----------    ----------       -----
   Land........................... $  315,505,000  $ 1,200,000  $  316,705,000
   Improvements...................  1,294,956,000          --    1,294,956,000
                                   --------------  -----------  --------------
     Subtotal.....................  1,610,461,000    1,200,000   1,611,661,000
   Accumulated depreciation.......    (75,838,000)         --      (75,838,000)
                                   --------------  -----------  --------------
     Total........................ $1,534,623,000  $ 1,200,000  $1,535,823,000
                                   ==============  ===========  ==============
                                                   Commercial
   December 31, 1997                Multifamily    and Retail       Total
   -----------------                -----------    ----------       -----
   Land........................... $  245,892,000  $ 4,599,000  $  250,491,000
   Improvements...................  1,002,120,000    7,330,000   1,009,450,000
                                   --------------  -----------  --------------
     Subtotal.....................  1,248,012,000   11,929,000   1,259,941,000
   Accumulated depreciation.......    (49,483,000)    (238,000)    (49,721,000)
                                   --------------  -----------  --------------
     Total........................ $1,198,529,000  $11,691,000  $1,210,220,000
                                   ==============  ===========  ==============

                             BRE PROPERTIES, INC.

  An analysis of construction in progress follows:

   Balance, December 31, 1997.................................. $  84,202,000
   Additions to projects under construction at December 31,
    1997.......................................................   124,003,000
   Capitalized interest........................................    12,606,000
   Projects started in 1998....................................    54,213,000
   Transfers of construction in progress to investments in
    rental properties-multifamily..............................  (209,066,000)
                                                                -------------
   Balance, December 31, 1998.................................. $  65,958,000
                                                                =============

  The future minimum lease payments to be received from commercial and retail lessees under operating leases at December 31, 1998 are immaterial.

  As of December 31, 1998, the Company had commitments to acquire two multifamily communities with a total estimated acquisition cost of approximately $65,000,000. The Company expects the commitments will be funded in calendar year 2000. There can be no assurance that these communities will be acquired, or will be acquired for the estimated cost indicated.

  During the years ended December 31, 1998 and 1997, approximately $7,000,000 and $18,000,000, respectively, of taxable gain (unaudited) was deferred under
Section 1031 of the Code for certain properties sold. BRE's carrying value of its assets exceeded the tax basis by approximately $146,000,000 (unaudited) at December 31, 1998.

4. Mortgage Loans Receivable

  BRE has various mortgage loans and notes receivable to be paid in monthly installments through 2008. The notes bear interest at rates ranging from 8.0% to 10.5%. Amounts remaining due to BRE at December 31, 1998 and 1997 aggregate $2,628,000 and $5,960,000, respectively. The allowance for possible investment losses was $292,000 and $1,089,000 as of December 31, 1998 and 1997,
respectively. All loans are secured by real estate.

5. Line of Credit and Unsecured Senior Notes

  As of December 31, 1998, BRE had an unsecured line of credit for up to $400,000,000, expiring in August 2001. Borrowings totaled $264,000,000 at December 31, 1998 and $186,000,000 at December 31, 1997. The interest rate is variable and the average interest rate was approximately 6.3% and 6.6% for the years ended December 31, 1998 and 1997, respectively. During 1998, the Company replaced two lines of credit totaling $300,000,000 for the current $400,000,000 line of credit.

  As of December 31, 1998, there were $253,000,000 in unsecured senior notes outstanding with an average fixed interest rate of 7.5% with interest only due through 1999. Included in this effective interest rate is the amortization of the costs related to the issuance of the $50 million unsecured notes due 2007 and the $130 million unsecured notes due 2013. These unsecured notes are to be repaid through scheduled principal payments from 2000 through 2005, 2007 and 2013.

  The line of credit and unsecured senior note agreements contain various covenants which include, among other factors, tangible net worth and requirements to maintain certain financial ratios. BRE was in compliance with such financial covenants as of December 31, 1998.

                             BRE PROPERTIES, INC.

6. Mortgage Loans Payable

  BRE has acquired certain investments in rental properties which are subject to existing mortgage loans payable and has obtained mortgage loans on other investments in rental properties. The following data pertain to mortgage loans payable at December 31, 1998 and 1997, respectively:

                                                           December 31,
                                                     -------------------------
                                                         1998         1997
                                                     ------------ ------------
   Mortgage loans payable........................... $235,146,000 $232,367,000
   Cost of investments in real estate securing
    mortgage loans payable.......................... $401,850,000 $332,392,000
   Annual principal and interest payments........... $ 20,400,000 $ 24,900,000
   Remaining terms of mortgage loans payable........   1-30 years   1-31 years
   Interest rates on fixed rate mortgages...........    6.5%-9.3%    6.5%-9.3%

  Included in the $235,146,000 mortgage loans payable is $33,172,000 of tax-exempt debt with a variable interest rate, which was 4.2% at December 31, 1998. The effective interest rate on this debt is 5.5% which includes amortization of related fees and costs. Interest on all other mortgage loans is fixed.

  During 1998, the Company assumed $8,612,000 in mortgages in connection with the acquisition of two communities.

  Scheduled principal payments required on the line of credit, unsecured senior notes payable and mortgage loans payable for the next five years and thereafter are as follows:

   1999............................................................ $  7,121,000
   2000............................................................   47,054,000
   2001............................................................  277,043,000
   2002............................................................   41,104,000
   2003............................................................   28,990,000
   Thereafter......................................................  350,834,000
                                                                    ------------
     Total......................................................... $752,146,000
                                                                    ============

  Interest expense on mortgage loans and unsecured senior notes including amortization of related costs aggregated $35,654,000, $17,034,000 and $13,034,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Capitalized interest was $12,606,000, $1,178,000 and $269,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Excluding capitalized interest, interest expense exceeded cash paid for interest by approximately $1,300,000 in 1998; this difference was immaterial in 1997 and 1996.

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

                             BRE PROPERTIES, INC.

 Employee Plan

  The 1984 and 1992 Stock Option Plans ("Plans") provide for the issuance of Incentive Stock Options, Non-Qualified Stock Options and Restricted Shares. The maximum number of shares that may be issued under the Plans is 2,350,000. The option price may not be less than the fair market value of a share on the date that the option is granted and the options generally vest over five years. During 1998, certain key employees were allowed to exercise options with a reload. During 1998, 186,374 such reload grants were made. Changes in options outstanding during the years ended December 31, 1998, 1997 and 1996 were as follows:

                                              Years ended December 31,
                          -----------------------------------------------------------------
                                  1998                  1997                  1996
                          --------------------- --------------------- ---------------------
                                       Weighted              Weighted              Weighted
                                       average               average               average
                             Shares    exercise    Shares    exercise    Shares    exercise
                          under option  price   under option  price   under option  price
                          ------------ -------- ------------ -------- ------------ --------
Balance at beginning of
 period.................     864,200    $20.96     752,600    $16.90     668,200    $15.62
Granted.................     852,424    $26.72     397,500    $25.87     354,000    $18.13
Exercised...............    (208,095)   $19.04    (236,700)   $16.89    (259,100)   $15.27
Canceled................     (63,350)   $24.29     (49,200)   $21.14     (10,500)   $17.18
                           ---------              --------              --------
  Balance at end of
   period...............   1,445,179    $24.29     864,200    $20.96     752,600    $16.90
                           =========              ========              ========

Exercisable.............     266,005    $18.79     319,600    $16.59     438,766    $16.04
Shares available for
 granting future
 options................       2,601               755,936               105,436
Weighted average
 estimated fair value of
 options granted during
 the year...............                $ 3.14                $ 3.23                $ 3.66

  At December 31, 1998, the exercise price of shares under option ranged from $12.97 to $28.06, with a weighted average exercise price of $24.29. The exercise price of all options granted in the years ended December 31, 1998, 1997 and 1996 was equal to the market price on the date of grant. Expiration dates range from 1999 through 2008 and the weighted average remaining contractual life of these options is 8.10 years. Stock options were exercised during 1998 on options originally granted from $12.97 to $26.88. At December 31, 1998, there were 6,800 restricted shares outstanding under the Plans.

  In addition to the options granted under the Plans, an option for 100,000 shares (at $15.32 per share) is held by the President and Chief Executive Officer. During 1998, 33,334 such options were exercised for $15.32 per share and 66,666 options remain outstanding at December 31, 1998. This option was registered with the Securities and Exchange Commission on a Form S-8 and is not part of the Plans. This option had a fair value of $2.28 per share in 1995, the year of the grant. In conjunction with the 1996 merger with Real Estate Investment Trust of California ("RCT"), options on 381,900 BRE shares equivalent to options previously granted under the RCT plan were issued to officers with exercise prices ranging from $11.41 to $14.70. During 1998, 233,981 of these options were exercised at prices ranging from $11.41 to $14.70 and a total of 81,919 options remain outstanding at December 31, 1998.

 Broad Based Plan

  On November 16, 1998, the Company adopted a "Broad Based" stock option plan as provided for under the rules of the New York Stock Exchange. This plan is similar to the Plans described above and provides for the issuance of up to 750,000 shares. No options have been granted under this plan as of December 31, 1998.

                             BRE PROPERTIES, INC.

 Direct stock purchase and Dividend Reinvestment Plan

  In 1996, the Company instituted a direct stock purchase and dividend reinvestment plan (the "DRIP") in which shareholders may purchase either newly issued or previously issued shares. The total amount of shares authorized under the DRIP is 1,500,000; from inception through December 31, 1998, 122,001 new shares have been issued.

 Non-Employee Director Stock Option Plan

  The Amended and Restated Non-Employee Director Stock Option Plan provides for the issuance of 25,000 Non-Qualified Stock Options per year to each non-employee member of the Board of Directors and an additional 25,000 shares to the Chairman of the Board of Directors. Additionally, up to 8,000 stock options may be granted to each non-employee director for committee membership and or chairmanship. This plan has a reload provision which granted an additional 100,305 options in 1998. The maximum number of shares that may be issued under this plan is 1,550,000 which was increased by 750,000 in 1998. As with the Plans, the option price may not be less than the fair market value of a share on the date the option is granted. Changes in options outstanding for the years ended December 31, 1998, 1997 and 1996 were:

                                              Years ended December 31,
                          -----------------------------------------------------------------
                                  1998                  1997                  1996
                          --------------------- --------------------- ---------------------
                                       Weighted              Weighted              Weighted
                                       average               average               average
                             Shares    exercise    Shares    exercise    Shares    exercise
                          under option  price   under option  price   under option  price
                          ------------ -------- ------------ -------- ------------ --------
Balance at beginning of
 period.................     600,000    $21.92    420,000     $18.71    195,000     $16.48
Granted.................     381,305    $25.25    240,000     $26.82    225,000      20.63
Exercised...............    (174,349)   $17.61    (60,000)    $18.97        --         --
Canceled................     (10,752)   $27.80        --         --         --         --
                            --------              -------               -------
  Balance at end of
   period...............     796,204    $24.38    600,000     $21.92    420,000     $18.71
                            ========              =======               =======

Exercisable.............     527,723    $24.10    445,828     $19.94    244,999     $17.18
Shares available for
 granting future
 options................     602,672              140,000               380,000
Weighted average
 estimated fair value of
 options granted during
 the year...............                $ 2.84                $ 3.64                $ 4.17

  At December 31, 1998, the exercise prices of shares under option ranged between $15.25 and $27.88, with expiration dates from 2004 to 2008. The exercise price of all options granted in the years ended December 31, 1998, 1997 and 1996 was equal to the market price on the date of grant. The options vest ratably over one year except for options granted pursuant to a reload which vest 100% after 18 months from the date of the grant. The weighted average remaining contractual life of these options is 8.5 years.

                             BRE PROPERTIES, INC.

  Pro forma information regarding net income and earnings per share required by Statement 123 has been determined as if BRE had accounted for the employee and non-employee director stock options granted only in the years ended December 31, 1998, 1997 and 1996 under the fair value method of that Statement. The impact on the years ended December 31, 1998, 1997 and 1996 of options granted prior to 1996 has been excluded from this presentation. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 1998, 1997 and 1996:

                                                    Years ended December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
   Risk-free interest rate........................     5.50%     6.12%     7.12%
   Dividend yield.................................     5.70%     5.70%     5.60%
   Volatility.....................................      .18       .18       .26
   Weighted average option life...................  7 Years   7 years   9 years

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. BRE's pro forma information, as if the Company had adopted Statement 123 as discussed above, follows:

                                                Years ended December 31,
                                           -----------------------------------
                                              1998        1997        1996
                                           ----------- ----------- -----------
   Pro forma net income................... $58,474,000 $74,721,000 $88,720,000
   Pro forma earnings per share........... $      1.36 $      2.09 $      2.91
   Pro forma earnings per share assuming
    dilution.............................. $      1.36 $      2.07 $      2.88

  The effect of the application of Statement 123 is not necessarily representative of the effect on net income for future years.

8. Shareholder Rights

  On August 14, 1989, the Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each share of BRE's Common Stock outstanding on September 7, 1989, representing approximately 15,800,000 shares. The Rights entitle holders to purchase, under certain conditions, shares of Common Stock at a cash purchase price of $45.00 per share, subject to adjustment. The Rights may also, under certain conditions, entitle the holders to receive Common Stock, or other consideration, having a value equal to two times the exercise price of each Right. The Rights are redeemable by BRE at a price of $.005 per Right. If not so redeemed, the Rights expire on September 7, 1999.

                             BRE PROPERTIES, INC.

9. Earnings per Share

  The following table sets forth the computation of basic and diluted earnings per share with respect to income from continuing operations:

                                          1998         1997          1996
                                      ------------ ------------  ------------
Numerator:
 Net income.......................... $ 60,644,000 $ 76,197,000  $ 89,839,000
 Less adjustment for (loss) gain on
  sales of investments in rental
  properties available to common
  shareholders.......................    1,859,000  (27,824,000)  (52,825,000)
                                      ------------ ------------  ------------
Numerator for basic earnings per
 share income from continuing
 operations available to common
 shareholders........................   62,503,000   48,373,000    37,014,000

Effect of dilutive securities:
 Minority interest in Operating
  Company............................    4,126,000      972,000           --
                                      ------------ ------------  ------------
Numerator for diluted earnings per
 share............................... $ 66,629,000 $ 49,345,000  $ 37,014,000
                                      ============ ============  ============

Denominator:
 Denominator for basic earnings per
  share--weighted average
  shares.............................   42,940,000   35,750,000    30,520,000
 Effect of dilutive securities:
  Employee stock options.............      330,000      570,000       270,000
  Weighted average convertible
   operating company units...........    2,840,000      290,000           --
                                      ------------ ------------  ------------
 Dilutive potential common shares....    3,170,000      860,000       270,000
                                      ------------ ------------  ------------
 Denominator for diluted earnings per
  share adjusted for weighted average
  shares and assumed conversion......   46,110,000   36,610,000    30,790,000
                                      ============ ============  ============
 Basic earnings per share excluding
  (loss) gains on sale............... $       1.45 $       1.35  $       1.21
                                      ============ ============  ============
 Diluted earnings per share excluding
  (loss) gains on sale............... $       1.45 $       1.35  $       1.20
                                      ============ ============  ============

10. Retirement Plan

  BRE has a defined contribution retirement plan covering all employees with more than six months of continuous full-time employment. In addition to employee elective deferrals, in 1998, BRE contributed up to 3% of the employee's compensation up to $4,500 per employee. From March 16, 1996 to December 31, 1997, BRE's contribution was limited to 1.5% of the participating employee's salary. BRE contributed an amount equal to 10% of the compensation expense of participating employees until March 15, 1996. The amounts contributed by BRE were $197,000, $63,000 and $78,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

11. Related Party Transactions

  Certain executives of BRE have purchased stock, the consideration for which was interest-bearing recourse loans. The loans may be forgiven in whole or in part upon the achievement of certain performance goals for BRE related to growth in assets, funds from operations and stock price. A portion of the loans expected to be forgiven are expensed currently as compensation. At December 31, 1998, the carrying amount of the loans was $2,390,000. The amounts of such loans expected to be forgiven and treated as compensation expense were $370,000, $151,000 and $128,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                             BRE PROPERTIES, INC.

12. Litigation

  BRE is defending various claims and legal actions that arise from its normal course of business, including certain environmental actions. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions will have a material adverse effect on BRE's results of operations or financial position.

  In the third quarter of 1998, the Company recorded a provision for litigation loss of $2,400,000 in connection with a jury award and related legal expenses. The judgment is subject to appeal and stems from the separation of a former senior executive from the Company in 1996.

13. Supplemental Financial Data

  Quarterly financial information (unaudited) follows:

                                         Year ended December 31, 1998
                            -------------------------------------------------------
                            Quarter ended Quarter ended Quarter ended Quarter ended
   (amounts in thousands,     March 31       June 30    September 30   December 31
   except per share data)   ------------- ------------- ------------- -------------
   Revenues................    $47,413       $49,231       $52,750       $53,851
   Income before (loss)
    gain on sales..........    $14,967       $15,787       $14,318       $17,431
   Net income..............    $14,142       $15,741       $14,116       $16,645
   Net income per share:
     Income before (loss)
      gain on sales........    $  0.36       $  0.37       $  0.33       $  0.39
     Net income............    $  0.34       $  0.37       $  0.32       $  0.38
   Net income per share--
    assuming dilution:
     Income before (loss)
      gain on sales........    $  0.36       $  0.37       $  0.33       $  0.39
     Net income............    $  0.34       $  0.37       $  0.32       $  0.38

                                         Year ended December 31, 1997
                            -------------------------------------------------------
                            Quarter ended Quarter ended Quarter ended Quarter ended
   (amounts in thousands,     March 31       June 30    September 30   December 31
   except per share data)   ------------- ------------- ------------- -------------
   Revenues................    $31,727       $32,206       $33,878       $39,950
   Income before (loss)
    gain on sales..........    $10,942       $11,676       $12,986       $12,769
   Net income..............    $10,942       $37,279       $15,543       $12,433
   Net income per share:
     Income before (loss)
      gain on sales........    $  0.33       $  0.34       $  0.35       $  0.33
     Net income............    $  0.33       $  1.06       $  0.42       $  0.32
   Net income per share--
    assuming dilution:
     Income before (loss)
      gain on sales........    $  0.33       $  0.34       $  0.35       $  0.33
     Net income............    $  0.32       $  1.06       $  0.41       $  0.32

  For the years ended December 31, 1998, 1997 and 1996, the federal income tax components of the Company's dividends are as follows (unaudited):

                                            28%     20%   Unrecaptured
                                 Ordinary Capital Capital Section 1250 Return of
                                  Income   Gain    Gain       Gain      Capital
                                 -------- ------- ------- ------------ ---------
   December 31, 1998............   83%       --      4%        2%         11%
   December 31, 1997............   83%      13%      2%        2%          0%
   December 31, 1996............   92%       1%      --        --          7%

                             BRE PROPERTIES, INC.

14. Subsequent Event (Unaudited)

  On January 29, 1999, the Company issued 2,000,000 shares of 8 1/2% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") at a price of $25.00 per share. The net proceeds from this equity issuance were used to pay down outstanding balances on the Company's line of credit. On March 4, 1999, pursuant to the underwriter's overallotment option, the Company issued an additional 150,000 shares of the Series A Preferred Stock at a price of $25.00 per share. The net proceeds were also used to pay down outstanding balances on the Company's line of credit.

                             BRE PROPERTIES, INC.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                        INITIAL COST TO COMPANY
                                                    --------------------------------
                                                                            COSTS
                                                                         CAPITALIZED
                                          DATES                          SUBSEQUENT  DEPRECIABLE
                                        ACQUIRED/           BUILDINGS &      TO        LIVES-
NAME                    LOCATION       CONSTRUCTED   LAND   IMPROVEMENTS ACQUISITION    YEARS
----               ------------------- ------------ ------- ------------ ----------- -----------
APARTMENTS
Sharon Green       Menlo Park, CA      1971/1970    $ 1,250   $  5,770     $  624         45
Verandas           Union City, CA      1993/1989      3,233     12,932        378         40
Foster's Landing   Foster City, CA     1996/1987     11,742     47,846         22         40
Promontory Point   San Ramon, CA       1996/1992      8,724     34,895        195         40
Redhawk Ranch      Fremont, CA         1997/1995     11,747     47,082         90         40
Lakeshore Landing  San Mateo, CA       1997/1988      8,548     34,228        125         40
Deer Valley *      San Rafael, CA      1997/1996      6,042     24,169         39         40
Blue Rock I *      Vallejo, CA         1997/1986      3,417     13,672        129         40
Blue Rock II *     Vallejo, CA         1997/1988      3,419     13,680        105         40
                                                    -------   --------     ------
 SAN FRANCISCO
 BAY AREA                                           $58,122   $234,274     $1,707
                                                    =======   ========     ======
Montanosa          San Diego, CA       1992/1989-90 $ 6,005   $ 24,065     $  590         40
Lakeview Village   Spring Valley, CA   1996/1985      3,977     15,910        293         40
Terra Nova Villas  Chula Vista, CA     1994/1985      2,925     11,699        266         40
Cimmaron           San Diego, CA       1993/1985      1,899      7,517        216         40
Hacienda           San Diego, CA       1993/1985      1,979      8,027         28         40
Westpark           San Diego, CA       1993/1985        990      3,949         72         40
Canyon Villa       Chula Vista, CA     1996/1981      3,064     12,258        494         40
Winchester         San Diego, CA       1994/1987      1,482      5,928         44         40
Countryside
Village            El Cajon, CA        1996/1989      1,002      4,007         90         40
Cambridge Park *   San Diego, CA       1998/1998      7,627     30,521        --          40
                                                    -------   --------     ------
 SAN DIEGO                                          $30,950   $123,881     $2,093
                                                    =======   ========     ======
Windrush           Colton, CA          1996/1985    $ 3,747   $ 14,989     $  144         40
Village Green      La Habra, CA        1972/1971        372      2,763        430         45
Candlewood North   Northridge, CA      1996/1964-95   2,110      8,477         99         40
The Summit         Chino, CA           1996/1989      1,839      7,354        157         40
Sycamore Valley    Fountain Valley, CA 1996/1969      4,617     18,691      1,007         40
Parkside Village
*                  Riverside, CA       1997/1987      3,417     13,674         52         40
Parkside Court *   Santa Ana, CA       1997/1987      2,013      8,632        155         40
Parkside Terrace
*                  Santa Ana, CA       1997/1986      3,016     12,180         82         40
The Arbors at
Warner Center      Woodland Hills, CA  1998/1994      4,718     19,375        --          40
                                                    -------   --------     ------
 LOS
 ANGELES/ORANGE
 COUNTY                                             $25,849   $106,135     $2,126
                                                    =======   ========     ======
                   GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1998
                   --------------------------------------------------
                           BUILDINGS &           ACCUMULATED  ENCUMB-
NAME                LAND   IMPROVEMENTS  TOTAL   DEPRECIATION RANCES
----               ------- ------------ -------- ------------ -------
APARTMENTS
Sharon Green       $ 1,250   $  6,394   $  7,644   $( 3,445)  $18,234
Verandas             3,233     13,310     16,543     (1,840)   11,605
Foster's Landing    11,742     47,868     59,610     (2,667)
Promontory Point     8,724     35,090     43,814     (1,747)
Redhawk Ranch       11,747     47,172     58,919     (1,960)
Lakeshore Landing    8,548     34,353     42,901     (1,140)
Deer Valley *        6,042     24,208     30,250       (680)
Blue Rock I *        3,417     13,801     17,218       (384)   12,733
Blue Rock II *       3,419     13,785     17,204       (384)   11,200
                   ------- ------------ -------- ------------ -------
 SAN FRANCISCO
 BAY AREA          $58,122   $235,981   $294,103   $(14,247)  $53,772
                   ======= ============ ======== ============ =======
Montanosa          $ 6,005   $ 24,655   $ 30,660   $ (3,633)  $16,456
Lakeview Village     3,977     16,203     20,180     (1,114)
Terra Nova Villas    2,925     11,965     14,890     (1,398)    9,240
Cimmaron             1,899      7,733      9,632     (1,006)   12,451
Hacienda             1,979      8,055     10,034     (1,048)      **
Westpark               990      4,022      5,012       (524)      **
Canyon Villa         3,064     12,752     15,816       (866)
Winchester           1,482      5,972      7,454       (707)
Countryside
Village              1,002      4,097      5,099       (351)
Cambridge Park *     7,627     30,521     38,148       (127)
                   ------- ------------ -------- ------------ -------
 SAN DIEGO         $30,950   $125,975   $156,925   $(10,774)  $38,147
                   ======= ============ ======== ============ =======
Windrush           $ 3,747   $ 15,133   $ 18,880   $ (1,049)
Village Green          372      3,193      3,565     (1,858)
Candlewood North     2,110      8,576     10,686       (602)
The Summit           1,839      7,511      9,350       (515)
Sycamore Valley      4,617     19,698     24,315     (1,110)
Parkside Village
*                    3,417     13,726     17,143       (384)  $ 8,957
Parkside Court *     2,013      8,787     10,800       (241)    7,983
Parkside Terrace
*                    3,016     12,262     15,278       (342)    9,495
The Arbors at
Warner Center        4,718     19,375     24,093       (236)
                   ------- ------------ -------- ------------ -------
 LOS
 ANGELES/ORANGE
 COUNTY            $25,849   $108,261   $134,110   $ (6,337)  $26,435
                   ======= ============ ======== ============ =======

                             BRE PROPERTIES, INC.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998
                         (Dollar amounts in thousands)

                                                         Initial Cost to Company
                                                     --------------------------------
                                                                             Costs
                                                                          Capitalized
                                                                          Subsequent  Depreciable
                                     Dates Acquired/         Buildings &      to        Lives-
Name                   Location        Constructed    Land   Improvements Acquisition    Years
----              ------------------ --------------- ------- ------------ ----------- -----------
APARTMENTS
Selby Ranch       Sacramento, CA        1986/1971-74 $ 2,660   $ 18,340     $  778         40
Hazel Ranch       Fair Oaks, CA            1996/1985   2,471      9,885        159         40
Canterbury Downs  Roseville, CA            1996/1993   2,297      9,190         64         40
Shaliko           Rocklin, CA              1996/1990   2,049      8,198         77         40
Rocklin Gold      Rocklin, CA              1996/1990   1,558      6,232         45         40
Quail Chase       Folsom, CA               1996/1990   1,303      5,211        115         40
Arbor Point       Rancho Cordova, CA       1997/1988   1,814      7,256        141         40
Overlook at Blue
Ravine *          Folsom, CA               1997/1991   6,050     24,203        287         40
                                                     -------   --------     ------
 Sacramento                                          $20,202   $ 88,515     $1,666
                                                     =======   ========     ======
Scottsdale Cove   Scottsdale, AZ     1991-94/1992-94 $ 3,243   $ 14,468     $  335         40
Fairway Cross-
ings              Phoenix, AZ              1996/1985   3,657     14,629         82         40
Newport Landing   Glendale, AZ       1995-96/1987-96   4,467     18,171        405         40
Posada Del Este   Phoenix, AZ              1996/1981   1,670      6,679        159         40
Park Scottsdale   Scottsdale, AZ           1996/1979   1,320      5,279         70         40
Los Senderos      Phoenix, AZ              1996/1980   1,284      5,134        110         40
Shadow Bend       Scottsdale, AZ           1996/1982   1,284      5,134        135         40
Arcadia Cove      Phoenix, AZ              1996/1996   4,909     19,902        241         40
Pinnacle at S.
Mountain I *      Phoenix, AZ              1997/1996   7,039     28,163         60         40
Pinnacle at S.
Mountain II *     Phoenix, AZ              1997/1996   4,023     16,094         35         40
Pinnacle at
Union Hills *     Phoenix, AZ              1997/1996   4,626     18,507         52         40
Pinnacle at
Towne Center *    Phoenix, AZ              1998/1998   6,688     27,631        --          40
Pinnacle Terrace
*                 Chandler, AZ             1998/1998   4,561     18,793        --          40
                                                     -------   --------     ------
 Phoenix                                             $48,771   $198,584     $1,684
                                                     =======   ========     ======
Hacienda Del Rio  Tucson, AZ               1994/1983 $ 1,859   $  7,437     $  210         40
Springhill        Tucson, AZ               1994/1987   1,733      6,933        171         40
Fountain Plaza    Tucson, AZ               1994/1975     907      3,628        170         40
                  Gross Amount at Which Carried at December 31, 1998
                  --------------------------------------------------
                          Buildings &           Accumulated  Encumb-
Name               Land   Improvements  Total   Depreciation rances
----              ------- ------------ -------- ------------ -------
APARTMENTS
Selby Ranch       $ 2,660   $ 19,118   $ 21,778   $(5,852)   $12,012
Hazel Ranch         2,471     10,044     12,515      (691)
Canterbury Downs    2,297      9,245     11,551      (644)
Shaliko             2,049      8,275     10,324      (573)
Rocklin Gold        1,558      6,277      7,835      (435)
Quail Chase         1,303      5,326      6,629      (365)
Arbor Point         1,814      7,397      9,211      (181)
Overlook at Blue
Ravine *            6,050     24,490     30,540      (680)
                  ------- ------------ -------- ------------ -------
 Sacramento       $20,202   $ 90,181   $110,383   $(9,421)   $12,012
                  ======= ============ ======== ============ =======
Scottsdale Cove   $ 3,243   $ 14,803   $ 18,046   $(2,111)
Fairway Cross-
ings                3,657     14,711     18,368    (1,024)
Newport Landing     4,467     18,576     23,043    (1,148)
Posada Del Este     1,670      6,838      8,508      (468)
Park Scottsdale     1,320      5,348      6,668      (370)
Los Senderos        1,284      5,244      6,528      (359)
Shadow Bend         1,284      5,269      6,553      (360)
Arcadia Cove        4,909     20,143     25,052    (1,133)
Pinnacle at S.
Mountain I *        7,039     28,223     35,262      (791)   $15,258
Pinnacle at S.
Mountain II *       4,023     16,129     20,152      (452)    10,593
Pinnacle at
Union Hills *       4,626     18,559     23,185      (520)
Pinnacle at
Towne Center *      6,688     27,631     34,319      (157)    19,000
Pinnacle Terrace
*                   4,561     18,793     23,354      (102)
                  ------- ------------ -------- ------------ -------
 Phoenix          $48,771   $200,267   $249,038   $(8,995)   $44,851
                  ======= ============ ======== ============ =======
Hacienda Del Rio  $ 1,859   $  7,647   $  9,506   $  (780)   $ 5,417
Springhill          1,733      7,104      8,837      (740)     5,133
Fountain Plaza        907      3,798      4,705      (382)     3,051

                             BRE PROPERTIES, INC.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998
                         (Dollar amounts in thousands)

                                                      Initial Cost to Company
                                                  --------------------------------
                                                                          Costs
                                                                       Capitalized
                                        Dates                          Subsequent  Depreciable
                                      Acquired/           Buildings &      to        Lives-
Name                   Location      Constructed   Land   Improvements Acquisition    years
----              ------------------ ------------ ------- ------------ ----------- -----------
APARTMENTS
Colonia Del Rio   Tucson, AZ            1994/1985 $ 1,774   $  7,094     $   74         40
Camino Seco
Village           Tucson, AZ            1994/1984   1,335      5,360         84         40
Casas Lindas      Tucson, AZ            1994/1987   1,513      6,051         83         40
Oracle Village    Tucson, AZ            1994/1983   1,209      4,837        105         40
Pinnacle Heights
*                 Tucson, AZ            1997/1995   4,625     18,504         71         40
Pinnacle Canyon
*                 Tucson, AZ            1997/1996   3,218     12,876         52         40
                                                  -------   --------     ------
 Tucson                                           $18,173   $ 72,720     $1,020
                                                  =======   ========     ======
Ballinger
Commons           Seattle, WA           1996/1989 $ 5,824   $ 23,519     $  261         40
Shadowbrook       Redmond, WA        1987-98/1986   4,776     17,415        374         40
Parkwood          Mill Creek, WA        1989/1989   3,947     15,811        210         40
Thrasher's Mill   Bothell, WA           1996/1988   2,031      8,223        194         40
Citywalk          Seattle, WA           1988/1988   1,123      4,276         75         40
Park at
Dashpoint         Federal Way, WA       1997/1989   3,074     12,411        234         40
Montebello        Kirkland, WA          1998/1998   6,680     27,274        --          40
Brentwood         Kent, WA              1998/1991   1,387      5,574        --          40
Park Highland     Bellevue, WA          1998/1993   5,602     22,483        --          40
                                                  -------   --------     ------
 Seattle                                          $34,444   $136,986     $1,348
                                                  =======   ========     ======
Brookdale Glen    Portland, OR          1993/1985 $ 2,797   $ 11,188     $  543         40
Berkshire Court   Wilsonville, OR       1996/1996   3,284     13,200         49         40
Carriage House    Vancouver, WA         1998/1993   1,827      7,579        --          40
                                                  -------   --------     ------
 Portland                                         $ 7,908   $ 31,967     $  592
                                                  =======   ========     ======
Desert Lakes      Las Vegas, NV         1996/1991 $ 2,779   $ 11,116     $  422         40
Cypress Springs   Las Vegas, NV         1996/1993   1,965      7,861         29         40
Tango             Las Vegas, NV         1996/1990   1,729      6,916         45         40
Talavera          Las Vegas, NV         1997/1996   5,237     20,996         28         40
                                                  -------   --------     ------
 Las Vegas                                        $11,710   $ 46,889     $  524
                                                  =======   ========     ======
Pinnacle Fort
Union *           Salt Lake City, UT    1997/1997 $ 3,008   $ 12,034         19         40
Pinnacle Reserve
*                 Salt Lake City, UT    1997/1997   8,698     34,781        796         40
Pinnacle
Lakeside *        Salt Lake City, UT    1997/1985   3,217     12,876        460         40
                  Gross Amount at Which Carried at December 31, 1998
                  --------------------------------------------------
                          Buildings &           Accumulated  Encumb-
Name               Land   Improvements  Total   Depreciation rances
----              ------- ------------ -------- ------------ -------
APARTMENTS
Colonia Del Rio   $ 1,774   $  7,168   $  8,942   $   (757)  $ 5,073
Camino Seco
Village             1,335      5,444      6,779       (459)    4,074
Casas Lindas        1,513      6,134      7,647       (669)
Oracle Village      1,209      4,942      6,151       (517)    4,031
Pinnacle Heights
*                   4,625     18,575     23,200       (520)
Pinnacle Canyon
*                   3,218     12,928     16,146       (362)   11,568
                  ------- ------------ -------- ------------ -------
 Tucson           $18,173   $ 73,740   $ 91,913   $ (5,186)  $38,347
                  ======= ============ ======== ============ =======
Ballinger
Commons           $ 5,824   $ 23,780   $ 29,604   $ (1,579)
Shadowbrook         4,776     17,789     22,565     (3,823)    3,332
Parkwood            3,947     16,021     19,968     (3,626)
Thrasher's Mill     2,031      8,417     10,448       (553)
Citywalk            1,123      4,351      5,474     (1,149)
Park at
Dashpoint           3,074     12,645     15,719       (438)
Montebello          6,680     27,274     33,954       (558)
Brentwood           1,387      5,574      6,961       (69)
Park Highland       5,602     22,483     28,085       (280)
                  ------- ------------ -------- ------------ -------
 Seattle          $34,444   $138,334   $172,778   $(12,075)  $ 3,332
                  ======= ============ ======== ============ =======
Brookdale Glen    $ 2,797   $ 11,731   $ 14,528   ($ 1,617)      --
Berkshire Court     3,284     13,249     16,533       (797)      --
Carriage House      1,827      7,579      9,406       (122)    5,178
                  ------- ------------ -------- ------------ -------
 Portland         $ 7,908   $ 32,559   $ 40,467   $ (2,536)  $ 5,178
                  ======= ============ ======== ============ =======
Desert Lakes      $ 2,779   $ 11,538   $ 14,317   $   (794)
Cypress Springs     1,965      7,890      9,855       (549)
Tango               1,729      6,961      8,690       (483)  $ 4,005
Talavera            5,237     21,024     26,261       (960)
                  ------- ------------ -------- ------------ -------
 Las Vegas        $11,710   $ 47,413   $ 59,123   $ (2,786)  $ 4,005
                  ======= ============ ======== ============ =======
Pinnacle Fort
Union *           $ 3,008   $ 12,053   $ 15,061   ($   338)
Pinnacle Reserve
*                   8,698     35,577     43,275       (977)
Pinnacle
Lakeside *          3,217     13,336     16,553       (362)  $ 9,067

                             BRE PROPERTIES, INC.
    SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                   INITIAL COST TO COMPANY
                                              ---------------------------------
                                                                       COSTS
                                                                    CAPITALIZED
                                     DATES                          SUBSEQUENT  DEPRECIABLE
                                   ACQUIRED/           BUILDINGS &      TO        LIVES-
NAME                 LOCATION     CONSTRUCTED   LAND   IMPROVEMENTS ACQUISITION    YEARS
----              --------------- ----------- -------- ------------ ----------- -----------
APARTMENTS
Pinnacle Canyon
View *            Orem, UT         1998/1998  $  5,049  $   20,927        --         40
Pinnacle
Mountain View *   Clearfield, UT   1998/1998     5,030      20,684        --         40
                                              --------  ----------    -------
 SALT LAKE CITY                               $ 25,002  $  101,302    $ 1,275
                                              ========  ==========    =======
Pinnacle at High
Desert *          Albuquerque, NM  1997/1995  $  8,851  $   35,415    $    75        40
Pinnacle View *   Albuquerque, NM  1997/1985     2,287       9,157        108        40
Pinnacle Estates
*                 Albuquerque, NM  1998/1998     5,031      20,721        --         40
Pinnacle at High
Resort *          Rio Rancho, NM   1998/1998     5,063      20,615        --         40
                                              --------  ----------    -------
 ALBUQUERQUE                                  $ 21,232  $   85,908    $   183
                                              ========  ==========    =======
The Landing Bear
Creek             Lakewood, CO     1998/1996  $  3,666  $   14,777        --         40
Pinnacle Hunters
Glen *            Thornton, CO     1998/1998     4,387      17,908        --         40
                                              --------  ----------    -------
 DENVER                                       $  8,053  $   32,685        --
                                              ========  ==========    =======
Delivered units
in communities
under
construction                                     5,089      20,892        --         40
                                              --------  ----------    -------
Subtotal
Apartments                                    $315,505  $1,280,738    $14,218
                                              ========  ==========    =======
OTHER
Buena Ventura
Medical                            1996/1960  $  1,200         --         --
                    GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1998
                  ------------------------------------------------------
                           BUILDINGS &             ACCUMULATED  ENCUMB-
NAME                LAND   IMPROVEMENTS   TOTAL    DEPRECIATION  RANCES
----              -------- ------------ ---------- ------------ --------
APARTMENTS
Pinnacle Canyon
View *            $  5,049  $   20,927  $   25,976   $   (113)
Pinnacle
Mountain View *      5,030      20,684      25,714        (44)
                  -------- ------------ ---------- ------------ --------
 SALT LAKE CITY   $ 25,002  $  102,577  $  127,579   $ (1,834)  $  9,067
                  ======== ============ ========== ============ ========
Pinnacle at High
Desert *          $  8,851  $   35,490  $   44,341   $   (995)
Pinnacle View *      2,287       9,265      11,552       (257)
Pinnacle Estates
*                    5,031      20,721      25,752        --
Pinnacle at High
Resort *             5,063      20,615      25,678        --
                  -------- ------------ ---------- ------------ --------
 ALBUQUERQUE      $ 21,232  $   86,091  $  107,323   $ (1,252)       --
                  ======== ============ ========== ============ ========
The Landing Bear
Creek             $  3,666  $   14,777  $   18,443   $   (350)
Pinnacle Hunters
Glen *               4,387      17,908      22,295        --
                  -------- ------------ ---------- ------------ --------
 DENVER           $  8,053  $   32,685  $   40,738   $   (350)       --
                  ======== ============ ========== ============ ========
Delivered units
in communities
under
construction         5,089      20,892      25,981        (45)
                  -------- ------------ ---------- ------------ --------
Subtotal
Apartments        $315,505  $1,294,956  $1,610,461   $(75,838)  $235,146
                  ======== ============ ========== ============ ========
OTHER
Buena Ventura
Medical           $  1,200         --   $    1,200        --
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Subtotal Other                                $  1,200         --         --
                                              --------  ----------    -------
Total                                         $316,705  $1,280,738    $14,218
                                              ========  ==========    =======
Subtotal Other    $  1,200         --   $    1,200
                  -------- ------------ ---------- ------------ --------
Total             $316,705  $1,294,956  $1,611,661   $(75,838)  $235,146
                  ======== ============ ========== ============ ========

* Property held by a consolidated subsidiary of the Company.
** These properties are also collateral for the loan shown on the Cimmaron property.

                             BRE PROPERTIES, INC.

             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                            (AMOUNTS IN THOUSANDS)

  The activity in investments in rental properties and related depreciation for the three year period ended December 31, 1998 is as follows:

INVESTMENTS IN RENTAL PROPERTIES:

                                                 YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                                 1998        1997       1996
                                              ----------  ----------  --------
Balance at beginning of year................  $1,259,941  $  813,768  $370,116
Investments acquired in the Transaction and
 the Merger (excluding partnership
 investments)...............................         --      382,766   273,055
Investments purchased.......................     165,162     152,700   230,967
Transfers from (to) construction in progress
 and miscellaneous capitalization...........     209,066        (764)    1,550
Investments sold............................     (32,867)    (95,095)  (63,425)
Capital expenditures........................       3,694       1,988     1,505
Rehabilitation expenditures.................       6,665       4,578       --
                                              ----------  ----------  --------
Balance at end of year......................  $1,611,661  $1,259,941  $813,768
                                              ==========  ==========  ========

ACCUMULATED DEPRECIATION:

                                                  YEARS ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1998      1997      1996
                                                 --------  --------  --------
Balance at beginning of year.................... $ 49,721  $ 49,690  $ 48,036
Depreciation expense............................   27,763    17,938    13,283
Transfers of miscellaneous capitalization and
 other..........................................     (492)     (317)      --
Accumulated depreciation on investments sold....   (1,154)  (17,590)  (11,629)
                                                 --------  --------  --------
Balance at end of year.......................... $ 75,838  $ 49,721  $ 49,690
                                                 ========  ========  ========

                               INDEX TO EXHIBITS

    Exhibit
    Number                                                   Identity of Exhibit
-----------------   --------------------------------------------------------------------------------------------------------
      3.0            Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit
                     3.1 of the Company's Current Report on Form 8-K, filed on April 1, 1996.)............
      3.1            Articles of Amendment (Incorporated by reference to Exhibit 4.2 of the Company's
                     Registration Statement on Form S-3 (No. 333-24915) filed on April 28, 1997, as amended.)............................................................................
      3.2            By-Laws..............................................................................
      4.0            Indenture dated as of June 23, 1997 between the Company and Chase Trust Company of
                     California relating to the $50 million principal amount of the Company's 7.2% Notes due 2007.  (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed on June 23, 1997.)................................................
      4.1            First Supplemental Indenture dated as of April 23, 1998 between the Company and Chase
                     Manhattan Bank and Trust Company, National Association, as successor trustee.........
                     (Previously filed on May 14, 1998 in the Exhibits to Form 10-Q and incorporated by reference herein)....................................................................
      4.2            Form of Note due 2007 (Incorporated by reference to Exhibit 4.2 of the Company's
                     Current Report on Form 8-K, dated June 23, 1997.)....................................
      4.3            Form of Note due 2013 (Incorporated by reference to Exhibit 4.3 of the Company's
                     Current Report on Form 8-K, dated February 19, 1998.)................................
      4.4            Rights Agreement between the Company and Bank of America, N.T. & S.A., dated August
                     14, 1989 (Incorporated by reference to Exhibit 4.3 of the Company's Registration
                     Statement on Form S-3 (No. 333-24915), filed on April 10, 1997, as amended.).........
      4.5            Supplement to Rights Agreement between the Company and Chemical Trust Company of
                     California dated July 30, 1992 (Incorporated by reference to Exhibit 4.4 of the
                     Company's Registration Statement on Form S-3 (No. 333-24915), filed on April 10,
                     1997, as amended.)...................................................................
     10.1            1984 Stock Option Plan, as amended to date (Previously filed on October 19, 1992 in the Exhibits to Form 10-K and incorporated by reference herein.).....................
     10.2            1992 Employee Stock Option Plan, as amended and restated to date (Previously filed on
                     October 19, 1992 in the Exhibits to Form 10-K and incorporated by reference herein.).
     10.3            1992 Payroll Investment Plan (Previously filed on October 19, 1992 in the Exhibits to
                     Form 10-K and incorporated by reference herein.).....................................
     10.4            Form of Indemnification Agreement (Previously filed on September 25, 1986, as amended, in Exhibits to Form S-4 (File No. 33-9014) and incorporated by reference herein.).............................................................................
     10.5            Employment agreement with Frank C. McDowell (Previously filed on October 23, 1995 in the Exhibits to Form 10-K and incorporated by reference herein.).....................
     10.6            BRE Properties, Inc. Retirement Plan (Previously filed on October 24, 1988 in the
                     Exhibits to Form 10- K and incorporated by reference herein.)........................
     10.7            BRE Properties, Inc. Supplemental ERISA Retirement Plan (Previously filed on October
                     23, 1995 in the Exhibits to Form 10-K and incorporated by reference herein.).........
     10.8            Sublease with Wells Fargo Bank on 10,142 square feet at Suite 2500, One Montgomery
                     Street, San Francisco, California (Previously filed on October 24, 1988 in the
                     Exhibits to Form 10-K and incorporated by reference herein.).........................
     10.9            Form of deferred compensation agreement with Eugene P. Carver (Previously filed on
                     October 13, 1994 in the Exhibits to Form 10-K and incorporated by reference herein.).
    10.10            Treasury Lock Swap Transaction (Previously filed on November 13, 1996 in the Exhibits to Form 10-Q and incorporated by reference herein.)..................................

    10.11            Employment agreement with Jay W. Pauly (Previously filed on December 22, 1995 in the
                     Exhibits to Form S-4 (File No. 33-65365) and incorporated by reference herein.)......
    10.12            Employment agreement with LeRoy E. Carlson (Previously filed on December 22, 1995 in the Exhibits to Form S-4 (File No. 33- 65365) and incorporated by reference herein.).
    10.13            Employment agreement with John H. Nunn (Previously filed on December 22, 1995 in the
                     Exhibits to Form S-4 (File No. 33-65365) and incorporated by reference herein.)......
    10.14            Dividend Reinvestment Plan (Previously filed on August 9, 1996 in the Exhibits to
                     Form S-3 (File No. 333-09945) and incorporated by reference herein.).................
    10.15            1991 Stock Option Plan for Real Estate Investment Trust of California (Previously
                     filed in the Exhibits to Form 10-K, as amended by the Report on Form 10-K/A filed on
                     April 25, 1997.).....................................................................
    10.16            Loan Agreement between The Prudential Insurance Company of America, as Lender and
                     Real Estate Investment Trust of California, as Borrower, dated as of January 31, 1994
                     (Previously filed in the Exhibits to Form 10-K, as amended by the Report on Form
                     10-K/A filed on April 25, 1997.).....................................................
    10.17            First Amendment to Loan Agreement by and between The Prudential Insurance Company of
                     America and Real Estate Investment Trust of California, dated July 7, 1995
                     (Previously filed in the Exhibits to Form 10-K, as amended by the Report on Form
                     10-K/A filed on April 25, 1997.).....................................................
    10.18            Second Amendment to Loan Agreement by and between The Prudential Insurance Company of
                     America and the Company, dated April 30, 1996 (Previously filed on Form 10-K, as amended by the Report on Form 10-K/A filed on April 25, 1997.).......................
    10.19            Third Amendment to Loan Agreement by and between The Prudential Insurance Company of
                     America and the Company, dated November 20, 1996 (Previously filed in the Exhibits to
                     Form 10-K, as amended by the Report on Form 10-K/A filed on April 25, 1997.).........
    10.20            Loan Agreement between The Prudential Insurance Company of America, as Lender and
                     Real Estate Investment Trust of California, as Borrower, dated as of July 7, 1995
                     (Previously filed in the Exhibits to Form 10-K, as amended by the Report on Form
                     10-K/A filed on April 25, 1997.).....................................................
    10.21            First Amendment to Loan Agreement by and between The Prudential Insurance Company of
                     America and the Company, dated July 7, 1995 (Previously filed in the Exhibits to Form
                     10-K, as amended by the Report on Form 10-K/A filed on April 25, 1997.)..............
    10.22            Second Amendment to Loan Agreement by and between The Prudential Insurance Company of
                     America and the Company, dated April 30, 1996 (Previously filed in the Exhibits to
                     Form 10-K, as amended by the Report on Form 10-K/A filed on April 25, 1997)..........
    10.23            Fourth Amendment to Loan Agreement by and between The Prudential Insurance Company of
                     America and the Company, dated February 25, 1997 (Previously filed in the Exhibits to
                     Form 10-Q on August 12, 1997.).......................................................
    10.24            Third Amendment to Loan Agreement by and between The Prudential Insurance Company of
                     America and the Company, dated February 25, 1997 (Previously filed in the Exhibits to
                     Form 10-Q on August 12, 1997.).......................................................
    10.25            Fifth Amendment to Loan Agreement by and between The Prudential Insurance Company of
                     America and the Company, dated June 30, 1997 (Previously filed in the Exhibits to
                     Form 10-Q on August 12, 1997.).......................................................
    10.26            Fourth Amendment to Loan Agreement by and between The Prudential Insurance Company of
                     America and the Company, dated June 30, 1997 (Previously filed in the Exhibits to
                     Form 10-Q on August 12, 1997.).......................................................
    10.27            Amended and Restated 1992 Employee Stock Plan (Previously filed in the Exhibits to
                     Form 10-Q on November 14, 1997.).....................................................

    10.28            Contribution Agreement dated as of September 29, 1997 between the Company, BRE
                     Property Investors LLC and the TCR Signatories (Previously filed in the Exhibits to
                     Form 10-Q on November 14, 1997.).....................................................
    10.29            The Registration Rights Agreement among the Company, BRE Property Investors LLC and the other signatories thereto dated November 18, 1997 (Incorporated by reference to
                     Exhibit 4.6 for the Company's Registration Statement on Form S-3 (No. 333-41433)
                     which was filed on December 3, 1997, as amended.)....................................
    10.30            Amended and Restated Limited Liability Company Agreement of BRE Property Investors
                     LLC, dated as November 18, 1997, by and among BRE Properties, Inc., and the other parties named therein (Previously filed in the Exhibits to the Company's Current
                     Report on Form 8-K on December 18, 1997.)............................................
    10.31            Limited Liability Company Agreement of Blue Ravine Investors, LLC, dated as of
                     November 18, 1997, by and between BRE Properties, Inc., and Blue Ravine Realty
                     Partners (Previously filed in the Exhibits to Form 10-Q on December 18, 1997)........
    10.32            Unsecured Line of Credit Loan Agreement, dated as of November 17, 1997, by and between the Company, and Bank of America National Trust and Savings Association
                     (Previously filed in the Exhibits to the Company's Current Report on Form 8-K on
                     December 18, 1997.)..................................................................
    10.33            The Registration Rights Agreement between the Company and Legg Mason Unit Investment
                     Trust Series 7, Legg Mason REIT Trust, December 1997 Series, dated as of December 23,
                     1997 (Incorporated by reference to Exhibit 4.6 of the Company's Registration
                     Statement on Form S-3 (No. 333-44997) which was filed on January 27, 1998, as amended).............................................................................
    10.34            Amended and Restated Credit agreement with Sanwa Bank, dated December 31, 1997
                     (Previously filed on March 26, 1998 in the Exhibits to Form 10-K and incorporated by reference herein)....................................................................
    10.35            Treasury rate guarantee hedge with Morgan Stanley, dated November 21, 1997
                     (Previously filed on March 26, 1998 in the Exhibits to Form 10-K and incorporated by reference herein)....................................................................
    10.36            Office Lease between OTR, an Ohio general partnership and the Company dated September
                     26, 1997  (Previously filed on March 26, 1998 in the Exhibits to Form 10-K and incorporated by reference herein)....................................................
    10.37            Loan Modification Agreement to syndicate loan to the Company made by various financial institutions with Bank of America NT&SA as agent. (Previously filed on
                     March 26, 1998 in the Exhibits to Form 10-K and incorporated by reference herein)...
    10.38            Employment agreement with Bruce C. Ward (Previously filed on March 26, 1998 in the
                     Exhibits to Form 10-K and incorporated by reference herein)..........................
    10.39            Amended and Restated Non-Employee Director Stock Option Plan as amended March 2,
                     1998. (Previously filed on May 14, 1998 in the Exhibits to Form 10-K and incorporated by reference herein).................................................................
    10.40            First Amendment to Credit Agreement with Sanwa Bank dated June 3, 1998 (Previously filed on August 14, 1998 in the Exhibits to Form 10-Q and incorporated by reference herein)..............................................................................
    10.41            Form of Indemnification Agreement. (Previously filed on August 14, 1998 in the
                     Exhibits to Form 10-Q and incorporated by reference herein)..........................
    10.42            Amended and Restated Line of Credit with Bank of America dated October 21, 1998
                     (Previously filed on November 13, 1998 in the Exhibits to Form 10-Q and incorporated by reference herein).................................................................
       12            Statements re:  computation of ratios................................................
       21            Subsidiaries of the Registrant.......................................................
     23.1            Consent of Ernst & Young LLP.........................................................
       27            Financial Data Schedule..............................................................