Form 10-K/A
period 1998-12-31
BRE PROPERTIES INC /MD/
filed 1999-03-26
CIK 1011174

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  Form 10-K/A

                                AMENDMENT NO. 1

                                       to

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

  The Registrant hereby amends and restates in its entirety the signature page portion of its Annual Report on Form 10-K for the year ended December 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  BRE Properties, Inc. by this Form 10-K/A, Amendment No. 1 to Form 10-K, hereby amends and restates the Signature Page.

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

  Dated March 12, 1999

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Signature                       Title                   Dated

      /s/ Frank C. McDowell          President and Director     March 12, 1999
---------------------------------     (Principal Executive
        Frank C. McDowell             Officer)

      /s/ LeRoy E. Carlson           Executive Vice             March 12, 1999
---------------------------------     President (Principal
        LeRoy E. Carlson              Financial and
                                      Accounting Officer)

        /s/ John McMahan             Chairman and Director      March 12, 1999
---------------------------------
          John McMahan

     /s/ William E. Borsari          Director                   March 12, 1999
---------------------------------
       William E. Borsari

     /s/ Robert A. Fiddaman          Director                   March 12, 1999
---------------------------------
       Robert A. Fiddaman

      /s/ L. Michael Foley           Director                   March 12, 1999
---------------------------------
        L. Michael Foley

     /s/ Roger P. Kuppinger          Director                   March 12, 1999
---------------------------------
       Roger P. Kuppinger

       /s/ Edward E. Mace            Director                   March 12, 1999
---------------------------------
         Edward E. Mace

      /s/ Gregory M. Simon           Director                   March 12, 1999
---------------------------------
        Gregory M. Simon

    /s/ Arthur G. von Thaden         Director                   March 12, 1999
---------------------------------
      Arthur G. von Thaden

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BRE PROPERTIES, INC.

                                          By /s/ LeRoy E. Carlson
                                            -----------------------------------
                                                     LeRoy E. Carlson
                                                 Executive Vice President
Dated March 26, 1999