Form 10-Q
period 1999-03-31
BRE PROPERTIES INC /MD/
filed 1999-05-17
CIK 1011174

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999 OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-5305

                             BRE PROPERTIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       Maryland                                          94-1722214
----------------------------                -----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
    of incorporation or
       organization)

   44 Montgomery Street
       36th Floor
    San Francisco, CA                                    94104-4809
----------------------------                ----------------------------------
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

     Yes   X                                                  No
     -------                                                  ------

Number of shares of common stock
outstanding as of May 12, 1999                               44,575,009

                             BRE PROPERTIES, INC.

                              INDEX TO FORM 10-Q

                                March 31, 1999

                                                                               Page No.
                                                                               -----------
Part I    FINANCIAL INFORMATION

          ITEM 1:
          Consolidated balance sheets - March 31, 1999 and December 31,
          1998                                                                      2

          Consolidated statements of income - three months ended March
          31, 1999 and 1998                                                         3

          Consolidated statements of cash flows - three months ended
          March 31, 1999 and 1998                                                   4

          Notes to consolidated financial statements                              5-6

          ITEM 2:
          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                              7-14

          ITEM 3:
          Quantitative and Qualitative Disclosures about Market Risk               15

PART II   OTHER INFORMATION

          ITEM 1  Legal Proceedings                                                16
          ITEM 2  Changes in Securities and Use of Proceeds                        16
          ITEM 3  Defaults Upon Senior Securities                                  16
          ITEM 4  Submission of Matters to a Vote of Security Holders              16
          ITEM 5  Other Information                                                16
          ITEM 6  Exhibits and Reports on Form 8-K                                 16

BRE Properties, Inc.
--------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION
ITEM 1 - Financial Statements
         --------------------

CONSOLIDATED BALANCE SHEETS (unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except per share data)

                                                                       March 31,            December 31, 1998
                                                                         1999
                                                                --------------------     ---------------------
ASSETS
Investments in rental properties                                          $1,622,488                $1,611,661
Construction in progress                                                      69,483                    65,958
Less: Accumulated depreciation                                               (83,811)                  (75,838)
                                                                --------------------     ---------------------
                                                                           1,608,160                 1,601,781
Investments in limited partnerships                                              879                       814
                                                                --------------------     ---------------------

Real estate portfolio                                                      1,609,039                 1,602,595

Mortgage loans, net                                                            2,571                     2,336
Cash                                                                          14,660                     2,057
Other                                                                         26,664                    23,928
                                                                --------------------     ---------------------
  TOTAL ASSETS                                                            $1,652,934                $1,630,916
                                                                ====================     =====================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Mortgage loans                                                            $  245,370                $  235,146
Unsecured senior notes                                                       253,000                   253,000
Unsecured line of credit                                                     223,000                   264,000
Accounts payable and other liabilities                                        20,132                    26,333
                                                                --------------------     ---------------------
  TOTAL LIABILITIES                                                          741,502                   778,479
                                                                --------------------     ---------------------

Commitments and contingencies (notes B and C)                                      -                         -

MINORITY INTEREST                                                             94,575                    87,432
                                                                --------------------     ---------------------

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized.
 2,150,000 shares of Series A outstanding at March 31, 1999; no
 shares outstanding at December 31, 1998                                          22                         -


Common stock, $.01 par value, 100,000,000 shares authorized.
 Shares issued and outstanding:   44,371,209 at March 31, 1999;
 44,221,560 at December 31, 1998                                                 444                       443


Additional paid-in capital                                                   718,575                   664,811
Accumulated net income in excess of cumulative dividends                      97,816                    99,751
                                                                --------------------     ---------------------
  TOTAL SHAREHOLDERS' EQUITY                                                 816,857                   765,005
                                                                ====================     =====================

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $1,652,934                $1,630,916
                                                                ====================     =====================

See notes to consolidated financial statements

BRE Properties, Inc.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except per share data)

                                                                     For the Three Months Ended
                                                                                March 31,
                                                                  ------------------------------------
                                                                      1999                    1998
                                                                  ---------------     -----------------
REVENUE
Rental income                                                           $52,293               $44,322
Other income                                                              3,127                 3,091

                                                                  ---------------     -----------------
  TOTAL REVENUE                                                           55,420                47,413
                                                                  ---------------     -----------------

EXPENSES
Real estate expenses                                                      16,940                14,745
Depreciation and amortization                                              8,184                 6,485
Interest expense                                                           9,839                 8,535
General and administrative                                                 1,696                 1,665
Provision for restructuring charge                                         1,250                     -
                                                                  ---------------     -----------------
  TOTAL EXPENSES                                                          37,909                31,430
                                                                  ---------------     -----------------

Income before net gain (loss) on sales of investments in rental
 properties and minority interest                                          17,511                15,983

Net gain (loss) on sales of investments in rental properties                    -                  (825)
                                                                  ---------------     -----------------
Income before minority interest                                            17,511                15,158
Minority interest in income                                                 1,415                 1,016
                                                                  ---------------     -----------------
  NET INCOME                                                               16,096                14,142
Dividends attributable to preferred stock                                     756                     -
                                                                  ---------------     -----------------
  NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                             $15,340               $14,142
                                                                  ===============     =================

Net income per outstanding common share:
Income before net gain (loss) on sales of investments in rental
 properties less minority interest                                        $  0.35               $  0.36

Net gain (loss) on sales of investments in rental properties                    -                 (0.02)
                                                                  ---------------     -----------------
 Net income per share - basic                                             $  0.35               $  0.34
                                                                  ===============     =================

Income before net gain (loss) on sales of investments in rental
 properties and minority interest                                         $  0.35               $  0.36

Net gain (loss) on sales of investments in rental properties                    -                 (0.02)
                                                                  ---------------     -----------------
Net income per share - assuming dilution                                  $  0.35               $  0.34
                                                                  ===============     =================

Weighted average common shares outstanding - basic                         44,280                41,830

Weighted average common shares outstanding - assuming dilution             47,690                45,150
                                                                  ---------------     -----------------
Dividends declared and paid per common share                              $  0.39               $  0.36
                                                                  ===============     =================

See notes to consolidated financial statements

BRE Properties, Inc.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands)

                                                                         For the Three Months Ended
                                                                                 March 31,
                                                              ---------------------------------------------
                                                                       1999                      1998
                                                              --------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $ 16,096                $  14,142
Adjustments to reconcile net income to net cash generated by operating activities:
  Provision for depreciation                                                 8,184                    6,485
  Provision for restructuring charge                                         1,250                        -
  Net loss on sales of investments in rental properties                          -                      825
  Minority interest                                                          1,415                    1,016
  Decrease in accounts payable and other liabilities                          (635)                  (1,393)
  Decrease in other assets                                                   1,772                       18
                                                              --------------------      -------------------
Net cash flows generated by operating activities                            28,082                   21,093
                                                              --------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to construction in progress                                      (16,336)                 (27,900)
Multifamily properties purchased                                                 -                  (54,038)
Decrease in funds held in escrow                                                 -                   15,833
Capital expenditures                                                        (1,191)                    (893)
Rehabilitation expenditures                                                   (709)                  (1,086)
Payments on mortgage loans receivable                                           57                       50
Proceeds from sales of property, net                                             -                    9,293
Other                                                                         (843)                     (59)
                                                              --------------------      -------------------
Net cash flows used in investing activities                                (19,022)                 (58,800)
                                                              --------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred equity offering, net                                51,933                        -
Principal payments on mortgage loans                                          (730)                    (534)
New mortgage loan                                                           10,954                        -
Issuance of unsecured senior notes                                               -                  130,000
Costs of issuance of senior unsecured notes                                      -                   (3,787)
Line of credit:
  Advances                                                                  41,000                   71,000
  Repayments                                                               (82,000)                (147,000)
Proceeds from exercises of stock options, net                                1,854                    1,820
Distributions to minority members                                           (1,437)                  (1,016)
Dividends paid                                                             (18,031)                 (15,082)
                                                              --------------------      -------------------
Net cash flows generated by financing activities                             3,543                   35,401
                                                              --------------------      -------------------

Increase (decrease) in cash                                                 12,603                   (2,306)
Balance at beginning of period                                               2,057                    4,216
                                                              --------------------      -------------------
BALANCE AT END OF PERIOD                                                  $ 14,660                $   1,910
                                                              ====================      ===================
Transfers of construction in progress                                     $ 12,811                        -
                                                              ====================      ===================
Interest capitalized                                                      $  3,034                $   2,026
                                                              ====================      ===================
Mortgage loans assumed                                                           -                $   3,362
                                                              ====================      ===================

See notes to consolidated financial statements

BRE Properties, Inc.
================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------
March 31, 1999

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Annual Report of BRE Properties, Inc. (the "Company" or "BRE") on Form 10-K for the year ended December 31, 1998 (the "1998 10-K"). In the opinion of management, all adjustments (consisting of normal recurring adjustments only) have been made which are necessary for a fair statement of the results for the interim periods presented herein.

BRE adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") in the fourth quarter of 1998. Statement 131 requires certain descriptive information to be provided about an enterprise's reportable segments. BRE has determined that it has one operating and reportable segment, multifamily communities, which comprised 97% of BRE's assets and 99% of its revenues as of and for the quarter ended March 31, 1999. All multifamily communities owned by the Company are located in the Western United States.

BRE's business focus is the ownership and operation of multifamily communities and it evaluates performance and allocates resources primarily based on the net operating income ("NOI") of an individual multifamily community. NOI is defined by the Company (and generally by the real estate industry) as the excess of all revenue generated by the community (primarily rental revenue) less direct operating expenses (primarily, but not limited to, payroll, property taxes, insurance and maintenance expense). Accordingly, NOI excludes depreciation, capitalized expenditures and interest expense. NOI from multifamily communities totaled $37.9 million and $31.1 million for the quarters ended March 31, 1999 and 1998, respectively. All other segment measurements are presently disclosed in the accompanying consolidated balance sheets and Notes to Consolidated Financial Statements.

All revenues are from external customers and there are no revenues from transactions with other segments, as the only activity outside operating apartments is the ownership of one parcel of commercial land. There are no tenants which contributed 10% or more of BRE's total revenues in the quarters ended March 31, 1999 or 1998. Interest income is not separately reported as it is immaterial. Interest expense on debt is not allocated to individual properties, even if such debt is secured. Further, minority interest in consolidated subsidiaries is not allocated to the related properties. There is no provision for income tax as the Company is organized as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

In the quarter ended March 31, 1999, the Company provided a restructuring charge of $1,250,000, primarily in personnel severance benefits, in connection with a reorganization to reduce corporate overhead costs.

Certain reclassifications have been made from the prior year's presentation to conform to the current year's presentation.

BRE Properties Inc.
------------------------------------------------------------------------------

NOTE B - LITIGATION
-------------------

BRE is defending various claims and legal actions that arise from its normal course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions will have a material adverse effect on BRE's results of operations or financial position.

In the quarter ended September 30, 1998, the Company recognized litigation loss of $2.4 million. During the quarter ended March 31, 1999, the Company settled this litigation and no further expense was recognized.

NOTE C - COMMITMENTS
--------------------

As of March 31, 1999, the Company had commitments to acquire two multifamily communities with a total estimated acquisition cost of approximately $65 million. The Company expects to fund the commitments in calendar year 2000. There can be no assurance that these communities will be acquired or will be acquired for the estimated cost indicated.

BRE Properties Inc.
------------------------------------------------------------------------------

ITEM 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations
------------------------------------------------------------------------------
March 31, 1999

OVERVIEW

BRE Properties, Inc. (the "Company" or "BRE") is a regionally focused, self-administered equity real estate investment trust ("REIT") which primarily owns and operates a portfolio of 85 apartment communities (aggregating 22,182 units) in 12 major markets of the Western United States. The Company also owns a medical office property and two properties held in partnerships in which BRE is a minority limited partner. The Company's revenues consist primarily of rental income (94% and 93% of total revenues in the quarters ended March 31, 1999 and 1998, respectively) derived from its portfolio of income-producing properties. Other income includes various fees and charges to residents of multifamily communities, and to a lesser extent, interest from notes receivable, fee management income and income from partnership investments. The policy of the Company is to emphasize cash flows from operations rather than the realization of capital gains through property dispositions. As dispositions of real estate assets are made, the Company typically seeks to reinvest net proceeds from sales in income-producing real estate.

In addition to historical information, the information included in this report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as those pertaining to the Company's capital resources, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events and there can be no assurance that the events or circumstances reflected in such forward-looking statements will be achieved or will occur. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to successfully integrate acquired properties and operations, risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. The success of the Company also depends upon economic trends generally, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only. The Company assumes no obligation to update forward-looking statements. See also the Company's reports filed from time to time with the Securities and Exchange Commission pursuant to the Securities Act.

BRE Properties Inc.
------------------------------------------------------------------------------

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MARCH 31, 1999 AND 1998

REVENUES

Total revenues were $55,420,000 for the three months ended March 31, 1999 compared to $47,413,000 for the same period in 1998. This increase was primarily due to an increase in multifamily rental revenues resulting from the acquisition of seven multifamily communities and the completion of eight multifamily properties previously under construction. This increase is offset in part by the sale of three communities during or after the quarter ended March 31, 1998, but before January 1, 1999. These changes in the portfolio contributed, on a net basis, approximately $7,322,000 to multifamily rental revenues for the three months ended March 31, 1999 as compared to the same period in 1998. Further, multifamily rental revenues from "same-store" communities (multifamily communities owned by the Company and stabilized as of January 1, 1998 and consisting of 17,712 of BRE's 22,182 total units) increased $888,000 for the three months ended March 31, 1999 compared to the same period in 1998. This increase in same-store communities was due primarily to an average increase in rental rates of approximately 5% as physical occupancy was slightly lower in the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998.

Other income increased from $3,091,000 in the quarter ended March 31, 1998 to $3,127,000 for the quarter ended March 31, 1999 due primarily to the portfolio changes discussed above and offset in part by the loss of other income due to the sale of four commercial and retail properties and one partnership investment.

A summary of the components of revenue for the quarters ended March 31, 1999 and 1998 follows (dollars in thousands):

                                            THREE MONTHS ENDED                      THREE MONTHS ENDED
                                              MARCH 31, 1999                          MARCH 31, 1998
                                 -------------------------------------     ---------------------------------
                                                                                                                    % CHANGE
                                                           % OF TOTAL                            % OF TOTAL          FROM 1998
                                       REVENUES            REVENUES            REVENUES          REVENUES            TO 1999
                                 ------------------     --------------     --------------     --------------      ---------------
Rental Revenue:
Multifamily:
 Same-store                                 $42,800                               $41,912                                      2%
 Other                                        9,418                                 2,095                                    349%
                                 ------------------                        --------------
Total Multifamily                            52,218                 94%            44,007                 93%                 19%
Commercial and retail                            75                  -                315                  1%                (76%)
                                 ------------------     --------------     --------------     --------------
Rental revenue                               52,293                 94%            44,322                 94%                 18%
Other income                                  3,127                  6%             3,091                  6%                  1%
                                 ------------------     --------------     --------------     --------------
Total revenue                               $55,420                100%           $47,413                100%                 17%
                                 ==================    ===============     ==============    ===============

Portfolio physical occupancy rates as of March 31, 1999 and 1998 were as follows:

                                                                           1999       1998
--------------------------------------------------------------------------------------------
Multifamily:  Same-store                                                    96%        97%
--------------------------------------------------------------------------------------------
Multifamily:  All                                                           96%        97%
--------------------------------------------------------------------------------------------

BRE Properties Inc.
------------------------------------------------------------------------------

EXPENSES

Real Estate Expenses

Real estate expenses for multifamily properties (which include maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) for the quarter ended March 31, 1999 increased 15% to $16,940,000 from the comparable period in 1998 primarily due to expenses of seven multifamily property acquisitions and the completion of eight multifamily properties previously under construction. This increase is offset in part by the sale of three communities during or after the quarter ended March 31, 1998, but before January 1, 1999. Real estate expenses as a percentage of rental revenues were 32.4% and 33.3% for the quarters ended March 31, 1999 and 1998, respectively.

A summary of the categories of real estate expenses for the quarters ended March 31, 1999 and 1998 follows (dollars in thousands):

                                     THREE MONTHS ENDED                    THREE MONTHS ENDED
                                       MARCH 31, 1999                        MARCH 31, 1998
                            ----------------------------------     --------------------------------
                                                    % OF                                  % OF             % CHANGE
                                                   RENTAL                                RENTAL              FROM
                                EXPENSE           REVENUE             EXPENSE           REVENUE          1998 TO 1999
                            --------------    ----------------     ------------    ----------------    ----------------
Multifamily:
Same-store                          13,713                               13,931                                      (2%)
Non same-store                       3,160                                  673                                     370%
Other                                   67                                  126                                      47%
                            --------------                         ------------
Total Multifamily                   16,940                               14,730                                      15%
Commercial and retail                    -                                   15                                       -
                            --------------                         ------------
Total real estate expense          $16,940                32.4%         $14,745               33.3%                  15%
                            ==============    ================     ============     ===============

Provision for Depreciation

The provision for depreciation increased by $1,699,000 to $8,184,000 for the quarter ended March 31, 1999 from the comparable period of 1998. The increase in 1999 resulted primarily from multifamily property acquisitions and the completion of eight properties previously under construction and was offset in part by dispositions of multifamily and commercial and retail properties in prior periods.

Interest Expense

Interest expense was $9,839,000 (net of interest capitalized to the cost of apartment communities under development of $3,034,000) for the quarter ended March 31, 1999, an increase of $1,304,000 or 15%. Interest expense was $8,535,000 for the same period in 1998 and was net of $2,026,000 of interest capitalized to the cost of apartment communities under construction. This increase was due largely to interest expense for a full quarter on the Company's $130 million unsecured senior notes which were issued in February 1998.

BRE Properties Inc.
------------------------------------------------------------------------------

General and Administrative

General and administrative costs were $1,696,000 or approximately 3.1% of total revenues for the first quarter in 1999 and $1,665,000 or approximately 3.5% of total revenues, for the first quarter in 1998. The minor change in the total dollar cost of general and administrative expense represents, in part, the restructuring in February 1999 which reduced corporate personnel and related costs. The reduction in general and administrative costs as a percentage of total revenues is a result of economies in administrating a larger portfolio, with total revenues increasing 17% from the quarter ended March 31, 1998 to the quarter ended March 31, 1999.

Provision for Restructuring Charge

In the first quarter of 1999, the Company recorded a restructuring charge of $1,250,000 in connection with reductions in corporate personnel pursuant to a restructuring plan. There was no such amount in the quarter ended March 31, 1998.

Net Gain (Loss) on Sales of Real Estate Investments

The net loss on sales of real estate investments of $825,000 for the quarter ended March 31, 1998 was primarily due to the sale of the Park Glen apartment community in Camirillo, CA and the partnership interest in Chateau de Ville apartments in Anaheim, CA. There were no sales of real estate investments in the quarter ended March 31, 1999.

Minority Interest in Income

Minority interest in income was $1,415,000 and $1,016,000 for the quarters ended March 31, 1999 and 1998, respectively. The increase is due to the addition of one property structured as a limited liability company whose minority members have no conversion rights into the Company's common stock. Further, additional Operating Company units in a consolidated subsidiary, BRE Property Investors LLC, were granted to minority members pursuant to the performance of certain goals with respect to communities under development.

Dividends Attributable to Preferred Stock

During the quarter ended March 31, 1999, the Company issued 2,150,000 shares of 8 1/2% Series A Cumulative Redeemable Preferred Stock for net proceeds of approximately $52,000,000. There was no preferred stock outstanding in the quarter ended March 31, 1998.

Net Income Available to Common Shareholders

Net income available to common shareholders was $15,340,000 and $14,142,000 for the quarters ended March 31, 1999 and 1998 respectively, an increase of $1,198,000. This increase is primarily due to a loss of $825,000 in 1998 where there was no loss in 1999, the dividend on the 8 1/2% Series A Cumulative Redeemable Preferred Stock issued in January 1999 and net earnings from the addition of seven multifamily apartment communities and eight communities previously under construction.

BRE Properties Inc.
-------------------------------------------------------------------------------

COMMUNITIES LEASE-UP


The following is a summary of communities in lease-up as of March 31, 1999. The Company defines "lease-up" as a community which has received a final certificate of occupancy for all buildings in the community but has not yet reached its projected stabilized occupancy:

              PROPERTY NAME AND LOCATION                          UNITS                      COST                    OCCUPANCY
------------------------------------------------------     ---------------------      ---------------------     ------------------
Pinnacle Flamingo West, Las Vegas, NV                             324                     $ 29.6                        66%
Pinnacle Terrace, Chandler, AZ                                    300                       23.4                        88%
Pinnacle Estates, Albuquerque, NM                                 294                       26.1                        81%
Pinnacle at High Resort, Rio Rancho, NM                           301                       26.3                        75%
Pinnacle Mountain View, Clearfield, UT                            324                       26.0                        75%
                                                           ---------------------      ---------------------
Total                                                            1,543                     $131.4
                                                           =====================      =====================

CONSTRUCTION IN PROGRESS

Transfers from Construction in Progress to Investments in Rental Properties

Land acquisition, development and carrying costs of properties under construction (or for which land was acquired for development) are capitalized and reported on the balance sheet line item "Construction in progress." The Company transfers the capitalized costs for each building in a community under construction to the balance sheet line item "Investments in rental properties" once the building receives a final certificate of occupancy and is ready to lease. During the quarter, Pinnacle Flamingo West met this criteria for all of its buildings.

The following table sets forth detailed data with respect to the Company's properties included in construction in progress at March 31, 1999. Completion of these properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. No assurance can be given that these properties will be completed or, if completed, that they will be completed by the estimated dates or for the estimated amounts set forth in the table below or that they will contain the number of proposed units set forth in the table below.

BRE Properties
--------------------------------------------------------------------------------

                                        PROPOSED        INVESTMENT          ESTIMATED                         ESTIMATED
                                        NUMBER OF         TO DATE           COST TO          ESTIMATED        COMPLETION
     PROPERTY NAME AND LOCATION         UNITS/1/       MARCH 31, 1999       COMPLETE        TOTAL COST           DATE
----------------------------------   -------------   ------------------   -------------   --------------    --------------
(Dollar amounts in millions)
Pinnacle at Blue Ravine,
Folsom, CA                                   260                $13.4           $13.9            $27.3          4Q/1999
Pinnacle Sonata,
Bothell, WA                                  268                 14.0            27.2             41.2          3Q/2000
PRE-CONSTRUCTION SITES OWNED:/2/
Pinnacle Bellevue,
Bellevue, WA                                 248                 13.3            25.0             38.3          4Q/2000
Pinnacle Carmel Creek,
San Diego, CA                                348                  6.8            40.9             47.7          4Q/2000
Pinnacle at MacArthur Place,
Santa Ana, CA                                346                 16.7            43.1             59.8          3Q/2001
Other                                                             5.3             --               5.3
                                     -------------   ------------------   -------------   --------------
  Total                                    1,470                $69.5          $150.1           $219.6
                                     =============   ==================   =============   ==============

Year 2000 Considerations

Some of the Company's older computer programs were originally written using two digits rather than four to define the applicable year. As a result, those computer programs had time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. Without correction, this could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities.

The Company has completed an assessment which will replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total year 2000 project cost for the Company's systems was approximately $200,000 and such costs were expensed according to the Company's policy. The project has been completed. The Company completed the necessary software replacement largely using existing employees. The Company believes that with the conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems.

At this time, no estimates can be made as to any potential adverse impact resulting from the failure of third parties, including tenants, vendors and financial institutions, to address year 2000 issues. For example, to the extent payments, deposits and other transactions are not processed on a timely basis by financial institutions, the Company's ability to collect payments from tenants and/or make payments to its creditors could be adversely affected. The Company is dependent on such third parties to assess the impact of the year 2000 issue on their systems and to take any necessary corrective action. As a component of its year 2000 project, the Company is in an ongoing process of discussing year 2000 compliance issues with its key vendors and service providers and is developing and implementing contingency plans, including establishing multiple vendors or service providers for critical functions such as banking and telecommunications.



____________________
/1/ As of March 31, 1999, none of these units had been completed.

/2/ These projects consist of land owned by the Company where construction is ready to commence subject only to obtaining certain construction plans and permits. The Company expects to finance the development and construction of these communities through joint venture arrangements, or through its line of credit facility or other debt or equity sources, although there can be no assurance such financing will be obtained. As of March 31, 1999, the Company had not committed to significant construction contract obligations for these properties.

BRE Properties
--------------------------------------------------------------------------------

However, there can be no assurance that these contingency plans will successfully avoid service interruption.

Due to the complexity and pervasiveness of the year 2000 issue and in particular the uncertainty regarding the compliance programs of third parties, actual results could differ materially from those anticipated.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company's cash and cash equivalents totaled $14,660,000, up from $2,057,000 at December 31, 1998. Borrowings under the Company's line of credit were $223,000,000 at March 31, 1999, compared to $264,000,000 at December 31, 1998. Drawings on the line of credit are available to fund property acquisitions, capital improvements, operating expenses and pay dividends to shareholders. The Company typically reduces its outstanding balance on the line of credit with cash balances as available.

At March 31, 1999, the Company's line of credit provided for borrowings of up to $400,000,000, with $177,000,000 available at that date. The line of credit bears interest at LIBOR plus .70% or lower based on bids of the participating banks. Cost of the line of credit is .15% per annum on the total commitment amount.

Additionally, the Company had $73,000,000 of unsecured indebtedness at March 31, 1999, with an interest rate of 7.88% per annum as to $18,000,000 and 7.44% per annum as to $55,000,000. This indebtedness is to be repaid through scheduled principal payments in the years 2000 to 2005. The Company also had a $50,000,000 issue of unsecured notes due 2007, with an effective rate of 7.8% and a $130,000,000 issue of unsecured notes due 2013 with an effective rate of approximately 7.3%. At March 31, 1999, the Company also had outstanding mortgage indebtedness of $245,370,000 at interest rates ranging from 5.9% to 9.3%, with an overall average of approximately 7.4%. The remaining terms of the mortgage indebtedness range from less than one to 29 years.

For additional information regarding the Company's line of credit, unsecured notes payable and mortgage loans payable, including scheduled principal payments over the next five years, see Notes 5 and 6 in the Notes to Consolidated Financial Statements contained in the Company's 1998 Form 10-K. Certain of the Company's indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. The Company was in compliance with all such financial covenants during the applicable periods, including the three months ended March 31, 1999.

The Company funded approximately $16 million for construction of communities under development in the three months ended March 31, 1999. These acquisition and construction costs were funded by borrowings on the line of credit, a preferred equity offering and secured construction financing. Because of higher prices and corresponding declining rates of return on completed apartment communities in its targeted Western markets, the Company does not anticipate significant acquisitions of completed apartment communities in the remainder of 1999.

The Company intends to meet its short-term liquidity requirements through cash balances and cash flows provided by operations, borrowings on the unsecured line of credit and to a lesser extent, proceeds from asset sales. The Company believes that its cash flow, cash available from its line of credit and additional secured borrowings (including secured construction financing) will be sufficient to meet its liquidity needs during the remainder of 1999, which include normal

BRE Properties
--------------------------------------------------------------------------------

recurring expenses, debt service requirements, budgeted expenditures for improvements to certain properties and distributions required to maintain the Company's REIT qualification under the Code.

The Company anticipates that it will continue to require outside sources of financing to meet its long-term liquidity needs beyond 1999, such as scheduled debt repayments, construction funding and property acquisitions. At March 31, 1999, the Company had committed to the purchase of approximately $65 million of multifamily communities and had an estimated cost of $150 million to complete construction in progress. To facilitate the acquisition of public capital, the Company filed a universal shelf registration statement in March 1998 providing for the issuance of up to $750 million in equity, debt, preferred or convertible securities, of which approximately $640 million remains unused at March 31, 1999. During the quarter ended March 31, 1999, the Company issued shares of its 8 1/2% Series A Cumulative Redeemable Preferred Stock for net proceeds of approximately $52 million. The proceeds from this issuance were used initially to pay down outstanding balances on the line of credit. The Company believes that public capital markets will not be, for the foreseeable future, as significant a source of funding as they have been in the two years ended March 31, 1999. The Company is actively searching for other sources of possible funding, including joint ventures and secured construction debt. The Company has entered into joint venture agreements where the joint venture partner provides significant equity upon completion of the Pinnacle at Blue Ravine and Pinnacle Sonata communities and is reviewing other possible joint venture opportunities. Also, the Company owns unencumbered real estate assets which could be sold or used as collateral for financing purposes (subject to certain lender restrictions) and has encumbered assets with significant equity which could be further encumbered should other sources of capital not be available.


DIVIDENDS AND DISTRIBUTIONS TO MINORITY MEMBERS

A cash dividend has been paid to shareholders each quarter since the Company's inception in 1970. On February 22, 1999, the Company increased its dividend on its common shares from $1.44 per year to $1.56 per year. Total dividends paid to common shareholders for the three months ended March 31, 1999 and 1998 were $17,275,000 and $15,082,000 respectively. Additionally, the Company paid $756,000 in dividends on its 8 1/2% Series A Cumulative Redeemable Preferred Stock in the quarter ended March 31, 1999, which was a pro-rated amount for the actual time outstanding during the quarter.

Total distributions to minority members of the Company's consolidated subsidiaries were $1,437,000 and $1,016,000 for the three months ended March 31, 1999 and 1998, respectively.

BRE Properties
--------------------------------------------------------------------------------

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company's operations result primarily from changes in short-term LIBOR interest rates. The Company does not have any direct foreign exchange or other significant market risk.

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's unsecured line of credit. The Company primarily enters into fixed and variable rate debt obligations to support general corporate purposes, including acquisitions, capital expenditures and working capital needs. The Company continuously evaluates its level of variable rate debt with respect to total debt and other factors, including its assessment of the current and future economic environment. The Company did not have any derivative financial instruments at March 31, 1999, but has previously. In 1998, the Company closed out treasury rate lock agreements in conjunction with the issuance of $130 million unsecured senior notes due 2013 issued in February 1998. The purpose of these treasury rate lock agreements was to obtain what the Company considered advantageous pricing for future anticipated debt issuance.

The fair values of BRE's financial instruments (including such items in the financial statement captions as cash and short-term investments, other assets, mortgage loans, accounts payable and other liabilities and unsecured line of credit) approximate their carrying or contract values based on their nature, terms, and interest rates which approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of the Company's mortgage loans payable and unsecured senior notes approximates their carrying value at March 31, 1999.

The Company had $267,089,000 and $146,585,000 variable rate debt outstanding at March 31, 1999 and 1998, respectively. A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $385,000 and $229,000 respectively, on the Company's earnings and cash flows for the quarter based upon these quarter-end debt levels. The Company cannot predict the effect of adverse changes in interest rates on its variable rate debt and therefore its exposure to market risk, nor can there be any assurance that fixed rate long term debt will be available to the Company at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings
          None.

ITEM 2.   Changes in Securities and Use of Proceeds
          None.

ITEM 3.   Defaults upon Senior Securities
          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders
          None.

ITEM 5.   Other Information
          None.

ITEM 6.   Exhibits and Reports on Form 8-K
     (a)  Exhibits:
          11    Statement Re Computations of Per Share Earnings
          27    Financial Data Schedule
          99.1  Other Exhibits -Ratio of Earnings to Fixed Charges
     (b)  Reports on Form 8-K:
          Current Report Form 8-K, filed on January 29, 1999, pursuant to Item 5 reporting the public offering of the Company's 8 1/2% Series A Cumulative Redeemable Preferred Stock, with exhibits.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            BRE PROPERTIES, INC.
                                                                    (Registrant)



Date:   May 14, 1999               /s/ LeRoy E. Carlson
      --------------               --------------------
                                   LeRoy E. Carlson
                                   Executive Vice President,
                                   Chief Financial Officer and Secretary