Form 10-Q
period 1999-06-30
BRE PROPERTIES INC /MD/
filed 1999-08-16
CIK 1011174

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1999 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-5305

                             BRE PROPERTIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Maryland                                  94-1722214
--------------------------------------   ---------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


         44 Montgomery Street
               36th Floor
           San Francisco, CA                             94104-4809
--------------------------------------   ---------------------------------------
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

           Yes  X                                                No
           ------                                                -------

Number of shares of common stock
outstanding as of August 11, 1999                                44,675,757

                             BRE PROPERTIES, INC.

                              INDEX TO FORM 10-Q

                                 June 30, 1999

                                                                                          Page No.
                                                                                          --------

Part I         FINANCIAL INFORMATION

               ITEM 1:
               Consolidated balance sheets - June 30, 1999 and December 31,                      2
               1998

               Consolidated statements of income - three months ended June 30,                   3
               1999 and 1998

               Consolidated statements of income - six months ended June 30,                     4
               1999 and 1998

               Consolidated statements of cash flows - six months ended June                     5
               30, 1999 and 1998

               Notes to consolidated financial statements                                      6-7

               ITEM 2:
               Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                          8-18


               ITEM 3:
               Quantitative and Qualitative Disclosures about Market Risk                       19

PART II        OTHER INFORMATION

               ITEM 1  Legal Proceedings                                                        20
               ITEM 2  Changes in Securities and Use of Proceeds                                20
               ITEM 3  Defaults Upon Senior Securities                                          20
               ITEM 4  Submission of Matters to a Vote of Security Holders                      20
               ITEM 5  Other Information                                                        21
               ITEM 6  Exhibits and Reports on Form 8-K                                         21

BRE Properties, Inc.
--------------------------------------------------------------------------------


PART I   FINANCIAL INFORMATION
ITEM 1 - Financial Statements
         --------------------

Consolidated Balance Sheets (unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except per share data)

                                                                            June 30,             December 31, 1998
                                                                              1999
                                                                     --------------------     ---------------------
Assets

Real estate portfolio:
Direct investments in real estate:
  Investments in rental properties                                            $1,625,445                $1,618,461
  Construction in progress                                                        14,922                    43,830
  Less: accumulated depreciation                                                 (92,270)                  (75,838)
                                                                     --------------------     ---------------------
                                                                               1,548,097                 1,586,453
                                                                     --------------------     ---------------------

Equity interests in real estate joint ventures:
  Investments in rental properties                                                     -                         -
  Construction in progress                                                         9,918                         -
                                                                     --------------------     ---------------------
                                                                                   9,918                         -

Land under development                                                            28,448                    15,328
                                                                     --------------------     ---------------------

Total real estate portfolio                                                    1,586,463                 1,601,781

Cash                                                                               1,097                     2,057
Other assets                                                                      25,124                    27,078
                                                                     --------------------     ---------------------
Total assets                                                                  $1,612,684                $1,630,916
                                                                     ====================     =====================

Liabilities and Shareholders' Equity

Liabilities
Mortgage loans                                                                $  229,182                $  235,146
Unsecured senior notes                                                           253,000                   253,000
Unsecured line of credit                                                         202,000                   264,000
Accounts payable and other liabilities                                            15,896                    26,333
                                                                     --------------------     ---------------------
    Total liabilities                                                            700,078                   778,479
                                                                     --------------------     ---------------------

Commitments and contingencies (notes B and C)                                          -                         -

Minority interest                                                                 89,594                    87,432
                                                                     --------------------     ---------------------

Shareholders' equity
Preferred stock, $.01 par value, liquidation preference $25.00 per share, 10,000,000 shares authorized. 2,150,000 shares of Series A outstanding at June 30, 1999; no shares outstanding at December
  31, 1998                                                                        53,750                         -
Common stock, $.01 par value, 100,000,000 shares authorized.
  Shares issued and outstanding: 44,662,018 at June 30, 1999;
  44,221,560 at December 31, 1998                                                    447                       443
Additional paid-in capital                                                       671,361                   664,811
Accumulated net income in excess of cumulative dividends                          97,454                    99,751
                                                                     --------------------     ---------------------
    Total shareholders' equity                                                   823,012                   765,005
                                                                     --------------------     ---------------------

    Total liabilities and shareholders' equity                                 1,612,684                $1,630,916
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

                                                                         For the Three Months Ended
                                                                                  June 30,
                                                                -----------------------------------------
                                                                        1999                    1998
                                                                -------------------     -----------------
Revenue
Rental income                                                              $53,967               $45,873
Other income                                                                 4,372                 3,358
                                                                -------------------     -----------------
   Total revenue                                                            58,339                49,231
                                                                -------------------     -----------------

Expenses
Real estate operating                                                       17,459                15,227
Depreciation                                                                 9,126                 6,668
Interest                                                                    10,296                 8,827
General and administrative                                                   1,996                 1,705
                                                                -------------------     -----------------


   Total expenses                                                           38,877                32,427
                                                                -------------------     -----------------

Income before net gain (loss) on sales of investments in
   rental properties, minority interest and dividends
   attributable to preferred stock                                          19,462                16,804
Net gain (loss) on sales of investments in rental properties                    54                   (46)
                                                                -------------------     -----------------
Income before minority interest                                             19,516                16,758
Minority interest in income                                                  1,336                 1,017
                                                                -------------------     -----------------
   Net income                                                               18,180                15,741
Dividends attributable to preferred stock                                    1,142                     -
                                                                -------------------     -----------------
   Net income available to common shareholders                             $17,038               $15,741
                                                                ===================     =================

Net income per outstanding common share:
Income before net gain (loss) on sales of investments in rental
   properties less minority interest                                       $  0.38               $  0.37
Net gain (loss) on sales of investments in rental properties                     -                     -
                                                                -------------------     -----------------
Net income per share - basic                                               $  0.38               $  0.37
                                                                ===================     =================

Income before net gain (loss) on sales of investments in rental
   properties and minority interest                                        $  0.38               $  0.37
Net gain (loss) on sales of investments in rental properties                     -                     -
                                                                -------------------     -----------------
Net income per share - assuming dilution                                   $  0.38               $  0.37
                                                                ===================     =================

Weighted average common shares outstanding - basic                          44,570                42,170
                                                                ===================     =================

Weighted average common shares outstanding - assuming
   dilution                                                                 47,850                45,360
                                                                ===================     =================
Dividends declared and paid per common share                               $  0.39               $  0.36
                                                                ===================     =================

See notes to consolidated financial statements

BRE Properties, Inc.
--------------------------------------------------------------------------------

Consolidated Statements of Income (unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except per share data)

                                                                          For the Six Months Ended
                                                                                  June 30,
                                                                -----------------------------------------
                                                                        1999                    1998
                                                                -------------------     -----------------
Revenue
Rental income                                                             $106,260               $90,195
Other income                                                                 7,499                 6,449
                                                                -------------------     -----------------

   Total revenue                                                           113,759                96,644
                                                                -------------------     -----------------

Expenses
Real estate operating                                                       34,399                29,972
Depreciation                                                                17,310                13,153
Interest                                                                    20,135                17,362
General and administrative                                                   3,692                 3,370
Provision for non-recurring charge                                           1,250                     -
                                                                -------------------     -----------------

   Total expenses                                                           76,786                63,857
                                                                -------------------     -----------------
Income before net gain (loss) on sales of investments in
   rental properties, minority interest and dividends
   attributable to preferred stock                                          36,973                32,787
Net gain (loss) on sales of investments in rental properties                    54                  (871)
                                                                -------------------     -----------------
Income before minority interest                                             37,027                31,916
Minority interest in income                                                  2,751                 2,033
                                                                -------------------     -----------------
   Net income                                                               34,276                29,883
Dividends attributable to preferred stock                                    1,898                     -
                                                                -------------------     -----------------
   Net income available to common shareholders                            $ 32,378               $29,883
                                                                ===================     =================

Net income per outstanding common share:
Income before net gain (loss) on sales of investments in rental
   properties less minority interest                                      $   0.73               $  0.73
Net gain (loss) on sales of investments in rental properties                     -                ($0.02)
                                                                -------------------     -----------------
Net income per share - basic                                              $   0.73               $  0.71
                                                                ===================     =================

Income before net gain (loss) on sales of investments in rental
   properties and minority interest                                       $   0.73               $  0.73
Net gain (loss) on sales of investments in rental properties                     -                ($0.02)
                                                                -------------------     -----------------
Net income per share - assuming dilution                                  $   0.73               $  0.71
                                                                ===================     =================

Weighted average common shares outstanding - basic                          44,430                42,000
                                                                ===================     =================
Weighted average common shares outstanding - assuming
   dilution                                                                 47,740                45,260
                                                                ===================     =================

Dividends declared and paid per common share                              $   0.78               $  0.72
                                                                ===================     =================


See notes to consolidated financial statements

BRE Properties, Inc.
==============================================================================

Consolidated Statements of Cash Flows (unaudited)
-----------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                                                                          For the Six Months Ended
                                                                                  June 30,
                                                                          ------------------------
                                                                           1999               1998
                                                                           ----               ----
Cash flows from operating activities:
Net income                                                            $  34,276          $  29,883
Adjustments to reconcile net income to net cash generated by operating activities:
  Provision for depreciation                                             17,310             13,153
  Provision for nonrecurring charge                                       1,250                  -
  Net (gain) loss on sales of investments in rental properties              (54)               871
  Minority interest                                                       2,751              2,033
  (Decrease) in accounts payable and other liabilities                   (4,067)              (909)
  Decrease (increase) in other assets                                     2,396             (2,364)
                                                                      ---------          ---------
Net cash flows generated by operating activities                         53,862             42,667
                                                                      ---------          ---------

Cash flows from investing activities:
Additions to direct investment construction in progress                  (8,908)           (68,816)
Reimbursements of construction in progress from                          12,537                  -
  unconsolidated joint ventures
Purchase of land under development                                      (13,120)                 -
Multifamily properties purchased                                              -           (115,988)
Decrease in funds held in escrow                                              -              1,333
Capital expenditures                                                     (2,325)            (1,838)
Rehabilitation expenditures                                              (2,536)            (2,029)
Proceeds from sales of property, net                                     11,510             12,170
                                                                      ---------          ---------
Net cash flows (used in) investing activities                            (2,842)          (175,168)
                                                                      ---------          ---------

Cash flows from financing activities:
Principal payments on mortgage loans                                     (5,964)            (1,168)
Issuance of unsecured senior notes, net                                       -            126,213
Line of credit:
  Advances                                                               69,000            226,000
  Repayments                                                           (131,000)          (200,000)
Proceeds from preferred equity offering, net                             51,659                  -
Proceeds from common equity offerings, net                                    -              9,386
Proceeds from exercises of stock options, net                             3,663              2,141
Distributions to minority members                                        (2,765)            (2,033)
Dividends paid                                                          (36,573)           (30,329)
                                                                      ---------          ---------
Net cash flows (used in) generated by financing activities              (51,980)           130,210
                                                                      ---------          ---------
Decrease in cash                                                           (960)            (2,291)
Balance at beginning of period                                            2,057              4,216
                                                                      ---------          ---------
Balance at end of period                                              $   1,097          $   1,925
                                                                      =========          =========
Transfers of construction in progress to direct investment
  real estate                                                         $   5,347          $  50,340
                                                                      =========          =========
Transfers of construction in progress to joint venture
interest                                                              $  22,455                  -
                                                                      =========          =========
Interest capitalized                                                  $   5,035          $   4,857
                                                                      =========          =========
Mortgage loans assumed                                                        -          $   8,612
                                                                      =========          =========

See notes to consolidated financial statements

BRE Properties, Inc.
===============================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
-------------------------------------------------------------------------------
June 30, 1999

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Annual Report of BRE Properties, Inc. (the "Company" or "BRE") on Form 10-K for the year ended December 31, 1998 (the "1998 10-K"). In the opinion of management, all adjustments (consisting of normal recurring adjustments only) have been made that are necessary for a fair statement of the results for the interim periods presented herein.

BRE adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") in the fourth quarter of 1998. Statement 131 requires certain descriptive information to be provided about an enterprise's reportable segments. BRE has determined that it has one operating and reportable segment, multifamily communities, which comprised 98% of BRE's assets and 97% of its total revenues as of and for the quarter ended June 30, 1999. All multifamily communities owned by the Company are located in the Western United States.

BRE's business focus is the ownership and operation of multifamily communities and it evaluates performance and allocates resources primarily based on the net operating income ("NOI") of an individual multifamily community. NOI is defined by the Company (and generally by the real estate industry) as the excess of all revenue generated by the community (primarily rental revenue) less direct operating expenses (primarily, but not limited to, payroll, property taxes, insurance and maintenance expense). Accordingly, NOI excludes depreciation, capitalized expenditures and interest expense. NOI from multifamily communities totaled $39,161,000 and $32,634,000 for the quarters ended June 30, 1999 and 1998, respectively. All other segment measurements are presently disclosed in the accompanying consolidated balance sheets and Notes to Consolidated Financial Statements.

All revenues are from external customers and there are no revenues from transactions with other segments, as the only activity outside operating apartments is the ownership of one parcel of commercial land. There are no tenants that contributed 10% or more of BRE's total revenues in the quarters ended June 30, 1999 or 1998. Interest income is not separately reported as it is immaterial. Interest expense on debt is not allocated to individual properties, even if such debt is secured. Further, minority interest in consolidated subsidiaries is not allocated to the related properties. There is no provision for income tax as the Company is organized as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Certain reclassifications have been made from the prior year's presentation to conform to the current year's presentation.

The Company has entered into joint venture agreements in which BRE funds all or a pro rata share of the construction costs of a multifamily community. These funds include proceeds from construction loans. For certain joint ventures in which BRE funds all the cost of construction, upon the completion of the community, the community is contributed to the joint venture. The joint venture partner's equity contribution and long term secured debt (if any) pay off secured construction debt. The joint ventures are unconsolidated and are reported using the equity method, with secured debt offset against the cost basis of the community for financial statement presentation. From time to time, communities under construction that BRE currently directly owns (or consolidates for financial reporting purposes) may be contributed into a joint venture in the future. Accordingly, BRE has changed the line item captions in the balance sheet to reflect

BRE Properties, Inc.
===============================================================================

the joint ventures. Further, purchases of land for development have been segregated until the Company determines actual cost based on bids on construction contracts, the most advantageous course of development (including possibly selling part of the land) and whether the land will be contributed to a joint venture arrangement.

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

NOTE C - COMMITMENTS
--------------------

As of June 30, 1999, the Company had commitments to acquire two multifamily communities, with a total estimated acquisition cost of approximately $65 million. The Company expects to fund the commitments in calendar year 2000. There can be no assurance that these communities will be acquired or will be acquired for the estimated cost indicated.

BRE Properties, Inc.
==============================================================================

ITEM 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations
-------------------------------------------------------------------------------
June 30, 1999

Overview

BRE Properties, Inc. (the "Company" or "BRE") is a regionally focused, self-administered equity real estate investment trust ("REIT") which primarily owns and operates a portfolio of 84 apartment communities (aggregating 22,062 units) in 12 major markets of the Western United States. The Company also owns a medical office property and two properties held in partnerships in which BRE is a minority limited partner. The Company's revenues consist primarily of rental income (93% of total revenues in the quarters ended June 30, 1999 and 1998) derived from its portfolio of income-producing properties. Other income includes various fees and charges to residents of multifamily communities, and to a lesser extent, interest from notes receivable, fee management and development income and income from partnership investments. The policy of the Company is to emphasize cash flows from operations rather than the realization of capital gains through property dispositions. As dispositions of real estate assets are made, the Company typically seeks to reinvest net proceeds from sales in income-producing real estate.

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

BRE Properties, Inc.
===============================================================================

RESULTS OF OPERATIONS

Comparison of the Quarters Ended June 30, 1999 and 1998

Revenues

Total revenues were $58,339,000 for the three months ended June 30, 1999 compared to $49,231,000 for the same period in 1998. This increase was primarily due to an increase in multifamily rental revenues resulting from the acquisition of seven multifamily communities and the completion of eight multifamily properties previously under construction. This increase is offset in part by the sale of four multifamily communities during or after the quarter ended June 30, 1998, but before June 30, 1999. These changes in the portfolio contributed, on a net basis, approximately $6,852,000 to rental revenues for the three months ended June 30, 1999, as compared to the same period in 1998. Further, multifamily rental revenues from "same-store" communities (multifamily communities owned by the Company and stabilized as of April 1, 1998 and consisting of 17,816 of BRE's 22,062 total units) increased $1,528,000 for the three months ended June 30, 1999 compared to the same period in 1998. This increase in same-store communities was due primarily to an average increase in rental rates of approximately 4%, and a slight increase in physical occupancy was from 97% in quarter ended June 30, 1999 and 96% in the quarter ended June 30, 1998.

Other income increased from $3,358,000 in the quarter ended June 30, 1998 to $4,372,000 for the quarter ended June 30, 1999 due primarily to the portfolio changes discussed above and net development and management fees and was offset in part by the loss of other income due to the sale of four commercial and retail properties.

A summary of the components of revenue for the quarters ended June 30, 1999 and 1998 follows (dollars in thousands):

                                            Three months ended                      Three months ended
                                              June 30, 1999                           June 30, 1998
                                       ---------------------------          ---------------------------
                                                     % of Total                           % of Total     % Change from
                                    Revenues         Revenues              Revenues         Revenues       1998 to 1999
                                    --------         --------              --------         --------       ------------
Rental Revenue:
Multifamily:
 Same-store                          $43,982                                $42,454                                   4%
 Non same-store                        9,929                                  3,072                                 223%
                                     -------                                -------

Total Multifamily                     53,911               92%               45,526               93%                18%
Commercial and retail                     56                -                   347                -                  -
                                     -------              ----              -------              ----
Rental revenue                        53,967               92%               45,873               93%                18%
Other income                           4,372                8%                3,358                7%                30%
                                     -------               ----             -------              ----
Total revenue                        $58,339              100%              $49,231              100%                18%
                                     =======              ====              =======              ====

Multifamily communities physical occupancy rates as of June 30, 1999 and 1998 were as follows:
                                                        1999        1998
-------------------------------------------------------------------------
Multifamily:  Same-store                                  97%         96%
-------------------------------------------------------------------------
Multifamily:  All                                         96%         96%
-------------------------------------------------------------------------

Portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. Apartment units are generally leased to residents for rental terms which do not exceed one year.

BRE Properties, Inc.
===============================================================================

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties (including maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) for the quarter ended June 30, 1999 increased 15% to $17,459,000 from the comparable period in 1998 primarily due to expenses of seven multifamily property acquisitions and the completion of eight multifamily properties previously under construction. This increase is offset in part by the sale of four multifamily communities during or after the quarter ended June 30, 1998, but before June 30, 1999. Real estate expenses as a percentage of total revenues were 29.9% and 30.9% for the quarters ended June 30, 1999 and 1998, respectively.

A summary of the categories of real estate expenses for the quarters ended June 30, 1999 and 1998 follows (dollars in thousands):

                                      Three months ended                    Three months ended
                                        June 30, 1999                         June 30, 1998
                                 -------------------------           ---------------------------
                                               % of Total                             % of Total    Change from
                                   Expense     Revenue               Expenses         Revenue       1998 to 1999
                                   -------     -------               --------         -------       ------------
Multifamily:
Same-store                         $14,146                            $13,972                                  1%
Non same-store                       3,343                                994                                236%
Other                                  (30)                               226                               (113)%
                                   -------                            -------
Total Multifamily                   17,459        29.9%                15,192            30.9%                15%
Commercial and retail                    -                                 35                                  -
                                   -------                            -------
Total real estate expense          $17,459                            $15,227                                 15%
                                   =======                            =======


Provision for Depreciation

The provision for depreciation increased by $2,458,000 to $9,126,000 for the quarter ended June 30, 1999 from the comparable period of 1998. The increase in 1999 resulted primarily from multifamily property acquisitions and the completion of eight properties previously under construction and was offset in part by dispositions of multifamily and commercial and retail properties in prior periods.

Interest Expense

Interest expense was $10,296,000 (net of interest capitalized to the cost of apartment communities under development of $2,001,000) for the quarter ended June 30, 1999, an increase of $1,469,000 or 17%. Interest expense was $8,827,000 for the same period in 1998 and was net of $2,831,000 of interest capitalized to the cost of apartment communities under construction. This increase was due largely to lower amounts of capitalized interest (due to the delivery and occupancy of communities previously under construction) and interest expense on higher average balances on the line of credit (due to expenditures on construction in progress).

BRE Properties, Inc.
===============================================================================

General and Administrative

General and administrative costs were $1,996,000 or approximately 3.4% of total revenues for the second quarter in 1999 and $1,705,000 or approximately 3.5% of total revenues, for the second quarter in 1998. The reduction in general and administrative costs as a percentage of total revenues is a result of economies in administrating a larger portfolio, with total revenues increasing approximately 18% from the quarter ended June 30, 1998 to the quarter ended June 30, 1999.

Net Gain (Loss) on Sales of Real Estate Investments

The net gain on sale of real estate investments for the three months ended June 30, 1999 was due to the gain on sale of the Los Senderos community in Phoenix, Arizona and was offset by the loss on sale of a property under construction. The net loss on the sales of real estate investments for the quarter ended June 30, 1998 was primarily due to the sale of Santa Paula Village Apartments and Santa Ana Industrial properties.

Minority Interest in Income

Minority interest in income was $1,336,000 and $1,017,000 for the quarters ended June 30, 1999 and 1998, respectively. The increase is due to the addition of one property structured as a limited liability company whose minority members have no conversion rights into the Company's common stock. Further, additional Operating Company units in a consolidated subsidiary, BRE Property Investors LLC, were granted to minority members pursuant to the achievement of certain goals with respect to communities under development and this increase was offset in part by the conversion of operating company units into common stock.

Dividends Attributable to Preferred Stock

During the quarter ended March 31, 1999, the Company issued 2,150,000 shares of 8 1/2% Series A Cumulative Redeemable Preferred Stock for net proceeds of approximately $51,600,000. There was no preferred stock outstanding in the quarter ended June 30, 1998.

Net Income Available to Common Shareholders

Net income available to common shareholders was $17,038,000 and $15,741,000 for the quarters ended June 30, 1999 and 1998 respectively, an increase of $1,297,000. This increase is primarily due to net earnings from the addition of seven multifamily apartment communities and eight communities previously under construction and offset in part by the dividend on the 8 1/2% Series A Cumulative Redeemable Preferred Stock issued in January 1999.

BRE Properties, Inc.
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 1999 and 1998

Revenues

Total revenues were $113,759,000 for the six months ended June 30, 1999 compared to $96,644,000 for the same period in 1998. This increase was primarily due to an increase in multifamily rental revenues resulting from the acquisition of seven multifamily communities and the completion of eight multifamily properties previously under construction. This increase is offset in part by the sale of four multifamily communities during or after the six months ended June 30, 1998, but before June 30, 1999. These changes in the portfolio contributed, on a net basis, approximately $14,192,000 to multifamily rental revenues for the six months ended June 30, 1999 as compared to the same period in 1998. Further, multifamily rental revenues from "same-store" communities (multifamily communities owned by the Company and stabilized as of January 1, 1998 and consisting of 17,592 of BRE's 22,062 total units) increased $2,402,000 for the six months ended June 30, 1999, compared to the same period in 1998. This increase in revenue from same-store communities was due primarily to an average increase in rental rates of approximately 4% as physical occupancy was slightly lower in the six months ended June 30, 1999, as compared to the six months ended June 30, 1998.

Other income increased from $6,449,000 in the six months ended June 30, 1998 to $7,499,000 for the six months ended June 30, 1999, due primarily to the portfolio changes discussed above and net development and management fees and was offset in part by the loss of other income due to the sale of four commercial and retail properties and one partnership investment.

A summary of the components of revenue for the six months ended June 30, 1999 and 1998 follows (dollars in thousands):

                                             Six months Ended                        Six months Ended
                                              June 30, 1999                           June 30, 1998
                                    ----------------------------------     ---------------------------------
                                                          % of Total                           % of Total       % Change from
                                      Revenues             Revenues          Revenues           Revenues        1998 to 1999
                                    ------------       ---------------     --------------    ---------------   ---------------
Rental Revenue:
Multifamily:
 Same-store                          $ 86,027                                  $83,625                                3%
 Non same-store                        20,101                                    5,908                              240%
                                     --------                                  -------
Total Multifamily                     106,128                   93%             89,533           93%                 19%
Commercial and retail                     132                    -                 662            -                 (80%)
                                     --------                  ---             -------          ---
Rental revenue                        106,260                   93%             90,195           93%                 18%
Other income                            7,499                    7%              6,449            7%                 16%
                                     --------                  ---             -------          ---
Total revenue                        $113,759                  100%            $96,644          100%                 18%
                                     ========                  ===             =======          ===

BRE Properties, Inc.
--------------------------------------------------------------------------------

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties (including maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) for the six months ended June 30, 1999 increased 15% to $34,399,000 from the comparable period in 1998 primarily due to expenses of seven multifamily property acquisitions and the completion of eight multifamily properties previously under construction. This increase is offset in part by the sale of four communities during or after the six months ended June 30, 1998, but before June 30, 1999. Real estate expenses as a percentage of total revenues were 30.2% and 31.0% for the six months ended June 30, 1999 and 1998, respectively.

A summary of the categories of real estate expenses for the six months ended June 30, 1999 and 1998 follows (dollars in thousands):

                                      Six months ended                       Six months ended
                                        June 30, 1999                          June 30, 1998
                            ----------------------------------     ----------------------------------
                                                   % of Total                             % of Total         % Change from
                                 Expense            Revenue             Expense            Revenue           1998 to 1999
                            ---------------    ---------------     ---------------    ---------------     ---------------
Multifamily:
Same-store                          $27,668                                $27,699                                      -
Non same-store                        6,695                                  1,875                                    257%
Other                                    36                                    350                                    (89%)
                            ---------------                        ---------------
Total Multifamily                    34,399               30.2%             29,922               31.0%                 15%
Commercial and retail                     -                                     50                                      -
                            ---------------                        ---------------
Total real estate expense           $34,399                                $29,972                                     15%
                            ===============                        ===============

Provision for Depreciation

The provision for depreciation increased by $4,157,000 to $17,310,000 for the six months ended June 30, 1999 from the comparable period of 1998. The increase in 1999 resulted primarily from multifamily property acquisitions and the completion of eight properties previously under construction and was offset in part by dispositions of multifamily and commercial and retail properties in prior periods.

Interest Expense

Interest expense was $20,135,000 (net of interest capitalized to the cost of apartment communities under development of $5,035,000) for the six months ended June 30, 1999, an increase of $2,773,000 or 16%. Interest expense was $17,362,000 for the same period in 1998 and was net of $4,857,000 of interest capitalized to the cost of apartment communities under construction. This increase was due largely to interest expense for the full six months in the period ended June 30, 1999 on the Company's $130,000,000 unsecured senior notes, which were issued in February 1998, and higher average balances on the line of credit due to expenditures on construction in progress.

BRE Properties, Inc.
--------------------------------------------------------------------------------

General and Administrative

General and administrative costs were $3,692,000 or approximately 3.2% of total revenues for the first six months in 1999 and $3,370,000 or approximately 3.5% of total revenues, for the first six months in 1998. The reduction in general and administrative costs as a percentage of total revenues is a result of economies in administrating a larger portfolio, with total revenues increasing 18% from the six months ended June 30, 1998 to the six months ended June 30, 1999.

Net Gain (Loss) on Sales of Real Estate Investments

The net gain on sale of real estate investments for the six months ended June 30, 1999 was due to the sale of the Los Senderos community in Phoenix, Arizona and was offset by a loss on a sale of property previously under construction. The net loss on sales of real estate investments for the six months ended June 30, 1998 was primarily due to the sale of the Park Glenn apartment community in Camarillo, California, and the limited partnership interest in Chateau de Ville partnership in Anaheim, California.

Minority Interest in Income

Minority interest in income was $2,751,000 and $2,033,000 for the six months ended June 30, 1999 and 1998, respectively. The increase is due to the addition of one property structured as a limited liability company whose minority members have no conversion rights into the Company's common stock. Further, additional Operating Company units in a consolidated subsidiary, BRE Property Investors LLC, were granted to minority members pursuant to the performance of certain goals with respect to communities under development and in part offset by the conversion of operating company units to common stock.

Dividends Attributable to Preferred Stock

During the quarter ended March 31, 1999, the Company issued 2,150,000 shares of 8 1/2% Series A Cumulative Redeemable Preferred Stock. There was no preferred stock outstanding in the six months ended June 30, 1998.

Net Income Available to Common Shareholders

Net income available to common shareholders was $32,378,000 and $29,883,000 for the six months ended June 30, 1999 and 1998, respectively, an increase of $2,495,000. This increase is primarily due to net earnings from the addition of seven multifamily apartment communities and eight communities previously under construction, a loss on sale of rental properties of $871,000 in 1998 where there was a $54,000 gain in 1999 and offset in part by the dividend on the 8 1/2% Series A Cumulative Redeemable Preferred Stock issued in January 1999.

BRE Properties, Inc.
--------------------------------------------------------------------------------

Land Under Development and Construction in Progress

Land acquired for development is capitalized and reported as "Land under development" until the most advantageous development plan for the land is formalized. Once the development plan is determined, the costs are transferred to the balance sheet line item "Construction in progress". Land acquisition, development and carrying costs of properties under construction are capitalized and reported as a "direct investments in real estate" or "equity interests in real estate joint ventures", as appropriate, in "Construction in progress." The Company transfers the capitalized costs for each building in a community under construction to the balance sheet line item "Investments in rental properties" once the building receives a final certificate of occupancy and is ready to lease.

The following table presents data with respect to the Company's properties included in land under development and construction in progress at June 30, 1999. Completion of these properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. No assurance can be given that these properties will be completed or, if completed, that they will be completed by the estimated dates or for the estimated amounts or that they will contain the number of proposed units in the table below.

                                     Proposed         Cost to date -          Estimated Total
           Category                  Units/1/          June 30, 1999                Cost
------------------------------    -------------    -------------------    ----------------------
Direct investment
construction in progress/2/                 248            $14,922,000              $ 38,300,000

Equity interests in joint
venture construction in
progress/3/                                 780             41,510,000                86,500,000
                                  -------------    -------------------    ----------------------

     Subtotal                             1,028             56,432,000              $124,800,000
                                                                          ======================

Land under development/4/                   694             28,448,000
                                  -------------    -------------------
                                          1,722            $84,880,000
                                  =============    ===================

______________________

/1/  As of June 30, 1999, none of these units had been delivered.

/2/ Consists of the Pinnacle Bellevue community in Bellevue Washington, with 248 units planned and an estimated completion in the fourth quarter of 2000.

/3/ Consists of three communities, Pinnacle at Blue Ravine, Pinnacle Sonata and Pinnacle at Queen Creek, with 260, 268 and 252 units planned, respectively. These three communities are under joint venture agreements and are presented on the financial statements net of $31,592,000 of draws on construction loans.

/4/ Consists of Pinnacle Carmel Creek in San Diego, California and Pinnacle MacArthur Place in Santa Ana, California. The development plans for these communities are under review and finalization, including obtaining final bids for construction costs, and the total proposed units may change.

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

Due to the complexity and pervasiveness of the year 2000 issue and, in particular, the uncertainty regarding the compliance programs of third parties, actual results could differ materially from those anticipated.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company's cash and cash equivalents totaled $1,097,000, down from $2,057,000 at December 31, 1998. Borrowings under the Company's line of credit were $202,000,000 at June 30, 1999, compared to $264,000,000 at
December 31, 1998. Drawings on the line of credit are available to fund property acquisitions, capital improvements, operating expenses and pay dividends to shareholders. The Company typically reduces its outstanding balance on the line of credit with cash balances as available.

At June 30, 1999, the Company's line of credit provided for borrowings of up to $400,000,000, with $198,000,000 available at that date. The line of credit bears interest at LIBOR plus .70% or lower based on bids of the participating banks. Cost of the line of credit is .15% per annum on the total commitment amount.

Additionally, the Company had $73,000,000 of unsecured indebtedness at June 30, 1999, with an interest rate of 7.88% per annum as to $18,000,000 and 7.44% per annum as to $55,000,000.

BRE Properties, Inc.
--------------------------------------------------------------------------------

This indebtedness is to be repaid through scheduled principal payments in the years 2000 to 2005. The Company also had a $50,000,000 issue of unsecured notes due 2007, with an effective rate of 7.8% and a $130,000,000 issue of unsecured notes due 2013 with an effective rate of approximately 7.3%. At June 30, 1999, the Company also had outstanding mortgage indebtedness of $229,182,000 at interest rates ranging from 5.3% to 9.3%, with an overall average of approximately 7.7%. The remaining terms of the mortgage indebtedness range from less than one to 29 years. Additionally, the Company's communities included in equity interests in real estate joint ventures have a total of $72,731,000 in construction loans with $31,592,000 outstanding at June 30, 1999 with interest rates ranging from 6.5% to 7.25%, and maturities from less than one year to 12 years.

For additional information regarding the Company's line of credit, unsecured notes payable and mortgage loans payable, including scheduled principal payments over the next five years, see Notes 5 and 6 in the Notes to Consolidated Financial Statements contained in the Company's 1998 Report on Form 10-K. Certain of the Company's indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. The Company was in compliance with all such financial covenants during the applicable periods, including the three and six months ended June 30, 1999.

The Company funded a total of approximately $27,963,000 for construction of direct investment and joint venture communities under development in the six months ended June 30, 1999. These acquisition and construction costs were funded with borrowings on the line of credit, a preferred equity offering and secured construction financing for joint venture communities totaling $31,592,000. Because of higher prices and corresponding declining rates of return on completed apartment communities in its targeted Western markets, the Company does not anticipate significant acquisitions of completed apartment communities in the remainder of 1999.

The Company intends to meet its short-term liquidity requirements through cash balances and cash flows provided by operations, borrowings on the unsecured line of credit, and to a lesser extent, proceeds from asset sales. The Company believes that its cash flow, cash available from its line of credit and additional secured borrowings (including secured construction financing) will be sufficient to meet its liquidity needs during the remainder of 1999, which include normal recurring expenses, debt service requirements, budgeted expenditures for improvements to certain properties and distributions required to maintain the Company's REIT qualification under the Code.

The Company anticipates that it will continue to require outside sources of financing to meet its long-term liquidity needs beyond 1999, such as scheduled debt repayments, construction funding and property acquisitions. At June 30, 1999, the Company had committed to the purchase of approximately $65,000,000 of multifamily communities and had an estimated cost of $23,400,000 to complete direct investment construction in progress. The estimated cost to complete the Company's equity interest in joint venture multifamily communities is approximately $45,000,000, of which the Company anticipates $38,000,000 will be funded by drawings on the joint venture's construction loans and the joint venture partners' equity contribution. The cost to complete of the Company's land under development is still under review and construction contracts are not yet finalized; further, such properties may be funded through joint ventures.

To facilitate the acquisition of public capital, the Company filed a universal shelf registration statement in March 1998 providing for the issuance of up to $750,000,000 in equity, debt, preferred or convertible securities, of which approximately $640,000,000 remains unused at June 30, 1999. During the quarter ended March 31, 1999, the Company issued shares of its 8 1/2%

BRE Properties, Inc.
--------------------------------------------------------------------------------

Series A Cumulative Redeemable Preferred Stock for net proceeds of approximately $51,600,000. The proceeds from this issuance were used initially to pay down outstanding balances on the line of credit. The Company believes that public capital markets will not be, for the foreseeable future, as significant a source of funding as they have been in the two years ended June 30, 1999. The Company is actively searching for other sources of possible funding, including joint ventures and secured construction debt. The Company has entered into joint venture agreements in which the joint venture partner provides significant equity upon completion of the Pinnacle at Blue Ravine, Pinnacle Sonata and Pinnacle at Queen Creek communities and is reviewing other possible joint venture opportunities. The Company also owns unencumbered real estate assets that could be sold or used as collateral for financing purposes (subject to certain lender restrictions) and has encumbered assets with significant equity that could be further encumbered should other sources of capital not be available.

DIVIDENDS AND DISTRIBUTIONS TO MINORITY MEMBERS

A cash dividend has been paid to shareholders each quarter since the Company's inception in 1970. On February 22, 1999, the Company increased its dividend on its common shares from $1.44 per year to $1.56 per year. Total dividends paid to common shareholders for the six months ended June 30, 1999 and 1998 were $34,675,000 and $30,329,000 respectively. Additionally, the Company paid $1,898,000 in dividends on its 8 1/2% Series A Cumulative Redeemable Preferred Stock in the six months ended June 30, 1999, which was a pro-rated amount for the actual time outstanding during the period. The Company had no preferred stock outstanding during 1998.

Total distributions to minority members of the Company's consolidated subsidiaries were $2,765,000 and $2,033,000 for the six months ended June 30, 1999 and 1998, respectively.

BRE Properties, Inc.
--------------------------------------------------------------------------------

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference to Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 1998.
There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 1998.

BRE Properties, Inc.
--------------------------------------------------------------------------------

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
         None.

ITEM 2.  Changes in Securities and Use of Proceeds
         None.

ITEM 3.  Defaults upon Senior Securities
         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of shareholders held on May 11, 1999, the shareholders elected three Directors for three-year terms, and approved one other corporate action by the following votes:

                                                                                                               BROKER
                                               FOR                         AGAINST         WITH-HELD         NON-VOTE
                             ---------------------------------------    --------------    ------------    --------------
                                                  % of
                                                 Shares
                                                 Voted        % of
                                                on this       Out-          No. of           No. of           No. of
                             No. of shares       Item       standing        Shares           Shares           Shares
                             -------------      -------     --------        ------          -------          --------
Item No. 1
(Election of Directors)

Class II

L. Michael Foley              32,504,929          99%          73%                           274,801

John McMahan                  32,371,646          99%          73%                           408,084

Gregory M. Simon              32,505,203          99%          73%                           274,527

Item No. 2
Approval of the 1999
BRE Stock Incentive
Plan                          24,776,794          76%          56%         7,024,575         978,357                 4

BRE Properties, Inc.
--------------------------------------------------------------------------------

The terms of office of the Company's six other directors continued after the Annual meeting, as follows:


               ----------------------------------------------------------
               Director                         Term Expires       Class
               ----------------------------------------------------------

               William E. Borsari                   2000             III

               Frank C. McDowell                    2000             III

               Edward E. Mace                       2000             III

               Robert A. Fiddaman                   2001              I

               Roger P. Kuppinger                   2001              I

               Arthur G. von Thaden                 2001              I

               ----------------------------------------------------------


ITEM 5.  Other Information
         None.

ITEM 6.  Exhibits and Reports on Form 8-K
     (a)  Exhibits:
          10.1  1999 BRE Stock Incentive Plan
          10.2  Amended and Restated Non-Employee Director Stock Option Plan
          11    Statement Re Computations of Per Share Earnings
          27    Financial Data Schedule
          99.1  Other Exhibits -Ratio of Earnings to Fixed Charges
     (b)  Reports on Form 8-K:
          None.

BRE Properties, Inc.
--------------------------------------------------------------------------------

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            BRE PROPERTIES, INC.
                                                                    (Registrant)



Dated:  August 13, 1999                 /s/ Leroy E. Carlson
        ---------------                 ---------------------------------------
                                        LeRoy E. Carlson
                                        Executive Vice President,
                                        Chief Financial Officer and Secretary

BRE Properties, Inc.
--------------------------------------------------------------------------------

                               Index to Exhibits

Exhibit Number        Description of Document                Page Number
----------------    ----------------------------------    ------------------

10.1                1999 BRE Stock Incentive Plan

10.2                Amended and Restated Non-Employee
                    Director Stock Option Plan

11                  Statement Re Computations of Per
                    Share Earnings

27                  Financial Data Schedule

99.1                Ratio of Earnings to Fixed Charges