Form 10-Q
period 1999-09-30
BRE PROPERTIES INC /MD/
filed 1999-11-12
CIK 1011174

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1999 OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-5305

                             BRE PROPERTIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Maryland                                       94-1722214
---------------------------------------------              ---------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
  or organization)                                          Identification No.)

           44 Montgomery Street
                36th Floor
            San Francisco, CA                                    94104-4809
---------------------------------------------              ---------------------
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

                   Yes   X                         No
                   --------                        --------

Number of shares of common stock
outstanding as of  November 9, 1999                44,679,341

                             BRE PROPERTIES, INC.

                              INDEX TO FORM 10-Q

                              September 30, 1999

                                                                        Page No.
                                                                        --------
PART I   FINANCIAL INFORMATION

         ITEM 1:
         Consolidated balance sheets - September 30, 1999 and December
         31, 1998                                                           2

         Consolidated statements of income - three months ended
         September 30, 1999 and 1998                                        3

         Consolidated statements of income - nine months ended
         September 30, 1999 and 1998                                        4

         Consolidated statements of cash flows - nine months ended
         September 30, 1999 and 1998                                        5

         Notes to consolidated financial statements                       6-7

         ITEM 2:
         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       8-18

         ITEM 3:
         Quantitative and Qualitative Disclosures about Market Risk        19

PART II  OTHER INFORMATION

         ITEM 1  Legal Proceedings                                         20
         ITEM 2  Changes in Securities and Use of Proceeds                 20
         ITEM 3  Defaults Upon Senior Securities                           20
         ITEM 4  Submission of Matters to a Vote of Security Holders       20
         ITEM 5  Other Information                                         20
         ITEM 6  Exhibits and Reports on Form 8-K                          20

BRE Properties, Inc.
--------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION
ITEM 1 - Financial Statements
         --------------------

Consolidated Balance Sheets (unaudited)
-------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands, except per share data)
                                                                       September 30, 1999        December 31, 1998
                                                                     --------------------     ---------------------
Assets

Real estate portfolio:
Direct investments in real estate:
 Investments in rental properties                                              $1,653,537                $1,618,461
 Construction in progress                                                          35,198                    43,830
 Less: accumulated depreciation                                                  (100,870)                  (75,838)
                                                                     --------------------     ---------------------
                                                                                1,587,865                 1,586,453
                                                                     --------------------     ---------------------

Equity interests in real estate joint ventures:
 Investments in rental properties                                                       -                         -
 Construction in progress                                                          12,382                         -
                                                                     --------------------     ---------------------
                                                                                   12,382                         -
                                                                     --------------------     ---------------------

Land under development                                                             20,358                    15,328
                                                                     --------------------     ---------------------

Total real estate portfolio                                                     1,620,605                 1,601,781

Cash                                                                                3,244                     2,057
Other assets                                                                       25,705                    27,078
                                                                     --------------------     ---------------------
Total assets                                                                   $1,649,554                $1,630,916
                                                                     ====================     =====================

Liabilities and Shareholders' Equity

Liabilities
Mortgage loans                                                                 $  228,399                $  235,146
Unsecured senior notes                                                            253,000                   253,000
Unsecured line of credit                                                          238,000                   264,000
Accounts payable and other liabilities                                             17,362                    26,333
                                                                     --------------------     ---------------------
  Total liabilities                                                               736,761                   778,479
                                                                     --------------------     ---------------------

Commitments and contingencies (notes B and C)                                           -                         -

Minority interest                                                                  88,864                    87,432
                                                                     --------------------     ---------------------

Shareholders' equity
Preferred stock, $.01 par value, liquidation preference $25.00 per share, 10,000,000 shares authorized.  Shares issued and
 outstanding: 2,150,000 shares of Series A at September 30, 1999; no
 shares outstanding at December 31, 1998                                           53,750                         -
Common stock, $.01 par value, 100,000,000 shares authorized.
 Shares issued and outstanding: 44,679,341 at September 30, 1999;
 44,221,560 at December 31, 1998                                                      447                       443
Additional paid-in capital                                                        671,782                   664,811
Accumulated net income in excess of cumulative dividends                           97,950                    99,751
                                                                     --------------------     ---------------------
  Total shareholders' equity                                                      823,929                   765,005
                                                                     --------------------     ---------------------

  Total liabilities and shareholders' equity                                   $1,649,554                $1,630,916
                                                                     ====================     =====================

See notes to consolidated financial statements

BRE Properties, Inc.
--------------------------------------------------------------------------------

Consolidated Statements of Income (unaudited)
---------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands, except per share data)
                                                                         For the Three Months Ended
                                                                               September 30,
                                                                -----------------------------------------
                                                                        1999                    1998
                                                                -------------------     -----------------
Revenue
Rental income                                                               $55,519               $49,423
Other income                                                                  4,310                 3,327
                                                                -------------------     -----------------

  Total revenue                                                              59,829                52,750
                                                                -------------------     -----------------

Expenses
Real estate operating                                                        18,587                17,671
Depreciation                                                                  8,977                 7,024
Interest                                                                     10,400                 8,604
General and administrative                                                    1,431                 1,715
Provision for non-recurring charge                                                -                 2,400
                                                                -------------------     -----------------

  Total expenses                                                             39,395                37,414
                                                                -------------------     -----------------

Income before net gain (loss) on sales of investments in rental properties, minority interest and dividends attributable to
 preferred stock                                                             20,434                15,336
Net gain (loss) on sales of investments in rental properties                      -                  (202)
                                                                -------------------     -----------------
Income before minority interest                                              20,434                15,134
Minority interest in income                                                   1,353                 1,018
                                                                -------------------     -----------------
  Net income                                                                 19,081                14,116
Dividends attributable to preferred stock                                     1,142                     -
                                                                -------------------     -----------------
  Net income available to common shareholders                               $17,939               $14,116
                                                                ===================     =================

Net income per outstanding common share:
Income before net gain (loss) on sales of investments in rental
 properties less minority interest                                          $  0.40               $  0.33
Net gain (loss) on sales of investments in rental properties                      -                 (0.01)
                                                                -------------------     -----------------
Net income per share - basic                                                $  0.40               $  0.32
                                                                ===================     =================

Income before net gain (loss) on sales of investments in rental
 properties and minority interest                                           $  0.40               $  0.32
Net gain (loss) on sales of investments in rental properties                      -                     -
                                                                -------------------     -----------------
Net income per share - assuming dilution                                    $  0.40               $  0.32
                                                                ===================     =================

Weighted average common shares outstanding - basic                           44,680                43,480
                                                                ===================     =================

Weighted average common shares outstanding - assuming dilution               47,860                46,570
                                                                ===================     =================

Dividends declared and paid per common share                                $  0.39               $  0.36
                                                                ===================     =================

See notes to consolidated financial statements

BRE Properties, Inc.
--------------------------------------------------------------------------------

Consolidated Statements of Income (unaudited)
---------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands, except per share data)
                                                                         For the Nine Months Ended
                                                                               September 30,
                                                                -----------------------------------------
                                                                        1999                    1998
                                                                -------------------     -----------------
Revenue
Rental income                                                              $161,779              $139,618
Other income                                                                 11,809                 9,776
                                                                -------------------     -----------------

  Total revenue                                                             173,588               149,394
                                                                -------------------     -----------------
Expenses
Real estate operating                                                        52,986                47,643
Depreciation                                                                 26,287                20,177
Interest                                                                     30,535                25,966
General and administrative                                                    5,123                 5,085
Provision for non-recurring charge                                            1,250                 2,400
                                                                -------------------     -----------------

  Total expenses                                                            116,181               101,271
                                                                -------------------     -----------------

Income before net gain (loss) on sales of investments in rental properties, minority interest and dividends attributable to
 preferred stock                                                             57,407                48,123
Net gain (loss) on sales of investments in rental properties                     54                (1,073)
                                                                -------------------     -----------------
Income before minority interest                                              57,461                47,050
Minority interest in income                                                   4,104                 3,051
                                                                -------------------     -----------------
  Net income                                                                 53,357                43,999
Dividends attributable to preferred stock                                     3,040                     -
                                                                -------------------     -----------------
  Net income available to common shareholders                              $ 50,317              $ 43,999
                                                                ===================     =================

Net income per outstanding common share:
Income before net gain (loss) on sales of investments in rental
 properties less minority interest                                         $   1.13              $   1.06
Net gain (loss) on sales of investments in rental properties                      -                 (0.03)
                                                                -------------------     -----------------
Net income per share - basic                                               $   1.13              $   1.03
                                                                ===================     =================

Income before net gain (loss) on sales of investments in rental
 properties and minority interest                                          $   1.13              $   1.05
Net gain (loss) on sales of investments in rental properties                      -                 (0.02)
                                                                -------------------     -----------------
Net income per share - assuming dilution                                   $   1.13              $   1.03
                                                                ===================     =================

Weighted average common shares outstanding - basic                           44,500                42,560
                                                                ===================     =================

Weighted average common shares outstanding - assuming dilution               47,740                45,760
                                                                ===================     =================


Dividends declared and paid per common share                               $   1.17              $   1.08
                                                                ===================     =================

See notes to consolidated financial statements

BRE Properties, Inc.
--------------------------------------------------------------------------------

Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                                                                                 For the Nine Months Ended
                                                                                       September 30,
                                                                    ------------------------------------------------
                                                                              1999                       1998
                                                                    ----------------------      --------------------
Cash flows from operating activities:
Net income                                                                       $  53,357                 $  43,999
Adjustments to reconcile net income to net cash generated by operating activities:
  Provision for depreciation                                                        26,287                    20,177
  Provision for nonrecurring charge                                                      -                     2,400
  Net (gain) loss on sales of investments in rental properties                         (54)                    1,073
  Minority interest                                                                  4,104                     3,051
  (Decrease) increase in accounts payable and other liabilities                     (1,351)                    1,964
  Decrease (increase) in other assets                                                1,438                    (1,233)
                                                                    ----------------------      --------------------
Net cash flows generated by operating activities                                    83,781                    71,431
                                                                    ----------------------      --------------------

Cash flows from investing activities:
Additions to direct investment construction in progress                            (26,203)                 (142,846)
Reimbursements of construction in progress from unconsolidated
 joint ventures                                                                     10,073                         -
Purchase of land under development                                                  (5,030)                        -
Multifamily properties purchased                                                   (24,264)                 (115,988)
Decrease in funds held in escrow                                                         -                    15,833
Capital expenditures                                                                (3,485)                   (2,645)
Rehabilitation expenditures                                                         (8,185)                   (4,762)
Proceeds from sales of property, net                                                11,510                    20,295
                                                                    ----------------------      --------------------
Net cash flows (used in) investing activities                                      (45,584)                 (230,113)
                                                                    ----------------------      --------------------

Cash flows from financing activities:
Principal payments on mortgage loans                                                (6,747)                   (5,135)
Issuance of unsecured senior notes, net                                                  -                   130,000
Costs of issuance of senior unsecured notes                                              -                    (3,787)
Line of credit:
  Advances                                                                         126,000                   346,000
  Repayments                                                                      (152,000)                 (318,000)
Proceeds from preferred equity offering, net                                        51,659                         -
Proceeds from common equity offerings, net                                               -                    56,306
Proceeds from exercises of stock options, net                                        3,438                     1,332
Distributions to minority members                                                   (4,202)                   (3,051)
Dividends paid                                                                     (55,158)                  (45,981)
                                                                    ----------------------      --------------------
Net cash flows (used in) generated by financing activities                         (37,010)                  157,684
                                                                    ----------------------      --------------------
Increase (decrease) in cash                                                          1,187                      (998)
Balance at beginning of period                                                       2,057                     4,216
                                                                    ----------------------      --------------------
Balance at end of period                                                             3,244                 $   3,218
                                                                    ----------------------      --------------------
Transfers of construction in progress to direct investments in real
 estate                                                                          $   5,667                 $ 132,060
                                                                    ======================      ====================
Transfers of construction in progress to equity interests in real
 estate joint ventures                                                           $  22,455                         -
                                                                    ======================      ====================
Interest capitalized                                                             $   7,226                 $   8,695
                                                                    ======================      ====================
Mortgage loans assumed                                                                   -                 $   8,612
                                                                    ======================      ====================

See notes to consolidated financial statements

BRE Properties, Inc.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------
September 30, 1999

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

BRE adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") in the fourth quarter of 1998. Statement 131 requires certain descriptive information to be provided about an enterprise's reportable segments. BRE has determined that it has one operating and reportable segment, multifamily communities, which comprised 98% of BRE's assets and 98% of its total revenue as of and for the nine months ended September 30, 1999. All multifamily communities owned by the Company are located in the Western United States.

BRE's business focus is the ownership and operation of multifamily communities and it evaluates performance and allocates resources primarily based on the net operating income ("NOI") of an individual multifamily community. NOI is defined by the Company (and generally by the real estate industry) as the excess of all revenue generated by the community (primarily rental revenue) less direct operating expenses (primarily, but not limited to, payroll, property taxes, insurance and maintenance expense). Accordingly, NOI excludes depreciation, capitalized expenditures and interest expense. NOI from multifamily communities totaled $116,617,000 and $97,811,000 for the nine months ended September 30, 1999 and 1998, respectively. All other segment measurements are presently disclosed in the accompanying consolidated balance sheets and Notes to Consolidated Financial Statements.

All revenue is from external customers and there is no revenue from transactions with other segments, as the only activity outside operating apartments is the ownership of one parcel of commercial land. There are no tenants that contributed 10% or more of BRE's total revenue in the nine months ended September 30, 1999 or 1998. Interest income is not separately reported, as it is immaterial. Interest expense on debt is not allocated to individual properties, even if such debt is secured. Further, minority interest in consolidated subsidiaries is not allocated to the related properties. There is no provision for income tax as the Company is organized as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Certain reclassifications have been made from the prior period's presentation to conform to the current period's presentation.


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

BRE Properties, Inc.
--------------------------------------------------------------------------------

NOTE C - COMMITMENTS
--------------------

As of September 30, 1999, the Company had commitments to acquire two multifamily communities, with a total estimated acquisition cost of approximately $65 million. The Company expects to fund the commitments in calendar year 2000. There can be no assurance that these communities will be acquired or will be acquired for the estimated cost indicated.

BRE Properties, Inc.
--------------------------------------------------------------------------------

ITEM 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations
--------------------------------------------------------------------------------
September 30, 1999

Overview

BRE Properties, Inc. (the "Company" or "BRE") is a regionally focused, self-administered equity real estate investment trust ("REIT") which primarily owns and operates a portfolio of 85 apartment communities (aggregating 22,334 units) in 12 major markets of the Western United States. The Company also owns a medical office property and two properties held in partnerships in which BRE is a minority limited partner. The Company's revenue consists primarily of rental income (93% of total revenue in the quarter ended September 30, 1999 and 94% in the same period in 1998) derived from its portfolio of income-producing properties. Other income includes various fees and charges to residents of multifamily communities, and to a lesser extent, interest from notes receivable, fee management and development income and income from partnership investments. The policy of the Company is to emphasize cash flows from operations rather than the realization of capital gains through property dispositions. As dispositions of real estate assets are made, the Company typically seeks to reinvest net proceeds from sales in income-producing real estate.

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

BRE Properties, Inc.
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Comparison of the Quarters Ended September 30, 1999 and 1998

Revenue

Total revenue was $59,829,000 for the three months ended September 30, 1999 compared to $52,750,000 for the same period in 1998, primarily due to an increase in rental revenue. Rental revenue increased from $49,423,000 in the quarter ended September 30, 1998 to $55,519,000 in the quarter ended September 30, 1999, due largely to the completion of eight multifamily properties previously under construction and the acquisition of one multifamily community. This increase is offset in part by the sale of two multifamily communities during or after the quarter ended September 30, 1998, but before September 30, 1999. These changes in the portfolio contributed, on a net basis, approximately $4,274,000 to rental revenue for the three months ended September 30, 1999, as compared to the same period in 1998. Further, multifamily rental revenue from same-store communities (multifamily communities owned by the Company and stabilized as of July 1, 1998 and consisting of 19,297 of BRE's 22,334 total units) increased $2,030,000 for the three months ended September 30, 1999 compared to the same period in 1998. This increase in same-store communities was due primarily to an average increase in rental rates of approximately 3% and stable physical occupancy of 97% at both September 30, 1999 and 1998.

Other income increased from $3,327,000 in the quarter ended September 30, 1998 to $4,310,000 for the quarter ended September 30, 1999 due primarily to the portfolio changes discussed above, net development and management fees from third parties, offset in part by the loss of other income from the sale of three commercial and retail properties.

A summary of the components of revenue for the quarter ended September 30, 1999 and 1998 follows (dollars in thousands):

                            Three months ended September 30, 1999      Three months ended September 30, 1998
                           ---------------------------------------     -------------------------------------
                                                      % of Total                                % of Total          % Change from
                                Revenue                Revenue              Revenue              Revenue             1998 to 1999
                           ------------------      ---------------     ----------------      ---------------       --------------
Rental Revenue:
Multifamily:
 Same-store                     $48,914                                      $46,884                                         4%
 Non same-store                   6,549                                        2,275                                       188%
                                -------                                      -------
Total Multifamily                55,463                   93%                 49,159                   93%                  13%
Commercial and retail                56                    -                     264                    1%                 (79%)
                                -------                  ---                 -------                  ---
Rental revenue                   55,519                   93%                 49,423                   94%                  12%
Other income                      4,310                    7%                  3,327                    6%                  30%
                                -------                  ---                 -------                  ---
Total revenue                   $59,829                  100%                $52,750                  100%                  13%
                                =======                  ===                 =======                  ===

Multifamily communities physical occupancy rates as of September 30, 1999 and 1998 were as follows:

                                                                                       1999        1998
---------------------------------------------------------------------------------------------------------
Multifamily:  Same-store                                                                97%         97%
---------------------------------------------------------------------------------------------------------
Multifamily:  All                                                                       97%         97%
---------------------------------------------------------------------------------------------------------

Portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. Apartment units are generally leased to residents for rental terms, which do not exceed one year.

BRE Properties, Inc.
--------------------------------------------------------------------------------

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties (including maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) for the quarter ended September 30, 1999 increased 5% to $18,587,000 from the comparable period in 1998, primarily due to expenses of eight multifamily properties previously under construction and the acquisition of one multifamily community. Additionally, ongoing cost control measures have resulted in lower expense in same-store properties during these periods. This increase is offset in part by the sale of two multifamily communities during or after the quarter ended September 30, 1998, but before September 30, 1999. Real estate expenses as a percentage of total revenue were 31.1% and 33.5% for the quarters ended September 30, 1999 and 1998, respectively, due primarily to increases in rental revenue and decreases in real estate expense on a same-store basis.

A summary of the categories of real estate expenses for the quarters ended September 30, 1999 and 1998 follows (dollars in thousands):

                                Three months ended                      Three months ended
                                September 30, 1999                      September 30, 1998
                           --------------------------------       -----------------------------
                                               % of Total                           % of Total         % Change from
                              Expense            Revenue            Expense          Revenue            1998 to 1999
                           ------------      --------------       ----------      -------------       --------------
Multifamily:
Same-store                      $16,508                              $16,772                                      (2%)
Non same-store                    2,056                                  789                                     161%
Other                                23                                  102                                     (77%)
                           ------------                           ----------
Total Multifamily                18,587                31.1%          17,663               33.5%                   5%
Commercial and retail                 -                                    8                                    (100%)
                           ------------                           ----------
Total real estate expense       $18,587                              $17,671                                       5%
                           ============                           ==========

Provision for Depreciation

The provision for depreciation increased by $1,953,000 to $8,977,000 for the quarter ended September 30, 1999 from the comparable period of 1998. The increase in 1999 resulted primarily from the completion of eight properties previously under construction and was offset in part by dispositions of multifamily and commercial and retail properties in prior periods.

Interest Expense

Interest expense was $10,400,000 (net of interest capitalized to the cost of apartment communities under development of $2,191,000) for the quarter ended September 30, 1999, an increase of $1,796,000 or 21%. Interest expense was $8,604,000 for the same period in 1998 and was net of $3,838,000 of interest capitalized to the cost of apartment communities under construction. This increase was due largely to lower amounts of capitalized interest (due to the delivery and occupancy of communities previously under construction) and interest expense on higher average balances on the line of credit (due to expenditures on construction in progress).

BRE Properties, Inc.
--------------------------------------------------------------------------------

General and Administrative

General and administrative costs were $1,431,000 or approximately 2.4% of total revenue for the third quarter in 1999 and $1,715,000 or approximately 3.3% of total revenue, for the third quarter in 1998. The reduction in general and administrative costs as a percentage of total revenue is primarily due to lower salary costs (due in part to the February, 1999 restructuring) and the timing of certain costs.

Provision for Non-Recurring Charge

In the third quarter of 1998, the Company recorded a provision for litigation loss of $2,400,000 in connection with a jury award and related legal expenses. There was no such amount in the third quarter of 1999.

Net Gain (Loss) on Sales of Real Estate Investments

There was no net gain (loss) on sale of real estate investments for the three
months ended September 30, 1999.   The net loss on sales of real estate
investments of ($202,000) for the quarter ended September 30, 1998 was primarily due to the sale of the Vista Village retail property and the Valencia Medical property.

Minority Interest in Income

Minority interest in income was $1,353,000 and $1,018,000 for the quarters ended September 30, 1999 and 1998, respectively. The increase is due to the addition in the fourth quarter of 1998 of one property structured as a limited liability company whose minority members have no conversion rights into the Company's common stock. Further, additional Operating Company units in a consolidated subsidiary, BRE Property Investors LLC, were granted to minority members pursuant to the achievement of certain goals with respect to communities under development and this increase was offset in part by the conversion of existing operating company units into common stock.

Dividends Attributable to Preferred Stock

During the quarter ended March 31, 1999, the Company issued 2,150,000 shares of 8 1/2% Series A Cumulative Redeemable Preferred Stock for net proceeds of approximately $51,600,000. There was no preferred stock outstanding in the three months ended September 30, 1998.

Net Income Available to Common Shareholders

Net income available to common shareholders was $17,939,000 and $14,116,000 for the quarters ended September 30, 1999 and 1998 respectively, an increase of $3,823,000. This increase is primarily due to net earnings from eight communities previously under construction and offset in part by the dividend on the 8 1/2% Series A Cumulative Redeemable Preferred Stock issued in January 1999.

BRE Properties, Inc.
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 1999 and 1998

Revenue

Total revenue was $173,588,000 for the nine months ended September 30, 1999 compared to $149,394,000 for the same period in 1998, primarily due to an increase in rental revenue. Rental revenue increased from $139,618,000 in the nine months ended September 30, 1998 to $161,779,000 for the nine months ended September 30, 1999, due largely to the acquisition of seven multifamily communities and the completion of eight multifamily properties previously under construction. This increase is offset in part by the sale of four multifamily communities during or after the nine months ended September 30, 1998, but before September 30, 1999. These changes in the portfolio contributed, on a net basis, approximately $18,680,000 to multifamily rental revenue for the nine months ended September 30, 1999 as compared to the same period in 1998. Further, multifamily rental revenue from same-store communities (multifamily communities owned by the Company and stabilized as of January 1, 1998 and consisting of 17,592 of BRE's 22,334 total units) increased $4,220,000 for the nine months ended September 30, 1999, compared to the same period in 1998. This increase in revenue from same-store communities was due primarily to an average increase in rental rates of approximately 3% as physical occupancy was stable, with both September 30, 1999 and 1998 at 97%.

Other income increased from $9,776,000 in the nine months ended September 30, 1998 to $11,809,000 for the nine months ended September 30, 1999, due primarily to the portfolio changes discussed above and net development and management fees from third parties, and was offset in part by the loss of other income due to the sale of four commercial and retail properties and one partnership investment.

A summary of the components of revenue for the nine months ended September 30, 1999 and 1998 follows (dollars in thousands):

                                Nine months ended                         Nine months ended
                               September 30, 1999                        September 30, 1998
                          -----------------------------------       -------------------------------
                                                  % of Total                            % of Total         % Change from
                              Revenue              Revenue            Revenue            Revenue           1998 to 1999
                          ----------------      -------------       ------------      -------------       -------------
Rental Revenue:
Multifamily:
 Same-store                       $130,631                              $126,411                                      3%
 Non same-store                     30,960                                12,280                                    152%
                          ----------------                          ------------
Total Multifamily                  161,591                 93%           138,691                 93%                 17%
Commercial and retail                  188                  -                927                  -                 (80%)
                          ----------------      -------------       ------------

Rental revenue                     161,779                 93%           139,618                 93%                 16%
Other income                        11,809                  7%             9,776                  7%                 21%
                          ----------------      -------------       ------------      -------------
Total revenue                     $173,588                100%          $149,394                100%                 16%
                          ================      =============       ============      =============

BRE Properties, Inc.
--------------------------------------------------------------------------------

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties (including maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) for the nine months ended September 30, 1999 increased 11% to $52,986,000 from the comparable period in 1998 primarily due to expenses of seven multifamily property acquisitions and the completion of eight multifamily properties previously under construction. This increase is offset in part by the sale of four communities during or after the nine months ended September 30, 1998, but before September 30, 1999. Additionally, ongoing cost control measures have resulted in lower expense in same-store properties during these periods. Real estate expenses as a percentage of total revenue were 30.5% and 31.9% for the nine months ended September 30, 1999 and 1998, respectively, due primarily to increases in rental revenue and decreases in real estate expense on a same-store basis.

A summary of the categories of real estate expenses for the nine months ended September 30, 1999 and 1998 follows (dollars in thousands):

                                  Nine months ended                      Nine months ended
                                 September 30, 1999                     September 30, 1998
                           --------------------------------       --------------------------------
                                                % of Total                             % of Total        % Change from
                              Expense            Revenue             Expense            Revenue           1998 to 1999
                           -------------      -------------       -------------      -------------       -------------
Multifamily:
Same-store                       $42,776                                $43,077                                     (1%)
Non same-store                    10,153                                  4,055                                    150%
Other                                 57                                    453                                    (87%)
                           -------------                          -------------
Total Multifamily                 52,986               30.5%             47,585               31.9%                 11%
Commercial and retail                  -                                     58                                   (100%)
                           -------------                          -------------
Total real estate expense        $52,986                                $47,643                                     11%
                           =============                          =============

Provision for Depreciation

The provision for depreciation increased by $6,110,000 to $26,287,000 for the nine months ended September 30, 1999 from the comparable period of 1998. The increase in 1999 resulted primarily from multifamily property acquisitions and the completion of eight properties previously under construction and was offset in part by dispositions of multifamily and commercial and retail properties in prior periods.

Interest Expense

Interest expense was $30,535,000 (net of interest capitalized to the cost of apartment communities under development of $7,226,000) for the nine months ended September 30, 1999, an increase of $4,569,000 or 18%. Interest expense was $25,966,000 for the same period in 1998 and was net of $8,695,000 of interest capitalized to the cost of apartment communities under construction. This increase was due largely to interest expense for the full nine months in the period ended September 30, 1999 on the Company's $130,000,000 unsecured senior notes, which were issued in February 1998, and higher average balances on the line of credit due to expenditures on construction in progress.

BRE Properties, Inc.
--------------------------------------------------------------------------------

General and Administrative

General and administrative costs were $5,123,000 or approximately 3.0% of total revenue for the first nine months in 1999 and $5,085,000 or approximately 3.4% of total revenue, for the first nine months in 1998. The reduction in general and administrative costs as a percentage of total revenue is a result of economies in administrating a larger portfolio, with total revenue increasing 16% from the nine months ended September 30, 1998 to the nine months ended September 30, 1999.

Provision for Non-Recurring Charge

In the first quarter of 1999, the Company recorded a restructuring charge of $1,250,000 in connection with reductions in corporate personnel. In the third quarter of 1998, the Company recorded a provision for litigation loss of $2,400,000 in connection with a jury award and related legal expenses.

Net Gain (Loss) on Sales of Real Estate Investments

The net gain on sale of real estate investments for the nine months ended September 30, 1999 was due to the sale of the Los Senderos community in Phoenix, Arizona and was offset by a loss on a sale of property under construction. The net loss on sales of real estate investments for the nine months ended September 30, 1998 was primarily due to the sale of the Park Glenn apartment community in Camarillo, California, and the limited partnership interest in Chateau de Ville partnership in Anaheim, California.

Minority Interest in Income

Minority interest in income was $4,104,000 and $3,051,000 for the nine months ended September 30, 1999 and 1998, respectively. The increase is due to the addition of one property structured as a limited liability company in the fourth quarter of 1998 whose minority members have no conversion rights into the Company's common stock. Further, additional Operating Company units in a consolidated subsidiary, BRE Property Investors LLC, were granted to minority members pursuant to the performance of certain goals with respect to communities under development and in part offset by the conversion of operating company units to common stock.

Dividends Attributable to Preferred Stock

During the quarter ended March 31, 1999, the Company issued 2,150,000 shares of 8 1/2% Series A Cumulative Redeemable Preferred Stock. There was no preferred stock outstanding in the nine months ended September 30, 1998.

Net Income Available to Common Shareholders

Net income available to common shareholders was $50,317,000 and $43,999,000 for the nine months ended September 30, 1999 and 1998, respectively, an increase of $6,318,000. This increase is primarily due to net earnings from the addition of seven multifamily apartment communities and eight communities previously under construction, a loss on sale of rental properties of $1,073,000 in 1998 where there was a $54,000 gain in 1999, and is offset, in part, by the dividend on the 8 1/2% Series A Cumulative Redeemable Preferred Stock issued in January 1999.

BRE Properties, Inc.
--------------------------------------------------------------------------------

Land Under Development and Construction in Progress

Land acquired for development is capitalized and reported as "Land under development" until the development plan for the land is formalized. Once the development plan is determined, the costs are transferred to the balance sheet line item "Construction in progress". Land acquisition, development and carrying costs of properties under construction are capitalized and reported as "direct investments in real estate" or "equity interests in real estate joint ventures", as appropriate, in "Construction in progress." The Company transfers the capitalized costs for each building in a community under construction to the balance sheet line item "Investments in rental properties" once the building receives a final certificate of occupancy and is ready to lease.

The following table presents data with respect to the Company's properties included in land under development and construction in progress at September 30, 1999. Completion of these properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. No assurance can be given that these properties will be completed or, if completed, that they will be completed by the estimated dates or for the estimated amounts or that they will contain the number of proposed units in the table below.

                                                      Cost to date -
                                     Proposed          September 30,
           Category                  Units/1/              1999            Estimated Total Cost
------------------------------      -----------    -------------------    ----------------------
Direct investment
 construction in progress/2/                596           $ 35,198,000              $ 85,150,000

Equity interests in joint
 venture construction in
 progress/3/                                780             54,510,000                86,500,000
                                    -----------    -------------------    ----------------------

                Subtotal                  1,376             89,708,000              $171,650,000
                                                                          ======================

Land under development/4/                   458             20,358,000
                                    -----------    -------------------
                                          1,834           $110,066,000
                                    ===========    ===================

Additionally, the Company acquired Adams Place apartments, a 272-unit community in Costa Mesa, California, for $23.3 million. At September 30, 1999 the community was 98% leased. The Company plans $4.2 million of renovations to the common areas and apartment interiors upon unit turnover.

-----------------
/1/  As of September 30, 1999, 113 of these units had been delivered.

/2/ Consists of the Pinnacle Bellevue community in Bellevue, Washington and the Pinnacle Carmel Creek community in San Diego, California with 248 and 348 units planned, respectively. Both have an estimated completion in the fourth quarter of 2000. Pinnacle Carmel Creek was previously classified as "Land Under Development."

/3/ Consists of three communities, Pinnacle at Blue Ravine in Folsom, California, Pinnacle Sonata in Bothell, Washington and Pinnacle at Queen Creek in Chandler, Arizona, with 260, 268 and 252 units planned, respectively. These three communities are under joint venture agreements and are presented on the financial statements net of $42,128,000 of draws on construction loans.

/4/ Consists of Overlook at Blue Ravine II in Folsom, California and Pinnacle MacArthur Place in Santa Ana, California with 112 and 346 units planned, respectively. The development plans for these communities are under review and finalization, including obtaining final bids for construction costs, and the total proposed units may change.

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


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company's cash totaled $3,244,000, up from $2,057,000 at December 31, 1998. Borrowings under the Company's line of credit were $238,000,000 at September 30, 1999, compared to $264,000,000 at December 31,
1998. Drawings on the line of credit are available to fund property acquisitions, capital improvements, operating expenses and to pay dividends to shareholders. The Company typically reduces its outstanding balance on the line of credit with cash balances as available.

At September 30, 1999, the Company's line of credit provided for borrowings of up to $400,000,000 with $162,000,000 available at that date. The line of credit bears interest at LIBOR plus .70% or lower based on bids of the participating banks. Cost of the line of credit is .15% per annum on the total commitment amount.

Additionally, the Company had $73,000,000 of unsecured indebtedness at September 30, 1999, with an interest rate of 7.88% per annum as to $18,000,000 and 7.44% per annum as to $55,000,000. This indebtedness is to be repaid through scheduled principal payments in the

BRE Properties, Inc.
--------------------------------------------------------------------------------

years 2000 to 2005. The Company also had a $50,000,000 issue of unsecured notes due 2007, with an effective rate of 7.8% and a $130,000,000 issue of unsecured notes due 2013 with an effective rate of approximately 7.3%. At September 30, 1999, the Company also had outstanding mortgage indebtedness of $228,399,000 at interest rates ranging from 5.0% to 9.3%, with an overall average of approximately 7.7%. The remaining terms of the mortgage indebtedness range from less than one to 28 years. Additionally, the Company's communities included in equity interests in real estate joint ventures have a total of $72,731,000 in construction loans with $42,109,000 outstanding at September 30, 1999 with interest rates ranging from 7.0% to 7.3%, and maturities from less than one year to 11 years.

For additional information regarding the Company's line of credit, unsecured notes payable and mortgage loans payable, including scheduled principal payments over the next five years, see Notes 5 and 6 in the Notes to Consolidated Financial Statements contained in the Company's 1998 Report on Form 10-K. Certain of the Company's indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. The Company was in compliance with all such financial covenants during the applicable periods, including the three and nine months ended September 30, 1999.

The Company funded a total of approximately $58,258,000 for construction of direct investment and joint venture communities under development in the nine months ended September 30, 1999. Further, the Company acquired one multifamily property for $24,264,000. These acquisition and construction costs were funded with borrowings on the line of credit, a preferred equity offering and secured construction financing for joint venture communities totaling $42,128,000. Because of relatively higher prices and corresponding declining rates of return on completed apartment communities in its targeted Western markets, the Company does not anticipate significant acquisitions of completed apartment communities in the remainder of 1999.

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

The Company anticipates that it will continue to require outside sources of financing to meet its long-term liquidity needs beyond 1999, such as scheduled debt repayments, construction funding and property acquisitions. At September 30, 1999, the Company had committed to the purchase of approximately $65,000,000 of multifamily communities and had an estimated cost of $49,900,000 to complete direct investment construction in progress. The estimated cost to complete the Company's equity interest in joint venture multifamily communities is approximately $32,000,000, of which the Company anticipates $27,900,000 will be funded by drawings on the joint venture's construction loans and the joint venture partners' equity contribution. The cost to complete of the Company's land under development is still under review and construction contracts are not yet finalized; further, such properties may be funded through joint ventures.

To facilitate the acquisition of public capital, the Company filed a universal shelf registration statement in March 1998 providing for the issuance of up to $750,000,000 in equity, debt, preferred or convertible securities, of which approximately $640,000,000 remains unused at September 30, 1999. During the quarter ended March 31, 1999, the Company issued shares of its

BRE Properties, Inc.
--------------------------------------------------------------------------------

8 1/2% Series A Cumulative Redeemable Preferred Stock for net proceeds of approximately $51,600,000. The proceeds from this issuance were used initially to pay down outstanding balances on the line of credit. The Company believes that public capital markets will not be, for the foreseeable future, as significant a source of funding as they have been in the two years ended September 30, 1999. The Company is actively searching for other sources of possible funding, including joint ventures and secured construction debt. The Company has entered into joint venture agreements in which the joint venture partner provides significant equity upon completion of the Pinnacle at Blue Ravine, Pinnacle Sonata and Pinnacle at Queen Creek communities and is reviewing other possible joint venture opportunities. The Company also owns unencumbered real estate assets that could be sold or used as collateral for financing purposes (subject to certain lender restrictions) and has encumbered assets with significant equity that could be further encumbered should other sources of capital not be available.

DIVIDENDS AND DISTRIBUTIONS TO MINORITY MEMBERS

A cash dividend has been paid to shareholders each quarter since the Company's inception in 1970. On February 22, 1999, the Company increased its dividend on its common shares from $1.44 per year to $1.56 per year. Total dividends paid to common shareholders for the nine months ended September 30, 1999 and 1998 were $52,118,000 and $45,981,000 respectively. Additionally, the Company paid $3,040,000 in dividends on its 8 1/2% Series A Cumulative Redeemable Preferred Stock in the nine months ended September 30, 1999, which was a pro-rated amount for the actual time outstanding during the period. The Company had no preferred stock outstanding during 1998.

Total distributions to minority members of the Company's consolidated subsidiaries were $4,202,000 and $3,051,000 for the nine months ended September 30, 1999 and 1998, respectively.

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

                                                            BRE PROPERTIES, INC.
                                                                    (Registrant)




Dated November 9, 1999                  /s/ LeRoy E. Carlson
      ----------------                  -------------------------------------
                                        LeRoy E. Carlson
                                        Executive Vice President,
                                        Chief Financial Officer and Secretary

BRE Properties, Inc.
--------------------------------------------------------------------------------

                              Index to Exhibits

Exhibit Number                Description of Document                 Page Number
----------------    ------------------------------------------    ------------------

11                    Statement Re Computations of Per
                      Share Earnings

27                    Financial Data Schedule

99.1                  Ratio of Earnings to Fixed Charges