Form 10-K
period 1999-12-31
BRE PROPERTIES INC /MD/
filed 2000-03-24
CIK 1011174

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

   For the fiscal year ended December 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                          Commission File No. 0-5305

                               ----------------

                             BRE PROPERTIES, INC.
            (Exact name of registrant as specified in its charter)

                  Maryland                                       94-1722214
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                    Identification Number)

                        44 Montgomery Street 36th Floor
                     San Francisco, California 94104-4809
              (Address of principal executive offices) (Zip Code)

                                (415) 445-6530
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                 Name of each exchange on which registered
             -------------------                 -----------------------------------------
        Common Stock, $.01 par value                      New York Stock Exchange
       8 1/2% Series A Preferred Stock                    New York Stock Exchange
         Common Stock Purchase Rights                     New York Stock Exchange

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   At March 17, 2000, the aggregate market value of the registrant's shares of Common Stock par value, $.01 per share, held by nonaffiliates of the registrant was approximately $1,151,000,000. At that date 44,702,341 shares were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the Annual Meeting of Shareholders of BRE Properties, Inc. (the "Company") to be filed within 120 days of December 31, 1999 (the "Proxy Statement") are incorporated by reference in Part III of this report.

                          FORWARD-LOOKING STATEMENTS

   In addition to historical information, we have made forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements pertain to, among other things, our capital resources, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties. You should not rely on these statements as predictions of future events because there is no assurance that the events or circumstances reflected in the statements can be achieved or will occur. Forward-looking statements are identified by words such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect or imprecise or incapable of being realized. The following factors, among others, could affect actual results and future events: defaults or nonrenewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to successfully integrate acquired properties and operations, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"), environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends on general economic trends, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors. Do not rely solely on forward-looking statements, which only reflect management's analysis. We assume no obligation to update forward-looking statements.

                             BRE PROPERTIES, INC.
                                    PART I

Item 1. BUSINESS

Corporate Profile

   BRE Properties, Inc. ("BRE" or the "Company"), a Maryland corporation, is a fully integrated real estate investment trust which owns, develops, rehabilitates, manages and acquires apartment communities in 12 targeted metropolitan markets in the Western United States. At December 31, 1999, BRE's multifamily portfolio included 86 completed multifamily communities aggregating 22,690 units in California, Arizona, Washington, Utah, New Mexico, Nevada, Oregon and Colorado and eight apartment communities under development aggregating an estimated 2,161 units. On that date, BRE also owned one commercial property and held limited partnership interests in two shopping centers. Founded in 1970, the Company has paid 117 consecutive quarterly dividends to shareholders since it commenced operations.

   The Company's business objective is to build valuable, innovative residential Lifestyle Solutionstm for its customers. BRE does this by building, buying and internally managing high-quality apartment homes, located conveniently to the business, transportation and employment centers the Company believes are essential to rental customers. Recognizing that customers have many housing choices, BRE focuses on developing and acquiring apartment homes with customer-defined amenities and by providing professional management services, delivered by well-trained associates.

   The Company believes that its future growth will be supported by the continued implementation of a six-point strategy focused on property operations, research-driven capital deployment, customer satisfaction, technological innovation and balance sheet management. Key characteristics of the strategy include:

  . Focus on accelerated growth from operation of existing assets--through internal property management activities, continued improvements in operating efficiencies and selective sale of properties which management believes have reached maximum cash flow potential.

  . Deployment of new capital to supply-constrained markets of the West-- through both direct and joint-venture investment, based on a research-driven model which targets Western U.S. markets with long-term positive fundamentals for apartment demand.

  . Creation of a valuable residential customer experience--through delivery of goods and services that enhance the residential experience, encouraging customers to extend their leases and refer BRE's apartment communities to other prospective customers.

  . Innovation of technology-enabled tools--that support leasing, management, maintenance, customer satisfaction and retention efforts.

  . Creation of a sought-after constituent culture--through continued development and enhancement of Company attributes that attract and retain valuable customers, talented associates and loyal shareholders.

  . Maintenance of balance sheet strength and flexibility--to fund obligations and appropriate growth opportunities.

Events During 1999

   During 1999, the Company completed the development and lease-up of six communities that were under development at December 31, 1998. The Company also purchased two other multifamily communities located in Los Angeles and San Diego totaling 628 units and four land sites for development of an estimated additional 1,132 units.

   The Company started a program of joint ventures in 1999, and as of December 31, 1999, had committed to three joint ventures. These joint ventures involve the construction of three communities with 780 proposed units and an estimated total cost of $72,000,000 with BRE's contribution representing approximately $17,000,000. The Company is a minority partner in the joint ventures and will receive additional operational cash flow or sales proceeds upon certain return thresholds from the property. The Company intends to continue using joint ventures to fund the development and or acquisition of multifamily communities.

   In the first quarter of 1999, the Company issued a total of 2,150,000 shares of preferred stock for net proceeds of approximately $52,000,000.

Events During 1998

   During 1998, the Company completed the construction of eight communities that were under construction as of December 31, 1997. Seven of these were ready for occupancy as of December 31, 1998. The Company also purchased seven other multifamily communities located in Denver, Seattle, Portland, Los Angeles and San Diego totaling 1,597 units and five land sites for development of an estimated additional 1,215 units. Three multifamily communities and four commercial and retail properties were sold and the proceeds reinvested in multifamily communities.

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

Events During 1997

   On November 18, 1997, the Company completed the acquisition of certain assets and operations of Trammell Crow Residential-West ("TCRW") (the "Transaction"), which further advanced significant objectives of BRE's strategic plan. As a result of the Transaction, BRE:

  . Acquired 16 completed apartment communities totaling 4,786 units and eight apartment communities under development (the "Development Communities") aggregating approximately 2,445 units, all of which were completed and ready for occupancy by the first quarter of 1999;

  . Added development, construction and third-party management capabilities, creating fully integrated multifamily real estate operations, and further strengthened and deepened the senior management team; and

  . Significantly increased the geographic diversification of the portfolio by expanding from nine Western markets to 12.

   BRE acquired these assets and operations of TCRW pursuant to a definitive agreement (the "Contribution Agreement"). The consideration for the Transaction included the payment to certain entities of approximately $160 million in cash and $100 million in common stock based on a stock price of $26.93 per share as provided in the Contribution Agreement. Further, certain entities received 2,824,587 operating company units ("OC Units") (valued at $76 million assuming a stock price of $26.93 per share) in BRE Property Investors LLC (the "Operating Company"). The Operating Company also assumed approximately $120 million in debt. The Operating Company is a 74% owned subsidiary of BRE and BRE is the sole managing member. The OC Units held by holders other than the Company are exchangeable, at the option of the holders, into common stock of the Company on a 1:1 basis or, at the option of the Company, cash in an amount equal to the market value of the common stock at the time of the exchange. As of December 31, 1999, 185,000 OC Units have been exchanged for common stock.

   In connection with the acquisition of the Development Communities, the Contribution Agreement also provides for the additional issuance of OC Units, based on the completion of certain budget and schedule objectives relating to the Development Communities. Accordingly, a total of 430,624 OC Units were issued for the Development Communities.

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

Structure, Tax Status and Investment Policy

   BRE is a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally will not be subject to Federal income tax if it distributes 95% of its taxable income to its shareholders. REITs are subject to a number of complex organizational and operational requirements. If the Company fails to qualify as a REIT, its taxable income may be subject to income tax at regular corporate rates. See "Risk Factors--Tax Risks."

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

Employees

   As of December 31, 1999, the Company had approximately 1,060 employees. None of the employees is covered by collective bargaining agreements.

Investment Portfolio

   See Items 2 and 7 of this report for a description of the Company's individual investments and certain developments during the year with respect to these investments. See Item 14(d), Schedule III (financial statement schedule), for additional information about the Company's portfolio, including location, costs and encumbrances.

   In addition, see Item 8 of this report for the Company's consolidated financial statements.

Executive Officers of the Registrant

   The following persons were executive officers of the Company as of March 17, 2000:

                             Age at
                            March 17,
   Name                       2000                              Position(s)
   ----                     ---------                           ----------
   Frank C. McDowell.......     51    President, Chief Executive Officer and Director
   LeRoy E. Carlson........     54    Executive Vice President, Chief Financial Officer and Secretary
   Bruce C. Ward...........     39    Executive Vice President, Development and Acquisitions
   John H. Nunn............     41    Executive Vice President, Asset Management
   Lauren L. Barr..........     38    Senior Vice President, Strategic Planning & Communications

   Mr. McDowell was appointed to his current position in June, 1995. Mr. Carlson and Mr. Nunn joined the Company in March, 1996. Mr. Ward was appointed in connection with the Transaction in November, 1997 and Ms. Barr was appointed to her current position in July, 1998. Set forth below is information regarding the business experience of each of the executive officers:

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

   Mr. Ward served as group managing partner of TCRW prior to the acquisition of TCRW by BRE. While with TCRW, Mr. Ward served on the management board, which was responsible for TCRW's strategic planning and governance. Prior to 1987, Mr. Ward held the position of Vice President and Regional Manager of Lomas Management, Inc. located in Dallas, Texas. Mr. Ward holds a degree in Business Administration from the University of Texas, Austin.

   Mr. Nunn served as Vice President of Asset Management of RCT from 1990 to 1996. Prior to joining RCT, Mr. Nunn was a Vice President of Asset Management and a property manager for the William Walters Company from 1986 to 1990. Mr. Nunn holds a Bachelor's Degree from California State University, Long Beach and is a Certified Property Manager.

   Ms. Barr served as a Vice President of the asset management group for the Company since 1990 and was promoted in 1998 to Senior Vice President, Strategic Planning & Communications. Ms. Barr holds a Bachelor's Degree in Economics from the University of San Francisco and is a Certified Property Manager.

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

Risks Due to Investment in Real Estate

 Decreased Yields from an Investment in Real Property Due to Factors Which May Cause a Decrease in Revenues or an Increase in Operating Expenses

   Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend upon the amount of revenues generated and expenses incurred. If properties do not generate revenues sufficient to meet operating expenses, debt service and capital expenditures, our results of operations and ability to make distributions to you and to pay amounts due on our debt will be adversely affected. The performance of the economy in each of the areas in which the properties are located affects occupancy, market rental rates and expenses. These factors consequently can have an impact on the revenues from the properties and their underlying values. The financial results of major local employers may also have an impact on the revenues and value of certain properties.

   Other factors may further adversely affect revenues from properties. These factors include the general economic climate, local conditions in the areas in which properties are located such as an oversupply of apartment units or a reduction in the demand for apartment units, the attractiveness of the properties to residents, competition from other multifamily communities and our ability to provide adequate facilities maintenance, services and amenities. Our revenues would also be adversely affected if residents were unable to pay rent or we were unable to rent apartments on favorable terms. If we were unable to promptly relet or renew the leases for a significant number of apartment units, or if the rental rates upon such renewal or reletting were significantly lower than expected rates, then our funds from operations would, and our ability to make expected distributions to you and to pay amounts due on our debt may, be adversely affected. There is also a risk that as leases on the properties expire, residents will vacate or enter into new leases on terms that are less favorable to us. Operating costs, including real estate taxes, insurance and maintenance costs, and mortgage payments, if any, do not, in general, decline when circumstances cause a reduction in income from a property. We could sustain a loss as a result of foreclosure on the property, if a property is mortgaged to secure payment of indebtedness and we were unable to meet our mortgage payments. In addition, applicable laws, including tax laws, interest rate levels and the availability of financing also affect revenues from properties and real estate values.

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

 Illiquidity of Real Estate and Reinvestment Risk May Reduce Economic Returns to Investors

   Real estate investments are relatively illiquid and, therefore, tend to limit our ability to adjust our portfolio in response to changes in economic or other conditions. Additionally, the Code places certain limits on the number of properties a REIT may sell without adverse tax consequences. To effect our current operating strategy, we have in the past raised, and will seek to continue to raise additional funds, both through outside financing and through the orderly disposition of assets which no longer meet our investment criteria. Depending upon interest rates, current development and acquisition opportunities and other factors, generally we will reinvest the proceeds in multifamily properties, although such funds may be employed in other uses. In the markets we have targeted for future acquisition of multifamily properties, there is considerable buying competition from other real estate companies, many of whom may have greater resources, experience or expertise than us. In many cases, this competition for acquisition properties has resulted in an increase in property prices and a decrease in property yields. Due to the relatively low capitalization rates currently prevailing in the pricing of potential acquisitions of multifamily properties which meet our investment criteria, no assurance can be given that the proceeds realized from the disposition of assets which no longer meet our investment criteria can be reinvested to produce economic returns comparable to those being realized from the properties disposed of, or that we will be able to acquire properties meeting our investment criteria. To the extent that we are unable to reinvest proceeds from the assets which no longer meet our investment criteria, or if properties acquired with such proceeds produce a lower rate of return than the properties disposed of, such results may have a material adverse effect on us. In addition, a delay in reinvestment of such proceeds may have a material adverse effect on us.

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

 Potential Effect on Operations Due to Geographic Concentration of Properties and Economic Conditions; Dependence on Western United States Regions

   Our portfolio is located in Phoenix, the San Francisco Bay Area, Los Angeles/Orange County, San Diego, Seattle, Tucson, Sacramento, Salt Lake City, Albuquerque, Las Vegas, Portland, and the Denver area. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other properties and alternative forms of housing. In that regard, certain of these areas have in the recent past experienced economic recessions and depressed conditions in the local real estate markets. To the extent general economic or social conditions in any of these areas deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to you and to pay amounts due on our debt could be materially adversely affected.

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

   A substantial portion of our growth over the last several years has been attributable to acquisitions. We intend to continue to acquire stabilized multifamily apartment communities to the extent we identify communities that meet our investment criteria. However, we do not presently expect to make a significant number of acquisitions in 2000. Acquisitions of multifamily apartment communities entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. In addition, there are general investment risks associated with any new real estate investment. In that regard, we acquired the TCRW properties on an "as is" basis. "As is" means the sellers did not warrant as to the physical condition of the properties, which increased the risks associated with acquiring the TCRW properties.

 Restrictions on the Operations of the Operating Company

   A substantial portion of the properties acquired in the Transaction are held by BRE Property Investors LLC, which is referred to in this Annual Report on Form 10-K as the "Operating Company." We are the sole managing member of the Operating Company and, as of December 31, 1999, held approximately a 74% equity interest in the Operating Company. The remaining equity interests in the Operating Company are held by third parties as nonmanaging members.

   Under the terms of the limited liability company agreement governing the operations of the Operating Company (the "LLC Agreement"), the Operating Company is required to maintain certain debt service coverage, debt-to-asset and other financial ratios intended to protect the members' rights to receive distributions. In addition, with respect to certain tax-exempt financing for certain completed properties, the Operating Company is restricted from repaying its debt or taking certain other specified action which could have adverse tax consequences for the members. Further, we, as the managing member, are restricted from taking certain other specified actions--either absolutely or without the consent of a majority in interest of the nonmanaging members (or of the nonmanaging members affected thereby)--including, but not limited to, any actions:

  . that would make it impossible to carry out the business of the Operating Company

  . that would subject a nonmanaging member to liability as a managing member

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

   Further, under the terms of the LLC Agreement, the Operating Company may not, without the consent of a majority in interest of the nonmanaging members,
(i) dispose of any of the properties held by the Operating Company in a taxable sale or exchange prior to respective dates which are specified in the LLC Agreement for each of the properties, ranging from eight to ten years from November 18, 1997, or (ii) dissolve the Operating Company other than in certain limited circumstances specified in the LLC Agreement, such as a sale of all or substantially all of our assets, or any merger, consolidation or other combination by us with or into another person, or reclassification, recapitalization or change of our outstanding equity interests. These restrictions on our ability to dispose of a significant portion of our properties and to dissolve the Operating Company, even when such a disposition or dissolution of the Operating Company would be in our best interest, could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt.

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

   In addition, we may not be removed as the managing member of the Operating Company by the nonmanaging members, with or without cause, other than with our consent. We may not voluntarily withdraw from the Operating Company or transfer all or any portion of our interest in the Operating Company without the consent of all of the nonmanaging members, except in certain limited circumstances, such as a sale of all or substantially all of our assets, or any merger, consolidation or other combination by us with or into another person, or any reclassification, recapitalization or change of our outstanding equity interests. Such restrictions on our withdrawal as the managing member of the Operating Company, and on our ability to transfer our interest in the Operating Company, could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt.

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

 Survey Exceptions to Certain Title Insurance Policies May Result in Incomplete Coverage in the Event of a Claim

   We did not obtain updated surveys when we acquired the TCRW properties because we believe that prior owners of the TCRW properties in the past obtained surveys of these properties. Because updated surveys of the properties acquired in the Transaction were not obtained, the title insurance policies obtained by us for those properties contain exceptions for matters that an updated survey might have disclosed. Such matters might include such things as boundary encroachments, unrecorded easements or similar matters, which would have been reflected on a survey. Moreover, because no updated surveys were prepared for these properties, there can be no assurance that the title insurance policies in fact cover the entirety of the real property, buildings, fixtures, and improvements which we believe they cover, any of which could have a material adverse effect on us.

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

   We have no recourse against the TCRW Parties with respect to any claims that are not within the specific coverage of the indemnity provisions. In addition, in the event we are entitled to indemnification, the terms of the Transaction significantly limit the amount which we would be entitled to recover.

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

Risks Due to Real Estate Financing

   We anticipate that future developments and acquisitions will be financed, in whole or in part, under various construction loans, lines of credit, other forms of secured or unsecured financing or through the issuance of additional debt or equity by us. We expect periodically to review our financing options regarding the appropriate mix of debt and equity financing. Equity, rather than debt, financing of future developments or acquisitions could have a dilutive effect on the interests of our existing shareholders. Similarly, there are certain risks involved with financing future developments and acquisitions with debt, including those described below. In addition, if new developments are financed through construction loans, there is a risk that, upon completion of construction, permanent financing for such properties may not be available or may be available only on disadvantageous terms or that the cash flow from new properties will be insufficient to cover debt service. If a newly developed or acquired property is unsuccessful, our losses may exceed our investment in the property. Any of the foregoing could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt.

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

 Increase in Cost of Indebtedness Due to Rising Interest Rates

   We have incurred and expect in the future to incur indebtedness which bears interest at a variable rate. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to make distributions to you or cause us to be in default under certain debt instruments (including our debt). In addition, an increase in market interest rates may lead holders of our common shares to demand a higher yield on their shares from distributions by us, which could adversely affect the market price for BRE common stock.

 Potential Incurrence of Additional Debt and Related Debt Service

   We currently fund the acquisition and development of multifamily communities partially through borrowings (including our line of credit) as well as from other sources such as sales of properties which no longer meet our investment criteria or the contribution of property to joint ventures. Our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, subject to limitations on indebtedness set forth in various loan agreements, we could become more highly leveraged, resulting in an increase in debt service, which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt and in an increased risk of default on our obligations.

 Restrictive Terms of Certain Indebtedness May Cause Acceleration of Debt
Payments

   At December 31, 1999, we had outstanding borrowings of $73 million under two loan agreements with one lender which, among other things, (1) contain a covenant which requires us to maintain our investment grade rating for our long-term unsecured debt and (2) define "events of default" to include the acquisition by any person of either (a) 20% or more of our outstanding shares or securities (or other securities convertible into such securities) or (b) 10% or more of our outstanding shares or securities (or other securities convertible into such securities) if such acquisition results in any change of our board of directors or any change in our management or any of our assets. In the event that we fail to maintain an investment grade rating for our long-term unsecured debt or if such an event of default occurs, the lender may declare all borrowings under such loan agreements to be due and payable immediately, which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt.

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

Provisions Which Could Limit a Change in Control or Deter a Takeover

   In order to maintain our qualification as a REIT, not more than 50% in value of our outstanding capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities). In order to protect us against risk of losing our status as a REIT due to a concentration of ownership among our shareholders, our articles of incorporation provide, among other things, that if the Board of Directors determines, in good faith, that direct or indirect ownership of BRE common stock has or may become concentrated to an extent that would prevent us from qualifying as a REIT, the Board of Directors may prevent the transfer of BRE common stock or call for redemption (by lot or other means affecting one or more shareholders selected in the sole discretion of the Board of Directors) of a number of shares of BRE common stock sufficient in the opinion of the Board of Directors to maintain or bring the direct or indirect ownership of BRE common stock into conformity with the requirements for maintaining REIT status. These limitations may have the effect of precluding acquisition of control of us by a third-party without consent of the Board of Directors.

   In addition, certain other provisions contained in our articles of incorporation and bylaws may have the effect of discouraging a third-party from making an acquisition proposal for us and may thereby inhibit a change in control. For example, such provisions may (i) deter tender offers for BRE common stock which offers may be attractive to the shareholders, or (ii) deter purchases of large blocks of BRE common stock, thereby limiting the opportunity for shareholders to receive a premium for their shares of BRE common stock over then-prevailing market prices.

Tax Risks

 Tax Liabilities as a Consequence of Failure to Qualify as a REIT

   Although management believes that we are organized and are operating so as to qualify as a REIT under the Code, no assurance can be given that we have in fact operated or will be able to continue to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, at least 95% of our taxable gross income in any year must be derived from qualifying sources and we must make distributions to shareholders aggregating annually at least 95% of our REIT taxable income (excluding net capital gains). Thus, to the extent revenues from non-qualifying sources such as income from third-party management represents more than 5% of our gross income in any taxable year, we will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions apply, and, even if those relief provisions apply, a tax would be imposed with respect to excess net income, any of which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt. Additionally, to the extent the Operating Company or certain other subsidiaries are determined to be taxable as a corporation, we would not qualify as a REIT, which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt. Finally, no assurance can be given that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

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

Item 2. PROPERTIES

 General

   In addition to the information in this Item 2, certain information on our portfolio is contained in Schedule III (financial statement schedule) under
Item 14(d).

Multifamily Property Data

   Our multifamily properties represent 100% of our real estate portfolio and 97% of our total revenue.

Multifamily Properties                              1999  1998  1997  1996  1995
----------------------                              ----  ----  ----  ----  ----
Percentage of total portfolio at cost, as of
 December 31....................................... 100%  100%   99%   87%   72%
Percentage of total revenue, for the year ended
 December 31.......................................  97%   97%   89%   77%   76%

   During 1997 and 1996, multifamily revenues as a percentage of total revenues did not increase in proportion to the increase in the relative size of the multifamily portfolio at December 31 of the year indicated due to the timing of purchases of multifamily properties and the sales of commercial properties. No single multifamily property accounted for more than 10% of revenues in 1999.

   The following table discloses certain year-end operating data about our multifamily units.

                                                    December 31,
                                          -------------------------------------
                                           1999    1998    1997    1996   1995
                                          ------  ------  ------  ------  -----
   Total available units................. 22,690  21,858  18,569  12,212  5,475
   Occupancy percent(1)..................     95%     94%     95%     96%    93%
   Average monthly rate per unit.........   $893    $877    $817    $755   $699
   Total number of properties............     86      85      74      54     25

--------
(1) Portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. Apartment units are generally leased to residents for rental terms which do not exceed one year.

   This table summarizes data about our stabilized multifamily properties:

                             Percentage         Number of               Average
   Market                    of NOI(2)  Units  Communities Occupancy(3) Rent(4)
   ------                    ---------- ------ ----------- ------------ -------
   San Francisco Bay Area..      24%     2,960       9          96%     $1,338
   Phoenix.................      14      3,388      11          94%     $  797
   Seattle.................      10      2,316       9          95%     $  896
   San Diego...............      11      2,575      11          97%     $  862
   Los Angeles/Orange
    County.................      10      2,668      10          96%     $  768
   Sacramento..............       8      1,783       8          93%     $  841
   Salt Lake City..........       6      1,517       5          91%     $  741
   Tucson..................       5      1,836       9          96%     $  607
   Albuquerque.............       4      1,241       4          96%     $  771
   Portland................       2        780       3          93%     $  691
   Las Vegas...............       4      1,138       5          96%     $  806
   Denver..................       2        488       2          98%     $  828
                                ---     ------     ---
     Total/Weighted
      Average..............     100%    22,690      86          95%     $  893
                                ===     ======     ===

--------
(2) Represents the aggregate net operating income of all properties in each market divided by the total net operating income of multifamily properties for the year ended December 31, 1999, and includes the results of two completed properties acquired during 1999 from the date of acquisition. Accordingly, these results do not reflect a full year of operations for properties acquired or completed in 1999 and six communities under lease-up.

(3) Represents physical occupancy at December 31, 1999. The total is a weighted average by units for all communities.

(4) Represents total gross potential rent divided by total units as of December 31, 1999. The total is a weighted average by units for all communities shown.

Completed Properties

   In 1999, BRE completed the development of Pinnacle Flamingo West at Las Vegas, Nevada which added 324 units to the Company's portfolio.

Properties Under Development

   This table provides information about our multifamily properties under development or construction at December 31, 1999. We can not guarantee that the estimated costs or completion dates will be accurate.

                                                         Costs Incurred
                                                Proposed   to Date--    Estimated Estimated Estimated
                                                 Number   December 31,   Cost to    Total   Completion
     Property Name              Location        of Units      1999      Complete    Cost     Date(5)
     -------------              --------        -------- -------------- --------- --------- ----------
                                                  (Dollar amounts in millions)
Construction in progress
Direct Investment
Pinnacle Bellevue.......  Bellevue, WA            248        $23.1        $15.2     $38.3    4Q/2000
Pinnacle Carmel Creek...  San Diego, CA           348         21.7         25.1      46.8    4Q/2000
Pinnacle at Overlook
 II.....................  Folsom, CA              112          1.8          8.6      10.4    3Q/2000
                                                  ---        -----        -----     -----
                                                  708        $46.6        $48.9     $95.5
                                                  ---        -----        -----     -----
Equity interests in
 joint ventures(6)
Pinnacle at Blue
 Ravine.................  Folsom, CA              260        $28.0          --      $28.0    1Q/2000
Pinnacle Sonata.........  Bothell, WA             268         30.7        $ 9.8      40.5    3Q/2000
Pinnacle at Queen
 Creek..................  Chandler, AZ            252         13.1          4.9      18.0    4Q/2000
                                                  ---        -----        -----     -----
                                                  780        $71.8        $14.7     $86.5
                                                  ---        -----        -----     -----
Land under
 development(7)
Pinnacle at MacArthur
 Place..................  Santa Ana, CA           253        $20.2                           3Q/2001
Pinnacle at Denver Tech
 Center.................  Greenwood Village, CO   420          6.3                           2Q/2001
                                                  ---        -----
                                                  673        $26.5
                                                  ---        -----

--------
(5) Represents when the Company estimates a certificate of occupancy will be received for the entire community.

(6) These amounts are shown gross of the joint venture partner's equity or construction loan.

(7) The development plan is under finalization.

Commercial and Retail Property Data

   This table provides certain information about our commercial and retail properties for the following year ends:

                                                      December 31,
                                               ------------------------------
                                               1999  1998  1997  1996   1995
                                               ----  ----  ----  -----  -----
   Total available square feet (in
    thousands)................................  31    31   157   1,194  1,135
   Occupancy percent(8)....................... 100%  100%   93%     93%    96%
   Average minimum annual rent per square
    foot(9)................................... $12   $12   $10     $13    $11
   Total number of properties.................   1     1     5      15     11

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

   At December 31, 1999, BRE owned only one commercial property and two investments held in limited partnerships in which the Company is a minority partner. These partnership investments are included as other assets in the Company's consolidated balance sheet and are not included in the above table. No single tenant accounted for more than 10% of revenues for the year ended December 31, 1999.

Insurance, Property Taxes and Income Tax Basis

   The Company carries comprehensive liability, fire, extended coverage and rental loss insurance on its properties with certain policy specifications, limits and deductible. In addition, the Company currently carries flood and earthquake coverage with an annual aggregate limit of $250,000,000 (after policy deductibles ranging from 2%-5% of damages). Management believes the properties are adequately covered by such insurance.

   Property taxes on portfolio properties are assessed on asset values based on the valuation method and tax rate used by the respective jurisdictions; such rates ranged from approximately 1% to 2% of assessed values for 1999. The gross carrying value of the Company's direct investments in rental properties was $1,691,762,000 as of December 31, 1999; at that date BRE's assets had an underlying federal income tax basis approximately $146,000,000 lower, which reflects, among other factors, the carryover of basis on tax-deferred exchanges.

Headquarters

   The Company leases its corporate headquarters at 44 Montgomery Street, 36th Floor, San Francisco, California, 94104-4809, from OTR, an Ohio general partnership. The lease has an 8-year term, and covers 15,142 rentable square feet at annual per square foot rents which began at $37.00 in 1998 and rise to $44.00 in the eighth year of the lease. The lease term ends on January 31, 2006. The Company also maintains regional offices in: Seattle, Washington; Sacramento, Long Beach, Newport Beach and San Diego, California; Phoenix and Tucson, Arizona; Las Vegas, Nevada; Denver, Colorado; and Salt Lake City, Utah.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

   Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "BRE". As of March 17, 2000, there were approximately 6,600 recordholders of BRE's common stock and the last reported sales price on the NYSE was $26.00. The number of holders does not include shares held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder. As of March 17, 2000, there were approximately 35,000 beneficial holders of BRE's common stock.

   This table shows the high and low sales prices of the common stock reported on the NYSE Composite Tape and the dividends we paid for each common share.

                                            Years ended December 31,
                                 -----------------------------------------------
                                          1999                    1998
                                 ----------------------- -----------------------
                                  Stock Price             Stock Price
                                 ------------- Dividends ------------- Dividends
                                  High   Low     Paid     High   Low     Paid
                                 ------ ------ --------- ------ ------ ---------
First Quarter................... $25.25 $22.00   $.39    $28.63 $26.19   $.36
Second Quarter.................. $26.38 $22.38   $.39    $28.69 $24.63   $.36
Third Quarter................... $26.13 $23.19   $.39    $28.63 $21.50   $.36
Fourth Quarter.................. $24.13 $21.00   $.39    $25.25 $22.31   $.36

   Since 1970, when BRE was founded, we have made regular and uninterrupted quarterly distributions to shareholders. The payment of distributions by the Company is at the discretion of the Board of Directors and depends on numerous factors, including the cash flow, financial condition, capital requirements, REIT provisions of the Code and other factors.

Item 6. SELECTED FINANCIAL DATA

   The selected financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes. The 1998, 1997 and 1996 results were significantly affected by the transaction with Trammell Crow Residential-West in 1997, the merger with Real Estate Investment Trust of California in 1996, and numerous acquisitions and dispositions as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations." As such, the consolidated financial statements and notes thereto included elsewhere in this report are not directly comparable to prior years.

                                            Years ended December 31,
                          -----------------------------------------------------------------
                             1999        1998        1997       1996       1995      1994
                          ----------  ----------  ----------  ---------  --------  --------
                                 (Amounts in thousands, except per share data)
Operating Results
Revenues................  $  234,253  $  203,245  $  137,761  $ 101,651  $ 65,387  $ 56,970
                          ==========  ==========  ==========  =========  ========  ========
Net income available to
 common shareholders....  $   69,034  $   60,644  $   76,197  $  89,839  $ 22,010  $ 24,212
Less:
  Net gain (loss) on
   sales of
   investments..........          54      (1,859)     27,824     52,825       221     1,646
Plus:
  Depreciation and
   amortization.........      35,524      27,763      17,938     13,283     7,864     7,080
  Provision for
   nonrecurring charge..       1,250       2,400         --         --        --        --
  Provision for
   investment losses....         --          --          --         --      2,000       --
  Minority interest in
   income convertible
   into common shares...       4,847       4,126         972        --        --        --
                          ----------  ----------  ----------  ---------  --------  --------
Funds from
 operations(10).........  $  110,601  $   96,792  $   67,283  $  50,297  $ 31,653  $ 29,646
                          ==========  ==========  ==========  =========  ========  ========
Net cash flows generated
 from operating
 activities.............  $  113,024  $   97,081  $   67,564  $  47,887  $ 27,068  $ 31,063
Net cash flows used in
 investing activities...  $ (104,288) $ (290,297) $ (235,293) $(132,082) $ (3,820) $(66,740)
Net cash flows from
 financing activities...  $    3,019  $  191,057  $  171,761  $  68,322  $(11,077) $ 25,821
Dividends to common and
 preferred shareholders
 and distributions to
 minority members.......  $   79,313  $   66,327  $   52,035  $  39,849  $ 27,596  $ 26,210
Weighted average number
 of shares outstanding..      44,540      42,940      35,750     30,520    21,905    21,840
Weighted average number
 of operating company
 units..................       3,100       2,840         290        --        --        --
Weighted average number
 of shares outstanding--
 assuming dilution......      47,760      46,110      36,610     30,790    21,940    21,870
Shares outstanding at
 end of period..........      44,680      44,220      41,740     32,880    21,940    21,850
Operating company units
 outstanding at end of
 period.................       3,050       2,990       2,820        --        --        --
Per share data
Income excluding gain
 (loss) on sales of
 investments............  $     1.55  $     1.45  $     1.35  $    1.21  $   1.00  $   1.03
Net gain (loss) on sales
 of investments.........         --        (0.04)       0.78       1.73      0.01      0.08
                          ----------  ----------  ----------  ---------  --------  --------
Net income..............  $     1.55  $     1.41  $     2.13  $    2.94  $   1.01  $   1.11
                          ==========  ==========  ==========  =========  ========  ========
Per share data--assuming
 dilution
Income excluding gain
 (loss) on sales of
 investments............  $     1.55  $     1.45  $     1.35  $    1.20  $   0.99  $   1.03
Net gain (loss) on sales
 of investments.........         --        (0.04)       0.76       1.72      0.01      0.08
                          ----------  ----------  ----------  ---------  --------  --------
Net income--assuming
 dilution...............  $     1.55  $     1.41  $     2.11  $    2.92  $   1.00  $   1.11
                          ==========  ==========  ==========  =========  ========  ========
Dividends paid to common
 shareholders...........  $     1.56  $     1.44  $     1.38  $    1.33  $   1.26  $   1.20
Balance sheet
 information and other
 data
Total assets............  $1,709,453  $1,630,916  $1,341,898  $ 783,714  $354,895  $343,853
Real estate portfolio,
 before depreciation....  $1,779,958  $1,677,619  $1,346,923  $ 816,389  $371,438  $373,676
Cash....................  $   13,812  $    2,057  $    4,216  $     184  $ 16,057  $  3,887
Long-term debt..........  $  779,403  $  752,146  $  541,367  $ 311,985  $112,290  $ 97,169
Minority interest.......  $   87,640  $   87,432  $   76,066        --        --        --
Shareholders' equity....  $  825,198  $  765,005  $  707,495  $ 464,114  $239,248  $243,436

-------
(10) Management considers Funds from Operations ("FFO") to be an appropriate supplemental measure of the performance of an equity REIT because it is predicated on cash flow analyses that facilitate an understanding of the operating performances of the Company's properties without giving effect to noncash items such as depreciation. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss (computed in accordance with generally accepted accounting principles) excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, and therefore should not be considered a substitute for net income as a measure of results of operations or for cash flow from operations as a measure of liquidity. Additionally, the application and calculation of FFO by other REITs may vary materially from that of the Company, and therefore the Company's FFO and the FFO of other REITs may not be directly comparable. On October 27, 1999, NAREIT revised this definition for periods after January 1, 2000.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   BRE Properties, Inc. ("BRE" or the "Company") is a real estate investment trust that owns and internally manages a portfolio of 86 apartment communities (aggregating 22,690 units) in 12 major markets of the Western United States. The majority of our revenues are from rental income from our portfolio of multifamily properties (93% of total revenues in 1999, 94% in 1998 and 93% in 1997). Our policy emphasizes cash flows from operations rather than the realization of capital gains through property dispositions.

   BRE has a Western-focused investment strategy. In 1999, we acquired two apartment communities in Los Angeles and San Diego, with a total of 628 units. In addition, we acquired land or started development on 2,161 proposed units. In 1998, we acquired seven apartment communities in Denver, Seattle, Portland, Los Angeles and San Diego, for a total of 1,597 units. In November 1997, we acquired the assets and operations of Trammell Crow Residential-West ("TCRW") (the "Transaction"). This transaction added 16 completed properties totaling 4,786 units, eight properties under development comprising 2,445 units (seven were completed in 1998, the eighth in 1999; two were stabilized in 1998 and the balance in 1999) and management experience in development and construction. In 1996, we merged with Real Estate Investment Trust of California (the "Merger"), which added 22 apartment communities (totaling 3,581 units) and 18 commercial and retail properties to our portfolio. The Transaction and the Merger provided increased depth in management and other resources. We started our in-house development and construction function with personnel and resources from the Transaction. As planned, we sold all but one of our commercial and retail properties by December 31, 1998. During the years ended December 31, 1999, 1998 and 1997, we acquired a total of 38 multifamily properties, which were funded in part by the proceeds from the sale of commercial and retail properties.

   In addition to historical information, we make forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements pertain to, among other things, our capital resources, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties. You should not rely on these statements as predictions of future events because there is no assurance that the events or circumstances reflected in the statements can be achieved or will occur. Forward-looking statements are identified by words such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect or imprecise or incapable of being realized. The following factors, among others, could affect actual results and future events: defaults or nonrenewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to successfully integrate acquired properties and operations, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"), environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends on general economic trends, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors. Do not rely solely on forward-looking statements, which only reflect management's analysis. We assume no obligation to update forward-looking statements.

Results of Operations

Comparison of the Years ended December 31, 1999, 1998 and 1997

General

   The results of operations for the three years ended December 31, 1999 were significantly affected by acquisitions of apartment communities, including the Transaction, and the repositioning of the Company's portfolio through the sale of commercial and retail properties. The 1999 results include completion and lease-up of six properties acquired in the Transaction and nine communities acquired in 1998, with a full year of stabilized operations in 1999. The 1998 results include revenue and expense for an entire year for 16 stabilized apartment communities that were acquired in the Transaction, while the 1997 results included those properties only from November 18, 1997. In addition, the 1998 results include a full year of operations from five other acquisitions in 1997, and a partial year for 1998 acquisitions and seven completed communities previously under development that were acquired in the Transaction. During 1997 and continuing in 1998, the Company substantially completed the strategic repositioning of its portfolio to concentrate on apartment communities and disposed of nearly all of its commercial and retail assets, which significantly reduced the revenues received from such properties in 1999 and 1998.

   At December 31, 1999, the Company's portfolio of apartment communities consisted of the following: (i) 17,592 units in 69 communities that were completed and stabilized for all of 1999 and 1998 ("same-store" communities; see footnote 11 on page 24), (ii) 3,291 units in 11 stabilized communities that were acquired or stabilized in 1998 and held for all of 1999 and (iii) 1,807 units in six communities that were completed and leased up in 1999.

Revenues

   Total revenues (excluding net gain on sales of investments in rental properties) were $234,253,000 in 1999, $203,245,000 in 1998 and $137,761,000
in 1997. Revenues increased in 1999 primarily from the completion and lease-up of six apartment communities and acquisitions of stabilized properties in 1998, which were held for all of 1999. Revenues increased in 1998 primarily as a result of revenues derived from 16 stabilized apartment communities acquired in the Transaction. A summary of revenues for the years ended December 31, 1999, 1998 and 1997 follows.

                                        % of                  % of                  % of
                                       Total                 Total                 Total
                          1999 Total  Revenues  1998 Total  Revenues  1997 Total  Revenues
                         ------------ -------- ------------ -------- ------------ --------
Revenues
  Multifamily rental.... $217,812,000    93%   $189,810,000    93%   $122,936,000    89%
  Commercial and retail
   rental...............      245,000    --         996,000     1       5,742,000     4
  Other income..........   16,196,000     7      12,439,000     6       9,083,000     7
                         ------------   ---    ------------   ---    ------------   ---
    Total revenue....... $234,253,000   100%   $203,245,000   100%   $137,761,000   100%
                         ============   ===    ============   ===    ============   ===

                                                 % Change from Prior Year
                                             --------------------------------
                                               1999        1998        1997
                                             --------    --------    --------
Multifamily rental..........................       15 %        54 %        58 %
Commercial and retail rental................      (75)%       (83)%       (62)%
Other income................................       30 %        37 %         7 %
Total revenue...............................       15 %        48 %        36 %

   Multifamily rental income increased in each of the last three years primarily due to property acquisitions (including the completion and lease-up of communities under construction) and to a lesser extent, increases in same-store communities. A summary of net changes in rental revenue by type of community follows.

                                                     1999 Compared 1998 Compared
                                                        to 1998       to 1997
                                                     ------------- -------------
   Same-store(11)...................................  $ 6,224,000   $ 6,595,000
   Acquisitions.....................................   10,737,000    54,990,000
   Development......................................   11,041,000     5,289,000
                                                      -----------   -----------
                                                      $28,002,000   $66,874,000
                                                      ===========   ===========

--------
(11) The Company defines annual same-store communities as those with stabilized operations for the two full years listed. A stabilized community has reached the underwritten occupancy (typically 95%) or has been completed for one year. Includes 17,592 of the Company's 22,690 units at December 31, 1999 and 11,722 of the 21,858 units at December 31, 1998.

   On a same-store basis, rental revenues increased 4% due to average rent per unit increasing approximately 3% and higher occupancy in 1999. On a same-store basis in 1998, rental revenues increased 6% due to average rent per unit increasing approximately 5% and decreased use of rental concessions, which were partially offset by lower occupancy in 1998.

   Revenues from commercial and retail properties decreased 75% in 1999 compared to 1998 due to sales of properties during 1998, and decreased 83% in 1998 compared to 1997 due to the sale of four properties. Commercial and retail revenues as a percentage of total revenues have declined in each of the last three years as a result of the Company's strategy emphasizing redeployment of these investments into apartment communities.

   Portfolio occupancy rates as of December 31:

                                                                  1999  1998  1997
                                                                  ----  ----  ----
   Multifamily...................................................  95%   94%   95%
     Number of properties........................................  86    85    74
   Commercial and retail......................................... 100%  100%   99%
     Number of properties........................................   1     1     5

   For multifamily properties, portfolio occupancy is calculated by dividing the total occupied units by the total units in stabilized communities in the portfolio at the end of the period. For commercial and retail properties, portfolio occupancy is calculated by dividing the total occupied square footage by the total rentable square footage in the portfolio at the end of the period.

   The following table summarizes by property classification the acquisitions and dispositions for the years ended December 31, 1999, 1998 and 1997 (dollar amounts are gross acquisition costs in the case of acquisitions, total delivered cost in the case of completed development communities and gross sales prices in the case of property sales).

   Acquisition/disposition summary:

                                   1999             1998             1997
                              --------------- ---------------- ----------------
                               #       $        #      $        #       $
                              --- ----------- --- ------------ --- ------------
   Multifamily
     Property
      acquisitions(12)......    2 $57,900,000   7 $162,700,000  22 $537,700,000
     Development properties
      completed.............    1  29,965,000   7  183,088,000  --          --
     Property dispositions..    1   7,000,000   3   19,200,000   2   12,550,000
   Commercial and retail
     Property acquisitions..   --         --   --          --   --          --
     Property dispositions..   --         --    4   10,500,000  10   97,300,000

--------
(12) Includes, for 1997, 16 properties acquired in the Transaction with an aggregate cost of approximately $386,000,000, held by consolidated subsidiaries of BRE

 Other income

   Other income (which consists primarily of recurring nonrental income derived from apartment communities and includes, among other items, partnership, interest and third-party property management and development income) was $16,196,000, $12,439,000 and $9,083,000 for the years ended
December 31, 1999, 1998 and 1997, respectively. The increase in 1999 over 1998 is due to other income from same-store communities, communities acquired in 1998 and held for all of 1999, and development fees from joint ventures to the extent of third-party interests. The increase in 1998 over 1997 is due largely to other income generated by communities acquired in 1997 and held for all of 1998, including those acquired in the Transaction.

Expenses

 Real estate expenses

   A summary of real estate expenses for the years ended December 31, 1999, 1998 and 1997 follows.

                                                1999        1998        1997
                                             ----------- ----------- -----------
   Multifamily.............................. $70,469,000 $64,566,000 $44,049,000
   Commercial and retail....................         --       58,000     522,000
                                             ----------- ----------- -----------
   Total.................................... $70,469,000 $64,624,000 $44,571,000
                                             =========== =========== ===========

   Real estate expenses for multifamily rental properties (which include maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) increased by $5,903,000 (9%) in the year ended December 31, 1999 as compared to the prior year. This increase is due largely to the completion and lease-up of six communities previously under development as real estate expenses at same-store communities remained unchanged. Real estate expenses for the year ended December 31, 1998 increased 47% or $20,517,000 from 1997 primarily due to acquisitions in 1998 and communities completed in 1998,which were previously under development, and the expenses for an entire year for properties acquired in 1997, including those acquired in the Transaction. Multifamily real estate expenses as a percentage of multifamily rental income decreased from 35.8% in 1997 to 34.0% in 1998 and to 32.4% in 1999. Although not measurable with precision, management believes that this decrease resulted in part from economies of scale derived from increased concentration of assets in the Company's markets.

 Provision for depreciation

   The provision for depreciation increased by $7,761,000 for the year ended December 31, 1999 as compared to 1998, and increased $9,825,000 for the year ended December 31, 1998 as compared to 1997. The increases in 1999 and 1998 resulted from additional depreciation on property acquisitions (including those properties acquired in the Transaction) and to a lesser extent, depreciation on development properties completed in 1999. Further, during 1998 and 1997, dispositions of commercial and retail properties generally resulted in a higher depreciable base (and related depreciation expense) as the original cost basis plus the realized gain was reinvested.

 Interest expense

   Interest expense for the years ending December 31, 1999, 1998 and 1997 follows.

                                1999          1998         1997
                             -----------  ------------  -----------
   Interest on line of
    credit.................  $15,016,000  $ 12,550,000  $ 5,750,000
   Interest on unsecured
    senior notes...........   19,018,000    17,672,000    7,331,000
   Interest on mortgage
    loans payable..........   17,146,000    17,982,000    9,703,000
   Capitalized interest....   (9,485,000)  (12,606,000)  (1,178,000)
                             -----------  ------------  -----------
   Total interest expense..  $41,695,000  $ 35,598,000  $21,606,000
                             ===========  ============  ===========

   Year-end debt balances at December 31, 1999, 1998 and 1997 follow.

                                       December 31,  December 31,  December 31,
                                           1999          1998          1997
                                       ------------  ------------  ------------
   Unsecured line of credit..........  $315,000,000  $264,000,000  $186,000,000
   Unsecured senior notes............   253,000,000   253,000,000   123,000,000
   Mortgage loans payable............   211,403,000   235,146,000   232,367,000
                                       ------------  ------------  ------------
   Total debt........................  $779,403,000  $752,146,000  $541,367,000
                                       ============  ============  ============
   Weighted average interest rate for
    all debt at end of period........           7.1%          7.0%          7.2%
                                       ============  ============  ============

   Interest expense increased $6,097,000 to $41,695,000 in 1999 due to eight properties previously under development and lease-up. The cost of development increased borrowings under the line of credit and related interest expense, and lowered capitalization of interest upon completion. These increases were offset in part by the paydown of the line of credit from the proceeds of the January 1999 issuance of $53,750,000 in Series A Preferred Stock. In 1998, interest expense increased $13,992,000 to $35,598,000 due to: interest on the $130,000,000 unsecured senior notes due 2013, issued in February 1998; borrowings on the line of credit to fund acquisitions of stabilized properties; a full year of interest on debt assumed and incurred in the Transaction of approximately $280,000,000; and a full year of interest on $50,000,000 unsecured notes due 2007 issued in June 1997. This amount was offset in part by a paydown of balances on the Company's credit facilities from the net proceeds of equity offerings in 1998 totaling approximately $56,000,000 and net proceeds from property sales of approximately $31,000,000. Further, the 1998 amount is net of capitalized interest related to construction in progress for eight communities acquired in the Transaction and five other properties purchased for development. The 1997 interest expense was partially offset by the paydown of balances on the Company's line of credit using net proceeds from equity offerings in 1997 totaling approximately $109,900,000 and net proceeds from sales of investments in rental properties of approximately $105,318,000.

 General and administrative expenses

   General and administrative expenses for the three years ending December 31, 1999 were as follows.

                                                1999        1998        1997
                                             ----------  ----------  ----------
  General and administrative expenses....... $6,706,000  $6,133,000  $4,301,000
  As a percentage of total revenues.........        2.9%        3.0%        3.1%

   General and administrative expenses as a percentage of total revenues decreased by 0.1% in 1999 as compared to 1998 due to continued efficiencies in administrating a larger portfolio and a restructuring of corporate personnel in the first quarter of 1999. In 1998 as compared to 1997, general and administrative expenses decreased by 0.1%, although total revenues increased approximately 48%. This relatively small decrease is due to the efficiencies of administering a larger portfolio being offset in part by start-up costs in establishing new regional offices (the Company added new regions in connection with the Transaction) and the relocation of its corporate office. No such costs were incurred in 1997.

   Included in general and administrative expenses is office rent of $792,000, $568,000 and $415,000 for the three years ended December 31, 1999.

 Provision for nonrecurring charge

   In the first quarter of 1999, BRE recorded a restructuring charge of $1,250,000 related to reductions in corporate personnel. In the third quarter of 1998, BRE recorded a provision for litigation loss of $2,400,000 in connection with a jury award and related legal expenses. Both of these charges were concluded in 1999 with no further charge to expense. There were no such amounts in 1997.

 Net gain (loss) on sales of investments in rental properties

   The net gain on sales of investments in rental properties in 1999 was $54,000, primarily from the sale of the Los Senderos community. In 1998, the net loss on sales of investments in rental properties was $1,859,000, primarily from the sale of the Park Glenn apartment community and three commercial and retail properties: Hawthorne Del Amo, Valencia Medical Center and Vista Village Shopping Center for a total gross sale price of approximately $17,300,000. The net gain on sales in 1997 was $27,824,000, primarily due to the sale of the Villa Serra, Central, Santa Fe Springs and Hub properties for a total gross sale price of approximately $80,500,000. Certain of these sales were structured as tax-deferred exchanges, with the proceeds applied toward new investments in apartment communities. As of December 31, 1999, the Company had gains on sales totaling approximately $146,000,000 which have been deferred for federal and state income tax purposes since the Company's organization in 1970.

 Minority interest in income

   Minority interest in income was $5,447,000 for the year ended December 31, 1999 due to the earnings attributable to the minority members of the Company's consolidated subsidiaries, up from $4,224,000 for the year ended December 31, 1998. This increase is primarily due to the issuance of additional interests in income pursuant to the attainment of development goals in the Transaction and a full year of operations from another consolidated subsidiary formed in 1998. Minority interest in income was $4,224,000 for the year ended December 31, 1998 due to the earnings attributable to the minority members of the Company's consolidated subsidiaries, up from $972,000 for the year ended December 31, 1997. This increase is primarily due to a full year of allocation of income to minority members in connection with the Transaction.

 Dividends attributable to preferred stock

   The Company issued 2,150,000 shares of 8 1/2 % Series A Cumulative Redeemable Preferred Stock during the quarter ended March 31, 1999, and recorded $4,182,000 in dividends for the year ended December 31, 1999. No preferred stock was outstanding in the 12 months ended December 31, 1998 or 1997.

 Net income available to common shareholders

   Net income available to common shareholders was $69,034,000, $60,644,000 and $76,197,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in the year ended 1999 as compared to 1998 is due largely to an increase in net contribution to income from the completion of six communities and properties acquired or stabilized in 1998 and held for all of 1999. The decrease in the year ended 1998 as compared to 1997 is due largely to the loss on the sale of investments in rental properties in 1998, while 1997 had gains on sales of investments in rental properties. This decrease was offset in part by contributions to net income from properties acquired during 1997 and held for all of 1998, primarily from the Transaction.

 Construction in progress and land under development

   Land acquired for development is capitalized and reported as "Land under development" until the development plan for the land is formalized. Once the development plan is determined, the costs are transferred to the balance sheet line items "Construction in progress." Land acquisition, development and carrying costs of properties under construction are capitalized and reported as "Direct investments in real estate" or "Equity interests in and advances to real estate joint ventures", as appropriate, in "Construction in progress." The Company transfers the capitalized costs of direct investment properties for each building in a community under construction to the balance sheet line item "Investments in rental properties" once the building receives a final certificate of occupancy and is ready to lease.

   The following table presents data with respect to the Company's properties included in construction in progress and land under development at December 31, 1999, for both direct investment and equity interest properties. Completion of these properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. No assurance can be given that these properties will be completed or, if completed, that they will be completed by the estimated dates or for the estimated amounts or that they will contain the number of units proposed in the table below.

                                                       Cost to
                                                        Date--
                                           Proposed  December 31,  Estimated
                                           Units(13)     1999      Total Cost
                                           --------- ------------ ------------
Direct investment
Construction in progress(14)..............     708   $ 46,600,000 $ 95,500,000
Equity interests in joint venture
 construction in progress(15).............     780     71,700,000   86,500,000
                                             -----   ------------ ------------
  Subtotal................................   1,488    118,300,000 $182,000,000
                                                                  ============
Land under development(16)................     673     26,500,000
                                             -----   ------------
                                             2,161   $144,800,000
                                             =====   ============

--------
(13) As of December 31, 1999, 339 of these units had been delivered.

(14) Consists of the Pinnacle Bellevue community in Bellevue, Washington, Pinnacle Carmel Creek community in San Diego, California, and Pinnacle at Overlook II in Folsom, California, with 248, 348 and 112 units planned, respectively. Pinnacle at Overlook II has an estimated completion in the third quarter of 2000; the others in the fourth quarter of 2000.

(15) Consists of the gross costs of three communities, Pinnacle at Blue Ravine, Pinnacle Sonata and Pinnacle at Queen Creek, with 260, 268 and 252 units planned, respectively. These three communities are under joint venture agreements and are presented on the financial statements net of $56,700,000 of draws on construction loans and joint venture partner's capital contribution. The Company's net equity contribution upon completion is estimated at $16,500,000.

(16) Consists of Pinnacle MacArthur Place in Santa Ana, California and Pinnacle at Denver Tech Center, Greenwood Village, Colorado with 253 and 420 units planned, respectively. The development plans for these communities are under review and finalization, including obtaining final bids for construction costs, and the total proposed units may change.

 Impact of Inflation

   Over 97% of BRE's total revenues for 1999 were derived from apartment properties. Due to the short-term nature of most apartment leases (typically one year or less), the Company may seek to adjust rents to mitigate the impact of inflation upon renewal of existing leases or commencement of new leases, although there can be no assurance that the Company will be able to adjust rents in response to inflation. In addition, occupancy rates may also fluctuate due to short-term leases that permit apartment residents to leave at the end of each lease term at minimal cost to the resident.

 Year 2000 Considerations

   As of December 31, 1998, the Company had completed a project that replaced portions of its software so that its computer systems would function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost for the Company's systems was approximately $200,000, and such costs were expensed according to the Company's existing policy. The Company completed the necessary software replacement largely using existing employees. The Company believes that with the conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. As of March 1, 2000, the Company has not experienced significant operational problems due to Year 2000 issues. Further, the Company believes that its risk for future operational problems related to the Year 2000 issue is minimal.

   The Company is dependent on third parties to continue operating properly, and as of March 1, 2000, the Company is unaware of any significant Year 2000 issue preventing third parties with material dealings with the Company to function normally. However, as a component of its Year 2000 project, the Company has discussed Year 2000 compliance issues with its key vendors and service providers, and has developed contingency plans, although there can be no assurance that these contingency plans will successfully avoid future service interruption.

   Due to the complexity and pervasiveness of the Year 2000 issue and, in particular, the uncertainty regarding the compliance programs of third parties, no assurance can be given that these estimates will be achieved; actual results could differ materially from those anticipated.

 Liquidity and Capital Resources

   At December 31, 1999, the Company's cash totaled $13,812,000, up from $2,057,000 at the end of 1998 due to the excess of cash flow provided by operating and financing activities over cash flows used for investing activities, as follows:

  -- Net cash flows generated by operating activities increased by $15,943,000 from $97,081,000 for the year ended December 31, 1998, due primarily to higher net income in 1999.

  -- Net cash flows generated by financing activities decreased by $188,038,000 from $191,057,000 for the year ended December 31, 1998, due primarily to the issuance in 1998 of senior unsecured notes and higher borrowings on the line of credit to fund construction in progress and acquisitions of stabilized properties.

  -- Net cash flows used in investing activities decreased by $186,009,000 from $290,297,000 for the year ended December 31, 1998, due primarily to the 1998 funding of construction in progress and acquisitions of stabilized properties.

   Borrowings under the Company's line of credit totaled $315,000,000 at December 31, 1999, compared to $264,000,000 at December 31, 1998. Drawings on the line of credit are available to pay dividends to shareholders and distributions to minority members, to fund capital improvements and operating expenses, and to fund property acquisitions and development. The Company typically reduces its outstanding balance on the line of credit with available cash balances. Borrowings of up to $400,000,000 are available under the Company's line of credit, with $85,000,000 available at December 31, 1999. The line of credit matures in August 2001 and bears interest at the lower of LIBOR plus 0.70% or a rate based on bids of the participating banks. Cost of the line of credit is 0.15% per annum on the total commitment amount.

   The Company had a total of $253,000,000 in unsecured indebtedness other than the line of credit at December 31, 1999, consisting of the following:

   -- $73,000,000 of unsecured senior notes with an interest rate of 7.44% per annum on $55,000,000 and 7.88% per annum on $18,000,000. This indebtedness is to be repaid through scheduled principal payments annually from 2000 to 2005;

   -- $50,000,000 principal amount of unsecured senior notes due 2007, with an effective interest rate of approximately 7.8%; and

   -- $130,000,000 principal amount of unsecured notes due 2013, with an effective interest rate of 7.3%.

   In addition, at December 31, 1999, the Company had mortgage indebtedness totaling $211,403,000 at interest rates ranging from 5.3% to 9.3%, with remaining terms of from less than one to 29 years.

   For additional information regarding the Company's line of credit, unsecured senior notes payable and mortgage loans payable, including scheduled principal payments over the next five years, see Notes 5 and 6 to Notes to Consolidated Financial Statements. Certain of the Company's indebtedness contain financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. The Company was in compliance with all such financial covenants during the year ended December 31, 1999.

   The Company purchased two completed apartment communities totaling 628 units during the year ended December 31, 1999 for a gross purchase price of approximately $58,000,000. During this period, the Company also purchased four land sites for development of an estimated 1,132 units, for a gross purchase price of approximately $13,000,000. Further, the Company funded approximately $21,000,000 for direct investment construction in progress and funded approximately $49,000,000 in costs in 1999 for construction in progress for communities under joint venture agreements. These acquisition and construction costs were funded by borrowings on the line of credit, the issuance of preferred stock, construction loans on communities under joint venture agreements and proceeds from the sale of properties. Because of higher prices and corresponding declining rates of return on completed apartment communities in its targeted Western markets, the Company presently does not anticipate significant acquisitions of completed apartment communities in 2000, other than the communities noted below. The Company continually evaluates its portfolio to determine whether acquisitions or dispositions may be appropriate to maximize the portfolio's performance.

   The Company intends to meet its short-term liquidity requirements through cash balances and cash flows provided by operations, borrowings on the unsecured line of credit and to a lesser extent, proceeds from asset sales. The Company believes that its cash flow and cash available from its line of credit will be sufficient to meet its liquidity needs during 2000, which include normal recurring expenses, debt service requirements, budgeted expenditures for improvements to certain properties, funding ongoing construction in progress and distributions required to maintain the Company's real estate investment trust qualification under the Code.

   However, the Company anticipates that it will continue to require outside sources of financing to meet its long-term liquidity needs beyond 2000, such as scheduled debt repayments, construction funding and property acquisitions. At December 31, 1999, the Company had committed to purchase two multifamily communities for approximately $65,000,000 (estimated to fund in the year 2000) and had an estimated cost of $50,000,000 to complete existing direct investment construction in progress, and $2,000,000 (net of construction financing and partners' contributions) to fund joint venture construction in progress, with funding estimated from 2000 to 2002. In addition, the estimated cost to complete land under development has not been determined as the development plans have not been finalized. These properties may be contributed to a joint venture, which may significantly lower the Company's required funding. To facilitate the acquisition of public capital, the Company filed a universal shelf registration statement in March 1998 providing for the issuance of up to $750 million in equity, debt, preferred or convertible securities, of which approximately $640,000,000 remains unused at December 31, 1999. The Company believes that public capital markets will not be, for the foreseeable future, as significant a source of funding as they have in the three years ended December 31, 1999. The Company is actively searching for other sources of possible funding, including further joint ventures and additional secured construction debt. The Company owns unencumbered real estate assets that could be sold, contributed to joint ventures or used as collateral for financing purposes (subject to certain lender restrictions) and has encumbered assets with significant equity that could be further encumbered should other sources of capital not be available.

   Substantially all of the properties acquired in the Transaction are held through BRE Property Investors LLC (the "Operating Company"). Under the terms of the limited liability company agreement governing the operations of the Operating Company (the "LLC Agreement"), the nonmanaging members are entitled to receive certain distributions of cash prior to the Company. If the Operating Company's cash available for distribution is not sufficient to permit such priority distributions, the Company is required to make certain capital contributions to the Operating Company. The Operating Company is also required to maintain certain debt service coverage, debt-to-asset and other financial ratios intended to protect the members' rights to receive priority distributions. Under the terms of the LLC Agreement, among other items, the properties owned by the Operating Company may not be sold in a taxable transaction without the consent of the nonmanaging members for up to 10 years from the closing of the Transaction. The Operating Company has also guaranteed repayment of borrowings under the Company's $400 million line of credit.

Dividends and Distributions to Minority Members

   A cash dividend has been paid to common shareholders each quarter since the Company's inception in 1970. Dividends per common share were $1.56 in 1999, $1.44 in 1998 and $1.38 in 1997. Total dividends paid to common shareholders for the three years ended December 31, 1999, 1998 and 1997 were $69,544,000, $62,138,000 and $51,063,000, respectively. Distributions to minority members were $5,587,000 in 1999, $4,189,000 in 1998 and $972,000 in 1997. In 1999,
$4,182,000 in dividends were paid to preferred shareholders.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risks relating to the Company's operations result primarily from changes in short-term LIBOR interest rates. The Company does not have any direct foreign exchange or other significant market risk.

   The Company's exposure to market risk for changes in interest rates relates primarily to the Company's unsecured line of credit. The Company primarily enters into fixed and variable rate debt obligations to support general corporate purposes, including acquisitions, capital expenditures and working capital needs. The Company continuously evaluates its level of variable rate debt with respect to total debt and other factors, including its assessment of the current and future economic environment. The Company did not have any derivative financial instruments at December 31, 1999, but had in previous years. In 1997 and 1998, the Company closed out treasury rate lock agreements in conjunction with the issuance of its $50 million unsecured senior notes due 2007, issued in June 1997, and $130 million unsecured senior notes due 2013, issued in February 1998. The purpose of these treasury rate lock agreements was to obtain what the Company considered advantageous pricing for future anticipated debt issuance.

   The fair values of BRE's financial instruments (including such items in the financial statement captions as cash, other assets, accounts payable and other liabilities and unsecured line of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of the Company's mortgage loans payable and unsecured senior notes approximates their carrying value at December 31, 1999.

   The Company had $347,530,000 and $297,000,000 in variable rate debt outstanding at December 31, 1999 and 1998, respectively. A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $2,200,000 and $1,800,000, respectively, on the Company's earnings and cash flows based on these year-end debt levels. The Company cannot predict the effect of adverse changes in interest rates on its variable rate debt and, therefore, its exposure to market risk, nor can there be any assurance that fixed rate, long term debt will be available to the Company at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

   None.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a) Executive Officers. See "Executive Officers of the Registrant" in Part I of this report.

   (b) Directors. The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, relating to the Company's 1999 Annual Meeting of Shareholders, under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Securities and Exchange Commission within 120 days of December 31, 1999. A summary of the directors and their principal business for the last five years follows:

 John McMahan         Chairman of the Board of the Company. Managing Principal,
                      The McMahan Group, real estate strategic management
                      consultants, since 1996. President, John McMahan
                      Associates, Inc., a management consulting firm, and
                      McMahan Real Estate Securities, Inc., a real estate
                      investment firm, 1994 to 1996. President and Chief
                      Executive Officer, Mellon/McMahan Real Estate Advisors,
                      Inc., a real estate advisory firm, 1990 to 1994.
                      Executive Director, The Center for Real Estate Enterprise
                      Management, since 1999.

 William E. Borsari   Chairman or President, The Walters Management Company, a
                      real estate asset management company, for more than five
                      years.

 Robert A. Fiddaman   Former board chairman of SSR Realty Advisors, a real
                      estate investment and management firm, from 1996 to 1997.
                      President and Chief Executive Officer of Metric Realty
                      from 1993 to 1996.

 L. Michael Foley     Principal, L. Michael Foley and Associates, real estate
                      and corporate consulting, since 1996. Senior Vice
                      President and Chief Financial Officer, Coldwell Banker
                      Corporation, 1995-1996. Chairman and Chief Executive
                      Officer, Sears Savings Bank, 1989-93. Senior Executive
                      Vice President, Coldwell Banker Real Estate Group, Inc.,
                      1986-93. Executive Vice President, Homart Development
                      Co., 1983-1993. Director and Executive Committee Member,
                      Western Property Trust.

 Roger P. Kuppinger   President, The Kuppinger Company, a private financial
                      advisor to public and private companies, since February
                      1994. Senior Vice President and Managing Director,
                      Sutro & Co., Inc., an investment banking company, from
                      1969 to February 1994. Director, Realty Income
                      Corporation.

 Frank C. McDowell    President and Chief Executive Officer of the Company
                      since June 1995. Chief Executive Officer and Chairman of
                      Cardinal Realty Services, Inc., 1992-95.

 Edward E. Mace       President and Chief Executive Officer of Fairmont Hotels
                      & Resorts- U.S. /Mexico division based in San Francisco
                      since 1999. President and Chief Executive Officer of
                      Fairmont Hotels 1996--1999. Midwest regional director for
                      management consulting for the Real Estate Industry Group
                      of KPMG Peat Marwick from 1994 to 1996. President and
                      managing partner for Lincoln Property Company of Europe
                      from 1990 to 1994.

 Gregory M. Simon     Self employed as a private investor, since 1991. Senior
                      Vice President, H.F. Ahmanson & Co. and Home Savings of
                      America, from 1983 to 1991. Officer and Director, Golden
                      Orange Broadcasting, a privately held corporation.

 Arthur G. von Thaden President and Chief Executive Officer of the Company from
                      1987 to June 1995. Chief Executive Officer, BankAmerica
                      Realty Services, Inc., a real estate investment advisory firm, from 1970 to 1987.

Item 11. EXECUTIVE COMPENSATION

   The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, relating to the Company's 1999 Annual Meeting of Shareholders, under the headings "Executive Compensation and Other Information" and "Board and Committee Meetings; Compensation of Directors," to be filed with the Securities and Exchange Commission within 120 days of December 31, 1999.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

   The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, relating to the Company's 1999 Annual Meeting of Shareholders, under the heading "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission within 120 days of December 31, 1999.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by this Item is incorporated herein by reference to the Company's Proxy Statement, relating to the Company's 1999 Annual Meeting of Shareholders, under the headings "Stock Loans" and "Employment Contracts and Termination of Employment and Change in Control Arrangements-- Mr. McDowell--Stock Loan," to be filed with the Securities and Exchange Commission within 120 days of December 31, 1999.

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements

          1. Financial Statements:

             Report of Independent Auditors

             Consolidated Balance Sheets at December 31, 1999 and 1998

             Consolidated Statements of Income for the years ended December 31,
                 1999, 1998 and 1997

             Consolidated Statements of Cash Flows for the years ended December
                 31, 1999, 1998 and 1997

             Consolidated Statements of Shareholders' Equity for the years ended
                 December 31, 1999, 1998 and 1997

             Notes to Consolidated Financial Statements

          2. Financial Statement Schedule:

             Schedule III--Real Estate and Accumulated Depreciation

             All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

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

Dated March 22, 2000                      BRE Properties, Inc.

                                                 /s/ Frank C. McDowell
                                          By: _________________________________
                                                     Frank C. McDowell
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signature                           Title                 Dated
             ---------                           -----                 -----

     /s/ Frank C. McDowell           President and Director        March 22, 2000
____________________________________  (Principal Executive
         Frank C. McDowell            Officer)


      /s/ LeRoy E. Carlson           Executive Vice President      March 22, 2000
____________________________________  (Principal Financial and
          LeRoy E. Carlson            Accounting Officer)


        /s/ John McMahan             Chairman and Director         March 22, 2000
____________________________________
            John McMahan


     /s/ William E. Borsari          Director                      March 22, 2000
____________________________________
         William E. Borsari


     /s/ Robert A. Fiddaman          Director                      March 22, 2000
____________________________________
         Robert A. Fiddaman


      /s/ L. Michael Foley           Director                      March 22, 2000
____________________________________
          L. Michael Foley


     /s/ Roger P. Kuppinger          Director                      March 22, 2000
____________________________________
         Roger P. Kuppinger


       /s/ Edward E. Mace            Director                      March 22, 2000
____________________________________
           Edward E. Mace


      /s/ Gregory M. Simon           Director                      March 22, 2000
____________________________________
          Gregory M. Simon


    /s/ Arthur G. von Thaden         Director                      March 22, 2000
____________________________________
        Arthur G. von Thaden

                        REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Directors of
BRE Properties, Inc.:

   We have audited the accompanying consolidated balance sheets of BRE Properties, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the related financial schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRE Properties, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

San Francisco, California
January 18, 2000

                              BRE PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands, except per share data)

                                                            December 31,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
                        ASSETS
                        ------
Real estate portfolio
Direct investments in rental properties:
  Multifamily.......................................... $1,691,762  $1,618,461
  Construction in progress.............................     46,575      43,830
  Less: Accumulated depreciation.......................   (109,623)    (75,838)
                                                        ----------  ----------
                                                         1,628,714   1,586,453
                                                        ----------  ----------
Equity interests in and advances to real estate joint
 ventures
  Investments in rental properties.....................        --          --
  Construction in progress.............................     15,083         --
                                                        ----------  ----------
                                                            15,083         --
                                                        ----------  ----------
Land under development.................................     26,538      15,328
                                                        ----------  ----------
    Total real estate portfolio........................  1,670,335   1,601,781
Cash...................................................     13,812       2,057
Other assets...........................................     25,306      27,078
                                                        ----------  ----------
    Total assets....................................... $1,709,453  $1,630,916
                                                        ==========  ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Mortgage loans payable................................. $  211,403  $  235,146
Unsecured senior notes.................................    253,000     253,000
Unsecured line of credit...............................    315,000     264,000
Accounts payable and other liabilities.................     17,212      26,333
                                                        ----------  ----------
    Total liabilities..................................    796,615     778,479
                                                        ----------  ----------
Minority interest......................................     87,640      87,432
                                                        ----------  ----------
Shareholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
   authorized: 8 1/2% Series A cumulative redeemable,
   liquidation preference $25 per share. Shares issued
   and outstanding: 2,150,000 shares at December 31,
   1999; no shares outstanding at December 31, 1998....     53,750         --
  Common stock, $.01 par value; 100,000,000 shares
   authorized. Shares issued and outstanding:
   44,679,341 shares at December 31, 1999; 44,221,560
   shares at December 31, 1998.........................        447         443
Additional paid-in capital.............................    671,760     664,811
Accumulated net income in excess of cumulative
 dividends.............................................     99,241      99,751
                                                        ----------  ----------
    Total shareholders' equity.........................    825,198     765,005
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $1,709,453  $1,630,916
                                                        ==========  ==========

                 See Notes to Consolidated Financial Statements

                              BRE PROPERTIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)

                                                    Years ended December 31,
                                                   ---------------------------
                                                     1999     1998      1997
                                                   -------- --------  --------
Revenue
  Rental income Multifamily....................... $217,812 $189,810  $122,936
  Commercial and retail...........................      245      996     5,742
  Other income....................................   16,196   12,439     9,083
                                                   -------- --------  --------
    Total revenue.................................  234,253  203,245   137,761
                                                   -------- --------  --------
Expenses
  Real estate.....................................   70,469   64,624    44,571
  Provision for depreciation......................   35,524   27,763    17,938
  Interest........................................   41,695   35,598    21,606
  General and administrative......................    6,706    6,133     4,301
  Provision for nonrecurring charge...............    1,250    2,400       --
                                                   -------- --------  --------
    Total expenses................................  155,644  136,518    88,416
                                                   -------- --------  --------
Income before gain (loss) on sales of investments
 in rental properties and minority interest.......   78,609   66,727    49,345
Net gain (loss) on sales of investments in rental
 properties.......................................       54   (1,859)   27,824
                                                   -------- --------  --------
Income before minority interest...................   78,663   64,868    77,169
Minority interest in income.......................    5,447    4,224       972
                                                   -------- --------  --------
Net income........................................   73,216   60,644    76,197
Dividends attributable to preferred stock.........    4,182      --        --
                                                   -------- --------  --------
Net income available to common shareholders....... $ 69,034 $ 60,644  $ 76,197
                                                   ======== ========  ========
Earnings per common share:
Income excluding net gain (loss) on sales of
 investments in rental properties and minority
 interest......................................... $   1.55 $   1.45  $   1.35
Net gain (loss) on sales of investments in rental
 properties.......................................      --  $  (0.04) $   0.78
                                                   -------- --------  --------
Net income per common share--basic................ $   1.55 $   1.41  $   2.13
                                                   ======== ========  ========
Earnings per common share assuming dilution:
Income excluding net gain (loss) on sales of
 investments in rental properties and minority
 interest......................................... $   1.55 $   1.45  $   1.35
Net gain (loss) on sales of investments in rental
 properties.......................................      --  $  (0.04) $   0.76
                                                   -------- --------  --------
Net income per common share--assuming dilution.... $   1.55 $   1.41  $   2.11
                                                   ======== ========  ========

                  See Notes to Consolidated Financial Statements

                              BRE PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                                 Years ended December 31,
                                               -------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
Cash flows from operating activities
Net income...................................  $  73,216  $  60,644  $  76,197
Adjustments to reconcile net income to net
 cash flows generated by operating activities
  Net (gain) loss on sales of investments in
   rental properties.........................        (54)     1,859    (27,824)
  Provision for depreciation.................     35,524     27,763     17,938
  Provision for nonrecurring charge..........        --       2,400        --
  Minority interest in income................      5,447      4,224        972
  Decrease (increase) in other assets........        392         63     (9,074)
  (Decrease) increase in accounts payable and
   other liabilities.........................     (1,501)       128      9,355
                                               ---------  ---------  ---------
Net cash flows generated by operating
 activities..................................    113,024     97,081     67,564
                                               ---------  ---------  ---------
Cash flows from investing activities
Additions to direct investment construction
 in progress.................................    (35,514)  (179,568)    (9,813)
Reimbursements of construction in progress
 from unconsolidated joint ventures..........     56,615        --         --
Advances to unconsolidated joint ventures for
 construction in progress....................    (49,243)       --         --
Purchase of land under development...........    (11,210)       --         --
Multifamily communities acquired, net........    (59,206)  (149,638)  (152,700)
Apartments and construction in progress
 purchased from TCRW.........................        --         --    (160,544)
Decrease (increase) in funds held in escrow..        --      15,833    (15,833)
Capital expenditures--multifamily............     (4,715)    (3,553)    (1,542)
Capital expenditures--commercial and retail..        --        (141)      (446)
Rehabilitation expenditures..................    (12,604)    (6,665)    (4,578)
Mortgage loans receivable advanced...........        --         --      (5,950)
Mortgage loans receivable repayments.........        --       2,535     10,795
Proceeds from sales of property, net.........     11,589     30,900    105,318
                                               ---------  ---------  ---------
Net cash flows (used in) investing
 activities..................................   (104,288)  (290,297)  (235,293)
                                               ---------  ---------  ---------
Cash flows from financing activities
Principal payments on mortgage loans.........    (23,743)    (5,833)    (2,736)
Issuance of unsecured senior notes, net......        --     130,000     50,000
Costs of issuance of senior unsecured notes..        --      (3,787)    (3,746)
Line of credit
  Advances...................................    231,000    386,000    240,500
  Repayments.................................   (180,000)  (308,000)  (178,500)
Proceeds from preferred equity offering,
 net.........................................     51,637        --         --
Proceeds from common equity offerings, net...        --      56,013    109,903
Proceeds from exercises of stock options,
 net.........................................      3,438      2,991      8,375
Distributions to minority members............     (5,587)    (4,189)      (972)
Dividends paid...............................    (73,726)   (62,138)   (51,063)
                                               ---------  ---------  ---------
Net cash flows generated by financing
 activities..................................      3,019    191,057    171,761
                                               ---------  ---------  ---------
Increase (decrease) in cash..................     11,755     (2,159)     4,032
Balance at beginning of period...............      2,057      4,216        184
                                               ---------  ---------  ---------
Balance at end of period.....................  $  13,812  $   2,057  $   4,216
                                               =========  =========  =========

                  See Notes to Consolidated Financial Statements

                              BRE PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         (Dollar amounts in thousands, except share and per share data)

                                              Years ended December 31,
                                         -------------------------------------
                                            1999         1998         1997
                                         -----------  -----------  -----------
Common stock shares
Balance at beginning of year...........   44,221,560   41,738,704   32,879,741
Issuance of shares pursuant to purchase
 transactions..........................          --           --     3,713,331
Stock options exercised................      269,852      350,415      364,752
Conversion of operating company units
 to common shares......................      185,000          --           --
Shares issued pursuant to dividend
 reinvestment plan.....................          --        12,926      101,951
Issuance of shares pursuant to equity
 offerings.............................          --     2,119,515    4,678,929
Other..................................        2,929          --           --
                                         -----------  -----------  -----------
  Balance at end of year...............   44,679,341   44,221,560   41,738,704
                                         -----------  -----------  -----------
Preferred stock shares
Balance at beginning of year...........          --           --           --
Issuance of 8 1/2% Series A cumulative
 redeemable............................    2,150,000          --           --
                                         -----------  -----------  -----------
  Balance at end of year...............    2,150,000          --           --
                                         -----------  -----------  -----------
Common stock
Balance at beginning of year...........  $       443  $       417  $       329
Issuance of shares pursuant to purchase
 transactions..........................          --           --            37
Stock options exercised................            2            5            4
Conversion of operating company units
 to common shares......................            2          --           --
Issuance of shares pursuant to dividend
 reinvestment plan.....................          --           --             1
Issuance of shares pursuant to equity
 offerings.............................          --            21           46
                                         -----------  -----------  -----------
  Balance at end of year...............  $       447  $       443  $       417
                                         -----------  -----------  -----------
Preferred stock
Balance at beginning of year...........          --           --           --
Issuance of 8 1/2% Series A cumulative
 redeemable............................  $    53,750          --           --
                                         -----------  -----------  -----------
  Balance at end of year...............  $    53,750          --           --
                                         -----------  -----------  -----------
Additional paid-in capital
Balance at beginning of year...........  $   664,811  $   605,833  $   387,674
Issuance of shares pursuant to purchase
 transactions..........................          --           --        99,932
Conversion of operating company units
 to common shares......................        4,980          --           --
Stock options exercised................        1,899        2,637        5,764
Issuance of shares pursuant to dividend
 reinvestment plan.....................          --           349        2,606
Issuance of shares pursuant to equity
 offerings.............................          --        55,992      109,857
Other..................................           70          --           --
                                         -----------  -----------  -----------
  Balance at end of year...............  $   671,760  $   664,811  $   605,833
                                         -----------  -----------  -----------
Accumulated net income in excess of
 cumulative dividends
Balance at beginning of year...........  $    99,751  $   101,245  $    76,111
    Net income for year................       73,216       60,644       76,197
Cash dividends paid: $1.56, $1.44 and
 $1.38 per common share for the years
 ended December 31, 1999, 1998 and
 1997, respectively, and $1.96 per
 preferred share in 1999...............      (73,726)     (62,138)     (51,063)
                                         -----------  -----------  -----------
  Balance at end of year...............  $    99,241  $    99,751  $   101,245
                                         -----------  -----------  -----------
    Total shareholders' equity.........  $   825,198  $   765,005  $   707,495
                                         ===========  ===========  ===========

                 See Notes to Consolidated Financial Statements

                             BRE PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company

   BRE Properties, Inc. ("BRE" or the "Company") is a self-administered real estate investment trust that owns and operates multifamily communities and other income-producing properties in the Western United States. At December 31, 1999, BRE's portfolio, owned directly or through subsidiaries, consisted of 89 properties, including 86 multifamily communities (aggregating 22,690 units), one commercial and retail property, and two properties held in partnerships in which BRE is a limited partner. Of these properties, 39 were located in California, 22 in Arizona, nine in Washington, five in Nevada, five in Utah, four in New Mexico, three in Oregon and two in Colorado. In addition, at December 31, 1999, there were eight properties under development aggregating an estimated 2,161 units, including 780 units held under joint venture agreements in which BRE will be a minority owner when construction is completed.

 Transaction with Trammell Crow Residential-West

   On November 18, 1997, BRE acquired 16 completed properties and eight development properties from certain entities of Trammell Crow Residential-West (the "Transaction") pursuant to a definitive agreement (the "Contribution Agreement"). BRE paid a total of approximately $160 million in cash and issued $100 million in common stock based on a stock price of $26.93 per share, as provided for in the Contribution Agreement. In addition, certain entities received Operating Company Units ("OC Units ") valued at $76 million in BRE Property Investors LLC (the "Operating Company"), a Delaware limited liability company and majority-owned subsidiary of BRE. The Operating Company also assumed approximately $120 million in debt. BRE is the sole managing member of the Operating Company and owned an approximate 74% interest therein at December 31, 1999. Substantially all of the properties acquired in the Transaction were held through the Operating Company, which was formed by the Company for the purpose of acquiring the properties in the Transaction. The Operating Company continues to hold substantially all of the properties acquired in the Transaction.

   The OC Units held by nonmanaging members are included in minority interest in the Company's consolidated financial statements. Starting in November 1998, nonmanaging members of the Operating Company can exchange their units for common stock of BRE on a 1:1 basis or, at the option of the Company, cash in an amount equal to the market value of such common stock at the time of the exchange. As of December 31, 1999, 185,000 OC Units have been exchanged for common stock. The nonmanaging members are entitled to priority distributions regardless of the cash flow of the Operating Company. The Operating Company is also required to maintain certain financial ratios to protect the nonmanaging member's distributions. Further, the Company is restricted from selling assets of the Operating Company in a taxable sale for a period ranging from eight to ten years from the date of the Transaction. The Operating Company has also guaranteed the repayment of the Company's $400 million line of credit.

   The Contribution Agreement also provided for an additional issuance of OC Units dependent on the extent to which the eight development properties attained completion schedules and budget objectives. Accordingly, a total of 430,624 additional OC Units were issued. In 1998, the Company recorded a liability of approximately $7 million for its estimate of additional OC Units to be issued. The actual amount was reclassified to minority interest in 1999, once the actual number of OC Units issued was determined.

 Equity Offerings

   In the first quarter of 1999, BRE issued 2,150,000 shares of 8 1/2% Series A Cumulative Redeemable Preferred Stock for net proceeds of approximately $52 million. The Series A Preferred Stock is redeemable, at the Company's option, starting January 29, 2004.

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

2. Accounting Policies

 Consolidation

   The accompanying consolidated financial statements include the accounts of the Company, the Operating Company and other subsidiaries that hold title to individual properties. All significant intercompany balances and transactions have been eliminated in consolidation. Due to the Company's ability to control the Operating Company and other subsidiaries, such entities have been consolidated with the Company for financial reporting purposes.

   During 1999, the Company entered into joint venture agreements in which the Company will be a noncontrolling minority owner. Accordingly, these interests are recorded using the equity method. BRE receives certain fees for the development and construction of the real estate property held by these joint ventures and has recognized other income to the extent of the third-party interest.

 Rental property

   Rental property is recorded at cost, less accumulated depreciation, less an adjustment, if any, for impairment. Rental properties are evaluated for impairment when conditions indicate that the sum of expected future cash flows before interest from a rental property during the expected holding period may be less than its carrying value. Upon determination that such impairment has occurred, rental properties are reduced to estimated fair value. There were no properties for which an adjustment for impairment in value was made in 1999 or 1998. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which range from 35 to 45 years for buildings and three to ten years for other property. Direct investment development projects are considered placed in service as certificates of occupancy are issued and the units become ready for occupancy. Land acquired for development is capitalized and reported as "Land under development" until the development plan for the land is formalized. Once the development plan is determined, the costs are transferred to the balance sheet line items "Construction in progress."

 Real estate held for sale

   Real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

   In the normal course of business, BRE will receive offers for sale of its properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. As a result, real estate is not classified as "held for sale" until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are currently under way. No properties were considered "held for sale" for this purpose as of December 31, 1999 or 1998.

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

 Deferred costs

   Included in Other assets are costs incurred in obtaining debt financing that are deferred and amortized over the terms of the respective debt agreements as interest expense. Related amortization expense is included in interest expense in the accompanying consolidated statements of income. Net deferred financing costs included in Other assets in the accompanying balance sheets are $7,730,000 and $8,713,000 as of December 31, 1999 and 1998,
respectively.

 Income taxes

   BRE has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended ("the Code"). As a result, BRE will not be subject to federal taxation at the corporate level to the extent it distributes, annually, at least 95% of its REIT taxable income, as defined by the Code, to its shareholders and satisfies certain other requirements. In addition, the states in which BRE owns and operates real estate properties have provisions equivalent to the federal REIT provisions. Accordingly, no provision has been made for federal or state income taxes in the accompanying consolidated financial statements.

 Net gain (loss) on sales of investments in rental properties

   Sales are generally recorded after title has been transferred to the buyer and after appropriate payments have been received and other criteria met.

 Fair value of financial instruments

   The fair values of BRE's financial instruments (including such items in the financial statement captions as cash, other assets, accounts payable and other liabilities and unsecured line of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of the Company's mortgage loans payable and unsecured senior notes approximates their carrying value at December 31, 1999.

 Reclassifications

   Certain reclassifications have been made to the prior years' financial statements to conform to the presentation of the current year's financial statements.

 Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Descriptive information about reportable segments

   BRE adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") in the fourth quarter of 1998. Statement 131 requires certain descriptive information to be provided about an enterprise's reportable segments. BRE has determined that it has one operating and reportable segment, multifamily communities, which comprised 98% of BRE's assets at December 31, 1999 and 1998 and approximately 96% of its total revenues for the three years ended December 31, 1999. All multifamily communities owned by the Company are located in the Western United States, in three general markets that it defines as Coastal, Desert and Mountain states.

   BRE's business focus is the ownership and operation of multifamily communities; it evaluates performance and allocates resources primarily based on the net operating income ("NOI") of an individual multifamily community. NOI is defined by the Company (and generally by the real estate industry) as the excess of all revenue generated by the community (primarily rental revenue) less direct operating expenses (primarily, but not limited to, payroll, property taxes, insurance and maintenance expense). Accordingly, NOI excludes depreciation, capitalized expenditures and interest expense. NOI from multifamily communities totaled $158 million, $134 million and $83 million for the years ended December 31, 1999, 1998, and 1997, respectively. All other segment measurements are presently disclosed in the accompanying consolidated balance sheets and Notes to Consolidated Financial Statements.

   All revenues are from external customers and there are no revenues from transactions with other segments, as the only activity outside operating apartments is the ownership of one parcel of commercial land. There are no tenants that contributed 10% or more of BRE's total revenues in 1999, 1998 or 1997. Interest income is not separately reported, as it is immaterial. Interest expense on debt is not allocated to individual properties, even if such debt is secured. Further, minority interest in consolidated subsidiaries is not allocated to the related properties. There is no provision for income tax as the Company is organized as a REIT under the Code.

3. Real Estate Portfolio

   Direct investments in rental properties--multifamily:

                                                                 December 31,
                                                                     1999
                                                                --------------
   Land........................................................ $  327,928,000
   Improvements................................................  1,363,834,000
                                                                --------------
     Subtotal..................................................  1,691,762,000
   Accumulated depreciation....................................   (109,623,000)
                                                                --------------
     Total..................................................... $1,582,139,000
                                                                ==============

                                                                 December 31,
                                                                     1998
                                                                --------------
   Land........................................................ $  316,705,000
   Improvements................................................  1,301,756,000
                                                                --------------
     Subtotal..................................................  1,618,461,000
   Accumulated depreciation....................................    (75,838,000)
                                                                --------------
     Total..................................................... $1,542,623,000
                                                                ==============

   An analysis of direct investment construction in progress follows.

   Balance, December 31, 1998................................... $ 43,830,000
   Additions to projects under construction at December 31,
    1998........................................................    9,426,000
   Projects started in 1999.....................................   24,444,000
   Communities sold.............................................   (5,369,000)
   Contributions to joint ventures..............................  (22,455,000)
   Transfers of construction in progress to direct investments
    in rental properties--multifamily...........................   (3,301,000)
                                                                 ------------
   Balance, December 31, 1999................................... $ 46,575,000
                                                                 ============

   As of December 31, 1999, the Company had commitments to acquire two multifamily communities with a total estimated acquisition cost of approximately $65,000,000. The Company expects the commitments will be funded in calendar year 2000. There can be no assurance that these communities will be acquired, or will be acquired for the estimated cost indicated.

   During the year ended December 31, 1998, approximately $7,000,000 of taxable gain (unaudited) was deferred under Section 1031 of the Code for certain properties sold. BRE's carrying value of its assets exceeded the tax basis by approximately $146,000,000 (unaudited) at December 31, 1999.

4. Equity Interests in and Advances to Real Estate Joint Ventures

   As of December 31, 1999, BRE had no completed communities under joint venture agreements. Such communities are accounted for under the equity method and, accordingly, BRE's interest is presented net of debt or partners' contributions. An analysis of equity interests in real estate joint ventures-- construction in progress follows.

   Balance, December 31, 1998...................................          --
   Transfers from direct investments for contributions to joint
    ventures....................................................   22,455,000
   Reimbursements from joint ventures...........................  (56,615,000)
   Advances to joint ventures...................................   49,243,000
                                                                 ------------
   Balance, December 31, 1999................................... $ 15,083,000
                                                                 ============

   The joint ventures have total costs in construction in progress of $71,698,000 at December 31, 1999. The joint ventures have construction loans with total commitments of $72,700,000, with $54,668,000 outstanding at December 31, 1999. These construction loans are guaranteed by BRE, mature in 2000 and 2011, and have interest rates between 7.00%-7.25%, with interest only due until maturity.

5. Line of Credit and Unsecured Senior Notes

   As of December 31, 1999, BRE had an unsecured line of credit for up to $400,000,000, expiring in August 2001. Borrowings totaled $315,000,000 at December 31, 1999 and $264,000,000 at December 31, 1998. The interest rate is variable and the average interest rate was approximately 6.1% and 6.3% for the years ended December 31, 1999 and 1998, respectively.

   As of December 31, 1999, there were $253,000,000 in unsecured senior notes outstanding with an average fixed interest rate of 7.5% with interest only due through 1999. Included in this effective interest rate is the amortization of the costs related to the issuance of the $50 million unsecured notes due 2007 and the $130 million unsecured notes due 2013. These unsecured notes are to be repaid through scheduled principal payments from 2000 through 2005, 2007 and 2013.

   The line of credit and unsecured senior note agreements contain various covenants that include, among other factors, tangible net worth and requirements to maintain certain financial ratios. BRE was in compliance with such financial covenants as of December 31, 1999.

6. Mortgage Loans Payable

   The following data pertain to loans payable at December 31, 1999 and 1998.

                                                           December 31,
                                                     -------------------------
                                                         1999         1998
                                                     ------------ ------------
   Mortgage loans payable........................... $211,403,000 $235,146,000
   Cost of investments in real estate securing
    mortgage loans payable.......................... $400,247,000 $401,850,000
   Annual principal and interest payments........... $ 19,500,000 $ 20,400,000
   Remaining terms of mortgage loans payable........   1-29 years   1-30 years
   Interest rates on fixed rate mortgages...........    6.5%-9.3%    6.5%-9.3%

   Included in the $211,403,000 mortgage loans payable is $32,530,000 of tax-exempt debt with a variable interest rate, which was 3.3% at December 31, 1999. The effective interest rate on this debt is 5.3%, which includes amortization of related fees and costs. Interest on all other mortgage loans is fixed.

   Scheduled principal payments required on the unsecured line of credit, unsecured senior notes payable and mortgage loans payable for the next five years and thereafter are as follows. Included in the 2001 amount is $315,000,000 for the unsecured line of credit.

     2000.......................................................... $ 30,737,000
     2001..........................................................  327,893,000
     2002..........................................................   40,916,000
     2003..........................................................   28,840,000
     2004..........................................................   21,931,000
     Thereafter....................................................  329,086,000
                                                                    ------------
       Total....................................................... $779,403,000
                                                                    ============

   Interest expense on mortgage loans and unsecured senior notes including amortization of related costs aggregated $36,164,000, $35,654,000 and $17,034,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Capitalized interest was $9,485,000, $12,606,000 and $1,178,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Excluding capitalized interest, interest expense exceeded cash paid for interest by approximately $1,500,000 and $1,300,000 in 1999 and 1998, respectively; this difference was immaterial in 1997.

7. Stock Option Plans

   BRE has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations in accounting for its employee and non-employee director stock options. As discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("Statement 123"), requires the use of option valuation models that were not developed for use in valuing employee and non-employee director stock options. Under APB 25, because the exercise price equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

 Employee Plan

   The 1984 and 1992 Stock Option Plans and the 1999 BRE Stock Incentive Plan ("Plans") provide for the issuance of Incentive Stock Options, Non-Qualified Stock Options, restricted shares and other grants. The maximum number of shares that may be issued under the Plans is 4,350,000. The option price may not be less than the fair market value of a share on the date that the option is granted and the options generally vest over five years. The 1999 BRE Stock Incentive Plan was adopted by shareholders in 1999. The 1999 BRE Stock Incentive Plan incorporated the Broad Based Plan created in 1998, and allows for grants of up to 2,000,000 shares. During 1999 and 1998, certain key employees were allowed to exercise options with a reload provision and 18,567 and 186,374 reload grants were made, respectively, in those years. Changes in options outstanding during the years ended December 31, 1999, 1998 and 1997 were as follows.

                                         Years ended December 31,
                          ----------------------------------------------------------
                                 1999                1998               1997
                          ------------------- ------------------- ------------------
                                     Weighted            Weighted           Weighted
                           Shares    average   Shares    average   Shares   average
                            under    exercise   under    exercise  under    exercise
                           option     price    option     price    option    price
                          ---------  -------- ---------  -------- --------  --------
Balance at beginning of
 period.................  1,445,179   $24.29    864,200   $20.96   752,600   $16.90
Granted.................    825,410   $24.64    852,424   $26.72   397,500   $25.87
Exercised...............   (218,510)  $19.34   (208,095)  $19.04  (236,700)  $16.89
Cancelled...............   (211,310)  $25.76    (63,350)  $24.29   (49,200)  $21.14
                          ---------           ---------           --------
  Balance at end of
   period...............  1,840,769   $24.96  1,445,179   $24.29   864,200   $20.96
                          =========           =========           ========
Exercisable.............    441,096   $24.33    266,005   $18.79   319,600   $16.59
Shares available for
 granting future
 options................  1,385,764               2,601            755,936
Weighted average
 estimated fair value of
 options granted during
 the year...............              $ 3.26              $ 3.14             $ 3.23

   At December 31, 1999, the exercise price of shares under option ranged from $12.97 to $28.06, with a weighted average exercise price of $24.96. The exercise price of all options granted in the years ended December 31, 1999, 1998 and 1997 was equal to the market price on the date of grant. Expiration dates range from 2000 through 2009; the weighted average remaining contractual life of these options is 8.1 years. Stock options were exercised during 1999 on options originally granted from $12.97 to $26.00. At December 31, 1999, there were 20,175 restricted shares outstanding under the Plans, and 18,375 were granted in 1999. There were no restricted shares granted in 1998 or 1997.

   In addition to the options granted under the Plans, an option for 100,000 shares (at $15.32 per share) is held by the President and Chief Executive Officer. During 1998, 33,334 and in 1999, 33,333 such options were exercised for $15.32 per share; 33,333 options remain outstanding at December 31, 1999. This option was registered with the Securities and Exchange Commission on a Form S-8 and is not part of the Plans. This option had a fair value of $2.28 per share in 1995, the year of the grant. In conjunction with the 1996 merger with Real Estate Investment Trust of California ("RCT"), options on 381,900 BRE shares equivalent to options previously granted under the RCT plan were issued to officers with exercise prices ranging from $11.41 to $14.70. During 1999, 81,919 of these options were exercised at $14.70 and none of these options remain outstanding at December 31, 1999. In addition, an outside consultant holds options on 8,000 shares at a strike price of $26.88, which is not a part of the Plans.

 Direct Stock Purchase and Dividend Reinvestment Plan

   In 1996, the Company instituted a direct stock purchase and dividend reinvestment plan (the "DRIP") in which shareholders may purchase either newly issued or previously issued shares. The total amount of shares authorized under the DRIP is 1,500,000; from inception through December 31, 1999, 122,001 new shares have been issued.

 Non-Employee Director Stock Option Plan

   The Amended and Restated Non-Employee Director Stock Option Plan provides for the issuance of 25,000 Non-Qualified Stock Options per year to each non-employee member of the Board of Directors and an additional 25,000 options to the Chairman of the Board of Directors. In addition, up to 8,000 options may be granted to each non-employee director for committee membership and/or chairmanship, and up to 5,000 options may be granted based on operational performance. This plan has a reload provision that granted an additional 140,681 options in 1999 and 100,305 options in 1998. The maximum number of shares that may be issued under this plan is 1,550,000. As with the Plans, the option price may not be less than the fair market value of a share on the date the option is granted. Changes in options outstanding for the years ended December 31, 1999, 1998 and 1997 were as follows.

                                        Years ended December 31,
                          --------------------------------------------------------
                                 1999               1998               1997
                          ------------------- ------------------ -----------------
                                     Weighted           Weighted          Weighted
                           Shares    average   Shares   average  Shares   average
                            under    exercise  under    exercise  under   exercise
                           option     price    option    price   option    price
                          ---------  -------- --------  -------- -------  --------
Balance at beginning of
 period.................    796,204   $24.38   600,000   $21.92  420,000   $18.71
Granted.................    433,545   $24.30   381,305   $25.25  240,000   $26.82
Exercised...............   (158,548)  $21.25  (174,349)  $17.61  (60,000)  $18.97
Cancelled...............       (667)  $26.25   (10,752)  $27.80      --       --
                          ---------           --------           -------
  Balance at end of
   period...............  1,070,534   $24.81   796,204   $24.38  600,000   $21.92
                          =========           ========           =======
Exercisable.............    704,413   $24.89   527,723   $24.10  445,828   $19.94
Shares available for
 granting future
 options................    310,475            602,672           140,000
Weighted average
 estimated fair value of
 options granted during
 the year...............              $ 3.28             $ 2.84            $ 3.64

   At December 31, 1999, the exercise prices of shares under option ranged between $15.25 and $27.88, with expiration dates from 2004 to 2009. The exercise price of all options granted in the years ended December 31, 1999, 1998 and 1997 was equal to the market price on the date of grant. The options vest ratably over one year, except for options granted pursuant to a reload, which vest 100% after 18 months from the date of the grant, and options granted by operational performance, which vest immediately. The weighted average remaining contractual life of these options is 8.4 years.

   Pro forma information regarding net income and earnings per share required by Statement 123 was determined as if BRE had accounted for the employee and non-employee director stock options granted only in the years ended December 31, 1999, 1998 and 1997 under the fair value method of that Statement. The impact on the years ended December 31, 1999, 1998 and 1997 of options granted prior to 1996 was excluded from this presentation. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for the years ended December 31, 1999, 1998 and 1997.

                                                       Years ended December
                                                                31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
   Risk-free interest rate...........................    5.70%    5.50%    6.12%
   Dividend yield....................................    6.70%    5.70%    5.70%
   Volatility........................................     .24      .18      .18
   Weighted average option life...................... 7 years  7 years  7 years

   The Black-Scholes option pricing model was developed for use in estimating the fair market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the above stock option plans have characteristics significantly different from those of traded options, and because, in management's opinion, changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of the above stock option plans.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. BRE's pro forma information, as if the Company had adopted Statement 123 as discussed above, follows.

                                                Years ended December 31,
                                           -----------------------------------
                                              1999        1998        1997
                                           ----------- ----------- -----------
   Pro forma net income................... $66,291,000 $58,474,000 $74,721,000
   Pro forma earnings per share........... $      1.49 $      1.36 $      2.09
   Pro forma earnings per share assuming
    dilution.............................. $      1.49 $      1.36 $      2.07

   The effect of the application of Statement 123 is not necessarily representative of the effect on net income for future years.

8. Earnings per Share

   The following table sets forth the computation of basic and diluted earnings per share with respect to income from continuing operations:

                                            1999         1998         1997
                                         -----------  ----------- ------------
Numerator
  Net income available to common
   shareholders......................... $69,034,000  $60,644,000 $ 76,197,000
  Less adjustment for gain (loss) on
   sales of investments in rental
   properties available to common
   shareholders.........................     (54,000)   1,859,000  (27,824,000)
                                         -----------  ----------- ------------
Numerator for basic earnings per share
 income from continuing operations
 available to common shareholders.......  68,980,000   62,503,000   48,373,000
Effect of dilutive securities
  Minority interest in income
   convertible into common shares.......   4,847,000    4,126,000      972,000
                                         -----------  ----------- ------------
Numerator for diluted earnings per
 share.................................. $73,827,000  $66,629,000 $ 49,345,000
                                         ===========  =========== ============
Denominator
  Denominator for basic earnings per
   share--weighted average shares.......  44,540,000   42,940,000   35,750,000
  Effect of dilutive securities
    Stock options.......................     120,000      330,000      570,000
    Weighted average convertible
     operating company units............   3,100,000    2,840,000      290,000
                                         -----------  ----------- ------------
  Dilutive potential common shares......   3,220,000    3,170,000      860,000
                                         -----------  ----------- ------------
  Denominator for diluted earnings per
   share adjusted for weighted average
   shares and assumed conversion........  47,760,000   46,110,000   36,610,000
                                         ===========  =========== ============
  Basic earnings per share excluding
   gain (loss) on sale.................. $      1.55  $      1.45 $       1.35
                                         ===========  =========== ============
  Diluted earnings per share excluding
   gain (loss) on sale.................. $      1.55  $      1.45 $       1.35
                                         ===========  =========== ============

9. Retirement Plan

   BRE has a defined contribution retirement plan covering all employees with more than six months of continuous full-time employment. In addition to employee elective deferrals, in 1999 and 1998, BRE contributed up to 3% of the employee's compensation up to $4,800 per employee in 1999, and $4,500 in 1998. In 1997,

BRE's contribution was limited to 1.5% of the participating employee's salary. The aggregate amounts contributed by BRE were $359,000, $197,000 and $63,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

10. Related Party Transactions

   Certain executives of BRE have purchased stock, the consideration for which was interest-bearing recourse loans. The loans may be forgiven in whole or in part upon the achievement of certain performance goals for BRE related to growth in assets, funds from operations and stock price. A portion of the loans expected to be forgiven are expensed currently as compensation. At December 31, 1999, the carrying amount of the loans was $2,291,000 and was included in other assets. The amounts of such loans expected to be forgiven and treated as compensation expense were $166,000, $370,000 and $151,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

11. Litigation

   BRE defends against various claims and legal actions that happen in its normal course of business, including certain environmental actions. BRE cannot predict the ultimate outcome of these matters. In the opinion of management, there are no current actions that would have a material adverse effect on BRE's consolidated results of operations or financial position.

   In the third quarter of 1998, the Company recorded a provision for litigation loss of $2,400,000 in connection with a jury award and related legal expenses. This judgment was settled in 1999 with no additional charges to expenses.

13. Supplemental Financial Data

   Quarterly financial information (unaudited) follows.

                                      Year ended December 31, 1999
                         -------------------------------------------------------
                         Quarter ended Quarter ended Quarter ended Quarter ended
                           March 31       June 30    September 30   December 31
                         ------------- ------------- ------------- -------------
                              (amounts in thousands, except per share data)
Revenues................    $55,420       $58,339       $59,829       $60,665
Income before gain
 (loss) on sales........    $17,511       $19,462       $20,434       $21,202
Net income available to
 common shareholders....    $15,340       $17,038       $17,939       $18,717
Net income per
 outstanding common
 share--basic
  Income before gain
   (loss) on sales......    $  0.40       $  0.44       $  0.46       $  0.47
  Net income............    $  0.35       $  0.38       $  0.40       $  0.42
Net income per
 outstanding common
 share--assuming
 dilution
  Income before gain
   (loss) on sales......    $  0.45       $  0.41       $  0.43       $  0.37
  Net income............    $  0.35       $  0.38       $  0.40       $  0.42

                                      Year ended December 31, 1998
                         -------------------------------------------------------
                         Quarter ended Quarter ended Quarter ended Quarter ended
                           March 31       June 30    September 30   December 31
                         ------------- ------------- ------------- -------------
                              (amounts in thousands, except per share data)
Revenues................    $47,413       $49,231       $52,750       $53,851
Income before gain
 (loss) on sales........    $14,967       $15,787       $14,318       $17,431
Net income..............    $14,142       $15,741       $14,116       $16,645
Net income per share
  Income before gain
   (loss) on sales......    $  0.36       $  0.37       $  0.33       $  0.39
  Net income............    $  0.34       $  0.37       $  0.32       $  0.38
Net income per share-
 assuming dilution
  Income before gain
   (loss) on sales......    $  0.36       $  0.37       $  0.33       $  0.39
  Net income............    $  0.34       $  0.37       $  0.32       $  0.38

   For the years ended December 31, 1999, 1998 and 1997, the federal income tax components of the Company's dividends on the common stock were as follows. In 1999, the dividends on the preferred stock were 100% allocable to ordinary income (unaudited).

                                              28%     20%   Unrecaptured Return
                                   Ordinary Capital Capital Section 1250   of
                                    Income   Gain    Gain       Gain     Capital
                                   -------- ------- ------- ------------ -------
   December 31, 1999..............    95%      --       1%        4%         0%
   December 31, 1998..............    83%      --       4%        2%        11%
   December 31, 1997..............    83%      13%      2%        2%         0%

                             BRE PROPERTIES, INC.

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1999
                         (Dollar amounts in thousands)

                                                     Initial Cost to       Costs
                                                         Company        Capitalized
                                        Dates     --------------------- Subsequent  Depreciable
                                      Acquired/            Buildings &      to        Lives--
      Name            Location       Constructed    Land   Improvements Acquisition    Years
      ----            --------       ------------ -------- ------------ ----------- -----------
APARTMENTS
Sharon Green.... Menlo Park, CA       1971/1970   $  1,250  $   5,770     $ 2,567        45
Verandas........ Union City, CA       1993/1989      3,233     12,932         670        40
Foster's
Landing......... Foster City, CA      1996/1987     11,742     47,846       4,427        40
Promontory
Point........... San Ramon, CA        1996/1992      8,724     34,895         254        40
Redhawk Ranch... Fremont, CA          1997/1995     11,747     47,082         368        40
Lakeshore
Landing......... San Mateo, CA        1997/1988      8,548     34,228       1,917        40
Deer Valley*.... San Rafael, CA       1997/1996      6,042     24,169         138        40
Blue Rock I*.... Vallejo, CA          1997/1986      3,417     13,672         518        40
Blue Rock II*... Vallejo, CA          1997/1988      3,419     13,680         629        40
                                                  --------  ---------     -------
San Francisco
Bay Area                                            58,122    234,274      11,488
                                                  ========  =========     =======
Montanosa....... San Diego, CA       1992/1989-90    6,005     24,065         689        40
Lakeview
Village......... Spring Valley, CA    1996/1985      3,977     15,910         585        40
Terra Nova
Villas.......... Chula Vista, CA      1994/1985      2,925     11,699         333        40
Cimmaron........ San Diego, CA        1993/1985      1,899      7,517         412        40
Hacienda........ San Diego, CA        1993/1985      1,979      8,027         239        40
Westpark........ San Diego, CA        1993/1985        990      3,949          93        40
Canyon Villa.... Chula Vista, CA      1996/1981      3,064     12,258         618        40
Winchester...... San Diego, CA        1994/1987      1,482      5,928          62        40
Countryside
Village......... El Cajon, CA         1996/1989      1,002      4,007         102        40
Cambridge
Park*........... San Diego, CA        1998/1998      7,627     30,521          44        40
Reflections
Apartments...... San Diego, CA        1999/1989      6,928     27,686         --         40
                                                  --------  ---------     -------
San Diego                                           37,878    151,567       3,177
                                                  ========  =========     =======
Windrush........ Colton, CA           1996/1985      3,747     14,989         244        40
Village Green... La Habra, CA         1972/1971        372      2,763         471        45
Candlewood
North........... Northridge, CA      1996/1964-95    2,110      8,477         123        40
The Summit...... Chino, CA            1996/1989      1,839      7,354         220        40
Sycamore
Valley.......... Fountain Valley, CA  1996/1969      4,617     18,691       1,316        40
Parkside
Village*........ Riverside, CA        1997/1987      3,417     13,674         150        40
Parkside
Court*.......... Santa Ana, CA        1997/1987      2,013      8,632         231        40
Parkside
Terrace*........ Santa Ana, CA        1997/1986      3,016     12,180         239        40
The Arbors at
Warner Center... Woodland Hills, CA   1978/1994      4,718     19,375         287        40
Pinnacle at
Adams Place..... Costa Mesa, CA       1999/1974      4,853     19,739         --         40
                                                  --------  ---------     -------
Los
Angeles/Orange
County                                              30,702    125,874       3,281
                                                  ========  =========     =======
                    Gross Amount at Which Carried at December 31, 1999
                 ---------------------------------------------------------
                          Buildings &            Accumulated
      Name         Land   Improvements   Total   Depreciation Encumbrances
      ----       -------- ------------ --------- ------------ ------------
APARTMENTS
Sharon Green.... $  1,250  $   8,337   $   9,587  $  (3,787)    $ 17,833
Verandas........    3,233     13,602      16,835     (2,247)      11,460
Foster's
Landing.........   11,742     52,273      64,015     (3,919)
Promontory
Point...........    8,724     35,149      43,873     (2,653)
Redhawk Ranch...   11,747     47,450      59,197     (3,165)
Lakeshore
Landing.........    8,548     36,145      44,693     (2,031)
Deer Valley*....    6,042     24,307      30,349     (1,294)
Blue Rock I*....    3,417     14,190      17,607       (758)      12,090
Blue Rock II*...    3,419     14,309      17,728       (755)      11,200
                 -------- ------------ --------- ------------ ------------
San Francisco
Bay Area           58,122    245,762     303,884    (20,609)      52,583
                 ======== ============ ========= ============ ============
Montanosa.......    6,005     24,754      30,759     (4,328)
Lakeview
Village.........    3,977     16,495      20,472     (1,572)
Terra Nova
Villas..........    2,925     12,032      14,957     (1,714)       9,240
Cimmaron........    1,899      7,929       9,828     (1,215)      12,160
Hacienda........    1,979      8,266      10,245     (1,262)          **
Westpark........      990      4,042       5,032       (627)          **
Canyon Villa....    3,064     12,876      15,940     (1,218)
Winchester......    1,482      5,990       7,472       (860)
Countryside
Village.........    1,002      4,109       5,111       (455)
Cambridge
Park*...........    7,627     30,565      38,192       (896)
Reflections
Apartments......    6,928     27,686      34,614        --
                 -------- ------------ --------- ------------ ------------
San Diego          37,878    154,744     192,622    (14,147)      21,400
                 ======== ============ ========= ============ ============
Windrush........    3,747     15,233      18,980     (1,439)
Village Green...      372      3,234       3,606     (1,953)
Candlewood
North...........    2,110      8,600      10,710       (816)
The Summit......    1,839      7,574       9,413       (730)
Sycamore
Valley..........    4,617     20,007      24,624     (1,647)
Parkside
Village*........    3,417     13,824      17,241       (742)       8,740
Parkside
Court*..........    2,013      8,863      10,876       (501)       7,902
Parkside
Terrace*........    3,016     12,419      15,435       (674)       9,405
The Arbors at
Warner Center...    4,718     19,662      24,380       (810)
Pinnacle at
Adams Place.....    4,853     19,739      24,592       (121)
                 -------- ------------ --------- ------------ ------------
Los
Angeles/Orange
County             30,702    129,155     159,857     (9,433)      26,047
                 ======== ============ ========= ============ ============

                             BRE PROPERTIES, INC.

                               December 31, 1999
                         (Dollar amounts in thousands)

                                                        Initial Cost to       Costs
                                                            Company        Capitalized
                                          Dates      --------------------- Subsequent  Depreciable
                                        Acquired/             Buildings &      to        Lives--
      Name             Location        Constructed     Land   Improvements Acquisition    Years
      ----             --------      --------------- -------- ------------ ----------- -----------
APARTMENTS
Selby Ranch.....  Sacramento, CA      1986/1971-74      2,660      18,340      2,355        40
Hazel Ranch.....  Fair Oaks, CA         1996/1985       2,471       9,885        268        40
Canterbury
Downs...........  Roseville, CA         1996/1993       2,297       9,190        148        40
Shaliko.........  Rocklin, CA           1996/1990       2,049       8,198        180        40
Rocklin Gold....  Rocklin, CA           1996/1990       1,558       6,232        123        40
Quail Chase.....  Folsom, CA            1996/1990       1,303       5,211        162        40
Arbor Point.....  Rancho Cordova, CA    1997/1988       1,814       7,256      1,578        40
Overlook at Blue
Ravine*.........  Folsom, CA            1997/1991       6,050      24,203        424        40
                                                     --------  ----------    -------
Sacramento                                             20,202      88,515      5,238
                                                     ========  ==========    =======
Scottsdale
Cove............  Scottsdale, AZ     1991-94/1992-94    3,243      14,468        466        40
Fairway
Crossings.......  Phoenix, AZ           1996/1985       3,657      14,629        198        40
Newport
Landing.........  Glendale, AZ       1995-96/1987-96    4,467      18,171        536        40
Posada Del
Este............  Phoenix, AZ           1996/1981       1,670       6,679        577        40
Park
Scottsdale......  Scottsdale, AZ        1996/1979       1,320       5,279        127        40
Shadow Bend.....  Scottsdale, AZ        1996/1982       1,284       5,134        203        40
Arcadia Cove....  Phoenix, AZ           1996/1996       4,909      19,902        344        40
Pinnacle at S.
Mountain I &
II*.............  Phoenix, AZ           1997/1996      11,062      44,257        240        40
Pinnacle at
Union Hills*....  Phoenix, AZ           1997/1996       4,626      18,507         75        40
Pinnacle at
Towne Center*...  Phoenix, AZ           1998/1998       6,688      27,631       (118)       40
Pinnacle
Terrace*........  Chandler, AZ          1998/1998       4,561      18,793         35        40
                                                     --------  ----------    -------
Phoenix                                                47,487     193,450      2,683
                                                     ========  ==========    =======
Hacienda Del
Rio.............  Tucson, AZ            1994/1983       1,859       7,437        255        40
Springhill......  Tucson, AZ            1994/1987       1,733       6,933        218        40
Fountain Plaza..  Tucson, AZ            1994/1975         907       3,628        229        40
Colonia Del
Rio.............  Tucson, AZ            1994/1985       1,774       7,094        114        40
                      Gross Amount at Which Carried at December 31, 1999
                  ----------------------------------------------------------
                           Buildings &             Accumulated
      Name          Land   Improvements   Total    Depreciation Encumbrances
      ----        -------- ------------ ---------- ------------ ------------
APARTMENTS
Selby Ranch.....     2,660      20,695      23,355     (6,408)      11,749
Hazel Ranch.....     2,471      10,153      12,624       (973)
Canterbury
Downs...........     2,297       9,338      11,635       (877)
Shaliko.........     2,049       8,378      10,427       (797)
Rocklin Gold....     1,558       6,355       7,913       (601)
Quail Chase.....     1,303       5,373       6,676       (518)
Arbor Point.....     1,814       8,834      10,648       (407)
Overlook at Blue
Ravine*.........     6,050      24,627      30,677     (1,350)
                  -------- ------------ ---------- ------------ ------------
Sacramento          20,202      93,753     113,955    (11,931)      11,749
                  ======== ============ ========== ============ ============
Scottsdale
Cove............     3,243      14,934      18,177     (2,514)
Fairway
Crossings.......     3,657      14,827      18,484     (1,404)
Newport
Landing.........     4,467      18,707      23,174     (1,662)
Posada Del
Este............     1,670       7,256       8,926       (664)
Park
Scottsdale......     1,320       5,406       6,726       (512)
Shadow Bend.....     1,284       5,337       6,621       (511)
Arcadia Cove....     4,909      20,246      25,155     (1,663)
Pinnacle at S.
Mountain I &
II*.............    11,062      44,497      55,559     (2,375)      25,469
Pinnacle at
Union Hills*....     4,626      18,582      23,208       (995)
Pinnacle at
Towne Center*...     6,688      27,513      34,201       (842)      18,960
Pinnacle
Terrace*........     4,561      18,828      23,389       (559)
                  -------- ------------ ---------- ------------ ------------
Phoenix             47,487     196,133     243,620    (13,701)      44,429
                  ======== ============ ========== ============ ============
Hacienda Del
Rio.............     1,859       7,692       9,551       (991)       5,352
Springhill......     1,733       7,151       8,884       (944)       5,062
Fountain Plaza..       907       3,857       4,764       (500)       3,022
Colonia Del
Rio.............     1,774       7,208       8,982       (942)       5,004

                             BRE PROPERTIES, INC.

                               December 31, 1999
                         (Dollar amounts in thousands)

                                                  Initial Cost to       Costs
                                                      Company        Capitalized
                                     Dates     --------------------- Subsequent  Depreciable
                                   Acquired/            Buildings &      to        Lives--
      Name           Location     Constructed    Land   Improvements Acquisition    Years
      ----           --------     ------------ -------- ------------ ----------- -----------
APARTMENTS
Camino Seco
Village.........  Tucson, AZ       1994/1984      1,335       5,360        149        40
Casas Lindas....  Tucson, AZ       1994/1987      1,513       6,051        202        40
Oracle Village..  Tucson, AZ       1994/1983      1,209       4,837        277        40
Pinnacle
Heights*........  Tucson, AZ       1997/1995      4,625      18,504        218        40
Pinnacle
Canyon*.........  Tucson, AZ       1997/1996      3,218      12,876        244        40
                                               --------  ----------    -------
Tucson                                           18,173      72,720      1,906
                                               ========  ==========    =======
Ballinger
Commons.........  Seattle, WA      1996/1989      5,824      23,519        554        40
Shadowbrook.....  Redmond, WA     1987-98/1986    4,776      17,415        561        40
Parkwood........  Mill Creek, WA   1989/1989      3,947      15,811        244        40
Thrasher's
Mill............  Bothell, WA      1996/1988      2,031       8,223        222        40
Citywalk........  Seattle, WA      1988/1988      1,123       4,276        132        40
Park at
Dashpoint.......  Federal Way, WA  1997/1989      3,074      12,411        281        40
Montebello......  Kirkland, WA     1998/1998      6,680      27,274         91        40
Brentwood.......  Kent, WA         1998/1991      1,387       5,574        142        40
Park Highland...  Bellevue, WA     1998/1993      5,602      22,483         58        40
                                               --------  ----------    -------
Seattle                                          34,444     136,986      2,285
                                               ========  ==========    =======
Brookdale Glen..  Portland, OR     1993/1985      2,797      11,188        864        40
Berkshire
Court...........  Wilsonville, OR  1996/1996      3,284      13,200        105        40
Carriage House..  Vancouver, WA    1998/1993      1,827       7,579         30        40
                                               --------  ----------    -------
Portland                                          7,908      31,967        999
                                               ========  ==========    =======
Desert Lakes....  Las Vegas, NV    1996/1991      2,779      11,116        460        40
Cypress
Springs.........  Las Vegas, NV    1996/1993      1,965       7,861         63        40
Tango...........  Las Vegas, NV    1996/1990      1,729       6,916         90        40
Talavera........  Las Vegas, NV    1997/1996      5,237      20,996         95        40
Pinnacle
Flamingo West...  Las Vegas, NV       1999        5,745      24,220        --         40
                                               --------  ----------    -------
Las Vegas                                        17,455      71,109        708
                                               ========  ==========    =======
                      Gross Amount at Which Carried at December 31, 1999
                  ----------------------------------------------------------
                           Buildings &             Accumulated
      Name          Land   Improvements   Total    Depreciation Encumbrances
      ----        -------- ------------ ---------- ------------ ------------
APARTMENTS
Camino Seco
Village.........     1,335       5,509       6,844       (613)       4,018
Casas Lindas....     1,513       6,253       7,766       (843)
Oracle Village..     1,209       5,114       6,323       (658)       3,977
Pinnacle
Heights*........     4,625      18,722      23,347     (1,006)
Pinnacle
Canyon*.........     3,218      13,120      16,338       (701)      11,470
                  -------- ------------ ---------- ------------ ------------
Tucson              18,173      74,626      92,799     (7,198)      37,905
                  ======== ============ ========== ============ ============
Ballinger
Commons.........     5,824      24,073      29,897     (2,189)
Shadowbrook.....     4,776      17,976      22,752     (4,349)       3,298
Parkwood........     3,947      16,055      20,002     (4,060)
Thrasher's
Mill............     2,031       8,445      10,476       (778)
Citywalk........     1,123       4,408       5,531     (1,273)
Park at
Dashpoint.......     3,074      12,692      15,766       (812)
Montebello......     6,680      27,365      34,045     (1,235)
Brentwood.......     1,387       5,716       7,103       (213)
Park Highland...     5,602      22,541      28,143       (851)
                  -------- ------------ ---------- ------------ ------------
Seattle             34,444     139,271     173,715    (15,760)       3,298
                  ======== ============ ========== ============ ============
Brookdale Glen..     2,797      12,052      14,849     (1,993)
Berkshire
Court...........     3,284      13,305      16,589     (1,133)
Carriage House..     1,827       7,609       9,436       (321)       5,032
                  -------- ------------ ---------- ------------ ------------
Portland             7,908      32,966      40,874     (3,447)       5,032
                  ======== ============ ========== ============ ============
Desert Lakes....     2,779      11,576      14,355     (1,095)
Cypress
Springs.........     1,965       7,924       9,889       (754)
Tango...........     1,729       7,006       8,735       (666)
Talavera........     5,237      21,091      26,328     (1,496)
Pinnacle
Flamingo West...     5,745      24,220      29,965       (561)
                  -------- ------------ ---------- ------------ ------------
Las Vegas           17,455      71,817      89,272     (4,572)         --
                  ======== ============ ========== ============ ============

                             BRE PROPERTIES, INC.

                               December 31, 1999
                         (Dollar amounts in thousands)

                                                    Initial Cost to       Costs
                                                        Company        Capitalized
                                        Dates    --------------------- Subsequent  Depreciable
                                      Acquired/           Buildings &      to        Lives--
      Name             Location      Constructed   Land   Improvements Acquisition    Years
      ----             --------      ----------- -------- ------------ ----------- -----------
APARTMENTS
Pinnacle Fort
Union*..........  Salt Lake City, UT  1997/1997     3,008      12,034         86        40
Pinnacle
Reserve*........  Salt Lake City, UT  1997/1997     8,698      34,781        912        40
Pinnacle
Lakeside*.......  Salt Lake City, UT  1997/1985     3,217      12,876      1,039        40
Pinnacle Canyon
View*...........  Orem, UT            1998/1998     5,049      20,927       (130)       40
Pinnacle
Mountain View*..  Clearfield, UT      1998/1998     5,030      20,684        426        40
                                                 --------  ----------    -------
Salt Lake City                                     25,002     101,302      2,333
                                                 ========  ==========    =======
Pinnacle at High
Desert*.........  Albuquerque, NM     1997/1995     8,851      35,415        183        40
Pinnacle View*..  Albuquerque, NM     1997/1985     2,287       9,157        725        40
Pinnacle
Estates*........  Albuquerque, NM     1998/1998     5,046      20,721        594        40
Pinnacle at High
Resort*.........  Rio Rancho, NM      1998/1998     5,118      20,615        878        40
                                                 --------  ----------    -------
Albuquerque                                        21,302      85,908      2,380
                                                 ========  ==========    =======
The Landing Bear
Creek...........  Lakewood, CO        1998/1996     3,666      14,777         98        40
Pinnacle Hunters
Glen*...........  Thornton, CO        1998/1998     4,387      17,908        901        40
                                                 --------  ----------    -------
Denver                                              8,053      32,685        999
                                                 ========  ==========    =======
Subtotal                                          326,728   1,326,357     37,477
Other
Buena Ventura
Medical.........                      1996/1960     1,200         --         --
                                                 --------  ----------    -------
Subtotal                                            1,200         --         --
                                                 --------  ----------    -------
Total                                            $327,928  $1,326,357    $37,477
                                                 ========  ==========    =======
                      Gross Amount at Which Carried at December 31, 1999
                  ----------------------------------------------------------
                           Buildings &             Accumulated
      Name          Land   Improvements   Total    Depreciation Encumbrances
      ----        -------- ------------ ---------- ------------ ------------
APARTMENTS
Pinnacle Fort
Union*..........     3,008      12,120      15,128       (646)
Pinnacle
Reserve*........     8,698      35,693      44,391     (1,883)
Pinnacle
Lakeside*.......     3,217      13,915      17,132       (803)       8,960
Pinnacle Canyon
View*...........     5,049      20,797      25,846       (636)
Pinnacle
Mountain View*..     5,030      21,110      26,140       (520)
                  -------- ------------ ---------- ------------ ------------
Salt Lake City      25,002     103,635     128,637     (4,488)       8,960
                  ======== ============ ========== ============ ============
Pinnacle at High
Desert*.........     8,851      35,598      44,449     (1,904)
Pinnacle View*..     2,287       9,882      12,169       (519)
Pinnacle
Estates*........     5,046      21,315      26,361       (406)
Pinnacle at High
Resort*.........     5,118      21,493      26,611       (407)
                  -------- ------------ ---------- ------------ ------------
Albuquerque         21,302      88,288     109,590     (3,236)         --
                  ======== ============ ========== ============ ============
The Landing Bear
Creek...........     3,666      14,875      18,541       (740)
Pinnacle Hunters
Glen*...........     4,387      18,809      23,196       (361)
                  -------- ------------ ---------- ------------ ------------
Denver               8,053      33,684      41,737     (1,101)         --
                  ======== ============ ========== ============ ============
Subtotal           326,728   1,363,834   1,690,562   (109,623)     211,403
Other
Buena Ventura
Medical.........     1,200         --        1,200        --
                  -------- ------------ ---------- ------------ ------------
Subtotal             1,200         --        1,200        --           --
                  -------- ------------ ---------- ------------ ------------
Total             $327,928  $1,363,834  $1,691,762  $(109,623)    $211,403
                  ======== ============ ========== ============ ============

-----
 * Property held by a consolidated subsidiary of the Company
** These properties are also collateral for the loan shown on the Cimmaron property.

                              BRE PROPERTIES, INC.

             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999
                             (Amounts in thousands)

   The activity in investments in rental properties and related depreciation for the three-year period ended December 31, 1999 is as follows:

Investments in rental properties:

                                               Years ended December 31,
                                           ----------------------------------
                                              1999        1998        1997
                                           ----------  ----------  ----------
Balance at beginning of year.............. $1,618,461  $1,259,941  $  813,768
Investments acquired in the Transaction...        --          --      382,766
Investments purchased.....................     59,206     165,162     152,700
Transfers from (to) construction in
 progress and other miscellaneous
 capitalization...........................      3,301     215,866        (764)
Investments sold..........................     (6,525)    (32,867)    (95,095)
Capital expenditures......................      4,715       3,694       1,988
Rehabilitation expenditures...............     12,604       6,665       4,578
                                           ----------  ----------  ----------
Balance at end of year.................... $1,691,762  $1,618,461  $1,259,941
                                           ==========  ==========  ==========

Accumulated Depreciation:
                                               Years ended December 31,
                                           ----------------------------------
                                              1999        1998        1997
                                           ----------  ----------  ----------
Balance at beginning of year.............. $   75,838  $   49,721  $   49,690
Depreciation expense......................     35,524      27,763      17,938
Transfers of other miscellaneous
 capitalization...........................        --          --         (317)
Other depreciation........................     (1,301)       (492)        --
Accumulated depreciation on investments
 sold.....................................       (438)     (1,154)    (17,590)
                                           ----------  ----------  ----------
Balance at end of year.................... $  109,623  $   75,838  $   49,721
                                           ==========  ==========  ==========

                               INDEX TO EXHIBITS

 Exhibit
 Number                            Identity of Exhibit
 -------                           -------------------
  3.0    Amended and Restated Articles of Incorporation (Previously filed on
          April 1, 1996 as Exhibit 3.1 to the Company's Current Report on Form
          8-K and incorporated by reference herein.)

  3.1    Articles of Amendment (Previously filed on April 28, 1997 as Exhibit
          4.2 to the Company's Form S-3 (No. 333-24915), as amended, and incorporated by reference herein.)

  3.2    Articles Supplementary to the Amended and Restated Articles of
          Incorporation of the Registrant classifying and designating the Series A Preferred Stock (Previously filed on January 29, 1999 as
          Exhibit 4.1 to the Company's Current Report on Form 8-K and incorporated by reference herein.)

  3.3    Certificate of Correction (Previously filed on January 29, 1999 as
          Exhibit 1.3 to the Company's Form 8-A and incorporated by reference herein.)

  3.4    Amended and Restated By-Laws (Previously filed on August 14, 1998 as
          Exhibit 3(ii) to the Company's Form 10-Q and incorporated by reference herein.)

  4.0    Indenture dated as of June 23, 1997 between the Company and Chase
          Trust Company of California relating to the $50 million principal amount of the Company's 7.2% Notes due 2007 (Previously filed on June
          23, 1997 as Exhibit 4.1 to the Company's Current Report on Form 8-K and incorporated by reference herein.)

  4.1    First Supplemental Indenture dated as of April 23, 1998 between the
          Company and Chase Manhattan Bank and Trust Company, National
          Association, as successor trustee (Previously filed on May 14, 1998 as Exhibit 4.1 to the Company's Form 10-Q and incorporated by reference herein.)

  4.2    Form of Note due 2007 (Previously filed on June 23, 1997 as Exhibit
          4.2 to the Company's Current Report on Form 8-K and incorporated by reference herein.)

  4.3    Form of Note due 2013 (Previously filed on February 19, 1998 as
          Exhibit 4.2 of the Company's Current Report on Form 8-K and incorporated by reference herein.)

  4.4 Rights Agreement between the Company and Bank of America, N.T. & S.A., dated August 14, 1989 (Previously filed on August 14, 1989 as Exhibit
          4.1 to the Company's Current Report on Form 8-K and incorporated by reference herein.)

  4.5    Supplement to Rights Agreement between the Company and Chemical Trust
          Company of California dated July 30, 1992 (Previously filed on April
          10, 1997 as Exhibit 4.4 to the Company's Registration Statement on
          Form S-3 (No. 333-24915), as amended, and incorporated by reference herein.)

 10.1 1984 Stock Option Plan, as amended to date (Previously filed on October 19, 1992 in the Exhibits to the Company's Form 10-K and incorporated by reference herein.)

 10.2    1992 Employee Stock Option Plan, as amended and restated to date
          (Previously filed on October 19, 1992 in the Exhibits to the Company's Form 10-K and incorporated by reference herein.)

 10.3 1992 Payroll Investment Plan (Previously filed on October 19, 1992 in the Exhibits to the Company's Form 10-K and incorporated by reference herein.)

 10.4    Employment agreement with Frank C. McDowell (Previously filed on
          October 23, 1995 as Exhibit 10.8 to the Company's Form 10-K and incorporated by reference herein.)

 10.5    BRE Properties, Inc. Retirement Plan (Previously filed on October 24,
          1988 in the Exhibits to the Company's Form 10-K and incorporated by reference herein.)

 10.6 BRE Properties, Inc. Supplemental ERISA Retirement Plan (Previously filed on October 23, 1995 as Exhibit 10.12 to the Company's Form 10-K and incorporated by reference herein.)

 10.7    Sublease with Wells Fargo Bank on 10,142 square feet at Suite 2500,
          One Montgomery Street, San Francisco, California (Previously filed on
          October 24, 1988 in the Exhibits to the Company's Form 10-K and incorporated by reference herein.)

 Exhibit
 Number                            Identity of Exhibit
 -------                           -------------------

  10.8   Form of deferred compensation agreement with Eugene P. Carver
          (Previously filed on October 13, 1994 as Exhibit 10.10 to the Company's
          Form 10-K and incorporated by reference herein.)

  10.9 Treasury Lock Swap Transaction (Previously filed on November 13, 1996 as Exhibit 10.16 to the Company's Form 10-Q and incorporated by reference herein.)

 10.10   Employment agreement with Jay W. Pauly (Previously filed on December
          22, 1995 in the Company's Form S-4 (File No. 33-65365) and incorporated by reference herein.)

 10.11   Employment agreement with LeRoy E. Carlson (Previously filed on
          December 22, 1995 in the Company's Form S-4 (File No. 33-65365) and incorporated by reference herein.)

 10.12   Employment agreement with John H. Nunn (Previously filed on December
          22, 1995 in the Company's Form S-4 (File No. 33-65365) and incorporated by reference herein.)

 10.13   Dividend Reinvestment Plan (Previously filed on August 9, 1996 in the
          Exhibits to Form S-3 (File No. 333-09945) and incorporated by reference herein.)

 10.14   1991 Stock Option Plan for Real Estate Investment Trust of California
          (Previously filed on February 19, 1997 as Exhibit 10.22 to the
          Company's Form 10-K, as amended by the Report on the Company's Form
          10-K/A filed on April 25, 1997 and incorporated by reference herein.)

 10.15   Loan Agreement between The Prudential Insurance Company of America, as
          Lender and Real Estate Investment Trust of California, as Borrower, dated as of January 31, 1994 (Previously filed on February 19, 1997 as Exhibit 10.30 to the Company's Form 10-K, as amended by the Report on the Company's Form 10-K/A filed on April 25, 1997 and incorporated by reference herein.)

 10.16   First Amendment to Loan Agreement by and between The Prudential
          Insurance Company of America and Real Estate Investment Trust of
          California, dated July 7, 1995 (Previously filed on February 19, 1997 as Exhibit 10.31 to the Company's Form 10-K, as amended by the Report on the Company's Form 10-K/A filed on April 25, 1997 and incorporated by reference herein.)

 10.17   Second Amendment to Loan Agreement by and between The Prudential
          Insurance Company of America and the Company, dated April 30, 1996
          (Previously filed on February 19, 1997 as Exhibit 10.32 to the
          Company's Form 10-K, as amended by the Report on the Company's
          Form 10-K/A filed on April 25, 1997 and incorporated by reference herein.)

 10.18   Third Amendment to Loan Agreement by and between The Prudential
          Insurance Company of America and the Company, dated November 20, 1996
          (Previously filed on February 19, 1997 as Exhibits 10.33 to the
          Company's Form 10-K, as amended by the Report on the Company's
          Form 10-K/A filed on April 25, 1997 and incorporated by reference herein.)

 10.19   Loan Agreement between The Prudential Insurance Company of America, as
          Lender and Real Estate Investment Trust of California, as Borrower, dated as of July 7, 1995 (Previously filed on February 19, 1997 as
          Exhibit 10.34 to the Company's Form 10-K, as amended by the Report on the Company's Form 10-K/A filed on April 25, 1997 and incorporated by reference herein.)

 10.20   First Amendment to Loan Agreement by and between The Prudential
          Insurance Company of America and the Company, dated July 7, 1995
          (Previously filed on February 19, 1997 as Exhibit 10.35 to the
          Company's Form 10-K, as amended by the Report on the Company's Form
          10-K/A filed on April 25, 1997 and incorporated by reference herein.)

 10.21   Second Amendment to Loan Agreement by and between The Prudential
          Insurance Company of America and the Company, dated April 30, 1996
          (Previously filed on February 19, 1997 as Exhibit 10.36 to the
          Company's Form 10-K, as amended by the Report on the Company's
          Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

 10.22   Fourth Amendment to Loan Agreement by and between The Prudential
          Insurance Company of America and the Company, dated February 25, 1997
          (Previously filed on August 12, 1997 as Exhibit 10.37 to the
          Company's Form 10-Q and incorporated by reference herein.)

 Exhibit
 Number                            Identity of Exhibit
 -------                           -------------------

 10.23   Third Amendment to Loan Agreement by and between The Prudential
          Insurance Company of America and the Company, dated February 25, 1997
          (Previously filed on August 12, 1997 as Exhibit 10.38 to the
          Company's Form 10-Q and incorporated by reference herein.)

 10.24   Fifth Amendment to Loan Agreement by and between The Prudential
          Insurance Company of America and the Company, dated June 30, 1997
          (Previously filed on August 12, 1997 as Exhibit 10.39 to the
          Company's Form 10-Q and incorporated by reference herein.)

 10.25   Fourth Amendment to Loan Agreement by and between The Prudential
          Insurance Company of America and the Company, dated June 30, 1997
          (Previously filed on August 12, 1997 as Exhibit 10.40 to the
          Company's Form 10-Q and incorporated by reference herein.)

 10.26   Amended and Restated 1992 Employee Stock Plan (Previously filed on
          November 14, 1997 as Exhibit 10.44 to the Company's Form 10-Q and incorporated by reference herein.)

 10.27   Contribution Agreement dated as of September 29, 1997 between the
          Company, BRE Property Investors LLC and the TCR Signatories
          (Previously filed on November 14, 1997 as Exhibit 10.45 to the
          Company's Form 10-Q and incorporated by reference herein.)

 10.28   The Registration Rights Agreement among the Company, BRE Property
          Investors LLC and the other signatories thereto dated November 18, 1997 (Previously filed on December 3, 1997 as Exhibit 4.6 to the
          Company's Registration Statement on Form S-3 (No. 333-41433), as amended, and incorporated by reference herein.)

 10.29   Amended and Restated Limited Liability Company Agreement of BRE
          Property Investors LLC, dated as November 18, 1997, by and among BRE
          Properties, Inc., and the other parties named therein (Previously filed on December 18, 1997 as Exhibit 10.1 to the Company's Current
          Report on Form 8-K and incorporated by reference herein.)

 10.30   Unsecured Line of Credit Loan Agreement, dated as of November 17,
          1997, by and between the Company, and Bank of America National Trust and Savings Association (Previously filed on December 18, 1997 as
          Exhibit 10.3 to the Company's Current Report on Form 8-K and incorporated by reference herein.)

 10.31   The Registration Rights Agreement between the Company and Legg Mason
          Unit Investment Trust Series 7, Legg Mason REIT Trust, December 1997
          Series, dated as of December 23, 1997, (Previously filed on January
          27, 1998 as Exhibit 4.6 of the Company's Registration Statement on
          Form S-3 (No. 333-44997), as amended, and incorporated by reference herein.)

 10.32   Amended and Restated Credit agreement with Sanwa Bank, dated December
          31, 1997 (Previously filed on March 26, 1998 as Exhibit 10.35 to the
          Company's Form 10-K and incorporated by reference herein.)

 10.33   Treasury rate guarantee hedge with Morgan Stanley, dated November 21,
          1997 (Previously filed on March 26, 1998 as Exhibit 10.36 to the
          Company's Form 10-K and incorporated by reference herein.)

 10.34 Office Lease between OTR, an Ohio general partnership and the Company dated September 26, 1997 (Previously filed on March 26, 1998 as
          Exhibit 10.37 to the Company's Form 10-K and incorporated by reference herein.)

 10.35 Loan Modification Agreement to syndicate loan to the Company made by various financial institutions with Bank of America NT&SA as agent.
          (Previously filed on March 26, 1998 as Exhibit 10.38 to the Company's
          Form 10-K and incorporated by reference herein.)

 10.36   Employment agreement with Bruce C. Ward (Previously filed on March 26,
          1998 as Exhibit 10.39 to the Company's Form 10-K and incorporated by reference herein.)

 10.37 Amended and Restated Non-Employee Director Stock Option Plan as amended March 2, 1998 (Previously filed on May 14, 1998 as Exhibit
          10.1 to the Company's Form 10-Q and incorporated by reference herein.)

 Exhibit
 Number                            Identity of Exhibit
 -------                           -------------------

 10.38   First Amendment to Credit Agreement with Sanwa Bank dated June 3, 1998
          (Previously filed on August 14, 1998 as Exhibit 10.1 to the Company's
          Form 10-Q and incorporated by reference herein.)

 10.39 Form of Indemnification Agreement (Previously filed on August 14, 1998 as Exhibit 10.2 to the Company's Form 10-Q and incorporated by reference herein.)

 10.40   Amended and Restated Line of Credit with Bank of America dated October
          21, 1998 (Previously filed on November 13, 1998 as Exhibit 10.1 to the Company's Form 10-Q and incorporated by reference herein.)

 10.41   1999 BRE Stock Incentive Plan (Previously filed on August 16, 1999 as
          Exhibit 10.1 to the Company's Form 10-Q and incorporated by reference herein.)

 10.42   Amended and Restated Non-Employee Director Stock Option Plan
          (Previously filed on August 16, 1999 as Exhibit 10.2 to the Company's
          Form 10-Q and incorporated by reference herein.)

 10.43   First Amendment Agreement dated as of February 4, 2000 to Amended and
          Restated Unsecured Line of Credit Agreement dated October 21, 1998.

 10.44   BRE Properties Inc. Deferred Compensation Plan effective January 1,
          2000

 12      Statements re: computation of ratios

 21      Subsidiaries of the Registrant

 23.1    Consent of Ernst & Young LLP

 27      Financial Data Schedule