Form 10-Q
period 2000-03-31
BRE PROPERTIES INC /MD/
filed 2000-05-15
CIK 1011174

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-5305

                             BRE PROPERTIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Maryland                                          94-1722214
--------------------------------                        -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

     44 Montgomery Street
           36th Floor
       San Francisco, CA                                    94104-4809
--------------------------------                        ------------------
(Address of principal office)                                (Zip Code)

                                (415) 445-6530
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   X                                       No
             -------                                       -------

Number of shares of common stock
outstanding as of May 10, 2000                            44,783,990

                             BRE Properties, Inc.

                              INDEX TO FORM 10-Q

                                March 31, 2000

                                                                                         Page No.
                                                                                         --------
Part I         FINANCIAL INFORMATION

               ITEM 1:
               Consolidated balance sheets - March 31, 2000 and December 31,
               1999                                                                          2

               Consolidated statements of income - three months ended March
               31, 2000 and 1999                                                             3

               Consolidated statements of cash flows - three months ended
               March 31, 2000 and 1999                                                       4

               Notes to consolidated financial statements                                  5-6

               ITEM 2:
               Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                  7-14

               ITEM 3:
               Quantitative and Qualitative Disclosures about Market Risk                   14

Part II        OTHER INFORMATION

               ITEM 1  Legal Proceedings                                                    15
               ITEM 2  Changes in Securities and Use of Proceeds                            15
               ITEM 3  Defaults Upon Senior Securities                                      15
               ITEM 4  Submission of Matters to a Vote of Security Holders                  15
               ITEM 5  Other Information                                                    15
               ITEM 6  Exhibits and Reports on Form 8-K                                     15

BRE Properties, Inc.
------------------------------------------------------------------------------


PART I   FINANCIAL INFORMATION
ITEM 1 - Financial Statements
         --------------------


                    Consolidated Balance Sheets (unaudited)
        (Dollar amounts in thousands, except share and per share data)

                                                                           March 31,             December 31,
                                                                              2000                  1999
                                                                     --------------------     ---------------------
ASSETS

Real estate portfolio
Direct investments in rental properties
 Multifamily                                                                   $1,693,574                $1,691,762
 Construction in progress                                                          86,146                    46,575
 Less: accumulated depreciation                                                  (118,093)                 (109,623)
                                                                     --------------------     ---------------------
                                                                                1,661,627                 1,628,714
                                                                     --------------------     ---------------------

Equity interests in and advances to real estate joint ventures
 Investments in rental properties                                                   4,565                         -
 Construction in progress                                                          10,843                    15,083
                                                                     --------------------     ---------------------
                                                                                   15,408                    15,083
                                                                     --------------------     ---------------------

Land under development                                                             12,126                    26,538
                                                                     --------------------     ---------------------
  Total real estate portfolio                                                   1,689,161                 1,670,335
Cash                                                                                1,173                    13,812
Other assets                                                                       29,076                    25,306
                                                                     --------------------     ---------------------
  Total assets                                                                 $1,719,410                $1,709,453
                                                                     ====================     =====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage loans payable                                                         $  205,623                $  211,403
Unsecured senior notes                                                            243,000                   253,000
Unsecured line of credit                                                          340,500                   315,000
Accounts payable and other liabilities                                             18,693                    17,212
                                                                     --------------------     ---------------------
  Total liabilities                                                               807,816                   796,615
                                                                     --------------------     ---------------------
Minority interest                                                                  86,190                    87,640
                                                                     --------------------     ---------------------
Shareholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized: 8
 1/2% Series A cumulative redeemable, liquidation preference $25 per share.  Shares issued and outstanding: 2,150,000 shares at March
 31, 2000 and at December 31, 1999                                                 53,750                    53,750
Common stock, $.01 par value; 100,000,000 shares authorized.  Shares issued and outstanding:  44,729,821 shares at March 31, 2000;
 44,679,341 shares at December 31, 1999                                               447                       447
Additional paid-in capital                                                        688,986                   671,760
Accumulated net income in excess of cumulative dividends                           82,221                    99,241
                                                                     --------------------     ---------------------
Total shareholders' equity                                                        825,404                   825,198
                                                                     --------------------     ---------------------
Total liabilities and shareholders' equity                                     $1,719,410                $1,709,453
                                                                     ====================     =====================

See Notes to Consolidated Financial Statements

                 CONSOLIDATED STATEMENTS OF INCOME (unaudited)
             (Dollar amounts in thousands, except per share data)

                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                -----------------------------------------
                                                                        2000                  1999
                                                                -------------------     -----------------
Revenue
  Rental income                                                             $57,642               $52,293
  Other income                                                                3,961                 3,127
                                                                -------------------     -----------------
     Total revenue                                                           61,603                55,420
                                                                -------------------     -----------------
Expenses
  Real estate                                                                17,405                16,940
  Provision for depreciation                                                  8,980                 8,184
  Interest                                                                   11,635                 9,839
  General and administrative                                                  1,894                 1,696
  Provision for nonrecurring charge                                               -                 1,250
                                                                -------------------     -----------------
     Total expenses                                                          39,914                37,909
                                                                -------------------     -----------------
Income before gain on sales of investments in rental
 properties, minority interest and dividends attributable to
 preferred stock                                                             21,689                17,511
Net gain on sales of investments in rental properties                             -                     -
                                                                -------------------     -----------------
Income before minority interest                                              21,689                17,511
Minority interest in income                                                   1,352                 1,415
                                                                -------------------     -----------------
Net income                                                                   20,337                16,096
Dividends attributable to preferred stock                                     1,142                   756
                                                                -------------------     -----------------
Net income available to common shareholders                                 $19,195               $15,340
                                                                ===================     =================
Net income per common share:
Income excluding net gain on sales of investments in rental
 properties and minority interest                                           $  0.43               $  0.35
Net gain on sales of investments in rental properties                             -                     -
                                                                -------------------     -----------------
Net income per common share - basic                                         $  0.43               $  0.35
                                                                ===================     =================
Net income per common share assuming dilution:
Income excluding net gain on sales of investments in rental
 properties and minority interest                                           $  0.42               $  0.35
Net gain on sales of investments in rental properties                             -                     -
                                                                -------------------     -----------------
Net income per common share - assuming dilution                             $  0.42               $  0.35
                                                                ===================     =================
Weighted average common shares outstanding - basic                           44,710                44,280
                                                                ===================     =================
Weighted average common shares outstanding - assuming dilution               47,860                47,690
                                                                ===================     =================
Dividends declared and paid per common share                                $ 0.425               $ 0.390
                                                                ===================     =================

See Notes to Consolidated Financial Statements

               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                         (Dollar amounts in thousands)

                                                                            For the Three Months Ended
                                                                                    March 31,
                                                                     -------------------------------------
                                                                            2000                1999
                                                                     -----------------     ---------------
Cash flows from operating activities
Net income                                                                    $ 20,337            $ 16,096
Adjustments to reconcile net income to net cash flows generated by operating activities
     Provision for depreciation                                                  8,980               8,184
     Provision for nonrecurring charge                                               -               1,250
     Minority interest in income                                                 1,352               1,415
     (Increase) decrease in other assets                                        (4,280)              1,772
     Increase (decrease) in accounts payable and other liabilities               1,481                (635)
                                                                     -----------------     ---------------
Net cash flows generated by operating activities                                27,870              28,082
                                                                     -----------------     ---------------
Cash flows from investing activities
Additions to direct investment construction in progress                        (14,359)             (4,146)
Reimbursements of construction in progress from unconsolidated
 joint ventures                                                                 16,926                   -
Advances to unconsolidated joint ventures for construction in
 progress                                                                      (17,251)                  -
Purchase of land under development                                             (10,800)             (8,155)
Capital expenditures - multifamily                                              (1,199)             (1,191)
Rehabilitation expenditures                                                       (613)             (4,744)
Mortgage loans receivable repayments                                                 -                  57
Other                                                                                -                (843)
                                                                     -----------------     ---------------
Net cash flows (used in) investing activities                                  (27,296)            (19,022)
                                                                     -----------------     ---------------
Cash flows from financing activities
New mortgage loans payable                                                           -              10,954
Principal payments on mortgage loans and unsecured senior notes                (15,780)               (730)
Line of credit
    Advances                                                                    77,000              41,000
    Repayments                                                                 (51,500)            (82,000)
Proceeds from preferred equity offering, net                                         -              51,933
Proceeds from exercises of stock options, net                                        1               1,854
Distributions to minority members and purchase of minority interest             (2,802)             (1,437)
Dividends paid                                                                 (20,132)            (18,031)
                                                                     -----------------     ---------------
Net cash flows (used in) generated by financing activities                     (13,213)              3,543
                                                                     -----------------     ---------------
(Decrease) increase in cash                                                    (12,639)             12,603
Balance at beginning of period                                                  13,812               2,057
                                                                     -----------------     ---------------
Balance at end of period                                                      $  1,173            $ 14,660
                                                                     =================     ===============
Transfers of direct investment construction in progress                              -            $ 12,811
                                                                     =================     ===============
Transfers of joint venture construction in progress, net                      $  5,049                   -
                                                                     =================     ===============
Transfers of land under development                                           $ 25,212                   -
                                                                     =================     ===============
Interest capitalized                                                          $  2,938            $  3,034
                                                                     =================     ===============
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
-------------------------------------------------------------------------------
March 31, 2000

NOTE A - BASIS OF PRESENTATION
------------------------------

  The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Annual Report of BRE Properties, Inc. (the "Company" or "BRE") on Form 10-K for the year ended December 31, 1999 (the "1999 10-K"). In the opinion of management, all adjustments (consisting of normal recurring adjustments only) that were necessary for a fair statement of the results for the interim periods presented herein were made.

  BRE adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") in the fourth quarter of 1998. Statement 131 requires certain descriptive information about an enterprise's reportable segments. BRE determined that it has one operating and reportable segment, multifamily communities, which comprised 98% of BRE's assets and 98% of its revenues as of, and for, the quarter ended March 31, 2000. All multifamily communities owned by the Company are located in the Western United States.

  BRE's business focus is the ownership and operation of multifamily communities. The Company evaluates performance and allocates resources primarily based on the net operating income ("NOI") of an individual multifamily community. NOI is defined by the Company (and generally by the real estate industry) as the excess of all revenue generated by the community (primarily rental revenue) less direct operating expenses (primarily, but not limited to, payroll, property taxes, insurance and maintenance expense). Accordingly, NOI excludes depreciation, capitalized expenditures and interest expense. NOI from multifamily communities totaled $42,642,000 and $37,900,000 for the quarters ended March 31, 2000 and 1999, respectively. All other segment measurements are disclosed presently in the accompanying consolidated balance sheets and Notes to Consolidated Financial Statements.

  All revenues are from external customers. There are no revenues from transactions with other segments, because the only activity outside operating apartments is the ownership of one parcel of commercial land. There are no tenants who contributed 10% or more of BRE's total revenues in the quarters ended March 31, 2000 or 1999. Interest income is not separately reported because it is immaterial. Interest expense on debt is not allocated to individual properties, even if such debt is secured. Further, minority interest in consolidated subsidiaries is not allocated to the related properties. There is no provision for income tax because the Company is organized as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

  In the quarter ended March 31, 1999, the Company provided a nonrecurring restructuring charge of $1,250,000, primarily in personnel severance benefits, in connection with a restructuring to reduce corporate overhead costs.

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

NOTE C - COMMITMENTS
--------------------

  As of March 31, 2000, the Company had commitments to acquire two multifamily communities, with a total estimated acquisition cost of approximately $65,000,000. The Company expects to fund the commitments in calendar year 2000. There can be no assurance that these communities will be acquired or will be acquired for the estimated cost indicated.

ITEM 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations
------------------------------------------------------------------------------
March 31, 2000

Overview

  BRE Properties, Inc. ("BRE" or the "Company") is a real estate investment trust that owns and internally manages a portfolio of 85 apartment communities (aggregating 22,690 units) in 12 major markets of the Western United States. The majority of our revenues are from rental income from our portfolio of multifamily properties (94% of total revenues in the quarters ended March 31, 2000 and 1999). Our policy emphasizes cash flows from operations rather than the realization of capital gains through property dispositions.

  In addition to historical information, we make forward-looking statements in this report on Form 10-Q. These forward-looking statements pertain to, among other things, our capital resources, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties. You should not rely on these statements as predictions of future events because there is no assurance that the events or circumstances reflected in the statements can be achieved or will occur. Forward-looking statements are identified by words such as "believes," "expects," "may," "will,"
"should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect or imprecise or incapable of being realized. The following factors, among others, could affect actual results and future events: defaults or nonrenewal of leases; increased interest rates and operating costs; failure to obtain necessary outside financing; difficulties in identifying properties to acquire and in effecting acquisitions; failure to successfully integrate acquired properties and operations; risks and uncertainties affecting property development and construction (including construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities); failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"); environmental uncertainties; risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws; and increases in real property tax rates. Our success also depends on general economic trends, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors. Do not rely solely on forward-looking statements, which only reflect management's analysis. We assume no obligation to update forward-looking statements.

RESULTS OF OPERATIONS

Comparison of the Quarters Ended March 31, 2000 and 1999

Revenues

  Total revenues were $61,603,000 for the three months ended March 31, 2000, compared to $55,420,000 for the same period in 1999. This increase was due primarily to an increase in multifamily rental revenues from six multifamily properties that were under development or lease-up during the first quarter 1999. Multifamily rental revenues from "same-store" communities (multifamily communities owned by the Company and stabilized as of January 1, 1999 and consisting of 20,255 of BRE's 22,690 total units) increased $2,611,000 for the three months ended March 31, 2000, compared to the same period in 1999. This increase in revenue from same-store communities was due primarily to an increase in average rental rates of approximately 3%, stable physical occupancy and lower concessions.

  Other income (which consists primarily of recurring nonrental income derived from apartment communities and includes, among other items, partnership, interest and third-party property management and development income) was $3,961,000 and $3,127,000 for the quarters ended March 31, 2000 and 1999, respectively. The increase in the first quarter ended March 31, 2000 over 1999 is due to other income from same-store communities, the portfolio changes discussed above and development fees from joint ventures to the extent of third-party interests.

  A summary of the components of revenue for the quarters ended March 31, 2000 and 1999 follows (dollars in thousands):

                                   Three Months Ended                      Three Months Ended
                                     March 31, 2000                          March 31, 1999
                        -------------------------------------     ---------------------------------
                                                  % of Total                            % of Total        % Change from
                              Revenues             Revenues           Revenues           Revenues          1999 to 2000
                        ------------------    ---------------     --------------    ---------------     ---------------
Rental revenue:
Multifamily:
  Same-store                       $52,087                               $49,476
  Other                              5,499                                 2,742
                        ------------------                        --------------
Total multifamily                   57,586                 94%            52,218                 94%                 10%
Commercial and retail                   56                  -                 75                  -
                        ------------------    ---------------     --------------    ---------------
Rental revenue                      57,642                 94%            52,293                 94%                 10%
Other income                         3,961                  6%             3,127                  6%                 27%
                        ------------------    ---------------     --------------    ---------------
Total revenue                      $61,603                100%           $55,420                100%                 11%
                        ==================    ===============     ==============    ===============

Portfolio physical occupancy rates as of March 31, 2000 and 1999 were as follows:

                                                                                 2000       1999
------------------------------------------------------------------------------------------------
Multifamily:  Same-store                                                           96%        96%
------------------------------------------------------------------------------------------------
Multifamily:  All                                                                  96%        96%
------------------------------------------------------------------------------------------------

Expenses

Real Estate Expenses

  Real estate expenses for multifamily rental properties (which include maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) increased 3% to $17,405,000 for the quarter ended March 31, 2000, from $16,940,000 in the comparable period in 1999. This increase is due largely to the completion and lease-up of six multifamily properties previously under development as real estate expenses at same-store communities remained essentially flat. Multifamily real estate expenses as a percentage of multifamily rental income decreased from 32.4% in 1999 to 30.2% for the quarter ended March 31, 2000.

  A summary of the categories of real estate expenses for the quarters ended March 31, 2000 and 1999 follows (dollars in thousands):

                                   Three months ended                    Three months ended
                                     March 31, 2000                        March 31, 1999
                         -----------------------------------     -------------------------------
                                                   % of                                 % of             % Change
                                                  Rental                               Rental            from 1999
                              Expense             Revenue           Expense            Revenue            to 2000
                          --------------     ----------------     ------------    ---------------     ----------------
Multifamily:
  Same-store                    $15,734                               $15,677                                       0%
  Nonsame-store                   1,769                                 1,196                                      48%
  Other                             (98)                                   67                                    (248%)
                         --------------                           ------------
Total Multifamily               $17,405                 30.2%         $16,940               32.4%                   3%
                         ==============                           ============


Provision for Depreciation

  The provision for depreciation increased by $796,000 to $8,980,000 for the quarter ended March 31, 2000, from the comparable period of 1999. The increase in 2000 resulted primarily from the depreciation on the completion of six properties previously under construction.

Interest Expense

  Interest expense was $11,635,000 (net of interest capitalized to the cost of apartment communities under development of $2,938,000) for the quarter ended March 31, 2000, an increase of $1,796,000 or 18%. Interest expense was $9,839,000 for the same period in 1999 and was net of $3,034,000 of interest capitalized to the cost of apartment communities under construction. This increase is due largely to the completion and lease-up of six properties previously under development as interest is no longer capitalized on completed communities.

General and Administrative

  General and administrative costs were $1,894,000, or approximately 3.1% of total revenues, for the first quarter in 2000 and $1,696,000, also approximately 3.1% of total revenues, for the first quarter in 1999. The stability in general and administrative costs as a percentage of total revenues is a result of continued efficiencies in administrating a larger portfolio and a restructuring of corporate personnel in the first quarter of 1999. Total revenues increased 11% from the quarter ended March 31, 1999 to the quarter ended March 31, 2000.

Provision for Restructuring Charge

  In the first quarter of 1999, the Company recorded a restructuring charge of $1,250,000 related to reductions in corporate personnel pursuant to a restructuring plan. There was no such amount in the quarter ended March 31, 2000.

Minority Interest in Income

  Minority interest in income was $1,352,000 and $1,415,000 for the quarters ended March 31, 2000 and 1999, respectively. The decrease is primarily due to the conversion of Operating Company units into BRE common stock, which increased BRE's ownership in the consolidated subsidiary.

Dividends Attributable to Preferred Stock

  During the quarter ended March 31, 1999, the Company issued 2,150,000 shares of 8-1/2% Series A Cumulative Redeemable Preferred Stock. The increase in dividends attributable to preferred stock in the quarter ended March 31, 2000 as compared to quarter ended March 31, 1999 is due to a full quarter of dividends in 2000, while in 1999, the dividend was prorated for the period outstanding.

Net Income Available to Common Shareholders

  Net income available to common shareholders was $19,195,000 and $15,340,000 for the quarters ended March 31, 2000 and 1999, respectively, an increase of $3,855,000. This increase is due primarily to net earnings from the six communities previously under construction and the provision for nonrecurring charge in 1999.

Construction in progress and land under development

  Land acquired for development is capitalized and reported as "Land under development" until the development plan for the land is formalized. Once the development plan is determined, the costs are transferred to the balance sheet line items "Construction in progress." Land acquisition, development and carrying costs of properties under construction are capitalized and reported as "Direct investments in real estate" or "Equity interests in and advances to real estate joint ventures", as appropriate, in "Construction in progress." The Company transfers the capitalized costs of direct investment properties for each building in a community under construction to the balance sheet line item "Investments in rental properties," once the building receives a final certificate of occupancy and is ready to lease.

  The following table presents data with respect to the Company's properties included in "Construction in progress" and "Land under development" at March 31, 2000, for both direct investment and equity interest properties. Completion of these properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. No assurance can be given that these properties will be completed or, if completed, that they will be completed by the estimated dates or for the estimated amounts or that they will contain the number of units proposed in the table below.

                                        Proposed          Cost to Date -        Estimated Total
                                        Units/1/          March 31, 2000              Cost
                                    --------------    --------------------    -----------------------
Direct investment
 construction in progress/2/                   961            $ 86,100,000               $144,600,000

Equity interests in joint
 venture construction in
 progress/3/                                   746              59,500,000                 81,900,000
                                    --------------    --------------------    -----------------------

   Subtotal                                  1,707             145,600,000               $226,500,000
                                                                              =======================

Land under development/4/                      600              12,100,000
                                    --------------    --------------------
   Total                                     2,307            $157,700,000
                                    ==============    ====================

/1/  As of March 31, 2000, 307 of these units had been delivered.

/2/ Consists of the Pinnacle Bellcentre community in Bellevue, Washington; Pinnacle Carmel Creek community in San Diego, California; Pinnacle at Overlook II community in Folsom, California; and Pinnacle at MacArthur Place community in Santa Ana, California, with 248, 348, 112 and 253 units planned, respectively. Pinnacle at Overlook II has an estimated completion in the third quarter of 2000; Pinnacle Bellcentre and Pinnacle Carmel Creek in the fourth quarter of 2000; Pinnacle at MacArthur Place in the third quarter of 2001.

/3/ Consists of the gross costs of three communities, Pinnacle at Stone Creek, Pinnacle Sonata and Pinnacle at Queen Creek, with 226, 268 and 252 units planned, respectively. These three communities are under joint venture agreements and are presented on the financial statements net of $45,600,000 of draws on construction loans and joint venture partner's capital contribution. The Company's net equity contribution upon completion is estimated at $10,000,000.

/4/ Consists of Pinnacle at the Bluffs in Renton, Washington and Pinnacle at Denver Tech Center, Greenwood Village, Colorado, with 180 and 420 units planned, respectively. The development plans for these communities are under review and finalization, including obtaining final bids for construction costs, and the total proposed units may change.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

  At March 31, 2000, the Company's cash totaled $1,173,000, down from $13,812,000 at December 31,1999 due to the cash flow used by investing and financing activities over the excess of cash flows generated by operating activities, as follows:

   - Net cash flows generated by operating activities decreased from $28,082,000 in the first quarter of 1999 to $27,870,000 in the first quarter of 2000, due primarily to increases in other assets, and is offset in part by higher earnings from the completion of six properties previously under construction.

   - Net cash flows used in investing activities increased by $8,274,000 from $19,022,000 for the quarter ended March 31, 1999, due primarily to increased funding of construction in progress and purchases of land under development.

   - Net cash flows used in financing activities increased by $16,756,000 from $3,543,000 for the quarter ended March 31, 1999, due primarily to principal payments on mortgage loans and unsecured senior notes.

  Borrowings under the Company's line of credit totaled $340,500,000 at March 31, 2000, compared to $315,000,000 at December 31, 1999. Drawings on the line of credit are available to pay dividends to shareholders and distributions to minority members, to fund capital improvements and operating expenses, and to fund property acquisitions and development. The Company typically reduces its outstanding balance on the line of credit with available cash balances. Borrowings of up to $400,000,000 are available under the Company's line of credit, with $59,500,000 available at March 31, 2000. The line of credit matures in August 2001 and bears interest at the lower of LIBOR plus 0.70% or a rate based on bids of the participating banks. Cost of the line of credit is 0.15% per annum on the total commitment amount.

  The Company had a total of $243,000,000 in unsecured indebtedness other than the line of credit at March 31, 2000, consisting of the following:

   - $63,000,000 of unsecured senior notes with an interest rate of 7.44% per annum on $45,000,000 and 7.88% per annum on $18,000,000. This indebtedness is to be repaid through scheduled principal payments annually from 2001 to 2005;

   - $50,000,000 principal amount of unsecured senior notes due 2007, with an effective interest rate of approximately 7.8%; and

   - $130,000,000 principal amount of unsecured notes due 2013, with an effective interest rate of approximately 7.3%.

  In addition, at March 31, 2000, the Company had mortgage indebtedness totaling $205,623,000 at interest rates ranging from 5.3% to 9.3%, with remaining terms of from less than one to 28 years.

  For additional information regarding the Company's line of credit, unsecured senior notes payable and mortgage loans payable, including scheduled principal payments over the next five years, see Notes 5 and 6 to Notes to Consolidated Financial Statements contained in the Company's 1999 Form 10-K. Certain of the Company's indebtedness contain financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. The Company was in compliance with all such financial covenants during the quarter ended March 31, 2000.

  The Company purchased two land sites for development for a gross purchase price of approximately $10,800,000. Further, the Company funded approximately $14,000,000 for direct investment construction in progress in the first quarter of 2000. These acquisition and construction costs were funded by borrowings on the line of credit and construction loans on communities under joint venture agreements. Because of higher prices and corresponding declining rates of return on completed apartment communities in its targeted Western markets, the Company presently does not anticipate significant acquisitions of completed apartment communities in 2000, other than the communities noted below. The Company continually evaluates its portfolio to determine whether acquisitions or dispositions may be appropriate to maximize the portfolio's performance.

  The Company intends to meet its short-term liquidity requirements through cash balances and cash flows provided by operations, borrowings on the unsecured line of credit and to a lesser extent, proceeds from asset sales. The Company believes that its cash flow and cash available from its line of credit and other borrowings will be sufficient to meet its liquidity needs during 2000, which include normal recurring expenses, debt service requirements, budgeted expenditures for improvements to certain properties, funding ongoing construction in progress and distributions required to maintain the Company's real estate investment trust qualification under the Code.

  However, the Company anticipates that it will continue to require outside sources of financing to meet its long-term liquidity needs beyond 2000, such as scheduled debt repayments, construction funding and property acquisitions. At March 31, 2000, the Company had committed to purchase two multifamily communities for approximately $65,000,000 (estimated to fund in the year 2000) and had an estimated cost of $59,000,000 to complete existing direct investment construction in progress. Due to timing requirements, the Company made advances to joint venture construction in progress slightly in excess of its budgeted contribution during the period. In addition, the estimated cost to complete land under development has not been determined as the development plans have not been finalized. These properties may be contributed to a joint venture, which may significantly lower the Company's required funding. To facilitate the acquisition of public capital, the Company filed a universal shelf registration statement in March 1998 providing for the issuance of up to $750,000,000 in equity, debt, preferred or convertible securities, of which approximately $640,000,000 remains unused at March 31, 2000. The Company is actively searching for other sources of possible funding, including further joint ventures and additional secured construction debt. The Company owns unencumbered real estate assets that could be sold, contributed to joint ventures or used as collateral for financing purposes (subject to certain lender restrictions) and has encumbered assets with significant equity that could be further encumbered should other sources of capital not be available.

PLANNED SPIN-OFF OF VELOCITYHSI, INC.

  On March 16, 2000, the Company announced to BRE shareholders its intention to spin off the assets and operations of its high-speed Internet division to a newly formed corporation, VelocityHSI, Inc. ("Velocity"). On May 3, 2000, Velocity filed a Form S-1 with the Securities and Exchange Commission ("SEC"), which details the planned spin-off. It is anticipated the spin-off of Velocity shares will occur in June 2000, pending the review process by the SEC.

DIVIDENDS AND DISTRIBUTIONS TO MINORITY MEMBERS

  A cash dividend has been paid to common shareholders each quarter since the Company's inception in 1970. On February 24, 2000, the Company increased its annual dividend on its common shares from $1.56 per year to $1.70 per year. Total dividends paid to common shareholders for the three months ended March 31, 2000 and 1999 were $18,990,000 and $17,275,000, respectively. In addition, the Company paid $1,142,000 and $756,000 in dividends on its 8 1/2% Series A Cumulative Redeemable Preferred Stock in the quarters ended March 31, 2000 and 1999, respectively.

  Total distributions to minority members of the Company's consolidated subsidiaries were $1,352,000 and $1,437,000 for the three months ended March 31, 2000 and 1999, respectively.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

  Information concerning market risk is incorporated herein by reference to Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 1999.
There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 1999.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
         None.

ITEM 2.  Changes in Securities and Use of Proceeds
         None.

ITEM 3.  Defaults upon Senior Securities
         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         None.

ITEM 5.  Other Information
         None.

ITEM 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits:
              11    Statement Re: Computations of Per Share Earnings
              27    Financial Data Schedule
              99.1  Other Exhibits - Statement of Computation of Ratio to Fixed
                    Charges
         (b)  Reports on Form 8-K:
              None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            BRE PROPERTIES, INC.
                                                                    (Registrant)


Date:   May 11, 2000                      /s/ Leroy E. Carlson
      --------------                      --------------------
                                          LeRoy E. Carlson
                                          Executive Vice President,
                                          Chief Financial Officer and Secretary