Form 10-K/A
period 1999-12-31
BRE PROPERTIES INC /MD/
filed 2000-08-04
CIK 1011174

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                               Form 10-K/A

(Mark One)                   Amendment No. 1
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   This Amendment No. 1 to the Annual Report on Form 10-K of BRE Properties, Inc. for the fiscal year ended December 31, 1999 is being filed with the Securities and Exchange Commission for the purpose of reflecting modifications in the text of the following Notes to Consolidated Financial Statements:

  .  Note 2--Accounting Policies--Consolidation;

  .  Note 2--Accounting Policies--Rental Property;

  . Note 2--Accounting Policies--Rental revenue and expenses, and capitalized costs;

  .  Note 2--Accounting Policies--Recently Issued Accounting Pronouncement;

  .  Note 7--Stock Option Plans; and

  .  Note 13--Events Subsequent to Date of Auditors' Report (unaudited).

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

 Interest expense

   Interest expense for the years ending December 31, 1999, 1998 and 1997 follows.

                                1999          1998         1997
                             -----------  ------------  -----------
   Interest on line of
    credit.................  $15,016,000  $ 12,550,000  $ 5,750,000
   Interest on unsecured
    senior notes...........   19,018,000    17,672,000    7,331,000
   Interest on mortgage
    loans payable..........   17,146,000    17,982,000    9,703,000
   Capitalized interest....   (9,485,000)  (12,606,000)  (1,178,000)
                             -----------  ------------  -----------
   Total interest expense..  $41,695,000  $ 35,598,000  $21,606,000
                             ===========  ============  ===========

   Year-end debt balances at December 31, 1999, 1998 and 1997 follow.

                                       December 31,  December 31,  December 31,
                                           1999          1998          1997
                                       ------------  ------------  ------------
   Unsecured line of credit..........  $315,000,000  $264,000,000  $186,000,000
   Unsecured senior notes............   253,000,000   253,000,000   123,000,000
   Mortgage loans payable............   211,403,000   235,146,000   232,367,000
                                       ------------  ------------  ------------
   Total debt........................  $779,403,000  $752,146,000  $541,367,000
                                       ============  ============  ============
   Weighted average interest rate for
    all
    debt at end of period............           7.1%          7.0%          7.2%
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

                                          BRE Properties, Inc.

                                               /s/ LeRoy E. Carlson

                                          By: ____________________________

                                                   LeRoy E. Carlson

                                             Executive Vice President and

                                                Chief Operating Officer

Dated: August 4, 2000

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities indicated on August 4, 2000:

             Signature                           Title
             ---------                           -----

      /s/ LeRoy E. Carlson           Executive Vice President and
____________________________________  Chief Operating Officer and
          LeRoy E. Carlson            a Director

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
                                                        ==========  ==========

                 See Notes to Consolidated Financial Statements

                              BRE PROPERTIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)

                                                    Years Ended December 31,
                                                   ---------------------------
                                                     1999     1998      1997
                                                   -------- --------  --------
Revenue
  Rental income--multifamily...................... $217,812 $189,810  $122,936
  Commercial and retail...........................      245      996     5,742
  Other income....................................   16,196   12,439     9,083
                                                   -------- --------  --------
    Total revenue.................................  234,253  203,245   137,761
                                                   -------- --------  --------
Expenses
  Real estate.....................................   70,469   64,624    44,571
  Provision for depreciation......................   35,524   27,763    17,938
  Interest........................................   41,695   35,598    21,606
  General and administrative......................    6,706    6,133     4,301
  Provision for nonrecurring charge...............    1,250    2,400       --
                                                   -------- --------  --------
    Total expenses................................  155,644  136,518    88,416
                                                   -------- --------  --------
Income before gain (loss) on sales of investments
 in rental properties and minority interest.......   78,609   66,727    49,345
Net gain (loss) on sales of investments in rental
 properties.......................................       54   (1,859)   27,824
                                                   -------- --------  --------
Income before minority interest...................   78,663   64,868    77,169
Minority interest in income.......................    5,447    4,224       972
                                                   -------- --------  --------
Net income........................................   73,216   60,644    76,197
Dividends attributable to preferred stock.........    4,182      --        --
                                                   -------- --------  --------
Net income available to common shareholders....... $ 69,034 $ 60,644  $ 76,197
                                                   ======== ========  ========
Earnings per common share:
Income excluding net gain (loss) on sales of
 investments in rental properties and minority
 interest......................................... $   1.55 $   1.45  $   1.35
Net gain (loss) on sales of investments in rental
 properties.......................................      --  $  (0.04) $   0.78
                                                   -------- --------  --------
Net income per common share--basic................ $   1.55 $   1.41  $   2.13
                                                   ======== ========  ========
Earnings per common share assuming dilution:
Income excluding net gain (loss) on sales of
 investments in rental properties and minority
 interest......................................... $   1.55 $   1.45  $   1.35
Net gain (loss) on sales of investments in rental
 properties.......................................      --  $  (0.04) $   0.76
                                                   -------- --------  --------
Net income per common share--assuming dilution.... $   1.55 $   1.41  $   2.11
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
                                               =========  =========  =========

                  See Notes to Consolidated Financial Statements

                              BRE PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         (Dollar amounts in thousands, except share and per share data)

                                              Years Ended December 31,
                                         -------------------------------------
                                            1999         1998         1997
                                         -----------  -----------  -----------
Common stock shares
Balance at beginning of year...........   44,221,560   41,738,704   32,879,741
Issuance of shares pursuant to purchase
 transactions..........................          --           --     3,713,331
Stock options exercised................      269,852      350,415      364,752
Conversion of operating company units
 to common shares......................      185,000          --           --
Shares issued pursuant to dividend
 reinvestment plan.....................          --        12,926      101,951
Issuance of shares pursuant to equity
 offerings.............................          --     2,119,515    4,678,929
Other..................................        2,929          --           --
                                         -----------  -----------  -----------
  Balance at end of year...............   44,679,341   44,221,560   41,738,704
                                         -----------  -----------  -----------
Preferred stock shares
Balance at beginning of year...........          --           --           --
Issuance of 8 1/2% Series A cumulative
 redeemable............................    2,150,000          --           --
                                         -----------  -----------  -----------
  Balance at end of year...............    2,150,000          --           --
                                         ===========  ===========  ===========
Common stock
Balance at beginning of year...........  $       443  $       417  $       329
Issuance of shares pursuant to purchase
 transactions..........................          --           --            37
Stock options exercised................            2            5            4
Conversion of operating company units
 to common shares......................            2          --           --
Issuance of shares pursuant to dividend
 reinvestment plan.....................          --           --             1
Issuance of shares pursuant to equity
 offerings.............................          --            21           46
                                         -----------  -----------  -----------
  Balance at end of year...............  $       447  $       443  $       417
                                         -----------  -----------  -----------
Preferred stock
Balance at beginning of year...........          --           --           --
Issuance of 8 1/2% Series A cumulative
 redeemable............................  $    53,750          --           --
                                         -----------  -----------  -----------
  Balance at end of year...............  $    53,750          --           --
                                         -----------  -----------  -----------
Additional paid-in capital
Balance at beginning of year...........  $   664,811  $   605,833  $   387,674
Issuance of shares pursuant to purchase
 transactions..........................          --           --        99,932
Conversion of operating company units
 to common shares......................        4,980          --           --
Stock options exercised................        1,899        2,637        5,764
Issuance of shares pursuant to dividend
 reinvestment plan.....................          --           349        2,606
Issuance of shares pursuant to equity
 offerings.............................          --        55,992      109,857
Other..................................           70          --           --
                                         -----------  -----------  -----------
  Balance at end of year...............  $   671,760  $   664,811  $   605,833
                                         -----------  -----------  -----------
Accumulated net income in excess of
 cumulative dividends
Balance at beginning of year...........  $    99,751  $   101,245  $    76,111
    Net income for year................       73,216       60,644       76,197
Cash dividends paid: $1.56, $1.44 and
 $1.38 per common share for the years
 ended December 31, 1999, 1998 and
 1997, respectively, and $1.96 per
 preferred share in 1999...............      (73,726)     (62,138)     (51,063)
                                         -----------  -----------  -----------
  Balance at end of year...............  $    99,241  $    99,751  $   101,245
                                         -----------  -----------  -----------
    Total shareholders' equity.........  $   825,198  $   765,005  $   707,495
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

   The OC Units held by nonmanaging members are included in minority interest in the Company's consolidated financial statements. Starting in November 1998, nonmanaging members of the Operating Company can exchange their units for common stock of BRE on a 1:1 basis or, at the option of the Company, cash in an amount equal to the market value of such common stock at the time of the exchange. The exchange is accounted for at the then fair market value of the BRE common stock with the difference, if any, recorded as an adjustment to the basis of the related real estate. As of December 31, 1999, 185,000 OC Units have been exchanged for common stock. The nonmanaging members are entitled to priority distributions regardless of the cash flow of the Operating Company. The Operating Company is also required to maintain certain financial ratios to protect the nonmanaging member's distributions. Further, the Company is restricted from selling assets of the Operating Company in a taxable sale for a period ranging from eight to ten years from the date of the Transaction. The Operating Company has also guaranteed the repayment of the Company's $400 million line of credit.

   The Contribution Agreement also provided for an additional issuance of OC Units dependent on the extent to which the eight development properties attained completion schedules and budget objectives. In 1998, the Company recorded a liability of approximately $7 million for its estimate of the additional OC Units which had become issuable using the then fair market value of the shares subject to the exchange. The actual amount was reclassified to minority interest in 1999, once the actual number of OC Units issued of 430,624 was determined. As the value associated with the additional OC units was considered compensatory in nature to the unit holders, the basis was recorded as compensation.

 Equity Offerings

   In the first quarter of 1999, BRE issued 2,150,000 shares of 8 1/2% Series A Cumulative Redeemable Preferred Stock for net proceeds of approximately $52 million. The Series A Preferred Stock is redeemable, at the Company's option, starting January 29, 2004.

                             BRE PROPERTIES, INC.

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

2. Accounting Policies

 Consolidation

   The accompanying consolidated financial statements include the accounts of the Company, the Operating Company and other subsidiaries that hold title to individual properties. All significant intercompany balances and transactions have been eliminated in consolidation. Due to the Company's ability to control the Operating Company and other subsidiaries through majority ownership and voting interests, such entities have been consolidated with the Company for financial reporting purposes. At December 31, 1999, the Company owned 74% of the Operating Company which in turn owned 99% of the individual title holding companies.

   During 1999, the Company entered into joint venture agreements in which the Company will be a noncontrolling minority owner. Accordingly, these interests are recorded using the equity method. BRE receives certain fees for the development and construction of the real estate property held by these joint ventures and has recognized other income to the extent of the third-party interest.

 Rental property

   Rental property is recorded at cost, less accumulated depreciation, less an adjustment, if any, for impairment. Rental properties are evaluated for impairment when conditions indicate that the sum of future expected undiscounted cash flows from a rental property during the expected holding period may be less than its carrying value. Projects under development are carried at cost including capitalized interest and property taxes until units are placed in service at which time depreciation begins. Projects under development are evaluated for impairment when conditions indicate that the sum of future expected undiscounted cash flows from rental operations during the expected holding period may be less than the estimated total cost at the end of development. Upon determination that such impairment has occurred, the related assets are reduced to estimated fair value. There were no assets for which an adjustment for impairment in value was made in 1999 or 1998.

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

 Rental revenue and expenses, and capitalized costs

   Rental income-multifamily is recorded when due from tenants and recognized monthly as it is earned, which is not materially different than on a straight-line basis as lease terms are generally for periods of one year or less. Commercial and retail rental revenues are recorded on a straight-line basis over the lease term, as increases in rental revenue adjust on a scheduled basis and lease payments are measurable at the inception of the lease based on factors existing at the inception of the lease. Contingent rentals, if any, were insignificant. If contingent rentals were to be significant, income would not be recorded until any contingencies were resolved.

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

 Net gain (loss) on sales of investments in rental properties

   Sales are recorded after title has been transferred to the buyer and after appropriate payments have been received and other criteria met, as more fully described in Financial Accounting Standards Board Statement No. 66, "Accounting for Sales of Real Estate."

                             BRE PROPERTIES, INC.

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

                             BRE PROPERTIES, INC.

 Comprehensive Income

   For the years ended December 31, 1999, 1998, and 1997, BRE had no items of other comprehensive income requiring additional disclosure.

 Recently Issued Accounting Pronouncement

   In December 1999, the SEC issued Staff Accounting Bulletin No.101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides specific guidance, among other things, as to the recognition of revenue related to contingent rental payments. BRE's accounting policies comply with SAB 101 in all material respects.

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

                             BRE PROPERTIES, INC.

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

   Balance, December 31, 1998................................... $        --
   Transfers from direct investments for contributions to joint
    ventures....................................................   22,455,000
   Reimbursements from joint ventures...........................  (56,615,000)
   Advances to joint ventures...................................   49,243,000
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

                             BRE PROPERTIES, INC.

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

                             BRE PROPERTIES, INC.

 Employee Plan

   The 1984 and 1992 Stock Option Plans and the 1999 BRE Stock Incentive Plan ("Plans") provide for the issuance of Incentive Stock Options, Non-Qualified Stock Options, restricted shares and other grants. The maximum number of shares that may be issued under the Plans is 4,350,000. The option price may not be less than the fair market value of a share on the date that the option is granted and the options generally vest over five years. The 1999 BRE Stock Incentive Plan was adopted by shareholders in 1999. The 1999 BRE Stock Incentive Plan incorporated the Broad Based Plan created in 1998, and allows for grants of up to 2,000,000 shares. During 1999 and 1998, certain key employees were allowed to exercise options with a reload provision and 18,567 and 186,374 reload grants were made, respectively, in those years. Grants issued under the reload provision are subject to fixed rather than variable accounting because each reload grant provides for exercise at the fair market value on the reload grant date, and the shares tendered satisfy holding period requirements. Because the option price may not be less than the fair market value of a share on the date that the option is granted, there is no compensation element. Changes in options outstanding during the years ended December 31, 1999, 1998 and 1997 were as follows.

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

                             BRE PROPERTIES, INC.

   In addition, an outside consultant holds options on 8,000 shares at a strike price of $26.88, which is not a part of the Plans. The options were issued in March 1998 to the outside consultant in connection with advisory services rendered to the Company during 1998. The options were granted upon the completion of performance which included participation in meetings. As the options were fully vested and exercisable on the grant date, the fair value of the options were expensed on the grant date.

 Direct Stock Purchase and Dividend Reinvestment Plan

   In 1996, the Company instituted a direct stock purchase and dividend reinvestment plan (the "DRIP") in which shareholders may purchase either newly issued or previously issued shares. The total amount of shares authorized under the DRIP is 1,500,000; from inception through December 31, 1999, 122,001 new shares have been issued.

 Non-Employee Director Stock Option Plan

   The Amended and Restated Non-Employee Director Stock Option Plan provides for the issuance of 25,000 Non-Qualified Stock Options per year to each non-employee member of the Board of Directors and an additional 25,000 options to the Chairman of the Board of Directors. In addition, up to 8,000 options may be granted to each non-employee director for committee membership and/or chairmanship, and up to 5,000 options may be granted based on operational performance. This plan has a reload provision that granted an additional 140,681 options in 1999 and 100,305 options in 1998. Grants issued under the reload provision are subject to fixed rather than variable accounting because each reload grant provides for exercise at the fair market value on the reload grant date, and the shares tendered satisfy holding period requirements. Because the option price may not be less than the fair market value of a share on the date that the option is granted, there is no compensation element. The maximum number of shares that may be issued under this plan is 1,550,000. As with the Plans, the option price may not be less than the fair market value of a share on the date the option is granted. Changes in options outstanding for the years ended December 31, 1999, 1998 and 1997 were as follows.

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

                             BRE PROPERTIES, INC.

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

                             BRE PROPERTIES, INC.

8. Earnings per Share

   The following table sets forth the computation of basic and diluted earnings per share with respect to income from continuing operations:

                                            1999         1998         1997
                                         -----------  ----------- ------------
   Numerator
     Net income available to common
      shareholders...................... $69,034,000  $60,644,000 $ 76,197,000
     Less adjustment for gain (loss) on
      sales of investments in rental
      properties available to common
      shareholders......................     (54,000)   1,859,000  (27,824,000)
                                         -----------  ----------- ------------
   Numerator for basic earnings per
    share income from continuing
    operations available to common
    shareholders........................  68,980,000   62,503,000   48,373,000
   Effect of dilutive securities
     Minority interest in income
      convertible into common shares....   4,847,000    4,126,000      972,000
                                         -----------  ----------- ------------
   Numerator for diluted earnings per
    share............................... $73,827,000  $66,629,000 $ 49,345,000
                                         ===========  =========== ============
   Denominator
     Denominator for basic earnings per
      share--weighted average shares....  44,540,000   42,940,000   35,750,000
     Effect of dilutive securities
       Stock options....................     120,000      330,000      570,000
       Weighted average convertible
        operating company units.........   3,100,000    2,840,000      290,000
                                         -----------  ----------- ------------
     Dilutive potential common shares...   3,220,000    3,170,000      860,000
                                         -----------  ----------- ------------
     Denominator for diluted earnings
      per share adjusted for weighted
      average shares and assumed
      conversion........................  47,760,000   46,110,000   36,610,000
                                         ===========  =========== ============
     Basic earnings per share excluding
      gain (loss) on sale............... $      1.55  $      1.45 $       1.35
                                         ===========  =========== ============
     Diluted earnings per share
      excluding gain (loss) on sale..... $      1.55  $      1.45 $       1.35
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

                             BRE PROPERTIES, INC.

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

12. Supplemental Financial Data

   Quarterly financial information (unaudited) follows.

                                                   Year Ended December 31, 1999
                                      -------------------------------------------------------
                                      Quarter Ended Quarter Ended Quarter Ended Quarter Ended
                                        March 31       June 30    September 30   December 31
                                      ------------- ------------- ------------- -------------
                                           (amounts in thousands, except per share data)
   Revenues..........................    $55,420       $58,339       $59,829       $60,665
   Income before gain (loss) on
    sales............................    $17,511       $19,462       $20,434       $21,202
   Net income available to common
    shareholders.....................    $15,340       $17,038       $17,939       $18,717
   Net income per outstanding common
    share--basic
     Income before gain (loss) on
      sales..........................    $  0.40       $  0.44       $  0.46       $  0.47
     Net income......................    $  0.35       $  0.38       $  0.40       $  0.42
   Net income per outstanding common
    share--assuming dilution
     Income before gain (loss) on
      sales..........................    $  0.45       $  0.41       $  0.43       $  0.37
     Net income......................    $  0.35       $  0.38       $  0.40       $  0.42

                                                   Year Ended December 31, 1998
                                      -------------------------------------------------------
                                      Quarter Ended Quarter Ended Quarter Ended Quarter Ended
                                        March 31       June 30    September 30   December 31
                                      ------------- ------------- ------------- -------------
                                           (amounts in thousands, except per share data)
   Revenues..........................    $47,413       $49,231       $52,750       $53,851
   Income before gain (loss) on
    sales............................    $14,967       $15,787       $14,318       $17,431
   Net income........................    $14,142       $15,741       $14,116       $16,645
   Net income per share
     Income before gain (loss) on
      sales..........................    $  0.36       $  0.37       $  0.33       $  0.39
     Net income......................    $  0.34       $  0.37       $  0.32       $  0.38
   Net income per share--assuming
    dilution
     Income before gain (loss) on
      sales..........................    $  0.36       $  0.37       $  0.33       $  0.39
     Net income......................    $  0.34       $  0.37       $  0.32       $  0.38

                             BRE PROPERTIES, INC.

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

13. Events Subsequent to Date of Auditors' Report (unaudited)

   On July 10, 2000, the Company entered into an agreement with DRA Advisors, Inc. where BRE will contribute 22 communities (totaling 4,909 apartment units) into a joint venture. The communities are located in Albuquerque, Las Vegas, Phoenix and Tucson and the transaction is scheduled to close in September 2000. BRE will treat this transaction as a sale and anticipates recording a loss of approximately $32 million in the third quarter. The Company plans initially to use the cash proceeds of approximately $248,000,000 to pay down amounts outstanding on the Company's line of credit.

   On March 16, 2000, the Company announced to BRE shareholders its intention to spin off the assets and operations of its high-speed Internet division into a corporation formed in April 2000, VelocityHSI, Inc. (VelocityHSI). On August 4, 2000, VelocityHSI filed Amendment No. 4 to its Form S-1 with the Securities and Exchange Commission ("SEC"), which details the planned spin-off. It is anticipated the spin-off of the VelocityHSI shares will occur in August 2000, pending the review process by the SEC.

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

 10.43   First Amendment Agreement dated as of February 4, 2000 to Amended and
          Restated Unsecured Line of Credit Agreement dated October 21, 1998+

 10.44   BRE Properties Inc. Deferred Compensation Plan effective January 1,
          2000+

 12      Statements re: computation of ratios+

 21      Subsidiaries of the Registrant+

 23      Consent of Ernst & Young LLP

 27      Financial Data Schedule+

--------

+  Previously filed.