Form 10-Q
period 2000-06-30
BRE PROPERTIES INC /MD/
filed 2000-08-14
CIK 1011174

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2000 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-5305

                             BRE PROPERTIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   Maryland                                           94-1722214
--------------------------------------------------------           ----------------
(State or other jurisdiction of incorporation or                   (I.R.S. Employer
 organization)                                                    Identification No.)


              44 Montgomery Street
                 36/th/ Floor
                San Francisco, CA                                      94104-4809
--------------------------------------------------------           ----------------
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

        Yes   X                                         No
        -------                                         ---------

Number of shares of common stock
outstanding as of August 11, 2000                       45,345,370

                              BRE PROPERTIES, INC.

                               INDEX TO FORM 10-Q

                                 June 30, 2000

                                                                                       Page No.
                                                                                     -------------
Part I         FINANCIAL INFORMATION

               ITEM 1:
               Consolidated balance sheets - June 30, 2000 and December 31,
               1999                                                                              2

               Consolidated statements of income - three months ended June 30,
               2000 and 1999                                                                     3

               Consolidated statements of income - six months ended June 30,
               2000 and 1999                                                                     4

               Consolidated statements of cash flows - six months ended June
               30, 2000 and 1999                                                                 5

               Notes to consolidated financial statements                                      6-8

               ITEM 2:
               Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                          9-20

               ITEM 3:
               Quantitative and Qualitative Disclosures about Market Risk                       20

PART II        OTHER INFORMATION

               ITEM 1  Legal Proceedings                                                        21
               ITEM 2  Changes in Securities and Use of Proceeds                                21
               ITEM 3  Defaults Upon Senior Securities                                          21
               ITEM 4  Submission of Matters to a Vote of Security Holders                      21
               ITEM 5  Other Information                                                        22
               ITEM 6  Exhibits and Reports on Form 8-K                                         22

PART I   FINANCIAL INFORMATION
ITEM 1 - Financial Statements
         --------------------

Consolidated Balance Sheets (unaudited)
-------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands, except per share data)

                                                                            June 30,              December 31,
                                                                              2000                    1999
                                                                     --------------------     ---------------------
Assets

Real estate portfolio:
Direct investments in real estate:
 Investments in rental properties                                              $1,734,721                $1,691,762
 Construction in progress                                                          67,175                    46,575
 Less: accumulated depreciation                                                  (127,261)                 (109,623)
                                                                     --------------------     ---------------------
                                                                                1,674,635                 1,628,714
                                                                     --------------------     ---------------------

Equity interests in real estate joint ventures:
 Investments in rental properties                                                   9,613                         -
 Construction in progress                                                          36,974                    15,083
                                                                     --------------------     ---------------------
                                                                                   46,587                    15,083

Land under development                                                             27,022                    26,538
                                                                     --------------------     ---------------------

Total real estate portfolio                                                     1,748,244                 1,670,335

Cash                                                                                  477                    13,812
Other assets                                                                       40,750                    23,015
                                                                     --------------------     ---------------------
Total assets                                                                   $1,789,471                $1,707,162
                                                                     ====================     =====================

Liabilities and Shareholders' Equity

Liabilities
Mortgage loans                                                                 $  195,964                $  211,403
Unsecured senior notes                                                            243,000                   253,000
Unsecured line of credit                                                          417,500                   315,000
Accounts payable and other liabilities                                             19,004                    17,212
                                                                     --------------------     ---------------------
  Total liabilities                                                               875,468                   796,615
                                                                     --------------------     ---------------------

Commitments and contingencies (note D)

Minority interest                                                                  88,570                    87,640
                                                                     --------------------     ---------------------

Shareholders' equity
Preferred stock, $.01 par value, liquidation preference $25.00 per share, 10,000,000 shares authorized. 2,150,000 shares of Series A
 outstanding at June 30, 2000 and December 31, 1999                                53,750                    53,750
Common stock, $.01 par value, 100,000,000 shares authorized.
 Shares issued and outstanding: 44,931,381 at June 30, 2000;
 44,679,341 at December 31, 1999                                                      449                       447
Additional paid-in capital                                                        675,685                   671,760
Accumulated net income in excess of cumulative dividends                           98,197                    99,241
Stock purchase loans to executives                                                 (2,648)                   (2,291)
                                                                     --------------------     ---------------------
  Total shareholders' equity                                                      825,433                   822,907
                                                                     --------------------     ---------------------

  Total liabilities and shareholders' equity                                   $1,789,471                $1,707,162
                                                                     ====================     =====================

See notes to consolidated financial statements

Consolidated Statements of Income (unaudited)
-------------------------------------------------------------------------------
(Dollar amounts in thousands, except per share data)

                                                                        For the Three Months Ended
                                                                                 June 30,
                                                                -----------------------------------------
                                                                        2000                  1999
                                                                -------------------     -----------------
Revenue
Rental income                                                               $60,088               $53,967
Other income                                                                  5,349                 4,372
                                                                -------------------     -----------------

  Total revenue                                                              65,437                58,339
                                                                -------------------     -----------------

Expenses
Real estate operating                                                        19,213                17,459
Depreciation                                                                  9,680                 9,126
Interest                                                                     12,094                10,296
General and administrative                                                    2,063                 1,996
Internet business segment                                                     1,818                     -
                                                                -------------------     -----------------

  Total expenses                                                             44,868                38,877
                                                                -------------------     -----------------

Income before net gain (loss) on sales of investments in rental properties, minority interest and dividends attributable to
 preferred stock                                                             20,569                19,462
Net gain (loss) on sales of investments in rental properties                      -                    54
                                                                -------------------     -----------------
Income before minority interest                                              20,569                19,516
Minority interest in income                                                   1,430                 1,336
                                                                -------------------     -----------------
  Net income                                                                 19,139                18,180
Dividends attributable to preferred stock                                     1,142                 1,142
                                                                -------------------     -----------------
  Net income available to common shareholders                               $17,997               $17,038
                                                                ===================     =================

Net income per outstanding common share:
Income before net gain (loss) on sales of investments in rental
 properties less minority interest                                          $  0.40               $  0.38
Net gain (loss) on sales of investments in rental properties                      -                     -
                                                                -------------------     -----------------
Net income per share - basic                                                $  0.40               $  0.38
                                                                ===================     =================

Income before net gain (loss) on sales of investments in rental
 properties and minority interest                                           $  0.40               $  0.38
Net gain (loss) on sales of investments in rental properties                      -                     -
                                                                -------------------     -----------------
Net income per share - assuming dilution                                    $  0.40               $  0.38
                                                                ===================     =================

Weighted average common shares outstanding - basic                           44,780                44,570
                                                                ===================     =================

Weighted average common shares outstanding - assuming dilution               48,210                47,850
                                                                ===================     =================
Dividends declared and paid per common share                                $ 0.425               $ 0.390
                                                                ===================     =================

See notes to consolidated financial statements

Consolidated Statements of Income (unaudited)
-------------------------------------------------------------------------------
(Dollar amounts in thousands, except per share data)

                                                                         For the Six Months Ended
                                                                                 June 30,
                                                                -----------------------------------------
                                                                        2000                  1999
                                                                -------------------     -----------------
Revenue
Rental income                                                              $117,730              $106,260
Other income                                                                  9,310                 7,499
                                                                -------------------     -----------------

  Total revenue                                                             127,040               113,759
                                                                -------------------     -----------------

Expenses
Real estate operating                                                        36,618                34,399
Depreciation                                                                 18,660                17,310
Interest                                                                     23,729                20,135
General and administrative                                                    3,957                 3,692
Internet business segment                                                     1,818                     -
Provision for non-recurring charge                                                -                 1,250
                                                                -------------------     -----------------

  Total expenses                                                             84,782                76,786
                                                                -------------------     -----------------

Income before net gain (loss) on sales of investments in rental properties, minority interest and dividends attributable to
 preferred stock                                                             42,258                36,973
Net gain (loss) on sales of investments in rental properties                      -                    54
                                                                -------------------     -----------------
Income before minority interest                                              42,258                37,027
Minority interest in income                                                   2,782                 2,751
                                                                -------------------     -----------------
  Net income                                                                 39,476                34,276
Dividends attributable to preferred stock                                     2,284                 1,898
                                                                -------------------     -----------------
  Net income available to common shareholders                              $ 37,192              $ 32,378
                                                                ===================     =================

Net income per outstanding common share:
Income before net gain (loss) on sales of investments in rental
 properties less minority interest                                         $   0.83              $   0.73
Net gain (loss) on sales of investments in rental properties                                            -
                                                                -------------------     -----------------
Net income per share - basic                                               $   0.83              $   0.73
                                                                ===================     =================

Income before net gain (loss) on sales of investments in rental
 properties and minority interest                                          $   0.83              $   0.73
Net gain (loss) on sales of investments in rental properties                                            -
                                                                -------------------     -----------------
Net income per share - assuming dilution                                   $   0.83              $   0.73
                                                                ===================     =================

Weighted average common shares outstanding - basic                           44,750                44,430
                                                                ===================     =================
Weighted average common shares outstanding - assuming dilution               48,000                47,740
                                                                ===================     =================

Dividends declared and paid per common share                               $   0.85              $   0.78
                                                                ===================     =================

See notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)
-------------------------------------------------------------------------------
(Dollar amounts in thousands)

                                                                          For the Six Months Ended
                                                                                  June 30,
                                                              ---------------------------------------------
                                                                      2000                     1999
                                                              --------------------      -------------------
Cash flows from operating activities:
Net income                                                               $  39,476                $  34,276
Adjustments to reconcile net income to net cash generated by operating activities:
  Provision for depreciation                                                18,660                   17,310
  Provision for nonrecurring charge                                              -                    1,250
  Net (gain) loss on sales of investments in rental properties                   -                      (54)
  Minority interest                                                          2,782                    2,751
  Increase (decrease) in accounts payable and other
   liabilities                                                               1,792                   (4,067)
  (Increase) decrease in other assets                                       (3,954)                   2,396
                                                              --------------------      -------------------
Net cash flows generated by operating activities                            58,756                   53,862
                                                              --------------------      -------------------

Cash flows from investing activities:
Additions to direct investment construction in progress                    (29,241)                  (8,908)
Advances to unconsolidated joint ventures-construction in
 progress                                                                  (39,833)                 (19,055)
Reimbursements of construction in progress from
 unconsolidated joint ventures                                              28,525                   31,592
Purchase of land for development                                           (20,680)                 (13,120)
Multifamily properties purchased                                           (27,894)                       -
Capital expenditures                                                        (2,370)                  (2,325)
Rehabilitation and other expenditures                                      (14,250)                  (2,536)
Investment in Internet business segment                                     (4,964)                       -
Proceeds from sales of property, net                                             -                   11,510
                                                              --------------------      -------------------
Net cash flows used in investing activities                               (110,707)                  (2,842)
                                                              --------------------      -------------------

Cash flows from financing activities:
Principal payments on mortgage loans and unsecured senior
 notes                                                                     (25,439)                  (5,964)
Lines of credit:
  Advances                                                                 183,500                   69,000
  Repayments                                                               (81,000)                (131,000)
Proceeds from preferred equity offering, net                                     -                   51,659
Proceeds from exercises of stock options, net                                3,925                    3,663
Distributions to minority members                                           (1,852)                  (2,765)
Dividends paid                                                             (40,518)                 (36,573)
                                                              --------------------      -------------------
Net cash flows generated by (used in) financing activities                  38,616                  (51,980)
                                                              --------------------      -------------------
Decrease in cash                                                           (13,335)                    (960)
Balance at beginning of period                                              13,812                    2,057
                                                              --------------------      -------------------
Balance at end of period                                                 $     477                $   1,097
                                                              ====================      ===================
Supplemental disclosure of non cash activity
Transfers of construction in progress to direct investment
 real estate                                                             $   8,641                $   5,347
                                                              ====================      ===================
Transfers of construction in progress to joint venture
 interest                                                                $  20,196                $  22,455
                                                              ====================      ===================
Interest capitalized                                                     $   8,130                $   5,035
                                                              ====================      ===================
Transfers of net real estate joint ventures-construction in
 progress to investments in rental properties                            $   5,049                $       -
                                                              ====================      ===================
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------
June 30, 2000

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

The Company has entered into joint venture agreements whereby BRE funds all or a pro rata share of the construction costs of a multifamily community. These funds include proceeds from construction loans. For those joint ventures for which BRE funds all costs of construction, upon completion of the community, the community is contributed to the joint venture. The joint venture partner's equity contribution and long term secured debt (if any) are used to pay off outstanding construction loans. The joint ventures are unconsolidated and are reported using the equity method, with secured debt offset against the cost basis of the community for financial statement presentation. From time to time, communities under construction that BRE currently directly owns (or consolidates for financial reporting purposes) may be contributed into a joint venture in the future. Accordingly, the line item captions in the balance sheet reflect the joint ventures separately from direct investments in real estate. Further, purchases of land for development have been segregated until the Company determines actual cost based on bids for construction contracts, the most advantageous course of development (including possibly selling part of the land) and whether the land will be contributed to a joint venture arrangement.

NOTE B - REPORTABLE SEGMENTS
----------------------------

BRE adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") in the fourth quarter of 1998. Statement 131 requires certain descriptive information to be provided about an enterprise's reportable segments. Beginning this quarter, BRE has determined that it has two operating and reportable segments, multifamily communities and Internet business operations. Multifamily communities comprised 99% of BRE's assets and 99% of its total revenues as of and for the quarter ended June 30, 2000. All multifamily communities owned by the Company are located in the Western United States.

Internet business operations consist of operations of the Company's segment, VelocityHSI, Inc. ("VelocityHSI"), which was incorporated as a wholly owned subsidiary in April 2000 and was previously a division within BRE. VelocityHSI provides high-speed Internet installation, access and content to the multifamily apartment industry. VelocityHSI assets included in the consolidated balance sheet consist of $4,964,000 in costs advanced primarily for equipment, capitalized software development and prepaid transaction costs, which are included in other assets. (As discussed under Note E, BRE intends to distribute approximately 86% of VelocityHSI to its shareholders in August 2000.) Additionally, a $1,818,000 net loss from VelocityHSI's operations is included in the statement of operations for the quarter ended June 30, 2000. This loss includes $320,000 of revenues generated from BRE-owned apartment communities, which are VelocityHSI's only customers as of June 30, 2000.

BRE's business focus is the ownership and operation of multifamily communities and it evaluates performance and allocates resources primarily based on the net operating income ("NOI") of an individual multifamily community. NOI is defined by the Company (and generally by the real estate industry) as the excess of all revenue generated by the community (primarily rental revenue) less direct operating expenses (primarily, but not limited to, payroll, property taxes, insurance and maintenance expense). Accordingly, NOI excludes depreciation, capitalized expenditures and interest expense. NOI from multifamily communities totaled $43,912,000 and $39,158,000 for the quarters ended June 30, 2000 and 1999, respectively. All other segment measurements are presently disclosed in the accompanying Consolidated Balance Sheets and Notes to Consolidated Financial Statements.

All BRE revenues are from external customers. There are no tenants that contributed 10% or more of BRE's total revenues in the quarters ended June 30, 2000 or 1999. Interest income is not separately reported as it is immaterial. Interest expense on debt is not allocated to individual properties, even if such debt is secured. Further, minority interest in consolidated subsidiaries is not allocated to the related properties. There is no provision for income tax as the Company is organized as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

NOTE C - LITIGATION
-------------------

BRE is defending various claims and legal actions that arise from its normal course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions will have a material adverse effect on BRE's results of operations or financial position.

NOTE D - COMMITMENTS
--------------------

As of June 30, 2000, the Company had a commitment to acquire one multifamily community, with a total estimated acquisition cost of approximately $41 million. The Company expects to fund the commitment in calendar year 2000. There can be no assurance that this community will be acquired or will be acquired for the estimated cost indicated.


NOTE E - SUBSEQUENT EVENTS
--------------------------

On July 10, 2000, the Company entered into an agreement with G&I III Residential One LLC ("G&I") pursuant to which the Company and BRE Property Investors, LLC agreed to sell 4,909 apartment units in 22 communities for $280 million in the form of cash and assumption of debt. The communities are located in Albuquerque, Las Vegas, Phoenix and Tucson and, although there can be no assurance, the transaction is scheduled to close in September 2000. The closing of the transaction is subject to customary closing conditions. It is anticipated that the Company will invest approximately $12 million in cash in a joint venture in which G&I will have an approximate 85% equity interest and the Company will have an approximate 15% equity interest. The Company will treat this transaction as a sale, and anticipates recording a loss of approximately $35 million in the third quarter. The Company plans initially to use the cash proceeds of approximately $248,000,000 (after the anticipated investment in the joint venture) to pay down amounts outstanding on the Company's line of credit.

On March 16, 2000, the Company announced to shareholders its intention to spin off the assets and operations of its high-speed Internet segment into a corporation formed in April 2000, VelocityHSI, Inc. ("VelocityHSI"). VelocityHSI provides high-speed Internet installation, access and content to the multifamily apartment industry. On August 8, 2000, the Registration Statement which describes the spin off and distribution of VelocityHSI shares to BRE shareholders was declared effective by the Securities and Exchange Commission. Each BRE shareholder of record as of August 7, 2000 will receive one share in VelocityHSI for every five common shares of BRE owned. It is anticipated that 9,069,074 shares of VelocityHSI common stock will be distributed to BRE shareholders, and BRE is expected to retain 1,363,678 shares, or approximately

13% ownership. Additional shares will be sold and given to VelocityHSI and BRE employees and limited partners of BRE Property Investors, LLC in related transactions, and BRE option holders will receive options to purchase VelocityHSI common shares on the same one for five ratio. BRE's ownership is expected to be reduced to 9.9% upon the completion of such transactions. After the distribution, BRE will record its investment in VelocityHSI under the equity method of accounting. The distribution is expected to occur on or about August 15, 2000.

In addition, BRE has agreed to provide VelocityHSI with administrative services and advance VelocityHSI, Inc. up to $10 million for operations, including reimbursements for administrative services provided under the agreement, plus unlimited capital expenditures for equipment to be installed at properties owned by BRE, from the date of distribution through September 30, 2001. On September 30, 2001, VelocityHSI will be obligated to repay the advances. BRE has also guaranteed VelocityHSI's office lease, which requires rental payments of approximately $325,000 per year and has a term of five years beginning July 1, 2000.

ITEM 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations
--------------------------------------------------------------------------------
June 30, 2000

Overview

BRE Properties, Inc. (the "Company" or "BRE") is a regionally focused, self-administered equity real estate investment trust ("REIT") which primarily owns and operates a portfolio of 86 apartment communities (aggregating 22,882 units) in 12 major markets of the Western United States. The Company also owns a medical office property and two properties held in partnerships in which BRE is a minority limited partner. Beginning this quarter, BRE has determined that it has two operating and reportable segments, multifamily communities and Internet business operations. Internet business operations consist of operations of the Company's segment, VelocityHSI, Inc. ("VelocityHSI"), which was incorporated in April 2000 as a wholly owned subsidiary and was previously a division within BRE. VelocityHSI provides high-speed Internet installation, access and content to the multifamily apartment industry. The Company's revenues consist primarily of rental income (92% of total revenues in the quarters ended June 30, 2000 and 1999) derived from its portfolio of income-producing properties. Other income includes various fees and charges to residents of multifamily communities, and to a lesser extent, interest from notes receivable, fee management and development income and income from partnership investments. The policy of the Company is to emphasize cash flows from operations rather than the realization of capital gains through property dispositions. As dispositions of real estate assets are made, the Company typically seeks to reinvest net proceeds from sales in income-producing real estate.

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

RESULTS OF OPERATIONS

Comparison of the Quarters Ended June 30, 2000 and 1999

Revenues

Total revenues were $65,437,000 for the three months ended June 30, 2000 compared to $58,339,000 for the same period in 1999. This increase was primarily due to increases in rental rates, decreased use of concessions, and an increase in multifamily rental revenues resulting from the acquisition of two multifamily communities and the completion of five multifamily properties previously under lease up. These changes in the portfolio contributed, on a net basis, approximately $6,138,000 to revenues for the three months ended June 30, 2000, as compared to the same period in 1999. Further, multifamily rental revenues from "same-store" communities (multifamily communities owned by the Company and stabilized as of April 1, 1999 consisting of 20,519 of BRE's 22,882 total units) increased $3,419,000 for the three months ended June 30, 2000 compared to the same period in 1999. This increase in same-store communities was due primarily to an average increase in rental rates of approximately 4%. Physical occupancy on a same store basis was 97% at June 30, 2000 and 1999.

Other income increased from $4,372,000 in the quarter ended June 30, 1999 to $5,349,000 for the quarter ended June 30, 2000, due primarily to the portfolio changes discussed above and net development and management fees.

A summary of the components of revenue for the quarters ended June 30, 2000 and 1999 follows (dollars in thousands):

                                   Three months ended                      Three months ended
                                     June 30, 2000                           June 30, 1999
                        -------------------------------------     ---------------------------------
                                                  % of Total                            % of Total        % Change from
                              Revenues             Revenues           Revenues           Revenues          1999 to 2000
                        ------------------    ---------------     --------------    ---------------     ---------------
Rental Revenue:
Multifamily:
 Same-store                        $54,291                               $51,000
 Non same-store                      5,741                                 2,911
                        ------------------                        --------------
Total Multifamily                   60,032                 92%            53,911                 92%                 11%
Commercial and retail                   56                  -                 56                  -                   -
                        ------------------    ---------------     --------------    ---------------     ---------------
Rental revenue                      60,088                 92%            53,967                 92%                 11%
Other income                         5,349                  8%             4,372                  8%                 22%
                        ------------------    ---------------     --------------    ---------------
Total revenue                      $65,437                100%           $58,339                100%                 12%
                        ==================    ===============     ==============    ===============

Multifamily communities physical occupancy rates as of June 30, 2000 and 1999 were as follows:

                                                              2000        1999
------------------------------------------------------------------------------
Multifamily:  Same-store                                       97%         97%
------------------------------------------------------------------------------
Multifamily:  All                                              97%         96%
------------------------------------------------------------------------------

Portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. Apartment units are generally leased to residents for rental terms which do not exceed one year.

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties (including maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) for the quarter ended June 30, 2000 increased 10% to $19,213,000 from the comparable period in 1999 primarily due to expenses of two multifamily property acquisitions and the completion of five multifamily properties previously under lease up. Real estate expenses as a percentage of total revenues were 29.4% and 29.9% for the quarters ended June 30, 2000 and 1999, respectively.

A summary of the categories of real estate expenses for the quarters ended June 30, 2000 and 1999 follows (dollars in thousands):

                                  Three months ended                    Three months ended
                                     June 30, 2000                         June 30, 1999
                         ----------------------------------     --------------------------------
                                               % of Total                            % of Total         % Change from
                             Expense             Revenue           Expense            Revenue           1999 to 2000
                         --------------    ----------------     ------------     ---------------     ----------------
Multifamily:
Same-store                      $17,169                              $16,333                                        5%
Non same-store                    1,826                                1,156                                       58%
Other                               218                                  (30)                                     827%
                         --------------                         ------------
Total real estate expense       $19,213                29.4%         $17,459               29.9 %                  10%
                         ==============                         ============

Provision for Depreciation

The provision for depreciation increased by $554,000 to $9,680,000 for the quarter ended June 30, 2000 from the comparable period in 1999. The increase in 2000 resulted primarily from the acquisition of two multifamily properties.

Interest Expense

Interest expense was $12,094,000 (net of interest capitalized to the cost of apartment communities under development of $5,192,000) for the quarter ended June 30, 2000, an increase of $1,798,000 or 17% from the comparable period in 1999. Interest expense was $10,296,000 for the same period in 1999 and was net of $2,001,000 of interest capitalized to the cost of apartment communities under construction. This increase was due largely to higher rates on variable rate debt, such as the Company's lines of credit, and interest expense on higher average balances on the lines of credit (due to expenditures on construction in progress).

General and Administrative

General and administrative costs were $2,063,000 or approximately 3.2% of total revenues for the second quarter in 2000 and $1,996,000 or approximately 3.4% of total revenues, for the second quarter in 1999. The reduction in general and administrative costs as a percentage of total revenues is a result of economies in administrating a larger portfolio, with total revenues increasing approximately 12% from the quarter ended June 30, 1999 to the quarter ended June 30, 2000.

Net Gain (Loss) on Sales of Real Estate Investments

There was no gain or loss on sales of real estate investments in the three months ended June 30, 2000. The net gain on sale of real estate investments for the three months ended June 30, 1999 was due to the gain on sale of the Los Senderos community in Phoenix, Arizona and was offset by the loss on sale of a property under construction.

Internet Business Segment

Internet business operations consist of operations of the Company's segment, VelocityHSI, Inc. ("VelocityHSI"), which was incorporated as a wholly owned subsidiary in April 2000 and was previously a division within BRE. VelocityHSI provides high-speed Internet installation, access and content to the multifamily apartment industry. During the quarter ended June 30, 2000, BRE recognized a net loss from operations of $1,818,000, primarily due to operating, general and administrative and marketing expenses of VelocityHSI.

Minority Interest in Income

Minority interest in income was $1,430,000 and $1,336,000 for the quarters ended June 30, 2000 and 1999, respectively. The increase is due to the addition of one property in the second quarter of 2000 structured as a limited liability company in which BRE has less than a 100% interest.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock represent the dividends on BRE's 8 1/2% Series A Cumulative Redeemable Preferred Stock.

Net Income Available to Common Shareholders

Net income available to common shareholders was $17,997,000 and $17,038,000 for the quarters ended June 30, 2000 and 1999 respectively, an increase of $959,000. This increase is primarily due to increased revenues from changes in the portfolio, partially offset by higher interest expense and expenses related to the Company's Internet business segment.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2000 and 1999

Revenues

Total revenues were $127,040,000 for the six months ended June 30, 2000 compared to $113,759,000 for the same period in 1999. This increase was primarily due to increases in rental rates, decreased use of concessions, and an increase in multifamily rental revenues resulting from the acquisition of two multifamily communities and the completion of five multifamily properties previously under lease up. These changes in the portfolio contributed, on a net basis, approximately $11,457,000 to multifamily rental revenues for the six months ended June 30, 2000 as compared to the same period in 1999. Further, multifamily rental revenues from "same-store" communities (multifamily communities owned by the Company and stabilized as of January 1, 1999 and consisting of 20,255 of BRE's 22,882 total units) increased $5,870,000 for the six months ended June 30, 2000, compared to the same period in 1999. This increase in revenue from same-store communities was due primarily to an average increase in rental rates of approximately 6%. Physical occupancy on a same store basis was 97% at June 30, 2000 and 1999.

Other income increased from $7,449,000 in the six months ended June 30, 1999 to $9,310,000 for the six months ended June 30, 2000, due primarily to the portfolio changes discussed above and net development and management fees.

A summary of the components of revenue for the six months ended June 30, 2000 and 1999 follows (dollars in thousands):

                                    Six months Ended                        Six months Ended
                                     June 30, 2000                           June 30, 1999
                        -------------------------------------     ---------------------------------
                                                  % of Total                            % of Total         % Change from
                             Revenues              Revenues          Revenues            Revenues          1999 to 2000
                        ------------------    ---------------     --------------    ---------------     ---------------
Rental Revenue:
Multifamily:
 Same-store                       $106,378                              $100,476
 Non same-store                     11,240                                 5,652
                        ------------------                        --------------
Total Multifamily                  117,618                 93%           106,128                 93%                 11%
Commercial and retail                  112                  -                132                  -                 (15%)
                        ------------------    ---------------     --------------    ---------------
Rental revenue                     117,730                 93%           106,260                 93%                 11%
Other income                         9,310                  7%             7,499                  7%                 24%
                        ------------------    ---------------     --------------    ---------------
Total revenue                     $127,040                100%          $113,759                100%                 12%
                        ==================    ===============     ==============    ===============

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties (including maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) for the six months ended June 30, 2000 increased 6% to $36,618,000 from the comparable period in 1999 primarily due to expenses of two multifamily property acquisitions and the completion of five multifamily properties previously under lease up. Real estate expenses as a percentage of total revenues were 28.8% and 30.2% for the six months ended June 30, 2000 and 1999, respectively.

A summary of the categories of real estate expenses for the six months ended June 30, 2000 and 1999 follows (dollars in thousands):

                                   Six months ended                       Six months ended
                                     June 30, 2000                          June 30, 1999
                         ----------------------------------     ----------------------------------
                                                % of Total                             % of Total        % Change from
                              Expense            Revenue            Expense             Revenue           1999 to 2000
                         ---------------    ---------------     ---------------    ---------------     ---------------
Multifamily:
Same-store                       $32,688                                $31,871                                      3%
Non same-store                     3,770                                  2,492                                     51%
Other                                160                                     36                                    344%
                         ---------------                        ---------------
Total real estate expense        $36,618               28.8%            $34,399               30.2%                  6%
                         ===============                        ===============

Provision for Depreciation

The provision for depreciation increased by $1,350,000 to $18,660,000 for the six months ended June 30, 2000 from the comparable period of 1999. The increase resulted primarily from the acquisition of two multifamily properties.

Interest Expense

Interest expense was $23,729,000 (net of interest capitalized to the cost of apartment communities under development of $8,130,000) for the six months ended June 30, 2000, an increase of $3,594,000 or 18% from the comparable period in 1999. Interest expense was $20,135,000 for the same period in 1999 and was net of $5,035,000 of interest capitalized to the cost of apartment communities under construction. This increase was due largely to higher rates on variable rate debt and higher outstanding balances on our credit lines.

General and Administrative

General and administrative costs were $3,957,000 or approximately 3.1% of total revenues for the first six months in 2000 and $3,692,000 or approximately 3.2% of total revenues, for the first six months in 1999.

Net Gain (Loss) on Sales of Real Estate Investments

There was no gain or loss on sales of real estate investments in the six months ended June 30, 2000. The net gain on sale of real estate investments for the six months ended June 30, 1999 was due to the sale of the Los Senderos community in Phoenix, Arizona and was offset by a loss on a sale of property previously under construction.

Internet Business Segment

During the six months ended June 30, 2000, BRE recognized a net loss from operations of $1,818,000, primarily due to operating, general and administrative, and marketing expenses of VelocityHSI.

Minority Interest in Income

Minority interest in income was $2,782,000 and $2,751,000 for the six months ended June 30, 2000 and 1999, respectively.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock represents the dividends on BRE's 8 1/2% Series A Cumulative Redeemable Preferred Stock.

Net Income Available to Common Shareholders

Net income available to common shareholders was $37,192,000 and $32,378,000 for the six months ended June 30, 2000 and 1999, respectively, an increase of $4,814,000. This increase is primarily due to increased revenues from the portfolio and the addition of two multifamily apartment communities and five communities previously under lease up, and is partially offset by higher interest costs and expenses related to the Company's Internet business segment.

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

  The following table presents data with respect to the Company's properties included in "Construction in progress" and "Land under development" at June 30, 2000, for both direct investment and equity interest properties. Completion of these properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. No assurance can be given that these properties will be completed or, if completed, that they will be completed by the estimated dates or for the estimated amounts or that they will contain the number of units proposed in the table below.

                                        Proposed          Cost to Date -          Estimated Total
                                        Units/1/          June 30, 2000                Cost
                                    --------------    --------------------    -----------------------
Direct investment
construction in progress/2/                    708            $ 67,175,000               $ 96,300,000

Equity interests in joint
 venture construction in
 progress/3/                                 1,235              36,974,000               $158,900,000
                                    --------------    --------------------    -----------------------

Subtotal                                     1,943             104,149,000               $255,200,000
                                                                              =======================

Land under development/4/                    1,180              27,022,000
                                    --------------    --------------------
Total                                        3,123            $131,171,000
                                    ==============    ====================

______________

/1/ As of June 30, 2000, 307 of these units had been delivered.
/2/ Consists of Pinnacle Bellcentre community in Bellevue, Washington; Pinnacle
    Carmel Creek community in San Diego, California; and Pinnacle at Overlook II community in Folsom, California, with 248, 348 and 112 units planned, respectively. Pinnacle at Overlook II has an estimated completion in the third quarter of 2000; Pinnacle Bellcentre and Pinnacle Carmel Creek in the fourth quarter of 2000.
/3/ Consists of the gross costs of five communities, Pinnacle at Stone Creek, Pinnacle Sonata, Pinnacle at MacArthur Place, Pinnacle Galleria, and Pinnacle at Queen Creek, with 226, 268, 253, 236 and 252 units planned, respectively. These five communities are under joint venture agreements and are presented on the financial statements net of $ 60,000,000 of draws on construction loans and joint venture partner's capital contribution. The Company's net equity contribution upon completion is estimated to be $33,000,000.
/4/ Consists of Pinnacle at the Bluffs in Renton, Washington; Pinnacle at the
    Creek in Aurora, Colorado; Pinnacle at Otay Ranch I and II in Chula Vista, California; and Pinnacle at Denver Tech Center, in Greenwood Village, Colorado, with 180, 216, 204, 160 and 420 units planned, respectively. The development plans for these communities are under review and finalization, including obtaining final bids for construction costs, and the total proposed units may change.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

  At June 30, 2000, the Company's cash totaled $477,000, down from $13,812,000 at December 31,1999 due to the cash flow used by investing and financing activities over the excess of cash flows generated by operating activities, as follows:

     - Net cash flows generated by operating activities increased from $53,862,000 in the first six months of 1999 to $58,756,000 in the first six months of 2000, due to higher earnings from the addition of two real estate properties and the completion of five properties previously under lease up.

     - Net cash flows used in investing activities increased by $107,865,000 from $2,842,000 for the six months ended June 30, 1999, due primarily to increased funding of construction in progress and purchases of land under development and purchases of multifamily operating properties.

     - Net cash flows of $38,616,000 were generated by financing activities for the six months ended June 30, 2000, while net cash flows used in financing activities were $51,980,000 for the six months ended June 30, 1999. The cash was generated primarily from borrowings on the liens of credit in excess of repayments, offset by principal payments on mortgage loans and unsecured senior notes.

  Borrowings under the Company's lines of credit totaled $417,500,000 at June 30, 2000, compared to $315,000,000 at December 31, 1999. Drawings on the lines of credit are available to pay dividends to shareholders and distributions to minority members, to fund capital improvements and operating expenses, and to fund property acquisitions and development. The Company typically reduces its outstanding balance on the lines of credit with available cash balances. The Company entered into a second line of credit with the same financial institution in the quarter ended June 30, 2000. Borrowings of up to $500,000,000 are available under the Company's lines of credit, with $82,500,000 available at June 30, 2000. The lines of credit mature in August 2001 as to $400,000,000 and in December 2000 as to $100,000,000 and bear interest at the lower of LIBOR plus 0.70% as to $400,000,000 and LIBOR plus 0.95% as to $100,000,000, or a rate based on bids of the participating banks. Cost of the lines of credit are 0.15% and 0.30%, respectively, per annum on the total commitment amounts.

  The Company had a total of $243,000,000 in unsecured indebtedness other than the line of credit at June 30, 2000, consisting of the following:

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

  In addition, at June 30, 2000, the Company had mortgage indebtedness totaling $195,964,000 at interest rates ranging from 5.3% to 9.3%, with remaining terms ranging from less than one to 28 years.

  For additional information regarding the Company's lines of credit, unsecured senior notes payable and mortgage loans payable, including scheduled principal payments over the next five years, see Notes 5 and 6 to Notes to Consolidated Financial Statements contained in the Company's 1999 Form 10-K. Certain of the Company's indebtedness contain financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. The Company was in compliance with all such financial covenants during the quarter and six months ended June 30, 2000.

  The Company purchased five land sites for development for a gross purchase price of approximately $20,700,000. Further, the Company funded approximately $29,000,000 for direct investment construction in progress and advanced a net $12,000,000 for joint venture construction in progress during the six months ended June 30, 2000. These acquisition and construction costs were funded by borrowings on the lines of credit and construction loans on communities under joint venture agreements. Because of higher prices and corresponding declining rates of return on completed apartment communities in its targeted Western markets, the Company presently does not anticipate significant acquisitions of completed apartment communities in 2000, other than the communities noted below. The Company continually evaluates its portfolio to determine whether acquisitions or dispositions may be appropriate to maximize the portfolio's performance.

  The Company intends to meet its short-term liquidity requirements through cash balances and cash flows provided by operations, borrowings on the unsecured lines of credit and to a lesser extent, proceeds from asset sales. The Company believes that its cash flow and cash available from its lines of credit and other borrowings will be sufficient to meet its liquidity needs during 2000, which include normal recurring expenses, debt service requirements, budgeted expenditures for improvements to certain properties, funding ongoing construction in progress and distributions required to maintain the Company's real estate investment trust qualification under the Code.

  However, the Company anticipates that it will continue to require outside sources of financing to meet its long-term liquidity needs beyond 2000, such as scheduled debt repayments, construction funding and property acquisitions. At June 30, 2000, the Company had committed to purchase one multifamily community for approximately $41,000,000 (estimated to fund in the year 2000) and had an estimated cost of $29,100,000 to complete existing direct investment construction in progress. Due to timing requirements, the Company made advances to joint venture construction in progress slightly in excess of its budgeted contribution during the period. In addition, the estimated cost to complete land under development has not been determined as the development plans have not been finalized. These properties may be contributed to a joint venture, which may significantly lower the Company's required funding. To facilitate the acquisition of public capital, the Company filed a universal shelf registration statement in March 1998 providing for the issuance of up to $750,000,000 in equity, debt, preferred or convertible securities, of which approximately $640,000,000 remains unused at June 30, 2000. The Company is actively searching for other sources of possible funding, including further joint ventures and additional secured construction debt. The Company owns unencumbered real estate assets that could be sold, contributed to joint ventures or used as collateral for financing purposes (subject to certain lender restrictions) and has encumbered assets with significant equity that could be further encumbered should other sources of capital not be available.

PLANNED SPIN-OFF OF VELOCITYHSI, INC.

  On March 16, 2000, the Company announced to BRE shareholders its intention to spin off the assets and operations of its high-speed Internet segment into a corporation formed in April 2000, VelocityHSI, Inc. ("VelocityHSI"). VelocityHSI provides high-speed Internet installation, access and content to the multifamily apartment industry. On August 8, 2000, the Registration Statement which describes the spin off and distribution of VelocityHSI shares to BRE shareholders was declared effective by the Securities and Exchange Commission. Each BRE shareholder of record as of August 7, 2000 will receive one share in VelocityHSI for every five common shares of BRE owned. It is anticipated that 9,069,074 shares of VelocityHSI common stock will be distributed to BRE shareholders, and BRE is expected to retain 1,363,678 shares, or 13% ownership. Additional shares will be sold and given to VelocityHSI and BRE employees and limited partners of BRE Property Investors, LLC in related transactions, and BRE option holders will receive options to purchase VelocityHSI common shares on the same one for five ratio. BRE's ownership is expected to be reduced to 9.9% upon the completion of such transactions. After the distribution, BRE will record its investment in VelocityHSI under the equity method of accounting. The distribution is expected to occur on or about August 15, 2000.

DIVIDENDS AND DISTRIBUTIONS TO MINORITY MEMBERS

  A cash dividend has been paid to common shareholders each quarter since the Company's inception in 1970. On February 24, 2000, the Company increased its annual dividend on its common shares from $1.56 per year to $1.70 per year. Total dividends paid to common shareholders for the six months ended June 30, 2000 and 1999 were $38,234,000 and $34,675,000, respectively. In addition, the Company paid $2,284,000 and $1,898,000 in dividends on its 8 1/2% Series A Cumulative Redeemable Preferred Stock in the six months ended June 30, 2000 and 1999, respectively.

  Total distributions to minority members of the Company's consolidated subsidiaries were $1,852,000 and $2,765,000 for the six months ended June 30, 2000 and 1999, respectively.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

  Information concerning market risk is incorporated herein by reference to Item 7A of the Company's Form 10-K for the year ended December 31, 1999. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 1999.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
         None.

ITEM 2.  Changes in Securities and Use of Proceeds
         None.

ITEM 3.  Defaults upon Senior Securities
         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of shareholders held on May 16, 2000, the shareholders elected three Directors for three-year terms, and approved one other corporate action by the following votes:

                                                                                                               BROKER
                                          FOR                               AGAINST         WITH-HELD         NON-VOTE
                 --------------------------------------------------     --------------    ------------    --------------
                                          % of
                                         Shares
                                        Voted on          % of               No. of           No. of           No. of
                   No. of shares       this Item      Outstanding            Shares           Shares           Shares
                 ----------------    -----------     --------------     --------------    ------------    --------------
Item No. 1
(Election of
 Directors)

Class III

William Borsari        39,464,405             99%                88%                           371,691

Frank C. McDowell      39,477,142             99%                88%                           358,954

Edward E. Mace         39,466,324             99%                88%                           369,772

Item No. 2
Approval of the
 Amended and
 Restated
 Non-Employee
 Director Stock
 Option Plan           35,980,580             99%                81%         3,318,750         536,561               205

The terms of office of the Company's six other directors continued after the Annual meeting, as follows:



--------------------------------------------------------------------------------
Director                                       Term Expires          Class
--------------------------------------------------------------------------------
Robert A. Fiddaman                                       2001          I

Roger P. Kuppinger                                       2001          I

Arthur G. von Thaden                                     2001          I

L. Michael Foley                                         2002         II

John McMahan                                             2002         II

Gregory M. Simon                                         2002         II
--------------------------------------------------------------------------------



ITEM 5.  Other Information
         None.

ITEM 6.  Exhibits and Reports on Form 8-K
    (a)  Exhibits:
         10.1  Unsecured Line of Credit Loan Agreement - Bank of America
         10.2  Employment Agreement with Ed Lange
         11    Statement Re Computations of Per Share Earnings
         27    Financial Data Schedule
         99.1  Other Exhibits -Ratio of Earnings to Fixed Charges
    (b)  Reports on Form 8-K:
         None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            BRE PROPERTIES, INC.
                                                                    (Registrant)



Date:  August 14, 2000                    /s/ Leroy E. Carlson
       ---------------                    --------------------
                                          LeRoy E. Carlson
                                          Executive Vice President,
                                          Chief Operating Officer
                                          (principal financial officer)