Form 10-Q
period 2000-09-30
BRE PROPERTIES INC /MD/
filed 2000-11-14
CIK 1011174

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2000 OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-5305

                             BRE PROPERTIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Maryland                                           94-1722214
---------------------------------------------         ------------------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer Identification No.)
               or organization)


         44 Montgomery Street
              36th Floor
          San Francisco, CA                                   94104-4809
-----------------------------------                   --------------------------
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

Yes   X                                               No
-------                                               -----

Number of shares of common stock
Outstanding as of November 10, 2000                 45,804,695

                             BRE Properties, Inc.

                              INDEX TO FORM 10-Q

                              September 30, 2000

                                                                               Page No.
                                                                               --------
PART I    FINANCIAL INFORMATION

          ITEM 1:
          Consolidated balance sheets - September 30, 2000 and December 31,
          1999                                                                       2

          Consolidated statements of operations - three months ended
          September 30, 2000 and 1999                                                3

          Consolidated statements of income - nine months ended September
          30, 2000 and 1999                                                          4

          Consolidated statements of cash flows - nine months ended
          September 30, 2000 and 1999                                                5

          Notes to consolidated financial statements                               6-8

          ITEM 2:
          Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                   9-19

          ITEM 3:
          Quantitative and Qualitative Disclosures about Market Risk                19

PART II   OTHER INFORMATION

          ITEM 1  Legal Proceedings                                                 20
          ITEM 2  Changes in Securities and Use of Proceeds                         20
          ITEM 3  Defaults Upon Senior Securities                                   20
          ITEM 4  Submission of Matters to a Vote of Security Holders               20
          ITEM 5  Other Information                                                 20
          ITEM 6  Exhibits and Reports on Form 8-K                                  20

PART I   FINANCIAL INFORMATION
ITEM 1 - Financial Statements

Consolidated Balance Sheets (unaudited)
-----------------------------------------------------------------------------------------------------
(Dollar amounts in thousands, except per share data)

                                                                     September 30,       December 31,
                                                                         2000               1999
                                                                     -------------       ------------
Assets
------

Real estate portfolio:
Direct investments in real estate:
 Investments in rental properties                                     $1,463,680          $1,691,762
 Construction in progress                                                 47,985              46,575
 Less: accumulated depreciation                                         (116,791)           (109,623)
                                                                      ----------          ----------
                                                                       1,394,874           1,628,714
                                                                      ----------          ----------

Equity interests in real estate joint ventures:
 Investments in rental properties                                          9,697                   -
 Construction in progress                                                 50,315              15,083
                                                                      ----------          ----------
                                                                          60,012              15,083

Land under development                                                    54,613              26,538
                                                                      ----------          ----------

Total real estate portfolio                                            1,509,499           1,670,335

Cash                                                                         882              13,812
Other assets                                                              53,055              23,015
                                                                      ----------          ----------
Total assets                                                          $1,563,436          $1,707,162
                                                                      ==========          ==========

Liabilities and Shareholders' Equity
------------------------------------

Liabilities
Mortgage loans                                                        $  214,987          $  211,403
Unsecured senior notes                                                   243,000             253,000
Unsecured line of credit                                                 208,500             315,000
Accounts payable and other liabilities                                    24,010              17,212
                                                                      ----------          ----------
  Total liabilities                                                      690,497             796,615
                                                                      ----------          ----------

Commitments and contingencies (note E)

Minority interest                                                         70,608              87,640
                                                                      ----------          ----------

Shareholders' equity
Preferred stock, $.01 par value, liquidation preference $25.00 per share, 10,000,000 shares authorized. 2,150,000 shares of Series A
 issued and outstanding                                                   53,750              53,750
Common stock, $.01 par value, 100,000,000 shares authorized.
      Shares issued and outstanding: 45,681,540 at September 30,
       2000;
      44,679,341 at December 31, 1999                                        457                 447
Additional paid-in capital                                               694,081             671,760
Accumulated net income in excess of cumulative dividends                  56,946              99,241
Stock purchase loans to executives                                        (2,903)             (2,291)
                                                                      ----------          ----------
  Total shareholders' equity                                             802,331             822,907
                                                                      ----------          ----------

  Total liabilities and shareholders' equity                          $1,563,436          $1,707,162
                                                                      ==========          ==========

See notes to consolidated financial statements

Consolidated Statements of Operations (unaudited)
-----------------------------------------------------------------------------------------------
(Dollar amounts in thousands, except per share data)
                                                                     For the Three Months Ended
                                                                             September 30,
                                                                     --------------------------
                                                                         2000          1999
                                                                     -----------    -----------
Revenue
Rental income                                                         $ 60,298       $55,519
Other income                                                             4,315         4,310
                                                                      --------       -------

  Total revenue                                                         64,613        59,829
                                                                      --------       -------

Expenses
Real estate operating                                                   18,537        18,587
Depreciation                                                             9,881         8,977
Interest                                                                11,154        10,400
General and administrative                                               2,042         1,431
Internet business segment                                                1,258             -
                                                                      --------       -------

  Total expenses                                                        42,872        39,395
                                                                     ---------       -------

Income before net gain (loss) on sale of investments in rental properties, minority interest and dividends attributable to
 preferred stock                                                        21,741        20,434
Net gain (loss) on sale of investments in rental properties           $(32,711)            -
                                                                      --------       -------
Income (loss) before minority interest                                 (10,970)       20,434
Minority interest in income                                              1,220         1,353
                                                                      --------       -------
  Net income (loss)                                                    (12,190)       19,081
Dividends attributable to preferred stock                                1,142         1,142
                                                                      --------       -------
  Net income (loss) available to common shareholders                  $(13,332)      $17,939
                                                                      ========       =======
Net income (loss) per outstanding common share:
Income before net gain (loss) on sale of investments in rental
 properties less minority interest                                    $   0.43       $  0.40
Net gain (loss) on sale of investments in rental properties              (0.72)            -
                                                                      --------       -------
Net income (loss) per share - basic                                   $  (0.29)      $  0.40
                                                                      ========       =======

Income before net gain (loss) on sale of investments in rental        $   0.42       $  0.40
 properties and minority interest
Net gain (loss) on sale of investments in rental properties
 (after adjustment to eliminate anti-dilutive effect of loss on
 sale)                                                                   (0.71)            -
                                                                      --------       -------
Net income (loss) per share - assuming dilution                       $  (0.29)      $  0.40
                                                                      ========       =======

Weighted average common shares outstanding - basic                      45,250        44,680
                                                                      ========       =======

Weighted average common shares outstanding - assuming dilution          48,510        47,860
                                                                      ========       =======

Dividends declared and paid per common share                          $  0.425       $ 0.390
                                                                      ========       =======

See notes to consolidated financial statements


Consolidated Statements of Income (unaudited)
----------------------------------------------------------------------------------------------
(Dollar amounts in thousands, except per share data)
                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                     -------------------------
                                                                         2000          1999
                                                                     ------------   ----------
Revenue
Rental income                                                         $178,028       $161,779
Other income                                                            13,624         11,809
                                                                      --------       --------

  Total revenue                                                        191,652        173,588
                                                                      --------       --------
Expenses
Real estate operating                                                   55,155         52,986
Depreciation                                                            28,541         26,287
Interest                                                                34,882         30,535
General and administrative                                               5,999          5,123
Internet business segment                                                3,076              -
Provision for non-recurring charge                                           -          1,250
                                                                      --------       --------

  Total expenses                                                       127,653        116,181
                                                                      --------       --------

Income before net gain (loss) on sales of investments in rental properties, minority interest and dividends attributable to
 preferred stock                                                        63,999         57,407
Net gain (loss) on sales of investments in rental properties           (32,711)            54
                                                                      --------       --------
Income before minority interest                                         31,288         57,461
Minority interest in income                                              4,002          4,104
                                                                      --------       --------
  Net income                                                            27,286         53,357
Dividends attributable to preferred stock                                3,426          3,040
                                                                      --------       --------
  Net income available to common shareholders                         $ 23,860       $ 50,317
                                                                      ========       ========

Net income per outstanding common share:
Income before net gain (loss) on sales of investments in rental
 properties less minority interest                                    $   1.26       $   1.13
Net gain (loss) on sales of investments in rental properties            ($0.73)             -
                                                                      --------       --------
Net income per share - basic                                          $   0.53       $   1.13
                                                                      ========       ========

Income before net gain (loss) on sales of investments in rental       $   1.25       $   1.13
 properties and minority interest
Net gain (loss) on sales of investments in rental properties
 (after adjustment to eliminate anti-dilutive effect of loss
 on sale)                                                               ($0.72)             -
                                                                      --------       --------
Net income per share - assuming dilution                              $   0.53       $   1.13
                                                                      ========       ========

Weighted average common shares outstanding - basic                      44,990         44,500
                                                                      ========       ========

Weighted average common shares outstanding - assuming   dilution        48,160         47,740
                                                                      ========       ========

Dividends declared and paid per common share                          $   1.28       $   1.17
                                                                      ========       ========

See notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)
---------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
                                                                          For the Nine Months Ended
                                                                                September 30,
                                                                          -------------------------
                                                                              2000          1999
                                                                          ------------   ----------
Cash flows from operating activities:
Net income                                                                 $  27,286      $  53,357
Adjustments to reconcile net income to net cash generated by operating activities:
  Provision for depreciation                                                  28,541         26,287
  Net (gain) loss on sales of investments in rental properties                32,711            (54)
  Minority interest                                                            4,002          4,104
  (Increase) decrease in other assets                                         (6,970)         1,438
  Increase (decrease) in accounts payable and other liabilities                6,798         (1,351)
                                                                           ---------      ---------
Net cash flows generated by operating activities                              92,368         83,781
                                                                           ---------      ---------

Cash flows from investing activities:
Proceeds from sales of property, net                                         255,730         11,510
Multifamily properties purchased                                             (27,894)       (24,264)
Capital expenditures                                                          (3,465)        (3,485)
Rehabilitation and other expenditures                                        (17,947)        (8,185)
Additions to direct investment construction in progress                      (42,963)       (26,203)
Advances to unconsolidated joint ventures-construction in progress           (56,094)       (32,055)
Reimbursements of construction in progress from unconsolidated
 joint ventures                                                               31,445         42,128
Additions to land for development                                            (48,271)        (5,030)
Investment in joint venture                                                  (11,288)             -
Investment in and advances to Internet business segment                      (11,631)             -
                                                                           ---------      ---------
Net cash flows generated by (used in) investing activities                    67,622        (45,584)
                                                                           ---------      ---------

Cash flows from financing activities:
Principal payments on mortgage loans and unsecured senior notes              (41,416)        (6,747)
Proceeds from new mortgage loan                                               35,000              -
Lines of credit:
  Advances                                                                   266,000        126,000
  Repayments                                                                (372,500)      (152,000)
Dividends paid                                                               (60,687)       (55,158)
Proceeds from exercises of stock options, net                                  4,672          3,438
Distributions to minority members, net                                        (3,989)        (4,202)
Proceeds from preferred equity offering, net                                       -         51,659
                                                                           ---------      ---------
Net cash flows used in financing activities                                 (172,920)       (37,010)
                                                                           ---------      ---------
(Decrease) increase in cash                                                  (12,930)         1,187
Balance at beginning of period                                                13,812          2,057
                                                                           ---------      ---------
Balance at end of period                                                   $     882      $   3,244
                                                                           =========      =========

Supplemental disclosure of non cash activity
Transfers of construction in progress to direct investment real
 estate                                                                    $  41,553      $   5,667
                                                                           =========      =========
Transfers of land for development to joint venture interest                $  20,196      $  22,455
                                                                           =========      =========
Transfers of net real estate joint ventures-construction in
 progress to investments in rental properties                              $   5,049      $       -
                                                                           =========      =========
Interest capitalized                                                       $  11,885      $   7,226
                                                                           =========      =========
Minority interest unit conversions to common shares                        $  17,045      $       -
                                                                           =========      =========
Distribution of 87% of Internet business segment to shareholders           $   8,892      $       -
                                                                           =========      =========

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------
September 30, 2000

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Annual Report of BRE Properties, Inc. (the "Company" or "BRE") on Form 10-K for the year ended December 31, 1999 (the "1999 10-K"). In the opinion of management, all adjustments (consisting of normal recurring adjustments only) have been made that are necessary for a fair statement of the financial position and results for the interim periods presented herein.

Certain reclassifications have been made from the prior period's presentation to conform to the current period's presentation.

The Company has entered into joint venture agreements whereby BRE funds all or a pro rata share of the construction costs of a multifamily community. These funds include proceeds from construction loans. For those joint ventures for which BRE funds all costs of construction, upon completion of construction, the community is contributed to the joint venture. The joint venture partner's equity contribution and long term secured debt (if any) are used to pay off outstanding construction loans. The joint ventures are unconsolidated and are reported using the equity method, with secured debt offset against the cost basis of the community for financial statement presentation. From time to time, communities under construction that BRE directly owns (or consolidates for financial reporting purposes) may be contributed into a joint venture. Accordingly, the line item captions in the consolidated balance sheet reflect the joint ventures separately from direct investments in real estate. Further, purchases of land for development have been segregated until the Company determines actual cost based on bids for construction contracts, the most advantageous course of development (including possibly selling part of the land) and whether the land will be contributed to a joint venture arrangement.

NOTE B - REPORTABLE SEGMENTS
----------------------------

BRE adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") in the fourth quarter of 1998. Statement 131 requires certain descriptive information to be provided about an enterprise's reportable segments. During the nine months ended September 30, 2000, BRE determined that it had two operating and reportable segments, multifamily communities and Internet business operations. Multifamily communities comprised 99% of BRE's assets and 99% of its total revenues as of and for the nine months ended September 30, 2000. All multifamily communities owned by the Company are located in the Western United States.

Internet business operations consist of operations of the Company's segment, VelocityHSI, Inc. ("VelocityHSI"), which was incorporated as a wholly owned subsidiary in April 2000 and was previously a division within BRE. VelocityHSI provides high-speed Internet access to the multifamily apartment industry. On August 15, 2000, BRE distributed approximately 87% of its investment in VelocityHSI to BRE shareholders and retained the balance. Each BRE shareholder of record as of August 7, 2000 received one share of VelocityHSI for every five common shares of BRE owned. After cash distributions in lieu of fractional shares, 9,066,383 shares of VelocityHSI common stock were distributed to BRE shareholders. BRE retained 1,363,678 shares, and additional shares were sold and given to VelocityHSI and BRE employees and limited partners of BRE Property Investors, LLC in related transactions. BRE option holders received options to purchase VelocityHSI common shares on the same one for five ratio.

BRE's ownership has subsequently been reduced to 9.9% of VelocityHSI and, since August 15, 2000, our investment is recorded under the equity method of accounting. Such investment was $1,337,000 as of September 30, 2000, which is included in other assets on the accompanying consolidated balance sheet. In addition, we have included in other assets, on the consolidated balance sheet as of September 30, 2000, a receivable in the amount of $1,402,000 for funds BRE has advanced to VelocityHSI primarily for equipment and capitalized software development. These costs, together with interest at 9% per annum, will be repaid to BRE on or before September 30, 2001. A net loss of $1,258,000 from VelocityHSI's operations through August 15, 2000 is included in the consolidated statement of operations for the three months ended September 30, 2000 ($3,076,000 net loss for the nine months ended September 30, 2000). Our pro rata share of VelocityHSI's income or loss subsequent to August 15, 2000 will be recorded on a 90-day lag basis to allow VelocityHSI time to complete its accounting, as allowed under acceptable accounting practices. However, until VelocityHSI obtains a source of outside financing other than BRE, we will record 100% of VelocityHSI's earnings or losses.

BRE's business focus is the ownership and operation of multifamily communities and it evaluates performance and allocates resources primarily based on the net operating income ("NOI") of an individual multifamily community. NOI is defined by the Company (and generally by the real estate industry) as the excess of all revenue generated by the community (primarily rental revenue) less direct operating expenses (primarily, but not limited to, payroll, property taxes, insurance and maintenance expense). Accordingly, NOI excludes depreciation, capitalized expenditures and interest expense. NOI from multifamily communities totaled $39,051,000 and $33,993,000 (excluding NOI from sold communities) for the three months ended September 30, 2000 and 1999, respectively. All other segment measurements are presently disclosed in the accompanying Consolidated Balance Sheets and Notes to Consolidated Financial Statements.

All BRE revenues are from external customers. There are no tenants that contributed 10% or more of BRE's total revenues in the three months ended September 30, 2000 or 1999. Interest income is not separately reported, as it is immaterial. Interest expense on debt is not allocated to individual properties, even if such debt is secured. Further, minority interest in consolidated subsidiaries is not allocated to the related properties. There is no provision for income tax as the Company is organized as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

NOTE C - LITIGATION
-------------------

BRE is defending various claims and legal actions that arise from its normal course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions will have a material adverse effect on BRE's consolidated results of operations or financial position.

NOTE D - LOSS ON SALE OF INVESTMENTS IN RENTAL PROPERTIES
---------------------------------------------------------

On September 13, 2000, BRE and BRE Property Investors LLC sold 19 communities (totaling 4,288 apartment units) pursuant to an agreement with G&I III Residential One LLC, an unrelated third party, for an aggregate sale price of $261,000,000. BRE then invested approximately $11,288,000 of the net proceeds in a joint venture related to the buyer in which BRE has a 15% equity interest. The communities are located in Albuquerque, Las Vegas, Phoenix, and Tucson and BRE recorded a loss on sale of $32,711,000.

NOTE E - COMMITMENTS
--------------------

As of September 30, 2000, the Company had commitments to sell three remaining communities pursuant to the agreement with G&I III Residential One, LLC. Although there can be no assurance, BRE anticipates that the remaining three communities (totaling 621 units and located in Tucson) will be sold and contributed to a joint venture in the fourth quarter of 2000. The remaining three communities represent approximately $19,000,000 of the total $280,000,000 sales price. This second closing is subject to customary closing conditions and loan assumptions. Because of uncertainties inherent in real estate transactions, these properties are included in direct investments in real estate and depreciated, rather than reclassified to "held for sale."

As of September 30, 2000, the Company had a commitment to acquire a multifamily community in Denver, Colorado (Pinnacle Mountain Gate) with an estimated acquisition cost of $43,000,000. The Company expects to fund the commitment in the fourth quarter of 2000. There can be no assurance that this community will be acquired, or acquired for the estimated cost indicated.

In addition, BRE has agreed to provide VelocityHSI with up to $10,000,000 in funds through September 30, 2001, to be used for general corporate purposes.
BRE has also agreed to provide VelocityHSI with funds through September 30, 2001 (expected to be $4,000,000) to finance the installation of equipment at properties owned by BRE. These advances must be repaid by VelocityHSI on or before September 30, 2001, together with interest on periodic unpaid balances at a rate of 9% per year.

NOTE F - MINORITY INTEREST CONVERSIONS
--------------------------------------

On November 18, 1997, BRE acquired certain assets and operations of Trammell Crow Residential West. In connection with the transaction, certain entities received operating company units in BRE Property Investors LLC. The units are exchangeable to common stock on a 1:1 basis after a one-year holding period. The operating company units are held by members representing minority interest. During the quarter ended September 30, 2000, 632,923 operating company units were converted to BRE common shares, reducing minority interest by $17,045,000.

NOTE G - SUBSEQUENT EVENTS
--------------------------

On October 11, 2000, BRE acquired Sun Pointe Village, a multifamily property in Fremont, California. The 336-unit apartment community was acquired for $63,700,000 and was financed with borrowings under our line of credit.

ITEM 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations
--------------------------------------------------------------------------------
September 30, 2000

Overview

BRE Properties, Inc. is a regionally focused, self-administered equity real estate investment trust which primarily owns and operates a portfolio of 67 apartment communities, aggregating 18,594 units, in 10 major markets of the Western United States. We are also a minority-limited partner in a medical office property and twenty multifamily properties held in partnerships. Our revenues consist primarily of rental income (93% of total revenues in the three months ended September 30, 2000 and 1999) derived from our portfolio of income-producing properties. Other income includes various fees and charges to residents of multifamily communities, and to a lesser extent, interest from notes receivable, management fees, development income and income from partnership investments. Our policy is to emphasize cash flows from operations rather than the realization of capital gains through property dispositions. As dispositions of real estate assets are made, we typically seek to reinvest net proceeds from sales in income-producing real estate.

In addition to historical information, the information included in this report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as those pertaining to anticipated closings of transactions and uses of proceeds and our capital resources, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events and there can be no assurance that the events or circumstances reflected in such forward-looking statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or the negative of these words and phrases or other variations of these words and phrases or comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to successfully integrate acquired properties and operations, risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends upon economic trends generally, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only. We assume no obligation to update forward-looking statements. See also our reports filed from time to time with the Securities and Exchange Commission pursuant to the Securities Act.

RESULTS OF OPERATIONS

Comparison of the Quarters Ended September 30, 2000 and 1999

Revenues

Total revenues were $64,613,000 for the three months ended September 30, 2000 compared to $59,829,000 for the same period in 1999. This increase was primarily due to increases in rental rates, decreased use of concessions, and an increase in multifamily rental revenues resulting from the acquisition of two multifamily communities and the completion of five multifamily properties previously under lease up. These changes in the portfolio contributed, on a net basis, approximately $5,869,000 to revenues for the three months ended September 30, 2000, as compared to the same period in 1999. Further, multifamily rental revenues from "same-store" communities (multifamily communities owned by us and stabilized as of April 1, 1999 consisting of 17,774 of our 18,594 total units) increased $3,125,000 for the three months ended September 30, 2000 compared to the same period in 1999. This increase in same-store communities was due primarily to an average increase in rental rates of approximately 6%. Physical occupancy on a same store basis was 98% at September 30, 2000 and 96% at September 30, 1999.

Other income increased from $4,310,000 in the quarter ended September 30, 1999 to $4,315,000 for the quarter ended September 30, 2000.

A summary of the components of revenue for the quarters ended September 30, 2000 and 1999 follows (dollars in thousands):

                                      Three months ended                    Three months ended
                                      September 30, 2000                    September 30, 1999
                             -----------------------------------     ------------------------------------
                                                    % of Total                               % of Total      % Change from
                                Revenues            Revenues            Revenues             Revenues        1999 to 2000
                             --------------     ----------------     ---------------     ----------------    --------------
Rental Revenue:
Multifamily:
 Same-store                   $49,860                                  $46,735
 Non same-store                 3,341                                       23
 Sold communities               7,041                                    8,705
                              -------                                 --------

Total Multifamily              60,242                  93%              55,463                  93%                   9%
Commercial and retail              56                   -                   56                   -                    -
                              -------                 ---             --------                 ---                    -

Rental revenue                 60,298                  93%              55,519                  93%                   9%
Other income                    4,315                   7%               4,310                   7%                   -%
                              -------                 ---             --------                 ---
Total revenue                 $64,613                 100%             $59,829                 100%                   8%
                              =======                 ===             ========                 ===

Multifamily communities' physical occupancy rates as of September 30, 2000 and 1999 were as follows:

                                                      2000      1999
----------------------------------------------------------------------
Multifamily:  Same-store                               98%       96%
----------------------------------------------------------------------
Multifamily:  All                                      97%       96%
----------------------------------------------------------------------

Portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. Apartment units are generally leased to residents for rental terms which do not exceed one year.

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties (including maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) for the quarter ended September 30, 2000 decreased slightly to $18,537,000 from the comparable period in 1999 primarily due to the reduction of expenses for the properties sold on September 13, 2000. Expenses of two multifamily property acquisitions and the completion of five multifamily properties previously under lease up offset the reduction of expenses due to the sale. Real estate expenses as a percentage of total revenues were 28.7% and 31.1% for the quarters ended September 30, 2000 and 1999, respectively, primarily due to increased economies from operating a larger portfolio throughout the majority of the quarter.

A summary of the categories of real estate expenses for the quarters ended September 30, 2000 and 1999 follows (dollars in thousands):

                                      Three months ended                        Three months ended
                                      September 30, 2000                        September 30, 1999
                             -------------------------------------        ----------------------------------
                                                     % of Total                                 % of Total        % Change from
                                Expense               Revenue                Expense             Revenue          1999 to 2000
                             -------------       -----------------        -------------       --------------      -------------
Multifamily:
Same-store                    $14,881                                        $14,918                                     -%
Non same-store                    848                                              -                                   100%
Sold communities                2,631                                          3,646                                   (28%)
Other                             177                                             23                                   670%
Total real estate expense     $18,537                     28.7%              $18,587             31.1%                   -%
                              =======                                        =======

Provision for Depreciation

The provision for depreciation increased by $904,000 to $9,881,000 for the quarter ended September 30, 2000 from the comparable period in 1999. The increase in 2000 resulted primarily from the acquisition of two multifamily properties.

Interest Expense

Interest expense was $11,154,000 (net of interest capitalized to the cost of apartment communities under development of $3,755,000) for the quarter ended September 30, 2000, an increase of $754,000 or 7% from the comparable period in 1999. Interest expense was $10,400,000 for the same period in 1999 and was net of $2,191,000 of interest capitalized to the cost of apartment communities under construction. This increase was due largely to higher rates on variable rate debt, such as our lines of credit, and interest expense on higher average balances on the lines of credit (due to expenditures on construction in progress).

General and Administrative

General and administrative costs were $2,042,000 or approximately 3.2% of total revenues for the third quarter in 2000 and $1,431,000 or approximately 2.4% of total revenues, for the third quarter in 1999. The increase in general and administrative costs as a percentage of total revenues is primarily the result of the timing of payments, higher professional fees associated with recent transactions and cost of living salary increases. Total general and administrative expenses grew at a rate of 43%, with total revenues increasing approximately 8% from the quarter ended September 30, 1999 to the quarter ended September 30, 2000.

Net Gain (Loss) on Sale of Investments in Rental Properties

The net loss on sale of investments in rental properties for the three months ended September 30, 2000 relates to the recent sale and joint venture transaction closed on September 13, 2000. We sold 19 communities in Tucson, Albuquerque, Las Vegas, and Phoenix to an unrelated third party for $261,000,000
and recognized a net loss of $32,711,000.   There was no gain or loss on sale of
real estate investments for the three months ended September 30, 1999.

Internet Business Segment

Internet business operations consist of operations of VelocityHSI through August 15, 2000, the date of the spin off and distribution. VelocityHSI was previously our wholly owned subsidiary. VelocityHSI provides high-speed Internet installation, access and content to the multifamily apartment industry. During the quarter ended September 30, 2000, we recognized a net loss from operations of $1,258,000, primarily due to operating, general and administrative and marketing expenses of VelocityHSI prior to the distribution.

Minority Interest in Income

Minority interest in income was $1,220,000 and $1,353,000 for the quarters ended September 30, 2000 and 1999, respectively. The decrease in the third quarter of 2000 is due to a lower distribution paid to BRE Property Investors LLC operating company unit holders as several members of the limited liability company exchanged their operating company units for shares of common stock this quarter.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock represent the dividends on BRE's 8 1/2% Series A Cumulative Redeemable Preferred Stock.

Net Income (Loss) Available to Common Shareholders

Net income (loss) available to common shareholders was ($13,332,000) and $17,939,000 for the quarters ended September 30, 2000 and 1999 respectively, a decrease of $31,271,000. This decrease is primarily due to the loss of $32,711,000 on the sale of real estate noted above. The difference between the loss and the net change between quarters is a result of increased revenues from the acquisition of two multifamily communities and the completion of five multifamily properties previously under lease up.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2000 and 1999

Revenues

Total revenues were $191,652,000 for the nine months ended September 30, 2000 compared to $173,588,000 for the same period in 1999. This increase was primarily due to increases in rental rates, decreased use of concessions, and an increase in multifamily rental revenues resulting from the acquisition of two multifamily communities and the completion of five multifamily properties previously under lease up. These changes in the portfolio contributed, on a net basis, approximately $16,054,000 to multifamily rental revenues for the nine months ended September 30, 2000 as compared to the same period in 1999. Physical occupancy was 97% at September 30, 2000 and 1999. Further, multifamily rental revenues from "same-store" communities (multifamily communities owned by BRE and stabilized as of January 1, 1999 and consisting of 16,886 of our 18,594 total units) increased $8,430,000 for the nine months ended September 30, 2000, compared to the same period in 1999. This increase in revenue from same-store communities was due primarily to an average increase in rental rates of approximately 6%.

Other income increased from $11,809,000 in the nine months ended September 30, 1999 to $13,624,000 for the nine months ended September 30, 2000, due primarily to the portfolio changes discussed above and development and management fees.

A summary of the components of revenue for the nine months ended September 30, 2000 and 1999 follows (dollars in thousands):

                                   Nine months Ended                        Nine months Ended
                                   September 30, 2000                       September 30, 1999
                             --------------------------------        --------------------------------
                                                 % of Total                              % of Total     % Change from
                               Revenues           Revenues              Revenues          Revenues      1999 to 2000
                             ------------   -----------------        --------------     -------------   --------------
Rental Revenue:
Multifamily:
 Same-store                   $139,597                                  $131,167
 Non same-store                 13,392                                     5,265
 Sold communities               24,871                                    25,160
                              --------                                  --------

Total Multifamily              177,860              93%                  161,592                93%               10%
Commercial and retail              168               -                       187                 -               (10%)
                              --------             ---                  --------               ---

Rental revenue                 178,028              93%                  161,779                93%               10%
Other income                    13,624               7%                   11,809                 7%               15%
                              --------             ---                  --------               ---
Total revenue                 $191,652             100%                 $173,588               100%               10%
                              ========             ===                  ========               ===

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties (including maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) for the nine months ended September 30, 2000 increased 4% to $55,155,000 from the comparable period in 1999 primarily due to expenses of two multifamily property acquisitions and the completion of five multifamily properties previously under lease up. Real estate expenses as a percentage of total revenues were 28.8% and 30.5% for the nine months ended September 30, 2000 and 1999, respectively, primarily due to increased economies from operating a larger portfolio.

A summary of the categories of real estate expenses for the nine months ended September 30, 2000 and 1999 follows (dollars in thousands):

                                     Nine months ended                      Nine months ended
                                    September 30, 2000                      September 30, 1999
                             ------------------------------          ------------------------------
                                              % of Total                              % of Total        % Change from
                                Expense         Revenue                 Expense         Revenue         1999 to 2000
                             -------------  ---------------          -------------  ---------------     --------------
Multifamily:
Same-store                    $41,487                                  $40,992                                  1%
Non same-store                  3,869                                    1,512                                156%
Sold communities                9,464                                   10,425                                 -9%
Other                             335                                       57                                488%
                              -------                                  -------
Total real estate expense     $55,155            28.8%                 $52,986            30.5%                 4%
                              =======                                  =======

Provision for Depreciation

The provision for depreciation increased by $2,254,000 to $28,541,000 for the nine months ended September 30, 2000 from the comparable period of 1999. The increase resulted primarily from the acquisition of two multifamily properties.

Interest Expense

Interest expense was $34,882,000 (net of interest capitalized to the cost of apartment communities under development of $11,885,000) for the nine months ended September 30, 2000, an increase of $4,347,000 or 14% from the comparable period in 1999. Interest expense was $30,535,000 for the same period in 1999 and was net of $7,226,000 of interest capitalized to the cost of apartment communities under construction. This increase was due largely to higher rates on variable rate debt and higher average outstanding balances on our credit lines.

General and Administrative

General and administrative costs were $5,999,000 or approximately 3.1% of total revenues for the first nine months in 2000 and $5,123,000 or approximately 3.0% of total revenues, for the first nine months in 1999.

Net Gain (Loss) on Sales of Investments in Rental Properties

The net loss on sales of investments in rental properties for the nine months ended September 30, 2000 relates to the 19 communities (4,288 units) in Tucson, Albuquerque, Las Vegas, and Phoenix we sold for $261,000,000, as previously discussed. The net gain on sale of investments in rental properties for the nine months ended September 30, 1999 was due to the sale of the Los Senderos community in Phoenix, Arizona and was offset by a loss on sale of property previously under construction.

Internet Business Segment

During the nine months ended September 30, 2000, we recognized a net loss from operations of $3,076,000, primarily due to operating, general and administrative, and marketing expenses of VelocityHSI prior to the spin off and distribution on August 15, 2000.

Minority Interest in Income

Minority interest in income was $4,002,000 and $4,104,000 for the nine months ended September 30, 2000 and 1999, respectively.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock represents the dividends on our 8 1/2% Series A Cumulative Redeemable Preferred Stock.

Net Income Available to Common Shareholders

Net income available to common shareholders was $23,860,000 and $50,317,000 for the nine months ended September 30, 2000 and 1999, respectively, a decrease of $26,457,000. This decrease is primarily due to the $32,711,000 loss on the disposal of assets and is partially offset by increased revenues from the acquisition of two multifamily communities and the completion of five multifamily properties previously under lease up.

Construction in progress and land under development

Land acquired for development is capitalized and reported as "land under development" until the development plan for the land is formalized. Once the development plan is determined, the costs are transferred to the balance sheet line items "construction in progress." Land acquisition, development and carrying costs of properties under construction are capitalized and reported as "direct investments in real estate" or "equity interests in and advances to real estate joint ventures", as appropriate, in "construction in progress." We transfer the capitalized costs for each building in a community under construction to the balance sheet line items "investments in rental properties," once the building receives a final certificate of occupancy and is ready to lease.

The following table presents data with respect to properties included in "construction in progress" and "land under development" at September 30, 2000, for both direct investment and equity interest properties. Completion of these properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. No assurance can be given that these properties will be completed or, if completed, that they will be completed by the estimated dates or for the estimated amounts or that they will contain the number of units proposed in the table below.

                                                 Total Proposed         Cost to Date -
                                                    Units/1/         September 30, 2000       Estimated Total Cost
                                                 --------------      ------------------       --------------------
Direct investment -
Construction in progress/2/                            708            $ 47,985,000 /1/           $ 99,400,000

Equity interests in joint
 ventures-Construction in progress/3/                1,235              50,315,000               $168,200,000
                                                     -----            ------------               ------------

Subtotal                                             1,943              98,300,000               $267,600,000
                                                                                                 ============

Land under development/4/                            1,624              54,613,000
                                                     -----            ------------
Total                                                3,567            $152,913,000
                                                     =====            ============

----------------------
/1/ As of September 30, 2000, 320 of these units had been delivered and $41,553,000 has been transferred out of CIP into investments in rental properties.

/2/ Consists of Pinnacle Bellecentre in Bellevue, Washington; Pinnacle Carmel Creek in San Diego, California; and Pinnacle at Overlook II in Folsom, California, with 248, 348 and 112 units planned, respectively. All three communities have an estimated completion date in the fourth quarter of 2000.

/3/ Consists of the gross costs of five communities, Pinnacle at Stone Creek in Paradise Valley, Arizona; Pinnacle Sonata in Bothell, Washington; Pinnacle at MacArthur Place in Santa Ana, California; Pinnacle Galleria in Roseville, California; and Pinnacle at Queen Creek in Chandler, Arizona with 226, 268, 253, 236 and 252 units planned, respectively. These five communities are under joint venture agreements and are presented on the financial statements net of $63,000,000 of draws on construction loans and one joint venture partner's capital contribution. Our net equity contribution upon completion is estimated to be $34,000,000.

/4/ Consists of Pinnacle at the Bluffs in Renton, Washington; Pinnacle at the Creek in Aurora, Colorado; Pinnacle at Otay Ranch I and II in Chula Vista, California; Pinnacle at Denver Tech Center, in Greenwood Village, Colorado, Pinnacle at Fullerton, in Fullerton, California; and Pinnacle at Talega, in Newport, California; with 180, 216, 204, 160, 420, 192, and 252 units planned, respectively. The development plans for these communities are under review and finalization, including obtaining final bids for construction costs, and the total proposed units may change.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

At September 30, 2000, cash totaled $882,000, down from $13,812,000 at December 31, 1999 due to the cash flows used by financing activities over the excess of cash flows generated by operating and investing activities, as follows:

     - Net cash flows generated by operating activities increased from $83,781,000 in the first nine months of 1999 to $92,368,000 in the first nine months of 2000, due to higher earnings from the addition of two real estate properties and the completion of five properties previously under lease up.

     - Net cash flows of $67,622,000 were generated by investing activities for the nine months ended September 30, 2000, due primarily to the sale of 19 communities for net proceeds of $255,730,000. Proceeds from the sale are offset primarily by increased funding of construction in progress, purchases of land under development and purchases of multifamily operating properties. Net cash flows used in investing activities were $45,584,000 for the nine months ended September 30, 1999.

     - Net cash flows used in financing activities increased from $37,010,000 for the nine months ended September 30, 1999 to $172,920,000 for the first nine months of 2000. The increase in cash used was primarily related to the net repayments in excess of borrowings on the lines of credit, mortgage loans, and unsecured senior notes.

Balances on our lines of credit totaled $208,500,000 at September 30, 2000, compared to $315,000,000 at December 31, 1999. Drawings on the lines of credit are available to pay dividends to shareholders and distributions to minority members, to fund capital improvements and operating expenses, and to fund property acquisitions and development. We typically reduce our outstanding balance on the lines of credit with available cash balances. Borrowings of up to $500,000,000 are available under our lines of credit, with $291,500,000 available at September 30, 2000. The lines of credit mature in August 2001 as to $400,000,000 and in December 2000 as to $100,000,000 and bear interest at the lower of LIBOR plus 0.70% as to $400,000,000 and LIBOR plus 0.95% as to $100,000,000, or a rate based on bids of the participating banks. Costs of the lines of credit are 0.15% and 0.30%, respectively, per annum on the total commitment amounts.

We had a total of $243,000,000 in unsecured indebtedness other than the line of credit at September 30, 2000, consisting of the following:

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

In addition, at September 30, 2000, we had mortgage indebtedness totaling $214,987,000 at interest rates ranging from 5.3% to 9.3%, with remaining terms ranging from less than one to 28 years.

For additional information regarding our lines of credit, unsecured senior notes payable and mortgage loans payable, including scheduled principal payments over the next five years, see Notes 5 and 6 to Notes to Consolidated Financial Statements contained in our 1999 Form 10-K. Certain of our indebtedness contain financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants during the quarter and nine months ended September 30, 2000.

During the nine months ended September 30, 2000, we purchased six land sites for development for a gross purchase price of approximately $48,271,000, including costs to prepare the land for development of $13,496,000. Further, we funded approximately $43,000,000 for direct investment construction in progress and advanced a net $25,000,000 for joint venture construction in progress during the nine months ended September 30, 2000. These acquisition and construction costs were funded by borrowings on the lines of credit and construction loans on communities under joint venture agreements. We continually evaluate our portfolio to determine whether acquisitions or dispositions may be appropriate to maximize the portfolio's performance.

Depending upon the availability and cost of external capital, we anticipate making additional investments in multi-family communities. New investments are funded from temporary borrowings under our lines of credit, internally generated cash and the proceeds derived from asset sales. Permanent financing for future investments, which replaces funds drawn under the lines of credit, is expected to be provided through a combination of private and public offerings of debt and equity securities, the assumption of secured debt, and proceeds derived from joint venture arrangements. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments.

As of September 30, 2000, we have an effective shelf registration on file with the Securities and Exchange Commission under which we may issue up to $640,000,000 of securities including debt, convertible debt, common and preferred stock. Depending upon market conditions, we may issue securities under such shelf registration to invest in additional multifamily communities and to repay borrowings under our lines of credit.

Spin-off and Distribution of VelocityHSI, Inc.

On August 15, 2000, we completed the VelocityHSI spin off. BRE shareholders of record as of August 7, 2000 received one share of VelocityHSI for every 5 shares of BRE owned. Immediately after the spin-off, we continued to hold 13% ownership in VelocityHSI.

At the time of the spin-off, our investment in VelocityHSI was approximately $10,029,000. We recorded 86.9% of this investment as an in-kind dividend distribution, representing the spin-off to shareholders, and the remainder remained on our balance sheet as our initial investment in VelocityHSI. After the spin-off, advances made by BRE to VelocityHSI will be reimbursed, including interest at 9%, repayable by September 30, 2001. Such advances are limited to $10,000,000 for general corporate purposes plus an amount necessary (expected to be $4 million) to install VelocityHSI services at all BRE communities.

DIVIDENDS AND DISTRIBUTIONS TO MINORITY MEMBERS

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. On February 24, 2000, we increased our annual dividend on our common shares from $1.56 per year to $1.70 per year. Total dividends paid to common shareholders for the nine months ended September 30, 2000 and 1999 were $57,261,000 and $52,118,000, respectively. In addition, we paid $3,426,000 and
$3,040,000 in dividends on our 8 1/2% Series A Cumulative Redeemable Preferred Stock in the nine months ended September 30, 2000 and 1999, respectively.

Total distributions to minority members of our consolidated subsidiaries were $3,989,000 and $4,202,000 for the nine months ended September 30, 2000 and 1999, respectively.


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference to Item 7A of our Form 10-K for the year ended December 31, 1999. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 1999.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

          As of September 30, 2000, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

ITEM 2.   Changes in Securities and Use of Proceeds
          During the three months ended September 30, 2000, an aggregate of 632,923 limited partnership units in BRE Property Investors LLC were exchanged for shares of our common stock. The exchange of limited partnership units for shares of our common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

ITEM 3.   Defaults upon Senior Securities
          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders
          None.

ITEM 5.   Other Information
          None.

ITEM 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:

          10.1  Purchase and Sale Agreement, dated July 10, 2000, by and among G
                & I III Residential One LLC, BRE Properties, Inc. and BRE
                Properties Investors LLC (incorporated by reference to Exhibit
                2.1 of the Registrant's Current Report on Form 8-K filed on
                September 8, 2000).
          10.2  Amendment No. 1 to Purchase and Sale Agreement, dated September
                6, 2000, by and among G & I III Residential One LLC, BRE
                Properties, Inc. and BRE Properties Investors LLC (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on September 28, 2000).
          10.3  Amendment No. 2 to Purchase and Sale Agreement, dated October
                24, 2000, by and among G&I III Residential One LLC, BRE
                Properties, Inc. and BRE Property Investors LLC.
          11    Statement Re Computations of Per Share Earnings
          27    Financial Data Schedule
          99.1  Other Exhibits -Ratio of Earnings to Fixed Charges
     (b)  Reports on Form 8-K:

          . The Registrant filed a Current Report on Form 8-K on September 8, 2000 in connection with the execution of the purchase and sale agreement for the sale of properties to G&I III Residential One LLC or its assignee.
          . The Registrant filed a Current Report on Form 8-K on September 28, 2000 in connection with the first closing of the sale of properties to G&I III Residential One LLC.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            BRE PROPERTIES, INC.
                                                                    (Registrant)



Dated:  November 10, 2000              /s/ Edward F. Lange, Jr.
        -----------------              -----------------------------------------
                                       Edward F. Lange, Jr.
                                       Executive Vice President,
                                       Chief Financial Officer and Secretary