Form 10-K405
period 2000-12-31
BRE PROPERTIES INC /MD/
filed 2001-03-12
CIK 1011174

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

  For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File Number: 0-5305

                               ----------------

                             BRE PROPERTIES, INC.
            (Exact name of registrant as specified in its charter)

            Maryland                                 94-1722214
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)              Identification Number)

                       44 Montgomery Street, 36th Floor
                     San Francisco, California 94104-4809
              (Address of principal executive offices) (Zip Code)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At February 28, 2001, the aggregate market value of the registrant's shares of Common Stock par value, $.01 per share, held by non-affiliates of the registrant was approximately $1,328,000,000. At that date 46,326,861 shares were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Annual Meeting of Shareholders of BRE Properties, Inc. to be filed within 120 days of December 31, 2000 are incorporated by reference in Part III of this report.

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

                             BRE PROPERTIES, INC.
                                    PART I

Item 1. BUSINESS

Corporate Profile

  We are a self-administered real estate investment trust or "REIT" focused on the development, acquisition and management of multifamily apartment communities in 10 targeted metropolitan markets of the Western United States. At December 31, 2000, our multifamily portfolio had real estate assets with a book value of approximately $1.7 billion, which included: 72 wholly or majority-owned completed multifamily communities, aggregating 20,195 units in California, Arizona, Washington, Utah, Oregon and Colorado; 21 communities in which we have a minority interest, comprised of 4,816 apartment units; and twelve apartment communities in various stages of construction and development totaling 2,839 units. We have been a publicly-traded company since our founding in 1970 and have paid 121 consecutive quarterly dividends to our shareholders since inception.

  Our principal operating objective is to maximize the economic returns of our apartment communities so as to provide our shareholders with the greatest possible total return and value. To achieve this objective, we pursue the following primary strategies and goals:

  . Accelerate growth from the operation of existing assets by achieving and maintaining high occupancy levels, dynamic pricing, and operating margin expansion through operating efficiencies and cost controls;

  . Deploy new and recycled capital to supply-constrained markets of the West through a selective development and acquisition program that is supported by a research-driven investment model;

  . Create a valuable customer experience that focuses on services that generate increased profitability from resident retention and referrals; and

  . Seek to maintain balance sheet strength and financial flexibility to provide continued access to attractively priced capital for intelligent growth opportunities.

  We believe we can best achieve our objectives by developing, acquiring and internally managing high-quality apartment communities in high-demand, supply-constrained locations near the business, transportation, employment and recreation centers essential to customers who value the convenience, service and flexibility of rental living. Recognizing that customers have many housing choices, BRE focuses on developing and acquiring apartment homes with customer-defined amenities and providing professional management services, delivered by well-trained associates. We have concentrated our investment and business focus in the Western United States because of certain characteristics of these markets, including propensity to rent, population growth and employment growth.

Events During 2000

  During 2000, we completed the development and lease-up of two directly owned communities totaling 460 units located in San Diego and Sacramento, California. We also purchased two multifamily communities located in the San Francisco Bay Area, one located in Southern California, and one located in the Denver suburb of Littleton, Colorado, totaling 1,332 units, and eight land sites for development of an estimated additional 1,666 units.

  As of December 31, 2000, we had committed to a total of six development joint ventures. Two of the joint venture communities were delivered from construction in progress in 2000. The delivered communities are located in Sacramento, California and Bothell, Washington, and BRE's net investment in these joint ventures totals approximately $27,500,000. The remaining four joint venture arrangements involve the construction of communities with 967 proposed units and an estimated total cost of $122,100,000, with BRE's contribution expected to total approximately $25,000,000 to $30,000,000. We are a minority partner in each of the six joint ventures and will receive additional operational cash flow or sales proceeds upon certain return thresholds from the properties.

  In September 2000, BRE and BRE Property Investors LLC, a majority owned and consolidated subsidiary, sold 19 communities (totaling 4,288 apartment units) pursuant to an agreement with G&I III Residential One LLC, an unrelated third party, for an aggregate sale price of $261,000,000. To facilitate the sale, we then invested approximately $11,288,000 of the net proceeds in a joint venture related to the buyer in which BRE has a 15% equity interest and DRA Growth and Income Fund III, LLC has an 85% interest. The communities are located in Albuquerque, Las Vegas, Phoenix, and Tucson. BRE recorded a loss on sale of approximately $34,957,000.

  In August 2000, we completed the spin-off of VelocityHSI, Inc. VelocityHSI was incorporated as a wholly owned subsidiary in April 2000 and was previously a segment within BRE. VelocityHSI provides high-speed Internet access to the multifamily apartment industry. On August 15, 2000, we distributed approximately 87% of our investment in VelocityHSI to BRE shareholders and retained the balance. Each BRE common shareholder of record as of August 7, 2000 received one share of VelocityHSI for every five common shares of BRE owned. After cash distributions in lieu of fractional shares, 9,066,383 shares of VelocityHSI common stock were distributed to BRE shareholders. We initially retained 1,363,678 shares, and additional shares were sold or given to VelocityHSI and BRE employees and limited partners of BRE Property Investors, LLC, in related transactions. In addition, BRE option holders received options to purchase VelocityHSI common shares on the same one for five ratio. Subsequent to the spin-off, our ownership in VelocityHSI has been reduced to approximately 9.9% and is recorded under the equity method of accounting, which requires BRE to recognize the losses of VelocityHSI against our interest in VelocityHSI. We have also advanced funds to VelocityHSI under two separate agreements, for a total of $7.6 million as of December 31, 2000. After the application of our equity in VelocityHSI's losses, our investment in and receivable from VelocityHSI was recorded at $3.2 million as of December 31, 2000.

  In December 2000, we renewed our line of credit through December 2003, increasing funds available to $450 million, with an option to upsize to $500 million, and maintaining an interest rate of 70 basis points over LIBOR.

Events During 1999

  During 1999, BRE completed the development and lease-up of six communities that were under development at December 31, 1998. We also purchased two other multifamily communities located in Los Angeles and San Diego, California totaling 628 units and four land sites for development of an estimated additional 1,132 units.

  As of December 31, 1999, BRE had committed to three joint ventures. These joint ventures involved the construction of three communities with 780 proposed units and an estimated total cost of $72,000,000, with BRE's expected contribution representing approximately $17,000,000. BRE is a minority partner in the joint ventures and will receive additional operational cash flow or sales proceeds upon certain return thresholds from the properties.

  In the first quarter of 1999, BRE issued a total of 2,150,000 shares of preferred stock for net proceeds of approximately $52,000,000.

Events During 1998

  During 1998, BRE completed the construction of eight communities that were under construction as of December 31, 1997. Seven of these were ready for occupancy as of December 31, 1998. We also purchased seven other multifamily communities located in Denver, Seattle, Portland, Los Angeles and San Diego, totaling 1,597 units, and five land sites for development of an estimated additional 1,215 units. Three multifamily communities and four commercial and retail properties were sold and the proceeds reinvested in multifamily communities.

  In February 1998, BRE issued $130 million in unsecured notes due 2013, at an effective yield of 7.3%, taking advantage of what it considered a favorable interest rate. In October 1998, our $300 million lines of credit were replaced with one $400 million line of credit and the maturity was extended by more than one year. Also, BRE issued a total of 2,119,515 shares of common stock for net proceeds of $56 million, further enhancing our financial flexibility.

Competition

  All of our communities are located in developed areas that include other multifamily communities. There are numerous other multifamily properties and real estate companies within these areas that compete with BRE for tenants and development and acquisition opportunities. Such competition could have a material effect on our ability to lease apartment homes at our communities or at any newly developed or acquired communities and on the rents charged. We may be competing with others that have greater resources than BRE. In addition, other forms of residential properties, including single-family housing, provide housing alternatives to potential residents of upscale apartment communities.

Structure, Tax Status and Investment Policy

  We are a real estate investment trust under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a result, we generally will not be subject to Federal income tax if we distribute 95% of our taxable income to our shareholders. REITs are subject to a number of complex organizational and operational requirements. If BRE fails to qualify as a REIT, its taxable income may be subject to income tax at regular corporate rates. See "Risk Factors--Tax Risks."

  Our long-range investment policy emphasizes the development, construction and acquisition of multifamily communities located in the Western United States. As circumstances warrant, certain properties may be sold and the proceeds reinvested into multifamily communities which management believes better align with our growth objectives. Among other items, this policy is intended to enable management to monitor developments in local real estate markets and to take an active role in managing our properties and improving their performance. The policy is subject to ongoing review by the Board of Directors and may be modified in the future to take into account changes in business or economic conditions, as circumstances warrant.

  Prior to 2001, a REIT could not own more than 10% of the outstanding voting securities of any one issuer. Recently, legislation was enacted that includes a provision limiting a REIT's ability to own more than 10% by vote or value of the securities (both debt and equity) of any one issuer. The legislation allows a REIT to own any percentage of the voting stock and value of a taxable REIT subsidiary, provided the REIT's taxable investment in all of its REIT subsidiaries does not represent more than 20% of the REIT's total assets and at least 75% of the REIT's total assets are real estate assets or other qualifying assets. Because BRE owns more than 10% of the value of the outstanding securities (taking into account both debt and equity securities) of BRE Alliance Services, Inc. and VelocityHSI, Inc., both of these entities are expected to make the required election to be taxable REIT subsidiaries prior to March 15, 2001. Additionally, the legislation includes a provision that prevents a taxable REIT subsidiary from deducting interest on debt funded directly or indirectly by a REIT if certain tests regarding the taxable REIT subsidiary's debt to equity ratio and interest expense are satisfied. The legislation also includes a provision that reduces the REIT distribution requirement from 95% to 90% of a REIT's taxable income. These provisions are generally effective for taxable years ending after December 31, 2000.

Employees

  As of December 31, 2000, we had approximately 700 employees. None of the employees is covered by collective bargaining agreements.

Investment Portfolio

  See Items 2 and 7 of this report for a description of our individual investments and certain developments during the year with respect to these investments. See Item 14(d), Schedule III (financial statement schedule), for additional information about our portfolio, including location, costs and encumbrances.

  Additionally, see Item 8 of this report for our consolidated financial statements.

Executive Officers of the Registrant

  The following persons were executive officers of BRE as of February 28, 2001:

                            Age at
                         February 28,
Name                         2001                               Position(s)
----                     ------------                           -----------
Frank C. McDowell.......      52      President, Chief Executive Officer and Director
LeRoy E. Carlson........      55      Executive Vice President, Chief Operating Officer and Director
Edward F. Lange, Jr.....      41      Executive Vice President, Chief Financial Officer and Secretary
Bradley P. Griggs.......      43      Executive Vice President, Chief Investment Officer
John H. Nunn............      42      Executive Vice President, Asset Management
Lauren L. Barr..........      39      Senior Vice President, Strategic Planning & Communications
Stephen E. Lefkovits....      34      Senior Vice President, Technology Initiatives

  Mr. McDowell was appointed to his current position in June 1995. Mr. Carlson and Mr. Nunn joined BRE in March 1996. Messrs. Lange, Griggs and Lefkovits joined the company in 2000 and Ms. Barr was appointed to her current position in July 1999. Set forth below is information regarding the business experience of each of the executive officers:

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

  Mr. Carlson served as Vice President and Chief Financial Officer of Real Estate Investment Trust of California or "RCT" from 1980 to 1996. Prior to joining RCT, Mr. Carlson was the Chief Financial Officer of the William Walters Company, a large asset management company based in Los Angeles, California. He is a licensed Certified Public Accountant in the State of California. Mr. Carlson holds a Bachelor's Degree from the University of Southern California.

  Mr. Lange served as Vice President and Chief Financial Officer at Health Care REIT, Inc. from 1996 to 2000. Prior to joining Health Care REIT, Mr. Lange was Senior Vice President of Finance of The Careplex Group Inc., and affiliated companies from 1992 to 1996. Mr. Lange holds a Master's Degree in Business Administration from the University of Connecticut and a Bachelor's Degree in urban planning from the University of Massachusetts.

  Mr. Griggs most recently served as a Senior Vice President of Development for Homestead Village, Inc., a subsidiary of Security Capital Group, Inc. from 1995 to 2000. Prior to joining Homestead, Mr. Griggs served as a senior real estate executive for The Fieldstone Company, Inc. and Ryland Homes, Inc. from 1987 to 1995. Mr. Griggs holds a Bachelor's Degree in Architecture from the California Polytechnic State University, in San Luis Obispo, California and is a registered California Architect.

  Mr. Nunn served as Vice President of Asset Management of RCT from 1990 to 1996. Prior to joining RCT, Mr. Nunn was Vice President of Asset Management and a property manager for the William Walters Company from 1986 to 1990. Mr. Nunn holds a Bachelor's Degree from California State University, Long Beach and is a Certified Property Manager.

  Ms. Barr served as a Vice President of the asset management group for the Company since 1990 and was promoted in 1999 to Senior Vice President, Strategic Planning & Communications. Ms. Barr holds a Bachelor's Degree in Economics from the University of San Francisco and is a Certified Property Manager. Ms. Barr is currently on a six-month leave of absence.

  Mr. Lefkovits served as National Multi Housing Council (NMHC) Vice President of Housing and Finance from 1997 to 2000. He has a Bachelor's Degree in Economics from Yale University and a Masters Degree in public administration from Princeton University.

  There is no family relationship among any of BRE's executive officers or Directors.

                                 RISK FACTORS

  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. References to "we" or "us" refer to BRE and "you" refers to BRE's shareholders.

Risks Due to Investment in Real Estate

 Decreased Yields from an Investment in Real Property Due to Factors Which May Cause a Decrease in Revenues or Values or an Increase in Operating Expenses

  Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend upon the amount of revenues generated and expenses incurred. If properties do not generate revenues sufficient to meet operating expenses, debt service and capital expenditures, our results of operations and ability to make distributions to you and to pay amounts due on our debt will be adversely affected. The performance of the economy in each of the areas in which the properties are located affects occupancy, market rental rates and expenses. These factors consequently can have an impact on the revenues from the properties and their underlying values. The financial results of major local employers may also have an impact on the revenues and value of certain properties.

  Other factors may further adversely affect revenues from and values of our properties. These factors include the general economic climate, local conditions in the areas in which properties are located such as an oversupply of apartment units or a reduction in the demand for apartment units, the attractiveness of the properties to residents, competition from other multifamily communities and our ability to provide adequate facilities maintenance, services and amenities. Our revenues would also be adversely affected if residents were unable to pay rent or we were unable to rent apartments on favorable terms. If we were unable to promptly relet or renew the leases for a significant number of apartment units, or if the rental rates upon such renewal or reletting were significantly lower than expected rates, then our funds from operations would, and our ability to make expected distributions to you and to pay amounts due on our debt may, be adversely affected. There is also a risk that as leases on the properties expire, residents will vacate or enter into new leases on terms that are less favorable to us. Operating costs, including real estate taxes, insurance and maintenance costs, and mortgage payments, if any, do not, in general, decline when circumstances cause a reduction in income from a property. We could sustain a loss as a result of foreclosure on the property, if a property is mortgaged to secure payment of indebtedness and we were unable to meet our mortgage payments. In addition, applicable laws, including tax laws, interest rate levels and the availability of financing also affect revenues from properties and real estate values.

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

 Illiquidity of Real Estate and Reinvestment Risk May Reduce Economic Returns to Investors

  Real estate investments are relatively illiquid and, therefore, tend to limit our ability to adjust our portfolio in response to changes in economic or other conditions. Additionally, the Internal Revenue Code places certain limits on the number of properties a REIT may sell without adverse tax consequences. To effect our current operating strategy, we have in the past raised, and will seek to continue to raise additional funds, both through outside financing and through the orderly disposition of assets which no longer meet our investment criteria. Depending upon interest rates, current development and acquisition opportunities and other factors, generally we will reinvest the proceeds in multifamily properties, although such funds may be employed in other uses. In the markets we have targeted for future acquisition of multifamily properties, there is considerable buying competition from other real estate companies, many of whom may have greater resources, experience or expertise than us. In many cases, this competition for acquisition properties has resulted in an increase in property prices and a decrease in property yields. Due to the relatively low capitalization rates currently prevailing in the pricing of potential acquisitions of multifamily properties which meet our investment criteria, no assurance can be given that the proceeds realized from the disposition of assets which no longer meet our investment criteria can be reinvested to produce economic returns comparable to those being realized from the properties disposed of, or that we will be able to acquire properties meeting our investment criteria. To the extent that we are unable to reinvest proceeds from the assets which no longer meet our investment criteria, or if properties acquired with such proceeds produce a lower rate of return than the properties disposed of, such results may have a material adverse effect on us. In addition, a delay in reinvestment of such proceeds may have a material adverse effect on us.

  We may seek to structure future dispositions as tax-free exchanges, where appropriate, utilizing the non-recognition provisions of Section 1031 of the Internal Revenue Code to defer income taxation on the disposition of the exchanged property. For an exchange of such properties to qualify for tax-free treatment under Section 1031 of the Internal Revenue Code, certain technical requirements must be met. Given the competition for properties meeting our investment criteria, it may be difficult for us to identify suitable properties within the foregoing time frames in order to meet the requirements of Section 1031. Even if we can structure a suitable tax-deferred exchange, as noted above, we cannot assure that we will reinvest the proceeds of any of these dispositions to produce economic returns comparable to those currently being realized from the properties which were disposed of.

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

 Potential Effect on Operations Due to Geographic Concentration of Properties and Economic Conditions; Dependence on Western United States Regions

  Our portfolio is located in the San Francisco Bay Area, Los Angeles/Orange County, San Diego, Sacramento, Seattle, Portland, Salt Lake City, the Denver area, Phoenix and Tucson. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other properties and alternative forms of housing. In that regard, certain of these areas have in the recent past experienced economic recessions and depressed conditions in the local real estate markets. To the extent general economic or social conditions in any of these areas deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to you and to pay amounts due on our debt could be materially adversely affected.

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

 Survey Exceptions to Certain Title Insurance Policies May Result in Incomplete Coverage in the Event of a Claim

  We did not obtain updated surveys when we acquired properties from Trammell Crow Residential-West because we believe that prior owners of the Trammell Crow Residential-West properties in the past obtained surveys of these properties. Because updated surveys of the Trammell Crow Residential-West properties acquired were not obtained, the title insurance policies obtained by us for those properties contain exceptions for matters that an updated survey might have disclosed. Such matters might include such things as boundary encroachments, unrecorded easements or similar matters, which would have been reflected on a survey. Moreover, because no updated surveys were prepared for these properties, there can be no assurance that the title insurance policies in fact cover the entirety of the real property, buildings, fixtures, and improvements which we believe they cover, any of which could have a material adverse effect on us.

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

 Restrictions on the Operations of the Operating Company

  Sixteen of our properties are held by BRE Property Investors LLC, which is referred to in this Annual Report on Form 10-K as the operating company. We are the sole managing member of the operating company and, as of December 31, 2000, held approximately a 78% equity interest in it. The remaining equity interests in the operating company are held by third parties as nonmanaging members.

  Under the terms of the limited liability company agreement governing the operations of the operating company, the operating company is required to maintain certain debt service coverage, debt-to-asset and other financial ratios intended to protect the members' rights to receive distributions. In addition, with respect to certain tax-exempt financing for certain completed properties, the operating company is restricted from repaying its debt or taking certain other specified action which could have adverse tax consequences for the members. Further, we, as the managing member, are restricted from taking certain other specified actions--either absolutely or without the consent of a majority in interest of the nonmanaging members (or of the nonmanaging members affected thereby)--including, but not limited to, any actions:

  . that would make it impossible to carry out the business of the operating company;

  . that would subject a nonmanaging member to liability as a managing member; or

  . that would cause the operating company to institute bankruptcy proceedings or permit an automatic judgment to be entered against it by a creditor.

  Any such requirement to maintain financial ratios and any such restrictions on the actions of the operating company and its managing member could have a material adverse affect on us and our ability to make distributions to you and to pay amounts due on our debt.

  Further, under the terms of the operating company's limited liability company agreement, the operating company must give notice to a majority in interest of the nonmanaging members in order to, (i) dispose of any of the properties held by the operating company in a taxable sale or exchange prior to respective dates which are specified in the operating company's limited liability company agreement for each of the properties, ranging from eight to ten years from November 18, 1997, or (ii) dissolve the operating company other than in certain limited circumstances specified in the operating company's limited liability company agreement, such as a sale of all or substantially all of our assets, or any merger, consolidation or other combination by us with or into another person, or reclassification, recapitalization or change of our outstanding equity interests. These restrictions on our ability to dispose of a significant portion of our properties and to dissolve the operating company, even when such a disposition or dissolution of the operating company would be in our best interest, could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt.

  The operating company also must distribute all available cash (as defined in the operating company's limited liability company agreement) on a quarterly basis: first, a priority distribution to members (other than us) until each member has received, cumulatively on a per operating company unit basis, distributions equal to the cumulative dividends declared with respect to one share of BRE common stock over the corresponding period (subject to adjustment from time to time as applicable to account for stock dividends, stock splits and similar transactions affecting BRE common stock); and second, the balance to us.

  If the operating company's available cash in any quarterly period is insufficient to permit distribution of the full amount of the priority distribution described above for that quarter, we are required to make a capital contribution to the operating company in an amount equal to the lesser of (i) the amount necessary to permit the full priority distribution or (ii) an amount equal to the sum of any capital expenditures made by the operating company plus the sum of any payments made by the operating company on account of any loans to or investments in, or any guarantees of the obligations of, BRE or our affiliates for that quarterly period.

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

 Potential Inability to Renew, Repay or Refinance Our Debt Financing

  We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that indebtedness on our properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness. If we were unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Such losses could have a material adverse effect on us and our ability to make distributions to you and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

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

 Restrictive Terms of Certain Indebtedness May Cause Acceleration of Debt
 Payments

  At December 31, 2000, we had outstanding borrowings of approximately $825 million. Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, total debt to capital, and maintaining our investment grade rating, among others. In the event that we fail to maintain an investment grade rating for our long-term unsecured debt or if an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt.

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

Ranking of Securities and Subordination of Claims

  A portion of our operations is conducted through our subsidiaries, including the operating company. Our cash flow and the consequent ability to make distributions and other payments on our equity securities and to service our debt, will be partially dependent upon the earnings of such subsidiaries and the distribution of those earnings to us, or upon loans or other payments of funds made by such subsidiaries to us. In addition, debt or other arrangements of our subsidiaries may impose restrictions that affect, among other things, our subsidiaries' ability to pay dividends or make other distributions or loans to us.

  Likewise, a portion of our consolidated assets are owned by our subsidiaries, effectively subordinating certain unsecured indebtedness of BRE to all existing and future liabilities, including indebtedness, trade payables, lease obligations and guarantees of our subsidiaries. The operating company has guaranteed amounts due under our $450 million bank credit facility with a syndicate of banks. Likewise, any other of our subsidiaries with assets or net income which, when multiplied by our effective percentage ownership interest in such subsidiary exceeds $30 million or 5% of our consolidated net income, respectively, is required to guarantee the repayment of borrowings under the credit facility. The operating company and other of our subsidiaries may also, from time to time, guarantee other of our indebtedness. Therefore, our rights and rights of our creditors, including the holders of other unsecured indebtedness, to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of such subsidiary's creditors, except to the extent that we may ourselves be a creditor with recognized claims against the subsidiary, in which case our claims would still be effectively subordinate to any security interests in or mortgages or other liens on the assets of such subsidiary and would be subordinate to any indebtedness of such subsidiary senior to that held by us.

Provisions Which Could Limit a Change in Control or Deter a Takeover

  In order to maintain our qualification as a REIT, not more than 50% in value of our outstanding capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities). In order to protect us against risk of losing our status as a REIT due to a concentration of ownership among our shareholders, our articles of incorporation provide, among other things, that if the Board of Directors determines, in good faith, that direct or indirect ownership of BRE common stock has or may become concentrated to an extent that would prevent us from qualifying as a REIT, the Board of Directors may prevent the transfer of BRE common stock or call for redemption (by lot or other means affecting one or more shareholders selected in the sole discretion of the Board of Directors) of a number of shares of BRE common stock sufficient in the opinion of the Board of Directors to maintain or bring the direct or indirect ownership of BRE common stock into conformity with the requirements for maintaining REIT status. These limitations may have the effect of precluding acquisition of control of us by a third-party without consent of the Board of Directors.

  In addition, certain other provisions contained in our articles of incorporation and bylaws may have the effect of discouraging a third-party from making an acquisition proposal for us and may thereby inhibit a change in control. For example, such provisions may deter tender offers for BRE common stock which offers may be attractive to the shareholders, or deter purchases of large blocks of BRE common stock, thereby limiting the opportunity for shareholders to receive a premium for their shares of BRE common stock over then-prevailing market prices.

Tax Risks

 Tax Liabilities as a Consequence of Failure to Qualify as a REIT

  Although management believes that we are organized and are operating so as to qualify as a REIT under the Internal Revenue Code, no assurance can be given that we have in fact operated or will be able to continue to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT in 2000, at least 95% of our taxable gross income in any year must be derived from qualifying sources and we must make distributions to shareholders aggregating annually at least 95% of our REIT taxable income (excluding net capital gains). Thus, to the extent revenues from non-qualifying sources such as income from third-party management represents more than 5% of our gross income in any taxable year, we will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions apply, and, even if those relief provisions apply, a tax would be imposed with respect to excess net income, any of which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt. Additionally, to the extent the operating company or certain other subsidiaries are determined to be taxable as a corporation, we would not qualify as a REIT, which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt. Finally, no assurance can be given that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

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

Multifamily Property Data

  Our multifamily properties represent 100% of our real estate portfolio and 97% of our total revenue.

               Multifamily Properties                  2000 1999 1998 1997 1996
               ----------------------                  ---- ---- ---- ---- ----
Percentage of total portfolio at cost, as of December
 31..................................................  100% 100% 100% 99%  87%
Percentage of total revenues, for the year ended
 December 31.........................................   97%  97%  97% 89%  77%

  From 1996 through 1999, multifamily revenues as a percentage of total revenues did not increase in proportion to the increase in the relative size of the multifamily portfolio at December 31 of the year indicated due to the timing of purchases of multifamily properties and the sales of commercial properties. No single multifamily property accounted for more than 10% of revenues in 2000.

  The following table discloses certain year-end operating data about our multifamily units.

                                                December 31,
                                   -------------------------------------------
                                    2000     1999     1998     1997     1996
                                   -------  -------  -------  -------  -------
Total available units.............  20,195   22,690   21,858   18,569   12,212
Occupancy percent(1)..............      96%      95%      94%      95%      96%
Average monthly rent per unit.....  $1,019     $893     $877     $817     $755
Total number of properties........      72       86       85       74       54

  This table summarizes data about our operating multifamily properties:

                             Percentage         Number of               Average
           Market            of NOI(2)  Units  Communities Occupancy(3) Rent(4)
           ------            ---------- ------ ----------- ------------ -------
San Francisco Bay Area......     29%     3,488      10          96%     $1,645
San Diego...................     16%     2,923      12          97%     $1,110
Los Angeles/Orange County...     12%     2,976      11          96%     $  915
Phoenix.....................     12%     2,694       7          95%     $  844
Seattle.....................     11%     2,316       9          97%     $  935
Sacramento..................      8%     1,896       9          97%     $  933
Salt Lake City..............      6%     1,517       5          96%     $  764
Denver......................      3%       984       3          95%     $  889
Portland....................      2%       780       3          96%     $  696
Tucson......................      1%       621       3          94%     $  520
                                ---     ------     ---         ---      ------
  Total/Weighted Average....    100%    20,195      72          96%     $1,019
                                ===     ======     ===         ===      ======

--------
(1) Portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. Apartment units are generally leased to residents for rental terms which do not exceed one year.

(2) Represents the aggregate net operating income of all properties in each market divided by the total net operating income of multifamily properties for the year ended December 31, 2000, and includes the results of two completed properties acquired during 2000 from the date of acquisition. Accordingly, these results do not reflect a full year of operations for properties acquired or completed in 2000 and six communities under lease-up.

(3) Represents physical occupancy at December 31, 2000. The total is a weighted average by units for all communities.

(4) Represents total gross potential rent divided by total units as of December 31, 2000. The total is a weighted average by units for all communities shown.

Properties Completed during 2000

  In 2000, we completed the development of Pinnacle at Carmel Creek in San Diego, California, adding 348 units, and Pinnacle at Overlook II in Folsom, California, adding 112 units, both of which are directly owned by BRE. We also completed Pinnacle at Blue Ravine in Folsom, California, adding 260 units, and Pinnacle Sonata in Bothell, Washington, adding 268 units. These two properties are held by joint ventures of which we own less than 50%. These assets are recorded as equity interests in investments in rental properties on the consolidated balance sheet.

Development Properties

  The following table provides data on our 12 multifamily properties that are currently under various stages of development and construction. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. No assurance can be given that these properties will be completed or, that they will be completed by the estimated dates, or for the estimated amount, or will contain the number of proposed units shown in the table below.

                                                                    Costs
                                                                   Incurred
                                                        Proposed  to Date--   Estimated Estimated Estimated
                                                         Number  December 31,  Cost to    Total   Completion
Property Name                           Location        of Units     2000     Complete    Cost     Date(5)
-------------                           --------        -------- ------------ --------- --------- ----------
                                                                    (Dollar amounts in millions)
Direct Investment
Pinnacle Bellecentre.....         Bellevue, WA             248      $ 40.3     $  0.3    $ 40.6    1Q/2001
Pinnacle at the Bluffs...         Renton, WA               180        12.5       14.2      26.7    4Q/2001
Pinnacle at Otay Ranch
 II......................         Chula Vista, CA          204         9.8       17.0      26.8    2Q/2002
Pinnacle at Denver Tech Center..  Greenwood Village, CO    420        11.3       32.6      43.9    4Q/2002
                                                         -----      ------     ------    ------
                                                         1,052      $ 73.9(6)  $ 64.1    $138.0
                                                         -----      ------     ------    ------
Equity interests in joint
 ventures(7)
Pinnacle at Queen Creek..         Chandler, AZ             252      $ 18.7     $  --     $ 18.7    1Q/2001
Pinnacle at MacArthur
 Place...................         Santa Ana, CA            253        31.3       24.7      56.0    4Q/2001
Pinnacle at Stone Creek..         Paradise Valley, AZ      226        19.4        3.7      23.1    3Q/2001
Pinnacle at Galleria.....         Roseville, CA            236        10.4       13.9      24.3    4Q/2001
                                                         -----      ------     ------    ------
                                                           967      $ 79.8(8)  $ 42.3    $122.1
                                                         -----      ------     ------    ------
Land under development(9)
Pinnacle at the Creek....         Aurora, CO               216      $  2.9     $ 16.6    $ 19.5    1Q/2002
Pinnacle at Otay Ranch
 I.......................         Chula Vista, CA          160         5.3       16.3      21.6    1Q/2002
Pinnacle at Fullerton....         Fullerton, CA            192         7.9       29.1      37.0    4Q/2002
Pinnacle at Talega.......         San Clemente, CA         252        14.0       28.2      42.2    4Q/2002
                                                         -----      ------     ------    ------
                                                           820      $ 30.1     $ 90.2    $120.3
                                                         -----      ------     ------    ------
                                  Total                  2,839      $183.8     $196.6    $380.4
                                                         =====      ======     ======    ======

--------
(5) Represents the date when BRE estimates a certificate of occupancy will be received for the entire community.

(6) Reflects all recorded and allocated costs incurred as of December 31, 2000, consisting of $57.9 million recorded on our balance sheet as "direct investments--construction in progress" and $16.0 million of costs for completed buildings located on the listed properties, reflected on our balance sheet as "direct investments--investments in rental properties."

(7) With respect to our aggregated joint ventures, we currently expect to maintain 35% to 40% leverage and contribute approximately 30% to 35% of the remaining equity. BRE anticipates that its equity will approximate $25,000,000 to $30,000,000 upon completion.

(8) Consists of $34.4 million recorded on our balance sheet as "equity interest in advances to real estate joint ventures--construction in progress," which is net of $45.4 million in construction loan balances.

(9) Land under development represents projects in various stages of pre-development, development, and initial construction for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are moved to construction in progress.

Insurance, Property Taxes and Income Tax Basis

  We carry comprehensive liability, fire, extended coverage and rental loss insurance on our properties with certain policy specifications, limits and deductibles. In addition, we currently carry flood and earthquake coverage with an annual aggregate limit of $250,000,000 (after policy deductibles ranging from 2%-5% of damages). Management believes the properties are adequately covered by such insurance.

  Property taxes on portfolio properties are assessed on asset values based on the valuation method and tax rate used by the respective jurisdictions; such rates ranged from approximately 1% to 2% of assessed values for 2000. The gross carrying value of our direct investments in rental properties was $1,646,486,000 as of December 31, 2000; at that date our assets had an underlying federal income tax basis approximately $228,000,000 lower, which reflects, among other factors, the carryover of basis on tax-deferred exchanges.

Headquarters

  We lease our corporate headquarters at 44 Montgomery Street, 36th Floor, San Francisco, California, 94104-4809, from OTR, an Ohio general partnership. The lease covers 15,142 rentable square feet at annual per square foot rents which began at $37.00 in 1999 and rise to $44.00 in the eighth year of the lease. The lease term ends on January 31, 2006. The Company also maintains regional offices in: Seattle, Washington; Sacramento, Irvine, and San Diego, California; Phoenix, Arizona; Denver, Colorado; and Salt Lake City, Utah.

Item 3. LEGAL PROCEEDINGS

  BRE is defending various claims and legal actions that arise from its normal course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions will have a material adverse effect on us.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  Our common stock is traded on the New York Stock Exchange under the symbol "BRE." As of February 28, 2001, there were approximately 6,170 recordholders of BRE's common stock and the last reported sales price on the NYSE was $29.05. The number of holders does not include shares held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder. As of February 28, 2001, there were approximately 32,000 beneficial holders of BRE's common stock.

  This table shows the high and low sales prices of the common stock reported on the NYSE Composite Tape and the dividends we paid for each common share.

                                            Years ended December 31,
                                 -----------------------------------------------
                                          2000                    1999
                                 ----------------------- -----------------------
                                  Stock Price             Stock Price
                                 ------------- Dividends ------------- Dividends
                                  High   Low     Paid     High   Low     Paid
                                 ------ ------ --------- ------ ------ ---------
   First Quarter................ $26.83 $21.27  $0.425   $24.75 $21.51  $0.390
   Second Quarter............... $29.83 $24.69  $0.425   $25.79 $21.64  $0.390
   Third Quarter................ $33.00 $28.11  $0.425   $25.61 $22.49  $0.390
   Fourth Quarter............... $33.63 $29.75  $0.425   $23.84 $20.05  $0.390

  On August 15, 2000, BRE also made a special non-cash, non-recurring dividend of one share of VelocityHSI, Inc. (OTCBB: VHSI) common stock for every five shares of BRE common stock owned as of August 7, 2000. The dividend had a value at the time of distribution of $0.24 per BRE common share.

  Since 1970, when BRE was founded, we have made regular and uninterrupted quarterly distributions to shareholders. The payment of distributions by BRE is at the discretion of the Board of Directors and depends on numerous factors, including the cash flow, financial condition, capital requirements, REIT provisions of the Internal Revenue Code and other factors.

Item 6. SELECTED FINANCIAL DATA

  The selected financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes. The results are affected by the transactions with G&I III Residential One LLC (DRA Advisors) in 2000, Trammell Crow Residential-West in 1997, the merger with Real Estate Investment Trust of California in 1996, and numerous acquisitions and dispositions as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations." As such, the consolidated financial statements and notes thereto included elsewhere in this report are not directly comparable to prior years.

                             2000        1999        1998        1997       1996
                          ----------  ----------  ----------  ----------  ---------
                              (Amounts in thousands, except per share data)
Operating Results
Revenues................  $  253,477  $  234,253  $  203,245  $  137,761  $ 101,651
                          ==========  ==========  ==========  ==========  =========
Net income available to
 common shareholders....  $   36,734  $   69,034  $   60,644  $   76,197  $  89,839
Plus:
 Net loss (gain) on
  sales of investments..      35,693         (54)      1,859     (27,824)   (52,825)
 Depreciation...........      37,425      35,524      27,763      17,938     13,283
 Provision for
  nonrecurring charge...         --        1,250       2,400         --         --
 Equity in losses of
  Internet business.....       8,765         --          --          --         --
 Joint venture
  adjustment............         197         --          --          --         --
 Minority interest in
  income convertible
  into common shares....       4,614       4,847       4,126         972        --
                          ----------  ----------  ----------  ----------  ---------
Funds from
 operations(10).........  $  123,428  $  110,601  $   96,792  $   67,283  $  50,297
                          ==========  ==========  ==========  ==========  =========
Net cash flows generated
 by operating
 activities.............  $  123,183  $  113,024  $   97,081  $   67,564  $  47,887
Net cash flows used in
 investing activities...  $ (105,321) $ (104,288) $ (290,297) $ (235,293) $(132,082)
Net cash flows from
 financing activities...  $  (31,412) $    3,019  $  191,057  $  171,761  $  68,322
Dividends to common and
 preferred shareholders
 and distributions to
 minority members.......  $   85,344  $   79,313  $   66,327  $   52,035  $  39,849
Weighted average number
 of shares outstanding..      45,181      44,540      42,940      35,750     30,520
Weighted average number
 of operating company
 units..................       2,739       3,100       2,840         290        --
Weighted average number
 of shares outstanding--
 assuming dilution......      48,270      47,760      46,110      36,610     30,790
Shares outstanding at
 end of period..........      45,895      44,680      44,220      41,740     32,880
Operating company units
 outstanding at end of
 period.................       2,287       3,050       2,990       2,820        --
Per share data
Income excluding gain
 (loss) on sales of
 investments............  $     1.60  $     1.55  $     1.45  $     1.35  $    1.21
Net gain (loss) on sales
 of investments.........       (0.79)        --        (0.04)       0.78       1.73
                          ----------  ----------  ----------  ----------  ---------
Net income..............  $     0.81  $     1.55  $     1.41  $     2.13  $    2.94
                          ==========  ==========  ==========  ==========  =========
Per share data--assuming
 dilution
Income excluding gain
 (loss) on sales of
 investments............  $     1.60  $     1.55  $     1.45  $     1.35  $    1.20
Net gain (loss) on sales
 of investments.........       (0.79)        --        (0.04)       0.76       1.72
                          ----------  ----------  ----------  ----------  ---------
Net income--assuming
 dilution...............  $     0.81  $     1.55  $     1.41  $     2.11  $    2.92
                          ==========  ==========  ==========  ==========  =========
Dividends paid to common
 shareholders...........  $     1.70  $     1.56  $     1.44  $     1.38  $    1.33
Balance sheet
 information and other
 data
Real estate portfolio,
 before depreciation....  $1,796,507  $1,779,958  $1,677,619  $1,346,923  $ 816,389
Total assets............  $1,718,129  $1,707,162  $1,628,526  $1,339,937  $ 782,479
Long-term debt..........  $  825,253  $  779,403  $  752,146  $  541,367  $ 311,985
Minority interest.......  $   69,712  $   87,640  $   87,432  $   76,066  $     --
Shareholders' equity....  $  801,116  $  822,907  $  762,614  $  705,534  $ 462,879

-------
(10) Management considers Funds from Operations to be an appropriate supplemental measure of the performance of an equity REIT because it is predicated on cash flow analyses that facilitate an understanding of the operating performance of BRE's properties without giving effect to noncash items such as depreciation. FFO is defined by the National Association of Real Estate Investment Trusts as net income or loss (computed in accordance with generally accepted accounting principles) excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and, therefore, should not be considered a substitute for net income as a measure of results of operations or for cash flows from operations as a measure of liquidity. Additionally, the application and calculation of FFO by other REITs may vary materially from our calculations, and therefore our FFO and the FFO of other REITs may not be directly comparable. On October 27, 1999, NAREIT revised its definition for periods after January 1, 2000. Consequently, FFO calculations for periods ending subsequent to January 1, 2000 may not be comparable to calculations for periods ended prior to that date.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  BRE Properties, Inc., is a self-administered equity real estate investment trust or "REIT" focused on the development, acquisition and management of multifamily apartment communities in 10 metropolitan markets of the Western United States. At December 31, 2000, our portfolio had real estate assets with a book value of approximately $1.7 billion that included 72 wholly or majority-owned apartment communities, aggregating 20,195 units; 21 multifamily communities owned in partnerships, comprised of 4,816 apartment units; and 12 apartment communities in various stages of construction and development totaling 2,839 units.

  In 2000, BRE acquired four apartment communities. In Northern California, we acquired Pinnacle City Centre, an 192-unit community located in Hayward, for approximately $28 million and Sun Pointe Village, a 336-unit community in Fremont, for approximately $64 million. In Southern California, we acquired Pinnacle at Cortesia, a 308-unit community located in Rancho Santa Margarita, for approximately $38 million. In Colorado, we acquired Pinnacle Mountain Gate, a 496-unit community located in the Denver suburb of Littleton, for approximately $42 million.

  Also in 2000, we acquired and started development on eight land sites with a proposed 1,666 units. Advances to fund our land purchases, development and construction activities during 2000 totaled $186.5 million.

  BRE also completed two directly owned development communities: Pinnacle at Carmel Creek, located in San Diego, California; and Overlook at Blue Ravine II, located in the Sacramento suburb of Folsom, California. These communities added 460 apartment units to the BRE portfolio, for a total investment of $60.5 million. We also completed two joint venture development communities, Pinnacle at Blue Ravine, a 260-unit community located in Folsom, California, and Pinnacle Sonata, a 268-unit community located in the Seattle suburb of Bothell, Washington. These communities were developed with total costs of approximately $30.0 and $49.0 million, respectively. Under the terms of the joint venture agreements, BRE retained investments of approximately $9.3 and $18.2 million, respectively.

Liquidity and Capital Resources

  At December 31, 2000, BRE's net real estate investments totaled approximately $1,672,000,000, which included 72 operating multifamily apartment communities and 12 apartment communities under development. Depending upon the availability and cost of external capital, BRE anticipates making additional investments in multifamily apartment communities. New investments are funded from temporary borrowings under our revolving line of credit, internally generated cash and the proceeds derived from asset sales. Permanent financing for future investments, which replaces funds drawn under the revolving line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities, and the assumption of secured debt. BRE believes its liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments.

  During 2000, BRE sold 19 communities in a portfolio sale for net proceeds of approximately $256,000,000 and received proceeds from a secured mortgage loan of $35,000,000.

  In December 2000, we amended and restated our unsecured line of credit, which was scheduled to mature in August 2001. The new unsecured credit facility matures in December 2003 and expands the credit capacity to $450,000,000, with an option to upsize the facility to $500,000,0000. The new credit facility funded on January 12, 2001. Borrowings under the line of credit bear interest at LIBOR plus 0.70% plus a fee of 0.20% payable on the unused portion of the credit facility.

  Borrowings under our line of credit totaled $368,000,000 at December 31, 2000, compared to $315,000,000 at December 31, 1999. Drawings on the line of credit are available to fund our investment activities and general corporate purposes. BRE typically reduces its outstanding balance on the line of credit with available cash balances.

  BRE had a total of $243,000,000 in unsecured indebtedness other than the line of credit at December 31, 2000, consisting of the following: (i) $63,000,000 of unsecured senior notes with an interest rate of 7.44% per annum on $45,000,000 and 7.88% per annum on $18,000,000, to be repaid through scheduled principal payments annually from 2000 to 2005; (ii) $50,000,000 principal amount of unsecured senior notes due 2007, with an effective interest rate of approximately 7.8%; and (iii) $130,000,000 principal amount of unsecured notes due 2013, with an effective interest rate of 7.3%. In addition, at December 31, 2000, BRE had mortgage indebtedness totaling $214,253,000 at interest rates ranging from 5.7% to 8.4%, with remaining terms of from less than one to 28 years.

  Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. BRE was in compliance with all such financial covenants during the year ended December 31, 2000.

  As of December 31, 2000, BRE had total outstanding debt balances of $825,000,000 and total outstanding shareholders' equity and minority interest of $871,000,000, representing a debt to total book capitalization ratio of approximately 49%.

  BRE anticipates that it will continue to require outside sources of financing to meet its long-term liquidity needs beyond 2000, such as scheduled debt repayments, construction funding and property acquisitions. At December 31, 2000, BRE had an estimated cost of $196,600,000 to complete existing direct investment and joint venture construction in progress and land under development, with funding estimated from 2001 through 2002. A portion of the land under development may be contributed to joint ventures, which may significantly lower BRE's required funding. Scheduled debt repayments through December 31, 2001 total approximately $12,900,000.

  As of December 31, 2000, BRE has an effective shelf registration on file with the Securities and Exchange Commission under which we may issue up to $640,000,000 of securities including debt, convertible debt, common and preferred stock. Depending upon market conditions, we may issue securities under such shelf registration to invest in additional multifamily communities and to repay borrowings under our line of credit. On January 12, 2001, we issued $250,000,000 of 10-year senior unsecured notes under this shelf, at a 7.45% coupon. The net proceeds from the sale of notes were used to repay a portion of the borrowings under our existing credit facility. As of February 28, 2001, outstanding borrowings under our credit facility totaled $115,000,000.

  BRE continues to consider other sources of possible funding, including further joint ventures and additional secured construction debt. BRE owns unencumbered real estate assets that could be sold, contributed to joint ventures or used as collateral for financing purposes (subject to certain lender restrictions) and has encumbered assets with significant equity that could be further encumbered should other sources of capital not be available.

RESULTS OF OPERATIONS
Comparison of the Years Ended December 31, 2000, 1999 and 1998

General

  The results of operations for the three years ended December 31, 2000 were significantly affected by acquisitions and completions of apartment communities and the repositioning of BRE's portfolio through the sale of all of our commercial and retail properties and our underperforming apartment communities. The 2000 results include the completion of two development properties and a full year of stabilized operations for one property completed in 1999 and two properties acquired in 1999, partially offset by the sale of 19 apartment communities at the end of the third quarter of 2000. We retained a 15% interest in these 19 communities by entering into a joint venture with the buyer. The 1999 results include completion and lease-up of eight properties acquired as development projects in 1997 and seven communities acquired in 1998 with a first full year of stabilized operations in 1999.

  At December 31, 2000, BRE's portfolio of apartment communities consisted of the following: (i) 17,775 units in 64 communities that were completed and stabilized for all of 2000 and 1999 ("same-store" communities); (ii) 628 units in two communities that were acquired or stabilized in 1999 and held for all of 2000; and (iii) 1,792 units in four communities that were acquired and two communities developed in 2000.

Revenues

  Total revenues were $253,477,000 in 2000, $234,253,000 in 1999 and
$203,245,000 in 1998. Revenues increased in 2000 primarily from increases in average monthly rents and the completion and lease-up of apartment communities and acquisitions of stabilized properties in 1999, which were held for all of 2000. The increase was partially offset by the sale of 19 apartment communities at the end of the third quarter 2000. Revenues increased in 1999 primarily from the completion and lease-up of apartment communities and acquisitions of stabilized properties in 1998, which were held for all of 1999. A summary of revenues for the years ended December 31, 2000, 1999 and 1998 follows:

                                      % of Total              % of Total              % of Total
                          2000 Total   Revenues   1999 Total   Revenues   1998 Total   Revenues
                         ------------ ---------- ------------ ---------- ------------ ----------
Rental income........... $235,723,000     93%    $218,057,000     93%    $190,806,000     94%
Other income............   17,754,000      7       16,196,000      7       12,439,000      6%
                         ------------    ---     ------------    ---     ------------    ---
  Total revenue......... $253,477,000    100%    $234,253,000    100%    $203,245,000    100%
                         ============    ===     ============    ===     ============    ===

                                                                  % Change
                                                               from Prior Year
                                                              -------------------
                                                              2000   1999   1998
                                                              -----  -----  -----
Multifamily rental...........................................    8%    14%    48%
Other income.................................................   10%    30%    37%
Total revenue................................................    8%    15%    48%

  On a same-store basis, rental revenues increased 7% due to average rent per unit increasing approximately 8% and slightly higher occupancy in 2000. On a same-store basis in 1999, rental revenues increased 4% due to average rent per unit increasing approximately 3%. Occupancy for each of the three years ended December 31, 2000 follows:

                                                                  2000  1999  1998
                                                                  ----  ----  ----
Portfolio occupancy rates as of December 31......................  96%   95%   94%
Number of properties.............................................  72    86    85

  Portfolio occupancy is calculated by dividing the total occupied units by the total units in stabilized communities in the portfolio at the end of the period.

  The following table summarizes the multifamily acquisitions, development properties completed, and dispositions for the years ended December 31, 2000, 1999 and 1998 (dollar amounts are gross acquisition costs in the case of acquisitions, total delivered cost in the case of completed development communities and gross sales prices in the case of property dispositions):

                                2000              1999               1998
                         ------------------ ----------------- ------------------
                           #        $         #        $        #        $
                         ----- ------------ ----- ----------- ----- ------------
Multifamily
  Property
   acquisitions.........    4  $171,700,000    2  $57,900,000    7  $162,700,000
  Development properties
   completed............    2    60,500,000    1   29,965,000    7   183,088,000
  Property
   dispositions.........   19   261,000,000    1    7,000,000    3    19,200,000

 Other income

  Other income (which consists primarily of recurring nonrental income derived from apartment communities and includes, among other items, income from joint ventures, partnerships, interest, third-party property management and development fees) was $17,754,000, $16,196,000 and $12,439,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in 2000 over 1999 was primarily due to other income from joint venture and partnership investments and other income from same-store communities. The increase in 1999 over 1998 was due to other income from same-store communities, communities acquired in 1998 and held for all of 1999, and development fees from joint ventures to the extent of third-party interests.

Expenses

 Real estate expenses

  Real estate expenses for multifamily rental properties (which include maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) increased by $1,855,000 (3%) in the year ended December 31, 2000, as compared to the prior year. The increase was only 3% despite the acquisitions and delivered communities due to cost containment efforts and the disposition of 19 properties in the third quarter of 2000. Real estate expenses increased by $5,093,000 (9%) in the year ended December 31, 1999 as compared to 1998. The 1999 increase was due largely to the completion and lease-up of six communities previously under development as real estate expenses at same-store communities remained relatively unchanged. Multifamily real estate expenses as a percentage of multifamily rental income decreased from 34.0% in 1998 to 32.4% in 1999 and to 30.7% in 2000. Although not measurable with precision, management believes that this continued decrease results in part from economies of scale derived from increased concentration of assets in BRE's markets.

 Provision for depreciation

  The provision for depreciation increased by $1,901,000 for the year ended December 31, 2000 as compared to 1999, and increased $7,761,000 for the year ended December 31, 1999 as compared to 1998. The increases in 2000 and 1999 resulted from additional depreciation on property acquisitions and depreciation on development properties completed. Further, during 1999 and 1998, dispositions of commercial and retail properties generally resulted in a higher depreciable base (and related depreciation expense) as the original cost basis plus the realized gain was reinvested.

 Interest expense

  Interest expense for the years ended December 31, 2000, 1999 and 1998 follows:

                                          2000         1999          1998
                                      ------------  -----------  ------------
   Interest on line of credit........ $ 25,370,000  $15,016,000  $ 12,550,000
   Interest on unsecured senior
    notes............................   20,885,000   19,018,000    17,672,000
   Interest on mortgage loans
    payable..........................   15,207,000   17,146,000    17,982,000
   Capitalized interest..............  (16,434,000)  (9,485,000)  (12,606,000)
                                      ------------  -----------  ------------
     Total interest expense.......... $ 45,028,000  $41,695,000  $ 35,598,000
                                      ============  ===========  ============

  Year-end debt balances at December 31, 2000, 1999 and 1998 follow:

                                     December 31,  December 31,  December 31,
                                         2000          1999          1998
                                     ------------  ------------  ------------
   Unsecured line of credit......... $368,000,000  $315,000,000  $264,000,000
   Unsecured senior notes...........  243,000,000   253,000,000   253,000,000
   Mortgage loans payable...........  214,253,000   211,403,000   235,146,000
                                     ------------  ------------  ------------
     Total debt..................... $825,253,000  $779,403,000  $752,146,000
                                     ============  ============  ============
   Weighted average interest rate
    for all debt at end of period...          7.4%          7.1%          7.0%
                                     ============  ============  ============

  Interest expense increased $3,333,000 to $45,028,000 in 2000 due to higher average balances under our line of credit as a means of short-term financing for our development and acquisitions, combined with higher variable interest rates in the early quarters of 2000. Capitalized interest was $16,434,000 in 2000, up from $9,485,000 in 1999 due to the higher volume of construction and development activity ongoing throughout 2000. In 1999, several projects were completed, resulting in less capitalized interest taken during the year. Interest expense increased $6,097,000 to $41,695,000 in 1999 over 1998 due to eight properties previously under development and lease-up. The cost of development increased borrowings under the line of credit and related interest expense, and lowered capitalization of interest upon completion. These increases were offset in part by the pay-down of the line of credit from the proceeds of the January 1999 issuance of $53,750,000 in Series A Preferred Stock.

 General and administrative expenses

  General and administrative expenses for the three years ended December 31, 2000 were as follows:

                                               2000        1999        1998
                                            ----------  ----------  ----------
   General and administrative expenses..... $7,807,000  $6,706,000  $6,133,000
   As a percentage of total revenues.......        3.1%        2.9%        3.0%

  General and administrative expenses as a percentage of total revenues increased by 0.2% in 2000 as compared to 1999 due to rising payroll costs. In 1999 as compared to 1998, general and administrative expenses decreased by 0.1% due to continued efficiencies in administrating a larger portfolio and a restructuring of corporate personnel in the first quarter of 1999.

  Office rent totaling $821,000, $792,000 and $568,000 for each of the three years ended December 31, 2000 is included in general and administrative expenses.

 Equity in losses of Internet business

  Equity in losses of Internet business totaled $8,765,000 during 2000 and represents the net losses of VelocityHSI, Inc., our non real-estate segment which was spun off on August 15, 2000. We recorded a loss from VelocityHSI, Inc., totaling $3,075,000 prior to the spin-off. Subsequent to the spin-off, we have recorded

$5,690,000 in additional losses as our investment in VelocityHSI is recorded under the equity method of accounting, with losses being recorded on a 90-day lag basis. We are required to record 100% of VelocityHSI's losses up to our level of investment in and advances to VelocityHSI, until it secures an independent source of financing.

 Provision for nonrecurring charge

  In the first quarter of 1999, BRE recorded a restructuring charge of $1,250,000 related to reductions in corporate personnel. In the third quarter of 1998, BRE recorded a provision for litigation loss of $2,400,000 in connection with a jury award and related legal expenses. Both of these charges were concluded in 1999 with no further charge to expense. There were no such charges in 2000.

 Net gain (loss) on sales of investments in rental properties

  On September 13, 2000, BRE and BRE Property Investors LLC sold 19 communities (totaling 4,288 apartment units) pursuant to an agreement with G&I III Residential One LLC, an unrelated third party, for an aggregate sale price of $261,000,000. BRE then invested approximately $11,288,000 of the net proceeds in a joint venture related to the buyer, in which BRE has a 15% equity interest. BRE recorded a loss on sale of approximately $35,000,000. The communities are located in Albuquerque, New Mexico, Las Vegas, Nevada, and Phoenix and Tucson, Arizona. Additionally, BRE sold its last commercial property and a land parcel for a combined net loss of approximately $700,000.

  The net gain on sales of investments in rental properties in 1999 was $54,000, primarily from the sale of the Los Senderos community. In 1998, the net loss on sales of investments in rental properties was $1,859,000, primarily from the sale of the Park Glenn apartment community and three commercial and retail properties: Hawthorne Del Amo, Valencia Medical Center and Vista Village Shopping Center, for a total gross sale price of approximately $17,300,000. Certain of these sales were structured as tax-deferred exchanges, with the proceeds applied toward new investments in apartment communities. As of December 31, 2000, the Company had gains on sales totaling approximately $228,000,000 that have been deferred for federal and state income tax purposes since the Company's organization in 1970.

 Minority interest in income

  Minority interest in income was $5,132,000 for the year ended December 31, 2000 due to the earnings attributable to the minority members of the Company's consolidated subsidiaries, down from $5,447,000 for the year ended December 31, 1999. The decrease was due to a lower distribution paid to BRE Property Investors LLC operating company unit holders as members of the limited liability company exchanged their operating company units for shares of BRE common stock in 2000. The increase from 1998 to 1999 of $1,223,000 was primarily due to the issuance of additional interests in income pursuant to the attainment of development goals in the transaction with Trammell Crow Residential-West and a full year of operations from another consolidated subsidiary formed in 1999.

 Dividends attributable to preferred stock

  Dividend payments associated with BRE's outstanding preferred stock for the year ended December 31, 2000, totaled $4,569,000 as compared with $4,182,000 for the year ended December 31, 1999 as the preferred stock was issued in the first quarter of 1999. There were no such dividend payments in 1998.

 Net income available to common shareholders

  As a result of the various factors mentioned above, net income available to common shareholders for the year ended December 31, 2000 was $36,734,000, or $0.81 per share, as compared with $69,034,000, or $1.55 per share, for the year ended December 31, 1999 and $60,644,000, or $1.41 per share, for the year ended December 31, 1998.

Impact of Inflation

  More than 97% of BRE's total revenues for 2000 were derived from apartment properties. Due to the short-term nature of most apartment leases (typically one year or less), we may seek to adjust rents to mitigate the impact of inflation upon renewal of existing leases or commencement of new leases, although there can be no assurance that BRE will be able to adjust rents in response to inflation. In addition, occupancy rates may also fluctuate due to short-term leases that permit apartment residents to leave at the end of each lease term at minimal cost to the resident.

Dividends and Distributions to Minority Members

  A cash dividend has been paid to common shareholders each quarter since BRE's inception in 1970. Cash dividends per common share were $1.70 in 2000, $1.56 in 1999 and $1.44 in 1998. Total cash dividends paid to common shareholders for the three years ended December 31, 2000, 1999 and 1998 were $76,607,000, $69,544,000 and $62,138,000, respectively. Distributions to minority members were $4,167,000 in 2000, $5,587,000 in 1999 and $4,189,000 in
1998. In 2000 and 1999, respectively, $4,569,000 and $4,182,000 in dividends were paid to preferred shareholders.

  On August 15, 2000, BRE also made a special noncash, nonrecurring dividend of one share of VelocityHSI, Inc., (OTCBB: VHSI) common stock for every five shares of BRE common stock owned as of August 7, 2000. The dividend had a value at the time of distribution of $0.24 per BRE common share.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Market risks relating to BRE's operations result primarily from changes in short-term LIBOR interest rates. BRE does not have any direct foreign exchange or other significant market risk.

  BRE's exposure to market risk for changes in interest rates relates primarily to our unsecured line of credit. We generally enter into fixed and variable rate debt obligations to support general corporate purposes, including acquisitions, capital expenditures and working capital needs. BRE continuously evaluates its level of variable rate debt with respect to total debt and other factors, including its assessment of the current and future economic environment. BRE did not have any derivative financial instruments at December 31, 2000, but had in previous years. In 1998 and 1999, we closed out treasury rate lock agreements in conjunction with the issuance of $50 million unsecured senior notes due 2007, issued in June 1998, and $130 million unsecured senior notes due 2013, issued in February 1999. The purpose of these treasury rate lock agreements was to hedge the impact of future fluctuations in variable interest rates on these debt issuances.

  The fair values of BRE's financial instruments (including such items in the financial statement captions as cash, other assets, and unsecured line of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of BRE's mortgage loans payable and unsecured senior notes approximates their carrying value at December 31, 2000.

  BRE had $400,530,000 and $347,530,000 in variable rate debt outstanding at December 31, 2000 and 1999, respectively. A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $3,000,000 and $2,200,000, respectively, on our earnings and cash flows based on these year-end debt levels. BRE cannot predict the effect of adverse changes in interest rates on its variable rate debt and, therefore, its exposure to market risk, nor can there be any assurance that fixed rate, long-term debt will be available to BRE at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Item 14. Such Financial Statements and Schedules are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) Executive Officers. See "Executive Officers of the Registrant" in Part I of this report.

  (b) Directors. The information required by this Item is incorporated herein by reference to our Proxy Statement, relating to our 2000 Annual Meeting of Shareholders, under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Securities and Exchange Commission within 120 days of December 31, 2000. A summary of the directors and their principal business for the last five years follows:

  John McMahan       Chairman of the Board of BRE. Has served as a director of
                     BRE since 1993. Managing Principal, The McMahan Group, real estate strategic management consultants, since 1996.
                     Executive Director, The Center for Real Estate Enterprise
                     Management, since 2000. President, John McMahan
                     Associates, Inc., a management consulting firm, and McMahan Real Estate Securities, Inc., a real estate investment firm, 1994 to 1996. President and Chief
                     Executive Officer, Mellon/McMahan Real Estate Advisors,
                     Inc., a real estate advisory firm, 1990 to 1994.

  William E. Borsari Has served as a director of BRE or its predecessor since
                     1992. Self-employed, private investor. Former Chairman or President, The Walters Management Company, a real estate asset management company, for more than five years.

  LeRoy E. Carlson   Appointed a director and Chief Operating Officer of BRE
                     in 2000. Executive Vice President and Chief Financial
                     Officer of BRE from 1996-2000, and Chief Financial
                     Officer of Real Estate Investment Trust of California, from 1980 to 1996.

  Robert A. Fiddaman Has served as a director of BRE since 1998. Self-
                     employed, private investor. Former board chairman of SSR Realty Advisors, a real estate investment and management firm, from 1996 to 1998. President and Chief Executive Officer of Metric Realty from 1993 to 1996.

  L. Michael Foley   Has served as a director of BRE since 1994. Principal, L.
                     Michael Foley and Associates, real estate and corporate consulting, since 1996. Director and Executive Committee
                     Member, Western Property Trust, 1999-2000. Senior Vice
                     President and Chief Financial Officer, Coldwell Banker
                     Corporation, 1995-1996. Chairman and Chief Executive
                     Officer, Sears Savings Bank, 1989-93. Senior Executive
                     Vice President, Coldwell Banker Real Estate Group, Inc.,
                     1986-93. Executive Vice President, Homart Development
                     Co., 1983-1993.

  Roger P. Kuppinger Has served as a director of BRE or its predecessor since
                     1995. President, The Kuppinger Company, a private financial advisor to public and private companies, since February 1994. Director, Realty Income Corporation. Senior Vice President and Managing Director, Sutro & Co., Inc., an investment banking company, from 1969 to February 1994.

  Edward E. Mace     Has served as a director of BRE since 1998. Vice Chairman
                     of Fairmont Hotels & Resorts--U.S./Mexico division since
                     2000. President and Chief Executive Officer of Fairmont
                     Hotels 1996-2000. Midwest regional director for management consulting for the Real Estate Industry Group of KPMG Peat Marwick from 1994 to 1996. President and managing partner for Lincoln Property Company of Europe from 1990 to 1994.

  Frank C. McDowell  Has served as a director of BRE and President and Chief
                     Executive Officer of BRE since June 1995. Chief Executive Officer and Chairman of Cardinal Realty Services, Inc., 1992-95.

  Gregory M. Simon   Has served as a director of BRE or its predecessor since
                     1991. Self employed as a private investor, since 1991.
                     Senior Vice President, H.F. Ahmanson & Co. and Home
                     Savings of America, from 1983 to 1991. Officer and
                     Director, Golden Orange Broadcasting, a privately held corporation.

  Arthur G. von Thaden
                     Has served as a director of BRE since 1981. President and Chief Executive Officer of BRE from 1987 to June 1995. Chief Executive Officer, BankAmerica Realty Services, Inc., a real estate investment advisory firm, from 1970 to 1987.

Item 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated herein by reference to our Proxy Statement, relating to our 2000 Annual Meeting of Shareholders, under the headings "Executive Compensation and Other Information" and "Board and Committee Meetings; Compensation of Directors," to be filed with the Securities and Exchange Commission within 120 days of December 31, 2000.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

  The information required by this Item is incorporated herein by reference to our Proxy Statement, relating to our 2000 Annual Meeting of Shareholders, under the heading "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission within 120 days of December 31, 2000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2000 Annual Meeting of Shareholders, under the headings "Stock Loans" to be filed with the Securities and Exchange Commission within 120 days of December 31, 2000.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements

    1. Financial Statements:

            Report of Independent Auditors

            Consolidated Balance Sheets at December 31, 2000 and 1999

            Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

            Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

            Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

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

Dated March 12, 2001                      Bre Properties, Inc.

                                                 /s/ Frank C. McDowell
                                          By: _________________________________
                                                     Frank C. McDowell
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

     /s/ Frank C. McDowell           President and Director        March 12, 2001
____________________________________  (Principal Executive
         Frank C. McDowell            Officer)

      /s/ LeRoy E. Carlson           Executive Vice President      March 12, 2001
____________________________________  and Director
          LeRoy E. Carlson

    /s/ Edward F. Lange, Jr.         Executive Vice President      March 12, 2001
____________________________________  (Principal Financial and
        Edward F. Lange, Jr.          Accounting Officer

        /s/ John McMahan             Chairman and Director         March 12, 2001
____________________________________
            John McMahan

     /s/ William E. Borsari          Director                      March 12, 2001
____________________________________
         William E. Borsari

     /s/ Robert A. Fiddaman          Director                      March 12, 2001
____________________________________
         Robert A. Fiddaman
      /s/ L. Michael Foley           Director                      March 12, 2001
____________________________________
          L. Michael Foley

     /s/ Roger P. Kuppinger          Director                      March 12, 2001
____________________________________
         Roger P. Kuppinger

       /s/ Edward E. Mace            Director                      March 12, 2001
____________________________________
           Edward E. Mace
      /s/ Gregory M. Simon           Director                      March 12, 2001
____________________________________
          Gregory M. Simon

    /s/ Arthur G. von Thaden         Director                      March 12, 2001
____________________________________
        Arthur G. von Thaden


                        REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Directors of
BRE Properties, Inc.

  We have audited the accompanying consolidated balance sheets of BRE Properties, Inc., and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the related financial schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRE Properties, Inc., and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

San Francisco, California
January 30, 2001

                              BRE PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands, except per share data)

                                                            December 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
                        ASSETS
                        ------

Real estate portfolio
Direct investments in real estate:
  Investments in rental properties..................... $1,646,486  $1,691,762
  Construction in progress.............................     57,961      46,575
  Less: Accumulated depreciation.......................   (124,618)   (109,623)
                                                        ----------  ----------
                                                         1,579,829   1,628,714
                                                        ----------  ----------
Equity interests in and advances to real estate joint
 ventures:
  Investments in rental properties.....................     27,477         --
  Construction in progress.............................     34,439      15,083
                                                        ----------  ----------
                                                            61,916      15,083
                                                        ----------  ----------
Land under development.................................     30,144      26,538
                                                        ----------  ----------
    Total real estate portfolio........................  1,671,889   1,670,335
Cash...................................................        262      13,812
Other assets...........................................     45,978      23,015
                                                        ----------  ----------
    Total assets....................................... $1,718,129  $1,707,162
                                                        ==========  ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Mortgage loans payable................................. $  214,253  $  211,403
Unsecured senior notes.................................    243,000     253,000
Unsecured line of credit...............................    368,000     315,000
Accounts payable and accrued expenses..................     22,048      17,212
                                                        ----------  ----------
    Total liabilities..................................    847,301     796,615
                                                        ----------  ----------
Minority interest......................................     69,712      87,640
                                                        ----------  ----------
Shareholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
   authorized, liquidation preference $25 per share.
   Shares issued and outstanding: 2,150,000 8 1/2%
   Series A cumulative redeemable shares at December
   31, 2000 and 1999...................................     53,750      53,750
  Common stock, $.01 par value; 100,000,000 shares
   authorized. Shares issued and outstanding:
   45,895,281 at December 31, 2000; 44,679,341 at
   December 31, 1999...................................        459         447
  Additional paid-in capital...........................    699,264     671,760
  Accumulated net income in excess of cumulative
   dividends...........................................     50,476      99,241
  Stock purchase loans to executives...................     (2,833)     (2,291)
                                                        ----------  ----------
    Total shareholders' equity.........................    801,116     822,907
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $1,718,129  $1,707,162
                                                        ==========  ==========

                 See Notes to Consolidated Financial Statements

                              BRE PROPERTIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)

                                                    Years ended December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  -------- --------
Revenue
  Rental income..................................  $235,723  $218,057 $190,806
  Other income...................................    17,754    16,196   12,439
                                                   --------  -------- --------
    Total revenue................................   253,477   234,253  203,245
                                                   --------  -------- --------
Expenses
  Real estate....................................    72,324    70,469   64,624
  Provision for depreciation.....................    37,425    35,524   27,763
  Interest.......................................    45,028    41,695   35,598
  General and administrative.....................     7,807     6,706    6,133
  Equity in losses of Internet business..........     8,765       --       --
  Provision for nonrecurring charge..............       --      1,250    2,400
                                                   --------  -------- --------
    Total expenses...............................   171,349   155,644  136,518
                                                   --------  -------- --------
Income before (loss) gain on sales of investments
 in rental properties and minority interest......    82,128    78,609   66,727
Net (loss) gain on sales of investments in rental
 properties......................................   (35,693)       54   (1,859)
                                                   --------  -------- --------
Income before minority interest..................    46,435    78,663   64,868
Minority interest in income......................     5,132     5,447    4,224
                                                   --------  -------- --------
Net income.......................................    41,303    73,216   60,644
Dividends attributable to preferred stock........     4,569     4,182      --
                                                   --------  -------- --------
Net income available to common shareholders......  $ 36,734  $ 69,034 $ 60,644
                                                   ========  ======== ========
Earnings per common share--basic and assuming
 dilution:
  Income excluding net (loss) gain on sales of
   investments in rental properties and minority
   interest......................................  $   1.60  $   1.55 $   1.45
  Net (loss) gain on sales of investments in
   rental properties.............................     (0.79)      --     (0.04)
                                                   --------  -------- --------
  Net income per common share--basic and assuming
   dilution......................................  $   0.81  $   1.55 $   1.41
                                                   ========  ======== ========

                 See Notes to Consolidated Financial Statements

                              BRE PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                 Years ended December 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
Cash flows from operating activities
Net income...................................  $  41,303  $  73,216  $  60,644
Adjustments to reconcile net income to net
 cash flows generated by operating
 activities:
  Net loss (gain) on sales of investments in
   rental properties.........................     35,693        (54)     1,859
  Provision for depreciation.................     37,425     35,524     27,763
  Minority interest in income................      5,132      5,447      4,224
  Loss on Internet business after spin-off...      5,690        --         --
  Provision for nonrecurring charge..........        --         --       2,400
  (Increase) decrease in other assets........     (6,896)       392         63
  Increase (decrease) in accounts payable and
   accrued expenses..........................      4,836     (1,501)       128
                                               ---------  ---------  ---------
Net cash flows generated by operating
 activities..................................    123,183    113,024     97,081
                                               ---------  ---------  ---------
Cash flows from investing activities
Additions to direct investment construction
 in progress.................................    (55,284)   (35,514)  (179,568)
Advances to unconsolidated joint ventures for
 construction in progress....................    (74,729)   (49,243)       --
Reimbursements of construction in progress
 from unconsolidated joint ventures..........     48,092     56,615        --
Additions to land for development............    (56,523)   (11,210)       --
Multifamily communities purchased............   (171,741)   (59,206)  (149,638)
Decrease in funds held in escrow.............        --         --      15,833
Capital expenditures.........................     (4,647)    (4,715)    (3,694)
Rehabilitation expenditures and other........    (21,774)   (12,604)    (6,665)
Mortgage loans receivable repayments.........        --         --       2,535
Investment in joint venture..................    (11,288)       --         --
Capitalized costs related to Internet
 business segment............................    (10,229)       --         --
Advances to Internet business................     (7,623)       --         --
Proceeds from sales of property, net.........    260,425     11,589     30,900
                                               ---------  ---------  ---------
Net cash flows used in investing activities..   (105,321)  (104,288)  (290,297)
                                               ---------  ---------  ---------
Cash flows from financing activities
Principal payments on mortgage loans and
 unsecured senior notes......................    (42,150)   (23,743)    (5,833)
Proceeds from new mortgage loan..............     35,000        --         --
Issuance of unsecured senior notes, net......        --         --     126,213
Lines of credit:
  Advances...................................    480,500    231,000    386,000
  Repayments.................................   (427,500)  (180,000)  (308,000)
Proceeds from preferred equity offering,
 net.........................................        --      51,637        --
Proceeds from common equity offerings, net...        --         --      56,013
Proceeds from exercises of stock options,
 net.........................................      8,082      3,438      2,991
Distributions to minority members............     (4,168)    (5,587)    (4,189)
Cash dividends paid..........................    (81,176)   (73,726)   (62,138)
                                               ---------  ---------  ---------
Net cash flows (used in) generated by
 financing activities........................    (31,412)     3,019    191,057
                                               ---------  ---------  ---------
(Decrease) increase in cash..................    (13,550)    11,755     (2,159)
Balance at beginning of period...............     13,812      2,057      4,216
                                               ---------  ---------  ---------
Balance at end of period.....................  $     262  $  13,812  $   2,057
                                               =========  =========  =========

                 See Notes to Consolidated Financial Statements

                              BRE PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              (Dollar amounts in thousands, except per share data)

                                               Years ended December 31,
                                          -------------------------------------
                                             2000         1999         1998
                                          -----------  -----------  -----------
Common stock shares
Balance at beginning of year............   44,679,341   44,221,560   41,738,704
Stock options exercised.................      514,432      269,852      350,415
Conversion of operating company units to
 common shares..........................      701,508      185,000          --
Shares issued pursuant to dividend
 reinvestment plan......................          --           --        12,926
Issuance of shares pursuant to equity
 offerings..............................          --           --     2,119,515
Other...................................          --         2,929          --
                                          -----------  -----------  -----------
  Balance at end of year................   45,895,281   44,679,341   44,221,560
                                          ===========  ===========  ===========
Preferred stock shares
Balance at beginning of year............    2,150,000          --           --
Issuance of 8 1/2% Series A cumulative
 redeemable.............................          --     2,150,000          --
                                          -----------  -----------  -----------
  Balance at end of year................    2,150,000    2,150,000          --
                                          ===========  ===========  ===========
Common stock
Balance at beginning of year............  $       447  $       443  $       417
Stock options exercised.................            5            2            5
Conversion of operating company units to
 common shares..........................            7            2          --
Issuance of shares pursuant to equity
 offerings..............................          --           --            21
                                          -----------  -----------  -----------
  Balance at end of year................  $       459  $       447  $       443
                                          -----------  -----------  -----------
Preferred stock
Balance at beginning of year............  $    53,750          --           --
Issuance of 8 1/2% Series A cumulative
 redeemable.............................          --   $    53,750          --
                                          -----------  -----------  -----------
  Balance at end of year................  $    53,750  $    53,750          --
                                          -----------  -----------  -----------
Additional paid-in capital
Balance at beginning of year............  $   671,760  $   664,811  $   605,833
Stock options exercised.................        8,612        1,899        2,637
Conversion of operating company units to
 common shares..........................       18,892        4,980          --
Issuance of shares pursuant to dividend
 reinvestment plan......................          --           --           349
Issuance of shares pursuant to equity
 offerings..............................          --           --        55,992
Other...................................          --            70          --
                                          -----------  -----------  -----------
  Balance at end of year................  $   699,264  $   671,760  $   664,811
                                          -----------  -----------  -----------
Accumulated net income in excess of
 cumulative dividends
Balance at beginning of year............  $    99,241  $    99,751  $   101,245
Net income for year.....................       41,303       73,216       60,644
Cash dividends paid: $1.70, $1.56, and
 $1.44 per common share for the years
 ended December 31, 2000, 1999 and 1998,
 respectively; $2.13 and $1.96 per
 preferred share in 2000 and 1999,
 respectively...........................      (81,176)     (73,726)     (62,138)
Distribution of VelocityHSI, Inc. in
 spin-off...............................       (8,892)         --           --
                                          -----------  -----------  -----------
  Balance at end of year................  $    50,476  $    99,241  $    99,751
                                          -----------  -----------  -----------
Stock purchase loans to executives
Balance at beginning of year............  $    (2,291) $    (2,391) $    (1,961)
Additional loans granted................       (1,030)        (806)        (819)
Maturities and reserves on loans........          488          906          389
                                          -----------  -----------  -----------
  Balance at end of year................  $    (2,833) $    (2,291) $    (2,391)
                                          -----------  -----------  -----------
Total shareholders' equity..............  $   801,116  $   822,907  $   762,614
                                          ===========  ===========  ===========

                 See Notes to Consolidated Financial Statements

                             BRE PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company

  BRE Properties, Inc. ("BRE" or the "Company") is a self-administered real estate investment trust focused on the development, acquisition and management of multifamily apartment communities in the Western United States. At December 31, 2000, BRE's portfolio, owned directly or through subsidiaries, consisted of 72 multifamily communities (aggregating 20,195 units) classified as Direct investments in real estate-investments in rental properties on the accompanying consolidated balance sheet. Of these properties, 42 were located in California, 10 in Arizona, nine in Washington, five in Utah, three in Oregon and three in Colorado. In addition, at December 31, 2000, there were 12 properties under various stages of construction and development aggregating an estimated 2,839 units, including four directly owned properties with 1,052 units in construction in progress, four properties with 967 units held under binding joint venture arrangements in which BRE will be a minority owner when construction is completed, and four properties estimated to have 820 units that are classified as land under development. During 2000, BRE completed the construction of two properties with 528 units held under joint venture agreements in which we are a minority interest holder and managing member. One property is located in California and the other is in Washington. BRE also holds a minority joint venture interest in 19 additional apartment communities totaling 4,288 units.

 Transaction with Trammell Crow Residential-West

  In November 1997, BRE acquired 16 completed properties and eight development properties from certain entities of Trammell Crow Residential-West (the "Transaction") pursuant to a definitive agreement (the "Contribution Agreement"). BRE paid a total of approximately $160 million in cash and issued $100 million in common stock based on a stock price of $26.93 per share, as provided for in the Contribution Agreement. In addition, certain entities received Operating Company Units ("OC Units") valued at $76 million in BRE Property Investors LLC (the "Operating Company"), a Delaware limited liability company and majority-owned subsidiary of BRE. The Operating Company also assumed approximately $120 million in debt. BRE is the sole managing member of the Operating Company and owned an approximate 78% interest therein at December 31, 2000. Substantially all of the properties acquired in the Transaction were held through the Operating Company, which was formed by BRE for the purpose of acquiring the properties in the Transaction.

  The OC Units held by nonmanaging members are included in minority interest in the Company's consolidated financial statements. Starting in November 1998, nonmanaging members of the Operating Company can exchange their units for common stock of BRE on a 1:1 basis or, at the option of the Company, cash in an amount equal to the market value of such common stock at the time of the exchange. As of December 31, 2000, 886,508 OC Units have been exchanged for common stock. The nonmanaging members are entitled to priority distributions regardless of the cash flow of the Operating Company. The Operating Company is also required to maintain certain financial ratios to protect the nonmanaging member's distributions. Further, the Company has certain restrictions from selling assets of the Operating Company in a taxable sale for a period ranging from eight to 10 years from the date of the Transaction. The Operating Company has also guaranteed the repayment of the Company's $450 million line of credit.

2. Accounting Policies

 Consolidation

  The accompanying consolidated financial statements include the accounts of the Company, the Operating Company and other subsidiaries that hold title to individual properties. All significant intercompany balances and transactions have been eliminated in consolidation. Due to the Company's ability to control the Operating Company and other subsidiaries, such entities have been consolidated with the Company for financial reporting purposes. At December 31, 2000, BRE owned 78% of the Operating Company, which in turn owned 99% of the individual title holding companies.

 Equity method of accounting

  The Company's investments in noncontrolled real estate joint ventures are recorded under the equity method of accounting on the accompanying consolidated balance sheets. Investments in real estate joint ventures that are managed by the Company or are being developed by the Company are included in Equity interests in and advances to real estate joint ventures. BRE receives certain fees for the development and construction of the real estate property held by these joint ventures and has recognized other income to the extent of the third-party interest. Investments in real estate joint ventures managed by third parties are included in Other assets. The Company's minority investment in the common stock of VelocityHSI, Inc., is also recorded under the equity method of accounting and included in Other assets, with income or losses being recorded on a 90-day lag basis.

 Rental property

  Rental property is recorded at cost, less accumulated depreciation, less an adjustment, if any, for impairment. Rental properties are evaluated for impairment when conditions indicate that the sum of future expected undiscounted cash flows from a rental property during the expected holding period may be less than its carrying value. Projects under development are carried at cost, including land, construction costs, capitalized interest and property taxes until units are placed in service, at which time depreciation begins. Projects under development are evaluated for impairment when conditions indicate that the sum of future expected undiscounted cash flows from rental operations during the expected holding period may be less than the estimated total cost at the end of development. Upon determination that such impairment has occurred, the related assets are reduced to estimated fair value. There were no assets for which an adjustment for impairment in value was made in 2000 or 1999.

  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which range from 35 to 45 years for buildings and three to 10 years for other property. Direct investment development projects are considered placed in service as certificates of occupancy are issued and the units become ready for occupancy. Land acquired for development is capitalized and reported as Land under development until the development plan for the land is formalized. Once the development plan is determined and construction contracts are signed, the costs are transferred to the balance sheet line items Construction in progress.

 Real estate held for sale

  Real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

  In the normal course of business, BRE will receive offers for sale of its properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. As a result, real estate is not classified as "held for sale" until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are currently under way. As of December 31, 2000, there is one land parcel classified as "held for sale" and included in other assets on our consolidated balance sheet. There were no properties considered "held for sale" as of December 31, 1999.

 Rental revenue and expense, and capitalized costs

  Rental income is recorded when due from tenants and is recognized monthly as it is earned, which is not materially different than on a straight-line basis as lease terms are generally for periods of one year or less. There were no contingent rental payments or percentage rents in the three years ended December 31, 2000.

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

 Deferred costs

  Included in Other assets are costs incurred in obtaining debt financing that are deferred and amortized over the terms of the respective debt agreements as interest expense. Related amortization expense is included in interest expense in the accompanying consolidated statements of income. Net deferred financing costs included in Other assets in the accompanying consolidated balance sheets are $7,057,000 and $7,730,000 as of December 31, 2000 and 1999, respectively.

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

 Fair value of financial instruments

  The fair values of BRE's financial instruments (including such items in the financial statement captions as cash, other assets, and unsecured line of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of the Company's mortgage loans payable and unsecured senior notes approximates their carrying value at December 31, 2000.

 Reclassifications

  Certain reclassifications have been made to the prior years' financial statements to conform to the presentation of the current year's financial statements.

 Use of estimates

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Descriptive information about reportable segments

  BRE adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"), in the fourth quarter of 1999. Statement 131 requires certain descriptive information to be provided about an enterprise's reportable segments. BRE has determined that it has one operating and reportable segment, multifamily communities, which comprised 98% of BRE's assets at December 31, 2000 and 1999 and approximately 97% of its total revenues for the three years ended December 31, 2000. All multifamily communities owned by the Company are located in the Western United States, in three general markets that it defines as Coastal, Desert and Mountain states. The Company considered VelocityHSI to be a separate segment prior to the spin-off of this company in the third quarter 2000. As VelocityHSI is now a separate, publicly traded company in which BRE owns a minority interest, segment disclosure is no longer meaningful as of December 31, 2000.

  BRE's business focus is the ownership and operation of multifamily communities; it evaluates performance and allocates resources primarily based on the net operating income ("NOI") of an individual multifamily community. NOI is defined by the Company (and generally by the real estate industry) as the excess of all revenue generated by the community (primarily rental revenue) less direct operating expenses (primarily, but not limited to, payroll, property taxes, insurance and maintenance expense). Accordingly, NOI excludes depreciation, capitalized expenditures and interest expense. NOI from multifamily communities totaled $157 million, $158 million and $134 million for the years ended December 31, 2000, 1999, and 1998, respectively. All other segment measurements are presently disclosed in the accompanying consolidated balance sheets and Notes to Consolidated Financial Statements.

  All revenues are from external customers and there are no revenues from transactions with other segments. There are no tenants that contributed 10% or more of BRE's total revenues in 2000, 1999 or 1998. Interest income is not separately reported, as it is immaterial. Interest expense on debt is not allocated to individual properties, even if such debt is secured. Further, minority interest in consolidated subsidiaries is not allocated to the related properties. There is no provision for income tax as the Company is organized as a REIT under the Code.

 Recently Issued Accounting Pronouncements

  In December 1999, the SEC issued Staff and Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides specific guidance, among other things, as to the recognition of revenue related to contingent rental payments. BRE's accounting policies comply with SAB 101 in all material respects.

  In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Certain provisions of SFAS 133 were amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of Statement 133." SFAS 133 was required to be adopted by the Company on January 1, 2001 and had no impact as the Company does not currently use derivatives.

3. Real Estate Portfolio

  Direct investments in real estate--investments in rental properties:

                                                        December 31,
                                                ------------------------------
                                                     2000            1999
                                                --------------  --------------
   Land........................................ $  310,271,000  $  327,928,000
   Improvements................................  1,336,215,000   1,363,834,000
                                                --------------  --------------
     Subtotal..................................  1,646,486,000   1,691,762,000
   Accumulated depreciation....................   (124,618,000)   (109,623,000)
                                                --------------  --------------
     Total..................................... $1,521,868,000  $1,582,139,000
                                                ==============  ==============

  A roll-forward of direct investment construction in progress follows:

                                                          December 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
   Opening balance................................  $ 46,575,000  $ 43,830,000
   Additions to projects under construction at
    beginning of year.............................    54,315,000     9,426,000
   Costs of projects started during the year......       969,000    24,444,000
   Transfers of construction in progress to direct
    investments in rental properties--
    multifamily...................................   (76,619,000)   (3,301,000)
   Contributions to joint ventures................           --    (22,455,000)
   Communities sold...............................           --     (5,369,000)
   Transfers from land under development to direct
    construction in progress--multifamily.........    32,721,000           --
                                                    ------------  ------------
   Ending balance.................................  $ 57,961,000  $ 46,575,000
                                                    ============  ============

  BRE's carrying value of its assets exceeded the tax basis by approximately $228,000,000 (unaudited) at December 31, 2000.

4. Equity Interests in and Advances to Real Estate Joint Ventures

  As of December 31, 2000, BRE had interests in six communities, each under a joint venture arrangement. Such arrangements are accounted for under the equity method. These six joint venture arrangements include: (i) two communities which were completed and delivered in 2000, and (ii) four communities held under binding joint venture arrangements in which BRE will be the minority managing member when construction is completed. Completed communities in joint ventures are shown as Equity interests in and advances to real estate joint ventures--investments in rental properties on BRE's consolidated balance sheets. These two communities had a total cost of $78,777,000, funded by BRE and members' equity. BRE's investment in these joint ventures totals $27,477,000 as of December 31, 2000. There is no outstanding debt in these joint ventures as of December 31, 2000, as the other members' cash contributions upon completion were used to repay outstanding balances on the related construction loans.

  Communities under construction pursuant to joint venture arrangements are shown as Equity interests in and advances to real estate joint ventures-construction in progress on BRE's consolidated balance sheets. Under the terms of these binding joint venture arrangements, BRE is obligated to fund all costs during the construction phase and is responsible for completion of construction. As of December 31, 2000, cumulative costs incurred to date on these communities totaled approximately $79,870,000, which had been funded through a combination of construction loans and advances to the joint ventures funded primarily by drawings on BRE's unsecured line of credit. These joint ventures have secured loans with total commitments of $82,520,000, with $45,431,000 outstanding at December 31, 2000. The loans are guaranteed by BRE, mature in 2002 to 2011, and have interest rates between 7.0%-8.0%, with interest only due until maturity. The secured loan balances will be replaced with joint venture members' equity contributions upon completion of the communities. These equity commitments are subject to binding agreements. Upon completion, BRE anticipates that these four joint ventures will have total costs of $122,100,000 and combined leverage of approximately 35% to 40%, with the balance being funded by members' equity and BRE's portion of that equity approximating $25,000,000 to $30,000,000 (unaudited).

  A roll-forward of equity interests in real estate joint ventures-- construction in progress follows:

                                                          December 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
   Opening balance................................  $ 15,083,000  $        --
   Transfers to construction in progress from land
    under development.............................    20,196,000           --
   Transfers from direct investments to joint
    ventures......................................           --     22,455,000
   Advances by BRE to joint ventures..............    74,729,000    49,243,000
   Reimbursements to BRE from joint ventures upon
    receipt of secured loans......................   (48,092,000)  (56,615,000)
   Transfers to and equity in income of joint
    venture investments in rental properties......   (27,477,000)          --
                                                    ------------  ------------
   Ending balance.................................  $ 34,439,000  $ 15,083,000
                                                    ============  ============

5. Other Assets

  The components of other assets follow:

                                                            December 31,
                                                       -----------------------
                                                          2000        1999
                                                       ----------- -----------
   Investment in G&I III Residential One, LLC......... $11,454,000 $       --
   Accounts and mortgages receivable..................   6,970,000   3,545,000
   Prepaid expenses and loan fees.....................   9,364,000  11,986,000
   Land held for sale.................................   6,639,000         --
   Investment in and receivable from VelocityHSI,
    Inc. .............................................   3,270,000         --
   Furniture and equipment, net.......................   2,536,000   2,596,000
   Other..............................................   5,745,000   4,888,000
                                                       ----------- -----------
   Total Other Assets................................. $45,978,000 $23,015,000
                                                       =========== ===========

  During 2000, BRE completed the sale of 19 communities in Tucson, Albuquerque, Las Vegas, and Phoenix. The Company contributed a portion of the proceeds to a joint venture related to the buyer for a 15% equity interest to facilitate the sale of 85% of these assets. The interest in the joint venture is recorded under the equity method of accounting and is included in Other assets on the accompanying consolidated balance sheet as it was a nonstrategic investment and the assets are no longer managed by the Company. BRE's share of income from the joint venture is included in Other income on the accompanying consolidated income statement.

6. Mortgage Loans Payable

  The following data pertain to loans payable at December 31, 2000 and 1999:

                                                           December 31,
                                                     -------------------------
                                                         2000         1999
                                                     ------------ ------------
   Mortgage loans payable........................... $214,253,000 $211,403,000
   Cost of investments in real estate securing
    mortgage loans payable.......................... $358,109,000 $400,247,000
   Annual principal and interest payments........... $ 17,600,000 $ 19,500,000
   Remaining terms of mortgage loans payable........   1-28 years   1-29 years
   Interest rates on fixed rate mortgages...........    6.5%-8.4%    6.5%-9.3%

  Included in the $214,253,000 mortgage loans payable is $32,530,000 of tax-exempt debt with a variable interest rate, which was 3.7% at December 31, 2000. The effective interest rate on this debt is 5.7%, which includes amortization of related fees and costs. Interest on all other mortgage loans is fixed. Future scheduled principal payments are included in Note 7.

7. Unsecured Senior Notes and Line of Credit

  As of December 31, 2000 and 1999, there was $243,000,000 and $253,000,000, respectively, in unsecured senior notes outstanding with an average fixed interest rate of 7.5%. Included in this effective interest rate is amortization of costs related to the issuance of $50 million unsecured notes due 2007 and $130 million unsecured notes due 2013. These unsecured notes are to be repaid through scheduled principal payments from 2001 through 2005, 2007 and 2013.

  As of December 31, 2000, BRE had an amended unsecured line of credit for up to $450,000,000, with an option to upsize to $500,000,000, expiring in December 2003. Borrowings totaled $368,000,000 at December 31, 2000. Borrowings under the prior line of credit for up to $400 million totaled $315,000,000 at December 31, 1999. The interest rate on the current and prior line of credit is based on LIBOR plus 70 basis points and the average interest rate was approximately 7.4% and 6.1% for the years ended December 31, 2000 and 1999, respectively.

  The line of credit and unsecured senior note agreements contain various covenants that include, among other factors, tangible net worth and requirements to maintain certain financial ratios. BRE was in compliance with such financial covenants throughout the year ended December 31, 2000.

  Scheduled principal payments required on the unsecured line of credit, unsecured senior notes payable and mortgage loans payable for the next five years and thereafter are as follows. Included in the 2003 amount is $368,000,000 for the unsecured line of credit.

     2001.......................................................... $ 12,857,000
     2002..........................................................   30,099,000
     2003..........................................................  397,228,000
     2004..........................................................   22,348,000
     2005..........................................................   60,248,000
     Thereafter....................................................  302,473,000
                                                                    ------------
       Total....................................................... $825,253,000
                                                                    ============

  Interest expense on mortgage loans and unsecured senior notes, including amortization of related costs, aggregated $36,092,000, $36,164,000 and $35,654,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Capitalized interest was $16,434,000, $9,485,000 and $12,606,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Excluding capitalized interest, interest expense exceeded cash paid for interest by approximately $986,000, $1,500,000 and $1,300,000 in 2000, 1999 and 1998,
respectively.

8. Spinoff and Distribution of VelocityHSI, Inc.

  In August 2000, BRE completed the spin-off of VelocityHSI, Inc., ("VelocityHSI"). VelocityHSI was incorporated as a wholly owned subsidiary in April 2000 and was previously a segment within BRE. VelocityHSI provides high-speed Internet access to the multifamily apartment industry. On August 15, 2000, BRE distributed shares representing approximately 87%, or $8,892,000 of BRE's $10.2 million investment in VelocityHSI on that date, to BRE shareholders and retained the balance. Each BRE shareholder of record as of August 7, 2000 received one share of VelocityHSI for every five common shares of BRE owned. After cash distributions in lieu of fractional shares, 9,066,383 shares of VelocityHSI common stock were distributed to BRE shareholders. BRE initially retained 1,363,678 shares, and additional shares were sold and given to VelocityHSI and BRE employees and limited partners of BRE Property Investors, LLC in related transactions. BRE option holders received options to purchase VelocityHSI common shares on the same one for five ratio (See Note 9). Subsequent to the spin-off, BRE's ownership in VelocityHSI has been reduced to approximately 9.9% and is recorded under the equity method of accounting due to BRE board representation. BRE has also advanced funds to VelocityHSI under two separate agreements, for a total of $7.6 million as of December 31, 2000. Until VelocityHSI has secured an outside source of funding, BRE will record 100% of its losses, which are applied against the Company's investment in and receivables from VelocityHSI until such amounts are reduced to zero. Losses are recorded on a 90-day lag basis in order to allow VelocityHSI to complete its financial reporting. The investment in and receivable from VelocityHSI was $3.2 million as of December 31, 2000.

9. Stock Option Plans

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

 Employee Plan

  The 1984 and 1992 Stock Option Plans and the 1999 BRE Stock Incentive Plan (the "Plans") provide for the issuance of Incentive Stock Options, Non-Qualified Stock Options, restricted shares and other grants. The maximum number of shares that may be issued under the Plans is 4,350,000. The option price may not be less than the fair market value of a share on the date that the option is granted and the options generally vest over three to five years, except for options granted pursuant to a reload, which vest 100% after 18 months from the date of the grant. Shareholders adopted the 1999 BRE Stock Incentive Plan in 1999. The 1999 BRE Stock Incentive Plan incorporated the Broad Based Plan created in 1999, and allows for grants of up to 2,000,000 shares. During 2000, 1999 and 1998, certain key employees were allowed to exercise options with a reload provision and 233,146, 18,567 and 186,374 reload grants were made, respectively, in those years. Changes in options outstanding during the years ended December 31, 2000, 1999 and 1998 were as follows:

                                          Years ended December 31,
                          -----------------------------------------------------------
                                 2000                1999                1998
                          ------------------- ------------------- -------------------
                                     Weighted            Weighted            Weighted
                           Shares    average   Shares    average   Shares    average
                            under    exercise   under    exercise   under    exercise
                           option     price    option     price    option     price
                          ---------  -------- ---------  -------- ---------  --------
Balance at beginning of
 period.................  1,840,769   $24.96  1,445,179   $24.29    864,200   $20.96
Granted.................  1,085,093   $23.41    825,410   $24.64    852,424   $26.72
Exercised...............   (622,307)  $25.18   (218,510)  $19.34   (208,095)  $19.04
Cancelled...............   (318,945)  $24.47   (211,310)  $25.76    (63,350)  $24.29
                          ---------           ---------           ---------
  Balance at end of
   period...............  1,984,610   $24.76  1,840,769   $24.96  1,445,179   $24.29
                          =========           =========           =========
Exercisable.............    275,633   $22.97    441,096   $24.33    266,005   $18.79
Shares available for
 granting future
 options................    852,442           1,385,764               2,601
Weighted average
 estimated fair value of
 options granted during
 the year...............              $ 3.79              $ 3.26              $ 3.14

  At December 31, 2000, the exercise price of shares under option ranged from $13.99 to $32.75, with a weighted average exercise price of $24.76. The exercise price of all options granted in the years ended December 31, 2000, 1999 and 1998 was equal to the market price on the date of grant. Expiration dates range from 2001 through 2010; the weighted average remaining contractual life of these options is eight years. Stock options were exercised during 2000 on options originally granted with exercise prices from $12.97 to $29.69. At December 31, 2000, there were 13,241 restricted shares outstanding. There were 320 and 18,375 restricted shares granted in 2000 and 1999, respectively, vesting over three to five years. There were no restricted shares granted in 1998.

  In addition to the options granted under the Plans, an option for 100,000 shares at an exercise price of $15.32 per share was held by the President and Chief Executive Officer. During 1998, 33,334, and in 1999, 33,333, such options were exercised for $15.32 per share. During 2000, 33,333 options were exercised for $15.13 per share. This option was registered with the Securities and Exchange Commission on a Form S-8 and was not part of the Plans. This option had a fair value of $2.28 per share in 1995, the year of the grant. In conjunction with the 1996 merger with Real Estate Investment Trust of California ("RCT"), options on 381,900 BRE shares equivalent to options previously granted under the RCT plan were issued to officers with exercise prices ranging from $11.41 to $14.70. During 1999, 81,919 of these options were exercised at $14.70 and none of these options remain outstanding at December 31, 2000.

  In addition, an outside consultant holds options on 8,000 shares at a strike price of $26.68, which is not a part of the Plans. The options were issued in March 1998 to the outside consultant in connection with advisory services rendered to BRE in 1998. The options were granted upon the completion of performance, which included participation in meetings. As the options were fully vested and exercisable on the grant date, the fair value of the options was expensed on the grant date.

 Direct Stock Purchase and Dividend Reinvestment Plan

  In 1996, the Company instituted a direct stock purchase and dividend reinvestment plan (the "DRIP") in which shareholders may purchase either newly issued or previously issued shares. The total amount of shares authorized under the DRIP is 1,500,000; from inception through December 31, 2000, 122,001 new shares have been issued.

 Non-Employee Director Stock Option Plan

  The Amended and Restated Non-Employee Director Stock Option Plan provides for the issuance of 25,000 Non-Qualified Stock Options per year to each non-employee member of the Board of Directors and an additional 25,000 options to the Chairman of the Board of Directors. In addition, up to 8,000 options may be granted to each non-employee director for committee membership and/or chairmanship, and up to 5,000 options may be granted based on operational performance. This plan has a reload provision that granted an additional 204,596, 140,681 and 100,305 options in 2000, 1999 and 1998, respectively. The maximum number of shares that may be issued under this plan is 2,300,000. As with the Plans, the option price may not be less than the fair market value of a share on the date the option is granted. Changes in options outstanding for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                         Years ended December 31,
                          ----------------------------------------------------------
                                 2000                1999               1998
                          ------------------- ------------------- ------------------
                                     Weighted            Weighted           Weighted
                           Shares    average   Shares    average   Shares   average
                            under    exercise   under    exercise  under    exercise
                           option     price    option     price    option    price
                          ---------  -------- ---------  -------- --------  --------
Balance at beginning of
 period.................  1,070,534   $24.81    796,204   $24.38   600,000   $21.92
Granted.................    479,596   $29.66    433,545   $24.30   381,305   $25.25
Exercised...............   (258,371)  $23.60   (158,548)  $21.25  (174,349)  $17.61
Cancelled...............        --    $  --        (667)  $26.25   (10,752)  $27.80
                          ---------           ---------           --------
  Balance at end of
   period...............  1,291,759   $26.69  1,070,534   $24.81   796,204   $24.38
                          =========           =========           ========
Exercisable.............    900,725   $25.39    704,413   $24.89   527,723   $24.10
Shares available for
 granting future
 options................    785,475             310,475            602,672
Weighted average
 estimated fair value of
 options granted during
 the year...............              $ 4.37              $ 3.28             $ 2.84

  At December 31, 2000, the exercise prices of shares under option ranged between $15.14 and $32.14, with expiration dates from 2004 to 2010. The exercise price of all options granted in the years ended December 31, 2000, 1999 and 1998 was equal to the market price on the date of grant. The options vest ratably over one year, except for options granted pursuant to a reload, which vest 100% after 18 months from the date of the grant, and options granted by operational performance, which vest immediately. The weighted average remaining contractual life of these options is eight years.

  Pro forma information regarding net income and earnings per share required by Statement 123 was determined as if BRE had accounted for the employee and non-employee director stock options granted in the years ended December 31, 2000, 1999, 1998 and 1997 under the fair value method of that Statement. The impact on the years ended December 31, 2000, 1999 and 1998 of options granted prior to 1996 was excluded from this presentation. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for the years ended December 31, 2000, 1999 and 1998:

                                                       Years ended December
                                                                31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
   Risk-free interest rate...........................    6.10%    5.70%    5.50%
   Dividend yield....................................    5.85%    6.70%    5.70%
   Volatility........................................     .22      .24      .18
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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. BRE's pro forma information, as if the Company had adopted Statement 123 as discussed above, follows:

                                                Years ended December 31,
                                           -----------------------------------
                                              2000        1999        1998
                                           ----------- ----------- -----------
   Pro forma net income................... $33,915,000 $66,291,000 $58,474,000
   Pro forma earnings per share........... $      0.75 $      1.49 $      1.36
   Pro forma earnings per share assuming
    dilution.............................. $      0.75 $      1.49 $      1.36

  The effect of the pro forma application of Statement 123 is not necessarily representative of the effect on net income for future years.

  In connection with the spin-off and distribution of VelocityHSI common stock on August 15, 2000, BRE option holders received options to purchase shares of VelocityHSI on the same one for five ratio as the stock distribution, as an antidilution mechanism. The VelocityHSI options granted to BRE option holders reflect the same terms as the BRE options, including the vesting provisions and exercise periods of the BRE options. The Company established the exercise price of each VelocityHSI option using the ratio of the holder's BRE option exercise price to the underlying BRE market value per share immediately before the distribution. The Company then applied this ratio to the VelocityHSI value per share at the time of the distribution to establish the exercise price of the VelocityHSI option. The exercise price of the existing BRE option after the distribution was calculated by applying the same ratio to the BRE market value per share immediately after the distribution. The Company computed the market value of BRE common stock immediately before the distribution based on the market capitalization of BRE on August 4, 2000, the date which was three days prior to the distribution record date.

  The formula used for determining the BRE and VelocityHSI option exercise prices was designed to assure that the aggregate intrinsic value of both the BRE option and the related VelocityHSI option for each option holder following the distribution was not greater than the intrinsic value of the BRE option prior to the distribution under the guidelines included in Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB 25. The relevant guidelines, when applied in a spin-off transaction, provide that modifications to exercise prices of existing options and the granting of new awards for each option holder do not result in financial accounting consequences to the grantors. The issuance of options to purchase shares of VelocityHSI common stock to BRE option holders and the modification of the price of BRE options in the manner described did not result in a new measurement date for BRE's accounting purposes.

10. Earnings per Share

  The following table sets forth the computation of basic and diluted earnings per share with respect to income from continuing operations:

                                               2000        1999         1998
                                            ----------- -----------  -----------
Numerator
  Net income available to common
   shareholders...........................  $36,734,000 $69,034,000  $60,644,000
  Less adjustment for (gain) loss on sales
   of investments in rental properties
   available to common shareholders.......   35,693,000     (54,000)   1,859,000
                                            ----------- -----------  -----------
Numerator for basic earnings per share
 income from continuing operations
 available to common shareholders.........   72,427,000  68,980,000   62,503,000
Effect of dilutive securities
  Minority interest in income convertible
   into common shares.....................    4,614,000   4,847,000    4,126,000
                                            ----------- -----------  -----------
Numerator for diluted earnings per share..  $77,041,000 $73,827,000  $66,629,000
                                            =========== ===========  ===========
Denominator
  Denominator for basic earnings per
   share--weighted average shares.........   45,181,000  44,540,000   42,940,000
  Effect of dilutive securities
    Stock options.........................      350,000     120,000      330,000
    Weighted average convertible operating
     company units........................    2,739,000   3,100,000    2,840,000
                                            ----------- -----------  -----------
  Dilutive potential common shares........    3,089,000   3,220,000    3,170,000
                                            ----------- -----------  -----------
  Denominator for diluted earnings per
   share adjusted for weighted average
   shares and assumed conversion..........   48,270,000  47,760,000   46,110,000
                                            =========== ===========  ===========
  Basic earnings per share excluding gain
   (loss) on sale.........................  $      1.60 $      1.55  $      1.45
                                            =========== ===========  ===========
  Diluted earnings per share excluding
   gain (loss) on sale....................  $      1.60 $      1.55  $      1.45
                                            =========== ===========  ===========

11. Retirement Plan

  BRE has a defined contribution retirement plan covering all employees with more than six months of continuous full-time employment. In addition to employee elective deferrals, in 2000, 1999 and 1998, BRE contributed up to 3% of the employee's compensation up to $4,800 per employee in 2000 and 1999 and $4,500 in 1998. The aggregate amounts contributed and recognized as expense by BRE were $365,000, $359,000 and $197,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

12. Related Party Transactions

  Certain executives of BRE have purchased stock, the consideration for which was interest-bearing recourse loans. The loans given prior to 2000 may be forgiven in whole or in part upon the achievement of certain performance goals for BRE related to growth in assets, funds from operations and stock price. A portion of the loans expected to be forgiven are expensed currently as compensation. At December 31, 2000, the carrying amount of the loans was $2,833,000. The amounts of such loans expected to be forgiven and treated as compensation expense were $300,000, $166,000 and $390,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Loans issued in 2000 and thereafter no longer have forgiveness provisions.

13. Commitments

  As of December 31, 2000, the Company had commitments to sell three remaining communities pursuant to the agreement with G&I III Residential One, LLC. Although there can be no assurance, BRE anticipates that the remaining three communities (totaling 621 units and located in Tucson) will be sold and contributed to a joint venture in the first quarter of 2001. The remaining three communities represent approximately $19,000,000 of the total $280,000,000 sales price. This second closing is subject to customary closing conditions and loan assumptions. Because of uncertainties inherent in real estate transactions, these properties are included in direct investments in real estate and depreciated, rather than reclassified to "held for sale."

  In addition, BRE has agreed to provide VelocityHSI with up to $10,000,000 in funds through September 30, 2001, to be used for general corporate purposes. BRE has also agreed to provide VelocityHSI with funds through September 30, 2001 to finance the installation of equipment at properties owned by BRE. Installation of equipment at the Company's apartment communities has been suspended pending VelocityHSI's development of a new operating and capital plan. VelocityHSI must repay advances on or before September 30, 2001, together with interest on periodic unpaid balances at a rate of 9% per year. Balances under these two agreements totaling $6,500,000 and $1,100,000, respectively, have been written down to $3,200,000 at December 31, 2000 and are included in other assets.

14. Litigation

  BRE defends against various claims and legal actions in its normal course of business. BRE cannot predict the ultimate outcome of these matters. In the opinion of management, there are no current actions that would have a material adverse effect on BRE's consolidated results of operations or financial position.

  In the third quarter of 1998, the Company recorded a provision for litigation loss of $2,400,000 in connection with a jury award and related legal expenses. This judgment was settled in 1999 with no additional charge to expense.

15. Supplemental Financial Data (Unaudited)

  Quarterly financial information follows:

                                      Year ended December 31, 2000
                         -------------------------------------------------------
                         Quarter ended Quarter ended Quarter ended Quarter ended
                           March 31       June 30    September 30   December 31
                         ------------- ------------- ------------- -------------
                              (amounts in thousands, except per share data)
Revenues................    $61,603       $65,437      $ 64,613       $61,825
Income before gain
 (loss) on sales........    $21,689       $20,569      $ 21,741       $18,128
Net income available to
 common shareholders....    $19,195       $17,997      $(13,332)      $12,875
Net income per share--
 basic
  Income before gain
   (loss) on sales......    $  0.42       $  0.40      $   0.43       $  0.35
  Net income............    $  0.42       $  0.40      $  (0.29)      $  0.28
Net income per share--
 assuming dilution
  Income before gain
   (loss) on sales......    $  0.42       $  0.40      $   0.42       $  0.35
  Net income............    $  0.42       $  0.40      $  (0.29)      $  0.28

                                      Year ended December 31, 1999
                         -------------------------------------------------------
                         Quarter ended Quarter ended Quarter ended Quarter ended
                           March 31       June 30    September 30   December 31
                         ------------- ------------- ------------- -------------
Revenues................    $55,420       $58,339      $ 59,829       $60,665
Income before gain
 (loss) on sales........    $17,511       $19,462      $ 20,434       $21,202
Net income available to
 common shareholders....    $15,340       $17,038      $ 17,939       $18,717
Net income per share--
 basic
  Income before gain
   (loss) on sales......    $  0.40       $  0.44      $   0.46       $  0.47
  Net income............    $  0.35       $  0.38      $   0.40       $  0.42
Net income per share--
 assuming dilution
  Income before gain
   (loss) on sales......    $  0.45       $  0.41      $   0.43       $  0.37
  Net income............    $  0.35       $  0.38      $   0.40       $  0.42

  For the years ended December 31, 2000, 1999 and 1998, the federal income tax components of the Company's dividends on the common stock were as follows. In 2000 and 1999, the dividends on the preferred stock were 100% allocable to ordinary income (unaudited).

                                                         Unrecaptured
                        Ordinary 28% Capital 20% Capital Section 1250 Return of
                         Income     Gain        Gain         Gain      Capital
                        -------- ----------- ----------- ------------ ---------
   December 31, 2000...    82%        --           6%         12%         --%
   December 31, 1999...    95%        --           1%          4%         --%
   December 31, 1998...    83%        --           4%          2%         11%

16. Subsequent Event

  On January 12, 2001, the Company issued $250,000,000 in unsecured senior notes. The notes mature in 2011, with a coupon of 7.45% to yield 7.50%. Net proceeds received from the offering were used to repay borrowings under the Company's unsecured line of credit.

                             BRE PROPERTIES, INC.

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 2000
                         (Dollar amounts in thousands)

                                                       Initial Cost        Costs
                                                        to Company      Capitalized
                                         Dates     -------------------- Subsequent  Depreciable
                                       Acquired/           Buildings &      to        Lives--
Name              Location            Constructed   Land   Improvements Acquisition    Years
----              --------            ------------ ------- ------------ ----------- -----------
APARTMENTS
Sharon Green      Menlo Park, CA       1971/1970   $ 1,250   $  5,770     $ 4,247        45
Verandas          Union City, CA       1993/1989     3,233     12,932         810        40
Foster's Landing  Foster City, CA      1996/1987    11,742     47,846       4,476        40
Promontory Point  San Ramon, CA        1996/1992     8,724     34,895         358        40
Blue Rock
Village I & II*   Vallejo, CA          1997/1987     6,836     27,352       1,264        40
Lakeshore
Landing           San Mateo, CA        1997/1988     8,548     34,228       2,049        40
Red Hawk Ranch    Fremont, CA          1997/1995    11,747     47,082         367        40
Deer Valley*      San Rafael, CA       1997/1996     6,042     24,169         209        40
Pinnacle City
Centre*           Hayward, CA          2000/2000     4,903     22,999         --         40
Sun Pointe
Village           Fremont, CA          2000/1989    12,639     50,690         --         40
                                                   -------   --------     -------
San Francisco
Bay Area                                            75,664    307,963      13,780
                                                   =======   ========     =======
Montanosa         San Diego, CA       1992/1989-90   6,005     24,065       1,219        40
Cimmaron          San Diego, CA        1993/1985     1,899      7,517         494        40
Hacienda          San Diego, CA        1993/1985     1,979      8,027         416        40
Westpark          San Diego, CA        1993/1985       990      3,949         243        40
Terra Nova
Villas            Chula Vista, CA      1994/1985     2,925     11,699         391        40
Winchester        San Diego, CA        1994/1987     1,482      5,928         130        40
Canyon Villas     Chula Vista, CA      1996/1981     3,064     12,258         687        40
Lakeview Village  Spring Valley, CA    1996/1985     3,977     15,910         635        40
Countryside
Village           El Cajon, CA         1996/1989     1,002      4,007         126        40
Cambridge Park*   San Diego, CA        1998/1998     7,627     30,521          59        40
Reflections
Apartments        San Diego, CA        1999/1989     6,928     27,686         553        40
Pinnacle at
Carmel Creek      San Diego, CA        2000/2000     4,736     45,430         --         40
                                                   -------   --------     -------
San Diego                                           42,614    196,997       4,953
                                                   =======   ========     =======
Windrush Village  Colton, CA           1996/1985     3,747     14,989         440        40
The Summit        Chino Hills, CA      1996/1989     1,839      7,354         251        40
Candlewood North  Northridge, CA      1996/1964-95   2,110      8,477         214        40
Village Green     La Habra, CA         1972/1971       372      2,763         522        45
Sycamore Valley   Fountain Valley, CA  1996/1969     4,617     18,691       1,515        40
Parkside Village  Riverside, CA        1997/1987     3,417     13,674         216        40
Parkside Court    Santa Ana, CA        1997/1987     2,013      8,632         309        40
Parkside
Terrace*          Santa Ana, CA        1997/1986     3,016     12,180         357        40
                    Gross Amount at Which Carried at December 31, 2000
                  -------------------------------------------------------
                          Buildings &           Accumulated
Name               Land   Improvements  Total   Depreciation Encumbrances
----              ------- ------------ -------- ------------ ------------
APARTMENTS
Sharon Green      $ 1,250   $ 10,017   $ 11,267   $ (4,243)    $17,398
Verandas            3,233     13,742     16,975     (2,651)     11,305
Foster's Landing   11,742     52,322     64,064     (5,315)        --
Promontory Point    8,724     35,253     43,977     (3,561)        --
Blue Rock
Village I & II*     6,836     28,616     35,452     (2,312)     23,290
Lakeshore
Landing             8,548     36,277     44,825     (3,053)        --
Red Hawk Ranch     11,747     47,449     59,196     (4,393)        --
Deer Valley*        6,042     24,378     30,420     (1,917)        --
Pinnacle City
Centre*             4,903     22,999     27,902       (376)        --
Sun Pointe
Village            12,639     50,690     63,329         (1)        --
                  ------- ------------ -------- ------------ ------------
San Francisco
Bay Area           75,664    321,743    397,407    (27,822)     51,993
                  ======= ============ ======== ============ ============
Montanosa           6,005     25,284     31,289     (5,001)     34,927
Cimmaron            1,899      8,011      9,910     (1,437)     11,848
Hacienda            1,979      8,443     10,422     (1,497)         **
Westpark              990      4,192      5,182       (733)         **
Terra Nova
Villas              2,925     12,090     15,015     (2,031)      9,240
Winchester          1,482      6,058      7,540     (1,013)        --
Canyon Villas       3,064     12,945     16,009     (1,573)        --
Lakeview Village    3,977     16,545     20,522     (2,036)        --
Countryside
Village             1,002      4,133      5,135       (559)        --
Cambridge Park*     7,627     30,580     38,207     (1,667)        --
Reflections
Apartments          6,928     28,239     35,167       (693)        --
Pinnacle at
Carmel Creek        4,736     45,430     50,166       (532)        --
                  ------- ------------ -------- ------------ ------------
San Diego          42,614    201,950    244,564    (18,772)     56,015
                  ======= ============ ======== ============ ============
Windrush Village    3,747     15,429     19,176     (1,837)        --
The Summit          1,839      7,605      9,444       (938)        --
Candlewood North    2,110      8,691     10,801     (1,033)        --
Village Green         372      3,285      3,657     (2,059)        --
Sycamore Valley     4,617     20,206     24,823     (2,199)        --
Parkside Village    3,417     13,890     17,307     (1,106)      8,506
Parkside Court      2,013      8,941     10,954       (751)      7,815
Parkside
Terrace*            3,016     12,537     15,553     (1,014)      9,308

                             BRE PROPERTIES, INC.

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 2000
                         (Dollar amounts in thousands)

                                                              Initial Cost        Costs
                                                               to Company      Capitalized
                                                          -------------------- Subsequent  Depreciable
                                          Dates Acquired/         Buildings &      to        Lives--
Name                   Location             Constructed    Land   Improvements Acquisition    Years
----                   --------           --------------- ------- ------------ ----------- -----------
APARTMENTS
The Arbors at
Warner Center          Woodland Hills, CA    1978/1994    $ 4,718   $ 19,375      $ 358         40
Pinnacle at
Adams Place            Costa Mesa, CA        1999/1974      4,853     19,739      5,682         40
Pinnacle at            Rancho Santa
Cortesia               Margarita, CA         2000/1999      7,740     30,982        --          40
                                                          -------   --------      -----
Los
Angeles/Orange County                                      38,442    156,856      9,864
                                                          =======   ========      =====
Hazel Ranch            Fair Oaks, CA         1996/1985      2,471      9,885        376         40
Rocklin Gold           Rocklin, CA           1996/1990      1,558      6,232        188         40
Shaliko                Rocklin, CA           1996/1990      2,049      8,198        568         40
Quail Chase            Folsom, CA            1996/1990      1,303      5,211        211         40
Canterbury Downs       Roseville, CA         1996/1993      2,297      9,190        231         40
Selby Ranch            Sacramento, CA      1986/1971-74     2,660     18,340      3,826         40
Overlook at Blue
Ravine I*              Folsom, CA            1997/1991      6,050     24,203        599         40
Arbor Point            Sacramento, CA        1997/1998      1,814      7,256      1,818         40
Overlook at Blue
Ravine II              Folsom, CA            2000/2000      1,014      9,575        --          40
                                                          -------   --------      -----
Sacramento                                                 21,216     98,090      7,817
                                                          =======   ========      =====
Scottsdale Cove        Scottsdale, AZ     1991-94/1992-94   3,243     14,468        577         40
Arcadia Cove           Phoenix, AZ           1996/1996      4,909     19,902        307         40
Newport Landing        Glendale, AZ       1995-96/1987-96   4,467     18,171        642         40
Pinnacle at
South
Mountain I & II*       Phoenix, AZ           1997/1996     11,062     44,257        282         40
Pinnacle at
Union Hills*           Phoenix, AZ           1997/1996      4,626     18,507        114         40
Pinnacle Towne
Center*                Phoenix, AZ           1998/1998      6,688     27,631       (75)         40
Pinnacle
Terrace*               Chandler, AZ          1998/1998      4,561     18,793         68         40
                                                          -------   --------      -----
Phoenix                                                    39,556    161,729      1,915
                                                          =======   ========      =====
Hacienda Del Rio       Tucson, AZ            1994/1983      1,859      7,437        314         40
Colonia Del Rio        Tucson, AZ            1994/1985      1,774      7,094        143         40
Fountain Plaza         Tucson, AZ            1994/1975        907      3,628        244         40
                                                          -------   --------      -----
Tucson                                                      4,540     18,159        701
                                                          =======   ========      =====
Parkwood               Mill Creek, WA        1989/1989    $ 3,947   $ 15,811      $ 300         40
Shadowbrook            Redmond, WA         1987-98/1986     4,776     17,415        697         40
                         Gross Amount at Which Carried at December 31, 2000
                       -------------------------------------------------------
                               Buildings &           Accumulated
Name                    Land   Improvements  Total   Depreciation Encumbrances
----                   ------- ------------ -------- ------------ ------------
APARTMENTS
The Arbors at
Warner Center          $ 4,718   $ 19,733   $ 24,451   $ (1,394)        --
Pinnacle at
Adams Place              4,853     25,421     30,274       (624)        --
Pinnacle at
Cortesia                 7,740     30,982     38,722        --          --
                       ------- ------------ -------- ------------ ------------
Los
Angeles/Orange County   38,442    166,720    205,162    (12,955)    $25,629
                       ======= ============ ======== ============ ============
Hazel Ranch              2,471     10,261     12,732     (1,253)        --
Rocklin Gold             1,558      6,420      7,978       (771)        --
Shaliko                  2,049      8,766     10,815     (1,023)        --
Quail Chase              1,303      5,422      6,725       (666)        --
Canterbury Downs         2,297      9,421     11,718     (1,118)        --
Selby Ranch              2,660     22,166     24,826     (6,949)     11,465
Overlook at Blue
Ravine I*                6,050     24,802     30,852     (2,019)        --
Arbor Point              1,814      9,074     10,888       (727)        --
Overlook at Blue
Ravine II                1,014      9,575     10,589        (14)        --
                       ------- ------------ -------- ------------ ------------
Sacramento              21,216    105,907    127,123    (14,540)     11,465
                       ======= ============ ======== ============ ============
Scottsdale Cove          3,243     15,045     18,288     (2,898)        --
Arcadia Cove             4,909     20,209     25,118     (2,207)        --
Newport Landing          4,467     18,813     23,280     (2,180)        --
Pinnacle at
South
Mountain I & II*        11,062     44,539     55,601     (3,515)     25,054
Pinnacle at
Union Hills*             4,626     18,621     23,247     (1,468)        --
Pinnacle Towne
Center*                  6,688     27,556     34,244     (1,398)     18,796
Pinnacle
Terrace*                 4,561     18,861     23,422       (948)        --
                       ------- ------------ -------- ------------ ------------
Phoenix                 39,556    163,644    203,200    (14,614)     43,850
                       ======= ============ ======== ============ ============
Hacienda Del Rio         1,859      7,751      9,610     (1,198)      5,283
Colonia Del Rio          1,774      7,237      9,011     (1,129)        --
Fountain Plaza             907      3,872      4,779       (604)      2,999
                       ------- ------------ -------- ------------ ------------
Tucson                   4,540     18,860     23,400     (2,931)      8,282
                       ======= ============ ======== ============ ============
Parkwood               $ 3,947   $ 16,111   $ 20,058   $ (4,484)        --
Shadowbrook              4,776     18,112     22,888     (4,882)    $ 3,260

                             BRE PROPERTIES, INC.

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 2000
                         (Dollar amounts in thousands)

                                                     Initial Cost         Costs
                                                      to Company       Capitalized
                                        Dates    --------------------- Subsequent  Depreciable
                                      Acquired/           Buildings &      to        Lives--
Name              Location           Constructed   Land   Improvements Acquisition    Years
----              --------           ----------- -------- ------------ ----------- -----------
APARTMENTS
Citywalk          Seattle, WA         1988/1988     1,123       4,276        154        40
Thrasher's Mill   Bothell, WA         1996/1988     2,031       8,223        357        40
Ballinger
Commons           Seattle, WA         1996/1989     5,824      23,519        705        40
Park at Dash
Point             Federal Way, WA     1997/1989     3,074      12,411        387        40
Montebello        Kirkland, WA        1998/1998     6,680      27,274        140        40
Park Highland     Bellevue, WA        1998/1993     5,602      22,483        112        40
Brentwood
Townhomes         Kent, WA            1998/1991     1,387       5,574        312        40
Pinnacle
Bellecentre       Bellevue, WA        2000/2000     4,464      11,557        --         40
                                                 --------  ----------    -------
Seattle                                            38,908     148,543      3,164
                                                 ========  ==========    =======
Brookdale Glen    Portland, OR        1993/1985     2,797      11,188        980        40
Berkshire Court   Wilsonville, OR     1996/1996     3,284      13,200      1,338        40
Carriage House    Vancouver, WA       1999/1993     1,827       7,579         70        40
                                                 --------  ----------    -------
Portland                                            7,908      31,967      2,388
                                                 ========  ==========    =======
Pinnacle at Fort
Union*            Salt Lake City, UT  1997/1997     3,008      12,034        109        40
Pinnacle
Reserve*          Draper, UT          1997/1997     8,698      34,781      1,028        40
Pinnacle
Lakeside*         Salt Lake City, UT  1997/1985     3,217      12,876      1,187        40
Pinnacle Canyon
View*             Orem, UT            1998/1998     5,049      20,927       (139)       40
Pinnacle
Mountain View*    Clearfield, UT      1998/1998     5,030      20,684        439        40
                                                 --------  ----------    -------
Salt Lake City                                     25,002     101,302      2,624
                                                 ========  ==========    =======
Landing at Bear
Creek             Lakewood, CO        1998/1996     3,666      14,777        210        40
Pinnacle at
Hunters Glen*     Thornton, CO        1998/1998     4,387      17,908        995        40
Pinnacle
Mountain Gate     Littleton, CO       2000/1999     8,368      33,513        --         40
                                                 --------  ----------    -------
Denver                                             16,421      66,198      1,205
                                                 ========  ==========    =======
Total                                            $310,271  $1,287,804    $48,411
                                                 ========  ==========    =======
                      Gross Amount at Which Carried at December 31, 2000
                  ----------------------------------------------------------
                           Buildings &             Accumulated
Name                Land   Improvements   Total    Depreciation Encumbrances
----              -------- ------------ ---------- ------------ ------------
APARTMENTS
Citywalk             1,123       4,430       5,553     (1,394)         --
Thrasher's Mill      2,031       8,580      10,611     (1,000)         --
Ballinger
Commons              5,824      24,224      30,048     (2,826)         --
Park at Dash
Point                3,074      12,798      15,872     (1,163)         --
Montebello           6,680      27,414      34,094     (1,936)         --
Park Highland        5,602      22,595      28,197     (1,426)         --
Brentwood
Townhomes            1,387       5,886       7,273       (363)         --
Pinnacle
Bellecentre          4,464      11,557      16,021        (45)         --
                  -------- ------------ ---------- ------------ ------------
Seattle             38,908     151,707     190,615    (19,519)       3,260
                  ======== ============ ========== ============ ============
Brookdale Glen       2,797      12,168      14,965     (2,372)         --
Berkshire Court      3,284      14,538      17,822     (1,473)         --
Carriage House       1,827       7,649       9,476       (520)       4,908
                  -------- ------------ ---------- ------------ ------------
Portland             7,908      34,355      42,263     (4,365)       4,908
                  ======== ============ ========== ============ ============
Pinnacle at Fort
Union*               3,008      12,143      15,151       (960)         --
Pinnacle
Reserve*             8,698      35,809      44,507     (2,799)         --
Pinnacle
Lakeside*            3,217      14,063      17,280     (1,256)       8,851
Pinnacle Canyon
View*                5,049      20,788      25,837       (932)         --
Pinnacle
Mountain View*       5,030      21,123      26,153     (1,090)         --
                  -------- ------------ ---------- ------------ ------------
Salt Lake City      25,002     103,926     128,928     (7,037)       8,851
                  ======== ============ ========== ============ ============
Landing at Bear
Creek                3,666      14,987      18,653     (1,136)         --
Pinnacle at
Hunters Glen*        4,387      18,903      23,290       (857)         --
Pinnacle
Mountain Gate        8,368      33,513      41,881        (70)         --
                  -------- ------------ ---------- ------------ ------------
Denver              16,421      67,403      83,824     (2,063)         --
                  ======== ============ ========== ============ ============
Total             $310,271  $1,336,215  $1,646,486  $(124,618)    $214,253
                  ======== ============ ========== ============ ============

-----
 * Property held by a consolidated subsidiary of the Company.
** These properties are also collateral for the loan shown on the Cimmaron property.

                              BRE PROPERTIES, INC.

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 2000
                             (Amounts in thousands)

  The activity in investments in rental properties and related depreciation for the three-year period ended December 31, 2000 is as follows:

Investments in rental properties:

                                                 Years ended December 31,
                                             ----------------------------------
                                                2000        1999        1998
                                             ----------  ----------  ----------
Balance at beginning of year...............  $1,691,762  $1,618,461  $1,259,941
Investments purchased......................     171,741      59,206     165,162
Transfers from construction in progress and
 other miscellaneous
 capitalization............................      76,619       3,301     215,866
Investments sold...........................    (309,561)     (6,525)    (32,867)
Capital expenditures.......................       4,647       4,715       3,694
Rehabilitation expenditures................      11,278      12,604       6,665
                                             ----------  ----------  ----------
Balance at end of year.....................  $1,646,486  $1,691,762  $1,618,461
                                             ==========  ==========  ==========

Accumulated Depreciation:
                                                 Years ended December 31,
                                             ----------------------------------
                                                2000        1999        1998
                                             ----------  ----------  ----------
Balance at beginning of year...............  $  109,623  $   75,838  $   49,721
Depreciation expense.......................      37,425      35,524      27,763
Other depreciation.........................      (2,510)     (1,301)       (492)
Accumulated depreciation on investments
 sold......................................     (19,920)       (438)     (1,154)
                                             ----------  ----------  ----------
Balance at end of year.....................  $  124,618  $  109,623  $   75,838
                                             ==========  ==========  ==========

                               INDEX TO EXHIBITS

 Exhibit
 Number                            Identity of Exhibit
 -------                           -------------------
  3.0    Articles of Amendment (previously filed on April 28, 1997 as Exhibit
          4.2 to the Registrant's Registration Statement on Form S-3 (No. 333-
          24915), as amended, and incorporated by reference herein)

  3.1 Articles Supplementary of the Registrant, classifying and designating the Series A Preferred Stock (previously filed on January 29, 1999 as
          Exhibit 4.1 to the Registrant's Current Report on Form 8-K and incorporated by reference herein)

  3.2 Certificate of Correction of the Registrant (previously filed on January 29, 1999 as Exhibit 1.3 to the Registrant's Form 8-A and incorporated by reference herein)

  3.3    Amended and Restated By-Laws of the Registrant (previously filed on
          August 14, 1998 as Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

  4.0    Indenture dated as of June 23, 1997 between the Registrant and Chase
          Trust Company of California (previously filed on June 23, 1997 as
          Exhibit 4.1 to the Registrant's Current Report on Form 8-K and incorporated by reference herein)

  4.1    First Supplemental Indenture dated as of April 23, 1998 between the
          Registrant and Chase Manhattan Bank and Trust Company, National
          Association, as successor trustee (previously filed on May 14, 1998 as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

  4.2    Form of Note due 2007 (previously filed on June 23, 1997 as Exhibit
          4.2 to the Registrant's Current Report on Form 8-K and incorporated by reference herein)

  4.3    Form of Note due 2013 (previously filed on February 24, 1998 as
          Exhibit 4.2 of the Registrant's Current Report on Form 8-K and incorporated by reference herein)

  4.4    Rights Agreement between the Registrant and Bank of America, N.T. &
          S.A., dated August 14, 1988 (previously filed on August 14, 1988 as
          Exhibit 4.1 to the Registrant's Current Report on Form 8-K and incorporated by reference herein)

  4.5    Supplement to Rights Agreement between the Registrant and Chemical
          Trust Company of California dated July 30, 1992 (previously filed on
          April 10, 1997 as Exhibit 4.4 to the Registrant's Registration
          Statement on Form S-3 (No. 333-24915), as amended, and incorporated by reference herein)

  4.6    Form of Note due 2011 (previously filed on January 12, 2001 as Exhibit
          4.1 to the Registrant's Current Report on Form 8-K and incorporated by reference herein)

 10.1 1984 Stock Option Plan, as amended to date (previously filed on October 19, 1992 in the Exhibits to the Registrant's Annual Report on
          Form 10-K and incorporated by reference herein)

 10.2    1992 Employee Stock Option Plan, as amended and restated to date
          (previously filed on October 19, 1992 in the Exhibits to the Registrant's Annual Report on Form 10-K and incorporated by reference herein)

 10.3 1992 Payroll Investment Plan (previously filed on October 19, 1992 in the Exhibits to the Registrant's Annual Report on Form 10-K and incorporated by reference herein)

 10.4    Employment agreement with Frank C. McDowell dated June 5, 1995
          (previously filed on October 23, 1995 as Exhibit 10.8 to the
          Registrant's Form 10-K and incorporated by reference herein)

 10.5    BRE Properties, Inc. Retirement Plan as amended (previously filed on
          October 24, 1988 in the Exhibits to the Registrant's Annual Report on
          Form 10-K and incorporated by reference herein)

 Exhibit
 Number                            Identity of Exhibit
 -------                           -------------------
 10.6    BRE Properties, Inc. Supplemental ERISA Retirement Plan (previously filed on October 23, 1995 as Exhibit 10.12 to the Registrant's Annual
          Report on Form 10-K and incorporated by reference herein)

 10.7    Sublease with Wells Fargo Bank on 10,142 square feet at Suite 2500,
          One Montgomery Street, San Francisco, California (previously filed on
          October 24, 1988 in the Exhibits to the Registrant's Annual Report on
          Form 10-K and incorporated by reference herein)

 10.8    Form of deferred compensation agreement with Eugene P. Carver
          (previously filed on October 13, 1994 as Exhibit 10.10 to the
          Registrant's Annual Report Form 10-K and incorporated by reference herein)

 10.9 Treasury Lock Swap Transaction (previously filed on November 14, 1996 as Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

 10.10   Employment agreement with Jay W. Pauly (previously filed on December
          22, 1995 in the Registrant's Form S-4 (File No. 333-65365) and incorporated by reference herein)

 10.11   Employment agreement with LeRoy E. Carlson dated March 15, 1996
          (previously filed on December 22, 1995 in the Registrant's Form S-4
          (File No. 333-65365) and incorporated by reference herein)

 10.12   Employment agreement with John H. Nunn (previously filed on December
          22, 1995 in the Registrant's Form S-4 (File No. 33-65365) and incorporated by reference herein)

 10.13   Dividend Reinvestment Plan (previously filed on August 9, 1996 in the
          Registrant's Registration Statement on Form S-3 (File No. 333-09945) and incorporated by reference herein)

 10.14   1991 Stock Option Plan for Real Estate Investment Trust of California
          (previously filed on February 19, 1997 as Exhibit 10.22 to the
          Registrant's Annual Report on Form 10-K, as amended by the Annual
          Report on the Registrant's Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

 10.15 Loan Agreement between The Prudential Insurance Registrant of America, as Lender and Real Estate Investment Trust of California, as
          Borrower, dated as of January 31, 1994 (previously filed on February
          19, 1997 as Exhibit 10.30 to the Registrant's Form 10-K, as amended by the Report on the Registrant's Annual Report on Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

 10.16   First Amendment to Loan Agreement by and between The Prudential
          Insurance Company of America and Real Estate Investment Trust of
          California, dated July 7, 1995 (previously filed on February 19, 1997 as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K, as amended by the Annual Report on the Registrant's Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

 10.17   Second Amendment to Loan Agreement by and between The Prudential
          Insurance Company of America and the Registrant, dated April 30, 1996
          (previously filed on February 19, 1997 as Exhibit 10.32 to the
          Registrant's Annual Report on Form 10-K, as amended by the Annual
          Report on the Registrant's Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

 10.18   Third Amendment to Loan Agreement by and between The Prudential
          Insurance Company of America and the Registrant, dated November 20,
          1996 (previously filed on February 19, 1997 as Exhibits 10.33 to the
          Registrant's Annual Report on Form 10-K, as amended by the Report on the Registrant's Annual Report on Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

 10.19   Loan Agreement between The Prudential Insurance Company of America, as
          Lender and Real Estate Investment Trust of California, as Borrower, dated as of July 7, 1995 (previously filed on February 19, 1997 as
          Exhibit 10.34 to the Registrant's Annual Report on Form 10-K, as amended by the Report on the Registrant's Annual Report on Form 10-
          K/A filed on April 25, 1997 and incorporated by reference herein)

 Exhibit
 Number                            Identity of Exhibit
 -------                           -------------------
 10.20   First Amendment to Loan Agreement by and between The Prudential
          Insurance Company of America and the Registrant, dated July 7, 1995
          (previously filed on February 19, 1997 as Exhibit 10.35 to the
          Registrant's Annual Report on Form 10-K, as amended by the Annual
          Report on the Registrant's Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

 10.21   Second Amendment to Loan Agreement by and between The Prudential
          Insurance Company of America and the Registrant, dated April 30, 1996
          (previously filed on February 19, 1997 as Exhibit 10.36 to the
          Registrant's Annual Report on Form 10-K, as amended by the Annual
          Report on the Registrant's Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

 10.22   Third Amendment to Loan Agreement by and between The Prudential
          Insurance Company of America and the Registrant, dated February 25,
          1997 (previously filed on August 12, 1997 as Exhibit 10.38 to the
          Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

 10.23   Fourth Amendment to Loan Agreement by and between The Prudential
          Insurance Company of America and the Registrant, dated February 25,
          1997 (previously filed on August 12, 1997 as Exhibit 10.37 to the
          Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

 10.24   Fifth Amendment to Loan Agreement by and between The Prudential
          Insurance Company of America and the Registrant, dated June 30, 1997
          (previously filed on August 12, 1997 as Exhibit 10.39 to the
          Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

 10.25   Fourth Amendment to Loan Agreement by and between The Prudential
          Insurance Company of America and the Registrant, dated June 30, 1997
          (previously filed on August 12, 1997 as Exhibit 10.40 to the
          Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

 10.26   Amended and Restated 1992 Employee Stock Plan (previously filed on
          November 14, 1997 as Exhibit 10.45 to the Registrant's Quarterly
          Report on Form 10-Q and incorporated by reference herein)

 10.27   Contribution Agreement dated as of September 29, 1997 between the
          Registrant, BRE Property Investors LLC and the TCR Signatories
          (previously filed on November 14, 1997 as Exhibit 10.44 to the
          Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

 10.28   The Registration Rights Agreement among the Registrant, BRE Property
          Investors LLC and the other signatories thereto dated November 18, 1997 (previously filed on December 3, 1997 as Exhibit 4.6 to the
          Registrant's Registration Statement on Form S-3 (No. 333-41433), as amended, and incorporated by reference herein)

 10.29   Amended and Restated Limited Liability Company Agreement of BRE
          Property Investors LLC, dated as November 18, 1997 (previously filed on December 18, 1997 as Exhibit 10.1 to the Registrant's Current
          Report on Form 8-K and incorporated by reference herein)

 10.30   Unsecured Line of Credit Loan Agreement, dated as of November 17,
          1997, by and between the Registrant, and Bank of America National
          Trust and Savings Association (previously filed on December 18, 1997 as Exhibit 10.3 to the Registrant's Current Report on Form 8-K and incorporated by reference herein)

 10.31   The Registration Rights Agreement between the Registrant and Legg
          Mason Unit Investment Trust Series 7, Legg Mason REIT Trust, December
          1998 Series, dated as of December 23, 1997, (previously filed on
          January 27, 1998 as Exhibit 4.6 of the Registrant's Registration
          Statement on Form S-3 (No. 333-44997), as amended, and incorporated by reference herein)

 10.32   Amended and Restated Credit Agreement with Sanwa Bank, dated December
          31, 1997 (previously filed on March 26, 1998 as Exhibit 10.35 to the
          Registrant's Annual Report on Form 10-K and incorporated by reference herein)

 Exhibit
 Number                            Identity of Exhibit
 -------                           -------------------
 10.33   Treasury rate guarantee hedge with Morgan Stanley, dated November 21,
          1997 (previously filed on March 26, 1998 as Exhibit 10.36 to the
          Registrant's Annual Report on Form 10-K and incorporated by reference herein)

 10.34 Office Lease between OTR, an Ohio general partnership and the Registrant dated September 26, 1997 (previously filed on March 26,
          1998 as Exhibit 10.37 to the Registrant's Annual Report on Form 10-K and incorporated by reference herein)

 10.35 Loan Modification Agreement by and among the Registrant, various financial institutions, and Bank of America NT&SA dated January 18, 1998 (previously filed on March 26, 1998 as Exhibit 10.38 to the
          Registrant's Annual Report on Form 10-K and incorporated by reference herein)

 10.36   Employment agreement with Bruce C. Ward dated November 18, 1997
          (previously filed on March 26, 1998 as Exhibit 10.39 to the
          Registrant's Annual Report on Form 10-K and incorporated by reference herein)

 10.37 Amended and Restated Non-Employee Director Stock Option Plan as amended March 2, 1998 (previously filed on May 14, 1998 as Exhibit
          10.1 to the Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

 10.38   First Amendment to Credit Agreement with Sanwa Bank dated June 3, 1998
          (previously filed on August 14, 1998 as Exhibit 10.1 to the
          Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

 10.39 Form of Indemnification Agreement (previously filed on August 14, 1998 as Exhibit 10.2 to the Registrant's Form 10-Q and incorporated by reference herein)

 10.40   Amended and Restated Line of Credit with Bank of America dated October
          21, 1998 (previously filed on November 13, 1998 as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

 10.41   1999 BRE Stock Incentive Plan (previously filed on August 16, 1999 as
          Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

 10.42   Amended and Restated Non-Employee Director Stock Option Plan
          (previously filed on August 16, 1999 as Exhibit 10.2 to the
          Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

 10.43   First Amendment Agreement dated as of February 4, 2000 to Bank of
          America Amended and Restated Unsecured Line of Credit Agreement
          (previously filed on March 14, 2000 as Exhibit 10.43 to the
          Registrant's Annual Report on Form 10-K, as amended by the Annual
          Report on Form 10-K/A filed on August 4, 2000 and incorporated by reference herein)

 10.44   BRE Properties Inc. Deferred Compensation Plan effective January 1,
          2000 (previously filed on March 14, 2000 as Exhibit 10.43 to the
          Registrant's Annual Report on Form 10-K, as amended by the Annual
          Report on Form 10-K/A filed on August 4, 2000 and incorporated by reference herein)

 10.45   Unsecured Line of Credit Loan Agreement by and among the Registrant,
          Bank of America and various institutions party thereto dated June 1, 2000 (previously filed on August 14, 2000 as Exhibit 10.1 to the
          Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

 10.46   Employment Agreement with Edward F. Lange, Jr. dated June 23, 2000
          (previously filed on August 14, 2000 as Exhibit 10.1 to the
          Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

 10.47   Purchase and Sale Agreement by and between the Registrant and G&I III
          Residential One LLC dated July 10, 2000 (previously filed on
          September 8, 2000 as Exhibit 2.1 to the Registrant's Current Report on Form 8-K and incorporated by reference herein)

 Exhibit
 Number                            Identity of Exhibit
 -------                           -------------------
 10.48   Amendment No. 1 to the Purchase and Sale Agreement by and between the
          Registrant and G&I III Residential One LLC dated September 6, 2000
          (previously filed on September 28, 2000 as Exhibit 2.1 to the
          Registrant's Current Report on Form 8-K and incorporated by reference herein)

 10.49 Amendment No. 2 to the Purchase and Sale Agreement by and between the Registrant and G&I III Residential One LLC dated October 24, 2000
          (previously filed on November 14, 2000 as Exhibit 10.3 to the
          Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

 10.50 Amendment No. 3 to the Purchase and Sale Agreement by and between the Registrant and G&I III Residential One LLC dated January 31, 2001

 10.51   First amendment to the 1999 BRE Stock Incentive Plan

 10.52   Second amendment to the 1999 BRE Stock Incentive Plan

 10.53 Second Amended and Restated Unsecured Line of Credit Loan Agreement by and among the Registrant, Bank of America, N.A., and certain banks as parties thereto, dated December 19, 2000

 10.54   Side Letter Agreement by and among the Registrant, Bank of America,
          N.A. and certain banks as parties thereto, dated January 11, 2001

 10.55 Promissory Note payable by BRE Properties, Inc. to the order of Prudential Multifamily Mortgage, Inc. dated September 28, 2000

 10.56   Employment agreement with Stephen E. Lefkovits

 10.57   Employment agreement with Bradley P. Griggs

 10.58   Employment agreement with Frank C. McDowell

 10.59   Amended and Restated Non-Employee Director Stock Option Plan dated
          January 27, 2000

 10.60   First Amendment to the Amended and Restated Non-Employee Director
          Stock Option Plan dated June 29, 2000

 10.61   First Amendment to the 1992 Amended and Restated Stock Plan dated June
          29, 2000

 12      Statements re: computation of ratios

 21      Subsidiaries of the Registrant

 23.1    Consent of Ernst & Young LLP