Form 10-Q
period 2001-03-31
BRE PROPERTIES INC /MD/
filed 2001-05-09
CIK 1011174

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2001 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-5305

                             BRE PROPERTIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Maryland                                     94-1722214
------------------------------------------------               ---------------
(State or other jurisdiction of incorporation or    (I.R.S. Employer Identification No.)
                 organization)

             44 Montgomery Street
                  36/th/ Floor
               San Francisco, CA                                 94104-4809
------------------------------------------------               --------------
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

              Yes X                                         No
              -----                                         -----

Number of shares of common stock
Outstanding as of May 2, 2001                          46,390,864

                             BRE PROPERTIES, INC.

                              INDEX TO FORM 10-Q

                                March 31, 2001

                                                                                       Page No.
                                                                                       --------
PART I         FINANCIAL INFORMATION

               ITEM 1:
               Consolidated balance sheets - March 31, 2001 and December 31,                  2
               2000

               Consolidated statements of income - three months ended March 31,               3
               2001 and 2000

               Consolidated statements of cash flows - three months ended March               4
               31, 2001 and 2000

               Notes to consolidated financial statements                                   5-6

               ITEM 2:
               Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                       7-14

               ITEM 3:
               Quantitative and Qualitative Disclosures about Market Risk                    14

PART II        OTHER INFORMATION

               ITEM 1   Legal Proceedings                                                    15
               ITEM 2   Changes in Securities and Use of Proceeds                            15
               ITEM 3   Defaults Upon Senior Securities                                      15
               ITEM 4   Submission of Matters to a Vote of Security Holders                  15
               ITEM 5   Other Information                                                    15
               ITEM 6   Exhibits and Reports on Form 8-K                                     15

PART I   FINANCIAL INFORMATION
ITEM 1 - Financial Statements
         --------------------
BRE Properties, Inc.
Consolidated Balance Sheets (unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except per share data)

                                                                                March 31,               December 31,
                                                                                  2001                      2000
                                                                               -----------              ------------
Assets
------

Real estate portfolio:
Direct investments in real estate:
  Investments in rental properties                                              $1,670,648                $1,646,486
  Construction in progress                                                          48,662                    57,961
  Less: accumulated depreciation                                                  (132,500)                 (124,618)
                                                                               -----------              ------------
                                                                                 1,586,810                 1,579,829
                                                                               -----------              ------------
Equity interests in and advances to real estate joint ventures:
  Investments in rental properties                                                  30,753                    27,477
  Construction in progress                                                          29,884                    34,439
                                                                               -----------              ------------
                                                                                    60,637                    61,916

Land under development                                                              27,193                    30,144
                                                                               -----------              ------------

Total real estate portfolio                                                      1,674,640                 1,671,889

Cash                                                                                 2,586                       262
Other assets                                                                        51,876                    45,978
                                                                               -----------              ------------
Total assets                                                                    $1,729,102                $1,718,129
                                                                               ===========              ============
Liabilities and Shareholders' Equity
------------------------------------

Liabilities
Unsecured senior notes                                                          $  483,000                $  243,000
Mortgage loans                                                                     213,472                   214,253
Unsecured line of credit                                                           137,000                   368,000
Accounts payable and accrued expenses                                               27,924                    22,048
                                                                               -----------              ------------
     Total liabilities                                                             861,396                   847,301
                                                                               -----------              ------------
Commitments and contingencies (Note C)

Minority interest                                                                   59,369                    69,712
                                                                               -----------              ------------
Shareholders' equity
Preferred stock; $.01 par value; 10,000,000 shares authorized, liquidation preference $25 per share.  Issued and outstanding:
  2,150,000 8 1/2% Series A cumulative redeemable shares.                           53,750                    53,750
Common stock, $.01 par value; 100,000,000 shares authorized.
  Shares issued and outstanding: 46,391,017 at March 31, 2001
  and 45,895,281 at December 31, 2000.                                                 464                       459
Additional paid-in capital                                                         710,984                   699,264
Accumulated net income in excess of cumulative dividends                            46,541                    50,476
Stock purchase loans to executives                                                  (3,402)                   (2,833)
                                                                               -----------              ------------
     Total shareholders' equity                                                    808,337                   801,116
                                                                               -----------              ------------

     Total liabilities and shareholders' equity                                 $1,729,102                $1,718,129
                                                                               ===========              ============

See notes to consolidated financial statements

Consolidated Statements of Income (unaudited)
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                             For the Three Months Ended
                                                                                     March 31,
                                                                         ---------------------------------
                                                                            2001                  2000
                                                                         -----------          ------------
Revenues
Rental income                                                               $60,475               $57,642
Partnership and ancillary income                                              3,373                 2,787
Other income                                                                  1,512                 1,174
                                                                         -----------          ------------

     Total revenues                                                          65,360                61,603
                                                                         -----------          ------------
Expenses
Real estate                                                                  17,556                17,405
Depreciation                                                                  9,262                 8,980
Interest                                                                     12,031                11,635
General and administrative                                                    2,354                 1,894
Equity in losses of Internet business                                         4,308                     -
                                                                         -----------          ------------

     Total expenses                                                          45,511                39,914
                                                                         -----------          ------------

Income before net gain on sale of investments in rental
  properties, minority interest and dividends attributable
  to preferred stock                                                         19,849                21,689
Net gain on sale of investments in rental properties                              -                     -
Minority interest in income                                                   1,048                 1,352
                                                                         -----------          ------------
  Net income                                                                 18,801                20,337
Dividends attributable to preferred stock                                     1,142                 1,142
                                                                         -----------          ------------
  Net income available to common shareholders                               $17,659               $19,195
                                                                         ===========          ============

Net income per outstanding common share:
Income before net gain on sale of investments in rental properties
  less minority interest                                                    $  0.38               $  0.43
Net gain on sale of investments in rental properties                              -                     -
                                                                         -----------          ------------
Net income per share - basic                                                $  0.38               $  0.43
                                                                         ===========          ============
Income before net gain on sale of investments in rental properties
  and minority interest                                                     $  0.38               $  0.42
Net gain on sale of investments in rental properties                              -                     -
                                                                         -----------          ------------
Net income per share - assuming dilution                                    $  0.38               $  0.42
                                                                         ===========          ============

Weighted average common shares outstanding - basic                           46,230                44,710
                                                                         ===========          ============

Weighted average common shares outstanding - assuming dilution               48,680                47,860
                                                                         ===========          ============

Dividends declared and paid per common share                                $ 0.465               $ 0.425
                                                                         ===========          ============

See notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands)

                                                                             For the Three Months Ended
                                                                                     March 31,
                                                                         ---------------------------------
                                                                             2001                 2000
                                                                         -----------          ------------
Cash flows from operating activities:
Net income                                                                $  18,801              $ 20,337
Adjustments to reconcile net income to net cash flows generated by operating activities:
   Depreciation                                                               9,262                 8,980
   Minority interest in income                                                1,048                 1,352
   Equity in losses of Internet business                                      4,308                     -
   Increase in other assets                                                    (934)               (4,280)
   Increase in accounts payable and accrued expenses                          5,876                 1,481
                                                                         -----------          ------------
Net cash flows generated by operating activities                             38,361                27,870
                                                                         -----------          ------------
Cash flows from investing activities:
Capital expenditures                                                         (1,106)               (1,199)
Rehabilitation and other expenditures                                        (6,221)                 (613)
Proceeds from sale of investment in rental property                           7,834                     -
Additions to direct investment construction in progress                     (11,058)              (14,359)
Advances to joint ventures-construction in progress                         (11,432)              (17,251)
Reimbursements of construction in progress from joint ventures               12,272                16,926
Additions to land under development                                          (2,538)              (10,800)
Distributions from joint ventures, net                                          439                     -
Investment in other joint venture                                            (1,253)                    -
Advances to Internet business                                                (1,038)                    -
                                                                         -----------          ------------
Net cash flows used in investing activities                                 (14,101)              (27,296)
                                                                         -----------          ------------
Cash flows from financing activities:
Principal payments on unsecured senior notes and mortgage loans             (10,781)              (15,780)
Line of credit:
   Advances                                                                  62,000                77,000
   Repayments                                                              (293,000)              (51,500)
   Renewal fees                                                              (3,770)                    -
Issuance of unsecured senior notes, net                                     246,586                     -
Dividends paid                                                              (22,736)              (20,132)
Proceeds from exercises of stock options, net                                   774                     1
Distributions to minority members, net                                       (1,009)               (2,802)
                                                                         -----------          ------------
Net cash flows used in financing activities                                 (21,936)              (13,213)
                                                                         -----------          ------------
Increase in cash                                                              2,324               (12,639)
Balance at beginning of period                                                  262                13,812
                                                                         -----------          ------------
Balance at end of period                                                  $   2,586              $  1,173
                                                                         ===========          ============
Supplemental disclosure of non cash activity:
Transfers of direct investments in real estate-construction in
  progress to investment in rental properties                             $  25,846              $  5,049
                                                                         ===========          ============
Transfers of land under development to direct investments in real
  estate-construction in progress                                         $   5,489              $ 25,212
                                                                         ===========          ============
Transfers of real estate joint ventures-construction in progress to
  investments in rental properties                                        $   3,715                     -
                                                                         ===========          ============
Interest capitalized                                                      $   3,506              $  2,938
                                                                         ===========          ============
Minority interest unit conversions to common shares                       $  10,382                     -
                                                                         ===========          ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------
March 31, 2001

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements have been omitted. These consolidated financial statements should be read in conjunction with the Annual Report of BRE Properties, Inc. (the "Company" or "BRE") on Form 10-K for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments only) necessary for a fair presentation of the Company's consolidated financial statements for the interim periods presented.

Certain reclassifications have been made from the prior period's presentation to conform to the current period's presentation.

NOTE B - REPORTABLE SEGMENTS
----------------------------

BRE has determined that it has one operating and reportable segment, multifamily communities, which comprised approximately 98% of BRE's assets and revenues for the three months ended March 31, 2001. All multifamily communities owned by the Company are located in the Western United States, in three general markets that it defines as Coastal, Desert and Mountain states.

BRE's business focus is the ownership and operation of multifamily communities and it evaluates performance and allocates resources primarily based on the net operating income ("NOI") of each individual multifamily community. NOI is defined by the Company (and generally by the real estate industry) as the excess of all revenue generated by the community (primarily rental revenue) less direct operating expenses (primarily, but not limited to, payroll, property taxes, insurance and maintenance expense). Accordingly, NOI excludes depreciation, capitalized expenditures and interest expense. NOI from multifamily communities totaled $46,292,000 and $43,024,000 for the three months ended March 31, 2001 and 2000, respectively. All other segment measurements are presently disclosed in the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements.

All BRE revenues are from external customers. There are no tenants that contributed 10% or more of BRE's total revenues in the three months ended March 31, 2001 or 2000. Interest income is not separately reported, as it is immaterial. Interest expense on debt is not allocated to individual properties, even if such debt is secured. Further, minority interest in consolidated subsidiaries is not allocated to the related properties. There is no provision for income tax as the Company is organized as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

NOTE C - COMMITMENTS AND CONTINGENCIES
--------------------------------------

As of March 31, 2001, the Company had commitments to sell two communities pursuant to the third quarter 2000 agreement with G&I III Residential One, LLC. Although there can be no assurance, BRE anticipates that the remaining two communities (totaling 445 units and located in Tucson) will be sold and contributed to a joint venture in the second quarter of 2001. The remaining two communities represent approximately $11,000,000 of the total $280,000,000 sales price for all 22 communities. This third closing is subject to customary closing conditions and loan assumptions. Because of uncertainties inherent in real estate transactions, these properties are included in direct investments in real estate and depreciated, rather than reclassified to "held for sale."

BRE has agreed to provide VelocityHSI, Inc. ("VelocityHSI") with up to $10,000,000 to be used for general corporate purposes, through September 30, 2001. BRE has also agreed to provide VelocityHSI with funds through September 30, 2001 (originally expected to be $4,000,000) to finance the installation of equipment at properties owned by BRE. Installation of equipment at the Company's apartment communities has been suspended pending VelocityHSI's development of a new operating and capital plan. VelocityHSI must repay advances on or before September 30, 2001, together with interest on periodic unpaid balances at a rate of 9% per year. Balances under these two agreements were approximately $7,100,000 and $1,200,000, respectively, at March 31, 2001. BRE's investment in VelocityHSI is recorded under the equity method of accounting, with losses being recorded on a 90-day lag basis. BRE is required to record 100% of VelocityHSI's losses to the extent of its investment and advances until VelocityHSI secures an independent source of financing. As of March 31, 2001 BRE's investment in VelocityHSI had been reduced to zero under the equity method of accounting. BRE has reduced the funds available to VelocityHSI for general corporate purposes by $2,400,000, to reserve against potential BRE liabilities related to VelocityHSI. Once VelocityHSI draws the remaining balance available under the agreement, which is expected to occur in the second quarter of 2001, BRE intends to provide for the $2,400,000 reserve and recognize VelocityHSI losses equal to the amount drawn and reserved. As a result, no losses are expected to be recorded subsequent to June 30, 2001.

BRE is defending various claims and legal actions that arise from its normal course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions will have a material adverse effect on BRE's consolidated results of operations or financial position.

NOTE D - MINORITY INTEREST CONVERSIONS
--------------------------------------

On November 18, 1997, BRE acquired certain assets and operations of Trammell Crow Residential West. In connection with the transaction, certain entities received operating company units in BRE Property Investors LLC. The units are exchangeable to common stock on a 1:1 basis after a one-year holding period. The operating company units are held by members representing minority interest. During the quarter ended March 31, 2001, 385,516 operating company units were converted to BRE common shares, reducing minority interest by $10,382,000. Approximately 1,902,000 units remain outstanding as of March 31, 2001.

ITEM 2 -- Management's Discussion and Analysis of Financial
        Condition and Results of Operations
--------------------------------------------------------------------------------
March 31, 2001

Overview

BRE Properties, Inc. is a self-administered equity real estate investment trust or "REIT" focused on the acquisition, development, and management of multifamily apartment communities in 10 metropolitan markets of the Western United States. At March 31, 2001, our portfolio had real estate assets with a book value of approximately $1.7 billion that included 72 wholly or majority-owned apartment communities, aggregating 20,267 units; 3 apartment communities that we manage and own in partnerships or other joint venture arrangements, comprised of 780 apartment units; and 10 apartment communities in various stages of construction and development totaling 2,339 units.

We completed one directly owned development community during the first quarter of 2001: Pinnacle BellCentre, located in Bellevue, Washington. This community added 248 apartment units to our portfolio, for a total investment of $41,000,000. It is anticipated that this property will achieve stabilization during the first quarter of 2002.

In the first quarter of 2001, we also completed a joint venture development community, Pinnacle at Queen Creek, a 252-unit complex located in Chandler, Arizona. The apartment community was developed with a total cost of approximately $19,000,000; under the terms of the joint venture agreement, we retained an investment of approximately $4,000,000.

We began construction on one directly owned development community, Pinnacle at Otay Ranch I, located in the San Diego suburb of Chula Vista, California, during the first quarter of 2001. Upon completion, this community will add 160 apartment units to the portfolio, with a projected investment of $21,600,000.

In addition to historical information, we have made forward looking statements in this report on Form 10-Q. These forward-looking statements pertain to, among other things, our capital resources, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties. You should not rely on these statements as predictions of future events because there is no assurance that the events or circumstances reflected in the statements can be achieved or will occur. Forward-looking statements are identified by words such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect or imprecise or incapable of being realized. The following factors, among others, could affect actual results and future events: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to successfully integrate acquired properties and operations, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code as of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends upon economic trends, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors. Do not rely solely on forward-looking statements, which only reflect management's analysis. We assume no obligation to update forward-looking statements.

Liquidity and Capital Resources

At March 31, 2001, BRE's net real estate investments totaled approximately $1,675,000,000, which included 72 wholly or majority-owned apartment communities, 3 apartment communities that we manage and own in partnerships or other joint venture arrangements, and ten apartment communities under various stages of construction and development.

Depending upon the availability and cost of external capital, BRE anticipates making additional investments in apartment communities. New investments are funded from temporary borrowings under our revolving line of credit, internally generated cash and the proceeds derived from asset sales. Permanent financing for future investments, which replaces funds drawn under the revolving line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities and the assumption of secured debt. BRE believes its liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments.

In December 2000, we amended and restated our unsecured line of credit, which was scheduled to mature in August 2001. The new unsecured credit facility funded on January 12, 2001, matures in December 2003, and expands the credit capacity to $450,000,000, with an option to expand the credit facility to $500,000,0000. Borrowings under the line of credit bear interest at LIBOR plus 0.70% plus a fee of 0.20% payable on the unused portion of the credit facility.

Borrowings under our line of credit totaled $137,000,000 at March 31, 2001, compared to $368,000,000 at December 31, 2000. Drawings on the line of credit are available to fund our investment activities and general corporate purposes. BRE typically reduces its outstanding balance on the line of credit with available cash balances.

On January 12, 2001, we issued $250,000,000 of 10-year senior unsecured notes, under our shelf registration, at a 7.45% coupon to yield 7.5%. The net proceeds from the sale of notes were used to repay a portion of the borrowings under our existing credit facility.

As of March 31, 2001, BRE had total outstanding debt balances of $833,000,000 and total outstanding shareholders' equity and minority interest of $868,000,000, representing a debt to total book capitalization ratio of approximately 49%.

At March 31, 2001, senior unsecured indebtedness totaled $483,000,000, consisting of the following: (i) $53,000,000 of unsecured senior notes with an interest rate of 7.44% per annum on $35,000,000 and 7.88% per annum on $18,000,000, to be repaid through scheduled principal payments annually from 2001 to 2005; (ii) $50,000,000 principal amount of unsecured senior notes due 2007, with an effective interest rate of approximately 7.8%, (iii) $130,000,000 principal amount of unsecured notes due 2013, with an effective interest rate of 7.3%., and (iv) $250,000,000 principal amount of unsecured notes due 2011, with a 7.45% coupon rate to yield 7.5%. In addition, at March 31, 2001, BRE had mortgage indebtedness totaling $213,472,000 at interest rates ranging from 5.3% to 9.3%, with remaining terms of from less than one to 27 years.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. BRE was in compliance with all such financial covenants during the quarter ended March 31, 2001.

BRE anticipates that it will continue to require outside sources of financing to meet its long-term liquidity needs beyond 2001, such as scheduled debt repayments, construction funding and property acquisitions. At March 31, 2001, BRE had an estimated cost of $172,700,000 to complete existing direct investment and joint venture construction in progress and land under development, with funding estimated from 2001 through 2002. A portion of the land under development may be contributed to joint ventures, which may significantly lower BRE's required funding.

As of March 31, 2001, BRE has an effective shelf registration on file with the Securities and Exchange Commission under which we may issue up to $390,000,000 of securities including debt, convertible debt, common and preferred stock. Depending upon market conditions, we may issue securities under such shelf registration to invest in additional multifamily communities and to repay borrowings under our line of credit.

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

Results of Operations

Comparison of the Quarters Ended March 31, 2001 and 2000

Revenues

Total revenues were $65,360,000 for the three months ended March 31, 2001 compared to $61,603,000 for the same period in 2000. This increase was primarily due to increases in rental rates from "same-store" properties. Multifamily rental revenues from same-store communities (multifamily communities owned by us and stabilized as of January 1, 2000, consisting of 18,227 of our 20,267 total units) increased $5,320,000 for the three months ended March 31, 2001 compared to the same period in 2000. This increase in same-store revenues was due primarily to an average increase in rental rates of approximately 9%. Physical occupancy on a same store basis was 96% at March 31, 2001 and 2000.

Same store revenue growth was offset by a decrease of $1,901,000 in non same-store and partnership income for the quarter ended March 31, 2001 as compared to the same period in 2000. The decrease is a result of the sold properties included in the first quarter 2000 total, offset by revenues from properties acquired and developed subsequent to March 31, 2000. In the past 12 months, BRE has sold 20 communities (totaling 4,464 units) in Albuquerque, New Mexico, Las Vegas, Nevada, and Tucson and Phoenix, Arizona. BRE has reinvested a portion of the proceeds by purchasing four communities (totaling 1,332 units) in Littleton, Colorado and San Francisco and Los Angeles, California. BRE also completed the development of six communities (totaling 1,488 units) located in Phoenix, Arizona, Bellevue and Bothell, Washington, and Folsom and San Diego, California.

A summary of the components of revenue for the quarters ended March 31, 2001 and 2000 follows (dollars in thousands):

                                   Three months ended                      Three months ended
                                     March 31, 2001                          March 31, 2000
                           ----------------------------------      ---------------------------------
                                                                                                           % Change
                                                  % of Total                            % of Total         from 2000
                              Revenues             Revenues           Revenues           Revenues           to 2001
                           -------------        -------------      -------------       -------------    -------------
Same-store                      $55,762                  85%            $50,442                 82%               11%
Non same-store and
 partnership income               8,086                  13%              9,987                 16%              (19%)
Other income                      1,512                   2%              1,174                  2%               29%
                           -------------        -------------      -------------       -------------
Total revenue                   $65,360                 100%            $61,603                100%                6%
                           =============        =============      =============       =============

Multifamily communities' physical occupancy rates as of March 31, 2001 and 2000 were as follows:

                                                                                      2001             2000
                                                                                   ---------         --------
 Multifamily:  Same-store                                                               96%              96%
 Multifamily:  All                                                                      95%              96%

Portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. Apartment units are generally leased to residents for rental terms that do not exceed one year.

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties (including maintenance and repairs, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) for the quarter ended March 31, 2001 increased less than 1% to $17,556,000 from $17,405,000 in the comparable period in 2000. Same store expense increases of 6% were primarily due to increased payroll and utility costs. The same store increase was offset by a decrease in non-same store expenses. The first quarter 2000 number includes expenses from the 20 communities we sold in the past twelve months, while the first quarter 2001 number includes expenses from the 10 communities we acquired or developed in the past twelve months.

A summary of the categories of real estate expenses for the quarters ended March 31, 2001 and 2000 follows (dollars in thousands):

                                   Three months ended                      Three months ended
                                     March 31, 2001                          March 31, 2000
                           ----------------------------------      ---------------------------------
                                                                                                           % Change
                                                  % of Total                            % of Total         from 2000
                              Expense              Revenues           Expense            Revenues           to 2001
                           -------------        -------------      -------------       -------------    -------------
Same-store                      $15,238                                 $14,439                                    6%
Non same-store                    2,318                                   2,966                                  (22%)
                           -------------                           -------------
Total real estate expense       $17,556              26.8%              $17,405               28.3%                1%
                           =============                           =============

Depreciation Expense

Depreciation expense increased by $282,000 to $9,262,000 for the quarter ended March 31, 2001 from the comparable period in 2000. The increase in 2001 resulted primarily from an increased depreciable basis on newly developed properties.

Interest Expense

Interest expense was $12,031,000 (net of interest capitalized to the cost of apartment communities under development of $3,506,000) for the quarter ended March 31, 2001, an increase of $396,000 or 3% from the comparable period in 2000. Interest expense was $11,635,000 for the same period in 2000 and was net of $2,938,000 of interest capitalized to the cost of apartment communities under construction. This increase was the result of higher average outstanding debt balances due primarily to expenditures on construction in progress.

General and Administrative

General and administrative costs were $2,354,000 or approximately 3.6% of total revenues for the first quarter of 2001 and $1,894,000 or approximately 3.1% of total revenues, for the first quarter of 2000. The increase in general and administrative costs as a percentage of total revenues is primarily the result of the additions of new positions in senior management and increased office rent.

Equity in losses of Internet business

Equity in losses of Internet business totaled $4,308,000 during 2001 and represents the net losses of VelocityHSI, Inc., our non real-estate investment which was spun off on August 15, 2000. Subsequent to the spin-off, VelocityHSI is recorded under the equity method of accounting, with losses being recorded on a 90-day lag basis. We are required to record 100% of VelocityHSI's losses to the extent of our investment, including advances, until it secures an independent source of financing. As of March 31, 2001 BRE's investment in VelocityHSI has been reduced to zero.

Minority Interest in Income

Minority interest in income was $1,048,000 and $1,352,000 for the quarters ended March 31, 2001 and 2000, respectively. The decrease in the first quarter of 2001 is due to a lower distribution paid to BRE Property Investors LLC operating company unit holders as several members of the limited liability company exchanged their operating company units for shares of BRE common stock over the past twelve months.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock represent the dividends on BRE's 8 1/2% Series A Cumulative Redeemable Preferred Stock.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended March 31, 2001, was $17,659,000, or $0.38 per diluted share, as compared with $19,195,000, or $0.42 per diluted share, for the comparable period in 2000.

Construction in progress and land under development

Land acquired for development is capitalized and reported as "land under development" until the development plan for the land is formalized. Once the development plan is determined, the costs are transferred to the balance sheet line items "construction in progress." Land acquisition, development and carrying costs of properties under construction are capitalized and reported as "direct investments in real estate" or "equity interests in and advances to real estate joint ventures", as appropriate, in "construction in progress." BRE transfers the capitalized costs for each building in a community under construction to the balance sheet line items "investments in rental properties," once the building receives a final certificate of occupancy and is ready to lease.

The following table presents data with respect to properties included in "construction in progress" and "land under development" at March 31, 2001, for both direct investment and equity interest properties. Completion of these properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. No assurance can be given that these properties will be completed or, if completed, that they will be completed by the estimated dates or for the estimated amounts or that they will contain the number of units proposed in the table below.

--------------------------------------------------------------------------------------------------------------------------
                                     Number of        Estimated           Cost            Balance to        Estimated
 COMMUNITIES                           Units             Cost           Incurred           Complete       Completion (1)
--------------------------------------------------------------------------------------------------------------------------
 (Dollar amounts in millions)
 Directly Owned Development
 Pinnacle on Lake Washington
    Renton, WA                              180            $ 26.7           $ 16.3              $ 10.4           4Q/2001
 Pinnacle at Otay Ranch II
    Chula Vista, CA                         204              26.8             12.5                14.3           1Q/2002
 Pinnacle at Otay Ranch I
    Chula Vista, CA                         160              21.6              5.5                16.1           2Q/2002
 Pinnacle at Denver Tech Center
    Greenwood Village, CO                   420              43.9             14.4                29.5           4Q/2002
                                 -----------------------------------------------------------------------
          Subtotal                          964            $119.0           $ 48.7              $ 70.3
                                 -----------------------------------------------------------------------

 Joint Venture Development (2)
 Pinnacle at Stone Creek
    Paradise Valley, AZ                     226            $ 23.1           $ 22.7              $  0.4           3Q/2001
 Pinnacle at MacArthur Place
    Santa Ana, CA                           253              56.0             35.2                20.8           4Q/2001
 Pinnacle Galleria
    Roseville, CA                           236              24.3             14.6                 9.7           4Q/2001
                                 -----------------------------------------------------------------------
          Subtotal                          715            $103.4           $ 72.5  (3)         $ 30.9
                                 -----------------------------------------------------------------------

 Land Under Development (4)
 Pinnacle at the Creek
    Aurora, CO                              216            $ 19.5           $  4.9              $ 14.6           1Q/2002
 Pinnacle at Fullerton
    Fullerton, CA                           192              37.0              8.1                28.9           4Q/2002
 Pinnacle at Talega
    San Clemente, CA                        252              42.2             14.2                28.0           4Q/2002
                                 -----------------------------------------------------------------------
          Subtotal                          660            $ 98.7           $ 27.2              $ 71.5
                                 -----------------------------------------------------------------------
             Total                        2,339            $321.1           $148.4              $172.7
                                 =======================================================================

(1) "Completion" is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.
(2) With respect to our aggregated joint ventures, we currently expect to maintain 35-40% leverage and contribute approximately 30% of the remaining equity.
(3) Consists of $29.9 million recorded on our balance sheet as "equity interests in and advances to real estate joint ventures-construction in progress" net of $42.6 million in construction loan balances.
(4) Land under development represents projects in various stages of predevelopment, development and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are moved to Directly Owned Development.

DIVIDENDS AND DISTRIBUTIONS TO MINORITY MEMBERS

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. On February 20, 2001, we increased our annual dividend on our common shares from $1.70 per year to $1.86 per year. Total dividends paid to common shareholders for the three months ended March 31, 2001 and 2000 were $21,551,000 and $18,990,000, respectively. In addition, we paid $1,142,000 in dividends on our 8 1/2% Series A Cumulative Redeemable Preferred Stock in the three months ended March 31, 2001 and 2000.

Total distributions to minority members of our consolidated subsidiaries were $1,009,000 and $1,352,000 for the three months ended March 31, 2001 and 2000, respectively.



ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference to Item 7A of our Form 10-K for the year ended December 31, 2000. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2000.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

        As of March 31, 2001, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our financial condition and results of operations.

ITEM 2. Changes in Securities and Use of Proceeds

        During the three months ended March 31, 2001, an aggregate of 385,516 limited partnership units in BRE Property Investors LLC were exchanged for shares of our common stock. The exchange of limited partnership units for shares of our common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

ITEM 3. Defaults upon Senior Securities
        None.

ITEM 4. Submission of Matters to a Vote of Security Holders
        None.

ITEM 5. Other Information
        None.

ITEM 6. Exhibits and Reports on Form 8-K
        (a)   Exhibits:
              11    Statement Re Computations of Per Share Earnings
              99.1  Other Exhibits -Statement of Computation of Ratio of
                    Earnings to Fixed Charges
        (b)   Reports on Form 8-K:
              None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            BRE PROPERTIES, INC.
                                                                    (Registrant)



Dated:  May 4, 2001                     /s/ Edward F. Lange, Jr.
        -----------                     ____________________________
                                        Edward F. Lange, Jr.
                                        Executive Vice President,
                                        Chief Financial Officer and Secretary