Form 10-Q
period 2001-06-30
BRE PROPERTIES INC /MD/
filed 2001-07-30
CIK 1011174

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2001 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-5305

                             BRE PROPERTIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Maryland                                           94-1722214
---------------------------------                     --------------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

      44 Montgomery Street
           36/th/ Floor
       San Francisco, CA                                        94104-4809
---------------------------------                     --------------------------
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

         Yes X                                                   No
         -----                                                   -----

Number of shares of common stock
outstanding as of July 23, 2001                                46,538,139

                             BRE PROPERTIES, INC.

                              INDEX TO FORM 10-Q

                                 June 30, 2001

                                                                        Page No.
                                                                        --------
Part I   FINANCIAL INFORMATION

         ITEM 1:
         Consolidated balance sheets - June 30, 2001 and December 31,
         2000                                                                  2

         Consolidated statements of income - three months ended June
         30, 2001 and 2000                                                     3

         Consolidated statements of income - six months ended June 30,
         2001 and 2000                                                         4

         Consolidated statements of cash flows - six months ended June
         30, 2001 and 2000                                                     5

         Notes to consolidated financial statements                          6-7

         ITEM 2:
         Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              8-17

         ITEM 3:
         Quantitative and Qualitative Disclosures about Market Risk           17

PART II  OTHER INFORMATION

         ITEM 1  Legal Proceedings                                            18
         ITEM 2  Changes in Securities and Use of Proceeds                    18
         ITEM 3  Defaults Upon Senior Securities                              18
         ITEM 4  Submission of Matters to a Vote of Security Holders          18
         ITEM 5  Other Information                                            18
         ITEM 6  Exhibits and Reports on Form 8-K                             19

PART I   FINANCIAL INFORMATION
ITEM 1 - Financial Statements
         --------------------
BRE Properties, Inc.
Consolidated Balance Sheets (unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands, except per share data)

                                                                                June 30,          December 31,
                                                                                  2001                2000
                                                                              ------------        ------------
Assets
------

Real estate portfolio:
Direct investments in real estate:
 Investments in rental properties                                             $  1,682,019        $  1,646,486
 Construction in progress                                                           59,586              57,961
 Less: accumulated depreciation                                                   (141,387)           (124,618)
                                                                              ------------        ------------
                                                                                 1,600,218           1,579,829
                                                                              ------------        ------------

Equity interests in and advances to real estate joint ventures:
 Investments in rental properties                                                   30,288              27,477
 Construction in progress                                                           39,067              34,439
                                                                              ------------        ------------
                                                                                    69,355              61,916

Land under development                                                              23,856              30,144
                                                                              ------------        ------------

Total real estate portfolio                                                      1,693,429           1,671,889

Cash                                                                                 2,000                 262
Other assets                                                                        51,043              45,978
                                                                              ------------        ------------
Total assets                                                                  $  1,746,472        $  1,718,129
                                                                              ============        ============

Liabilities and Shareholders' Equity
------------------------------------

Liabilities
Unsecured senior notes                                                         $   483,000        $    243,000
Mortgage loans                                                                     212,711             214,253
Unsecured line of credit                                                           154,000             368,000
Accounts payable and accrued expenses                                               29,560              22,048
                                                                              ------------        ------------
  Total liabilities                                                                879,271             847,301
                                                                              ------------        ------------


Minority interest                                                                   59,267              69,712
                                                                              ------------        ------------

Shareholders' equity
Preferred stock; $.01 par value; 10,000,000 shares authorized, liquidation preference $25 per share.  Issued and outstanding:
  2,150,000 8 1/2% Series A cumulative redeemable shares.                           53,750              53,750
Common stock; $.01 par value; 100,000,000 shares authorized.
  Shares issued and outstanding: 46,504,843 at June 30, 2001
  and 45,895,281 at December 31, 2000.                                                 465                 459
Additional paid-in capital                                                         713,011             699,264
Accumulated net income in excess of cumulative dividends                            44,045              50,476
Stock purchase loans to executives                                                  (3,337)             (2,833)
                                                                              ------------        ------------
  Total shareholders' equity                                                       807,934             801,116
                                                                              ------------        ------------

  Total liabilities and shareholders' equity                                  $  1,746,472        $  1,718,129
                                                                              ============        ============

See notes to consolidated financial statements

Consolidated Statements of Income (unaudited)
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                    For the Three Months Ended
                                                                             June 30,
                                                                   -----------------------------
                                                                    2001                  2000
                                                                   -------               -------
Revenues
Rental income                                                      $60,482               $60,088
Partnership and ancillary income                                     4,257                 3,677
Other income                                                         1,483                 1,672
                                                                   -------               -------

  Total revenues                                                    66,222                65,437
                                                                   -------               -------

Expenses
Real estate                                                         17,386                19,213
Depreciation                                                         9,896                 9,680
Interest                                                            12,176                12,094
General and administrative                                           2,560                 2,063
Equity in losses of Internet business                                2,855                 1,818
                                                                   -------               -------

  Total expenses                                                    44,873                44,868
                                                                   -------               -------

Income before net gain on sale of investments in rental
  properties, minority interest and dividends attributable to
  preferred stock                                                   21,349                20,569
Net gain on sale of investments in rental properties                     -                     -
Minority interest                                                    1,047                 1,430
                                                                   -------               -------
  Net income                                                        20,302                19,139
Dividends attributable to preferred stock                            1,142                 1,142
                                                                   -------               -------
  Net income available to common shareholders                      $19,160               $17,997
                                                                   =======               =======

Net income per outstanding common share:
Income before net gain on sale of investments in rental
  properties less minority interest                                $  0.41               $  0.40
Net gain on sale of investments in rental properties                     -                     -
                                                                   -------               -------
Net income per share - basic                                       $  0.41               $  0.40
                                                                   =======               =======

Income before net gain on sale of investments in rental
  properties and minority interest                                 $  0.41               $  0.40
Net gain on sale of investments in rental properties                     -                     -
                                                                   -------               -------
Net income per share - assuming dilution                           $  0.41               $  0.40
                                                                   =======               =======

Weighted average common shares outstanding - basic                  46,430                44,780
                                                                   =======               =======

Weighted average common shares outstanding - assuming dilution      48,680                48,210
                                                                   =======               =======

Dividends declared and paid per common share                       $ 0.465               $ 0.425
                                                                   =======               =======

See notes to consolidated financial statements

Consolidated Statements of Income (unaudited)
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                         For the Six Months Ended
                                                                                 June 30,
                                                                -----------------------------------------
                                                                         2001                    2000
                                                                -------------------     -----------------
Revenues
Rental income                                                              $120,957              $117,730
Partnership and ancillary income                                              7,631                 6,464
Other income                                                                  2,995                 2,846
                                                                -------------------     -----------------

  Total revenues                                                            131,583               127,040
                                                                -------------------     -----------------
Expenses
Real estate                                                                  34,941                36,618
Depreciation                                                                 19,158                18,660
Interest                                                                     24,207                23,729
General and administrative                                                    4,915                 3,957
Equity in losses of Internet business                                         7,163                 1,818
                                                                -------------------     -----------------

  Total expenses                                                             90,384                84,782
                                                                -------------------     -----------------

Income before net gain on sale of investments in rental
  properties, minority interest and dividends attributable to
  preferred stock                                                            41,199                42,258
Net gain on sale of investments in rental properties                              -                     -
Minority interest                                                             2,095                 2,782
                                                                -------------------     -----------------
  Net income                                                                 39,104                39,476
Dividends attributable to preferred stock                                     2,284                 2,284
                                                                -------------------     -----------------
  Net income available to common shareholders                              $ 36,820              $ 37,192
                                                                ===================     =================

Net income per outstanding common share:
Income before net gain on sale of investments in rental
  properties less minority interest                                        $   0.79              $   0.83
Net gain on sale of investments in rental properties                              -                     -
                                                                -------------------     -----------------
Net income per share - basic                                               $   0.79              $   0.83
                                                                ===================     =================

Income before net gain on sale of investments in rental
  properties and minority interest                                         $   0.79              $   0.83
Net gain on sale of investments in rental properties                              -                     -
                                                                -------------------     -----------------
Net income per share - assuming dilution                                   $   0.79              $   0.83
                                                                ===================     =================

Weighted average common shares outstanding - basic                           46,320                44,750
                                                                ===================     =================
Weighted average common shares outstanding - assuming dilution               48,680                48,000
                                                                ===================     =================
Dividends declared and paid per common share                               $   0.93              $   0.85
                                                                ===================     =================

See notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------
(Dollar amounts in thousands)

                                                                                 For the Six Months Ended
                                                                                         June 30,
                                                                   -------------------------------------------------
                                                                                      2001                      2000
                                                                   -----------------------      --------------------
Cash flows from operating activities:
Net income                                                                       $  39,104                 $  39,476
Adjustments to reconcile net income to net cash flows generated by operating activities:
    Depreciation                                                                    19,158                    18,660
    Minority interest                                                                2,095                     2,782
    Equity in losses of Internet business                                            7,163                         -
    Increase in other assets                                                        (1,110)                   (3,954)
    Increase in accounts payable and accrued expenses                                5,135                     1,792
                                                                   -----------------------      --------------------
Net cash flows generated by operating activities                                    71,545                    58,756
                                                                   -----------------------      --------------------

Cash flows from investing activities:
Capital expenditures                                                                (2,381)                   (2,370)
Rehabilitation and other expenditures                                              (10,795)                  (14,250)
Multifamily properties purchased                                                         -                   (27,894)
Proceeds from sale of investment in rental property                                  7,834                         -
Additions to direct investment construction in progress                            (27,504)                  (29,241)
Advances to joint ventures-construction in progress                                (23,858)                  (39,833)
Reimbursements of construction in progress from joint ventures                      22,413                    28,525
Additions to land under development                                                 (6,099)                  (20,680)
Distributions from joint ventures, net                                                 904                         -
Investment in other joint ventures                                                  (1,253)                        -
Advances against Internet business                                                  (1,516)                   (4,964)
                                                                   -----------------------      --------------------
Net cash flows used in investing activities                                        (42,255)                 (110,707)
                                                                   -----------------------      --------------------
Cash flows from financing activities:
Principal payments on unsecured senior notes and mortgage loans                    (11,542)                  (25,439)
Line of credit:
    Advances                                                                       129,000                   183,500
    Repayments                                                                    (343,000)                  (81,000)
    Renewal fees                                                                    (3,770)                        -
Issuance of unsecured senior notes, net                                            246,586                         -
Dividends paid                                                                     (45,534)                  (40,518)
Proceeds from exercises of stock options, net                                        2,799                     2,751
Contributions from minority members                                                      -                     3,356
Distributions to minority members                                                   (2,091)                   (4,034)
                                                                   -----------------------      --------------------
Net cash flows (used in) provided by financing activities                          (27,552)                   38,616
                                                                   -----------------------      --------------------
Increase (decrease) in cash                                                          1,738                   (13,335)
Balance at beginning of period                                                         262                    13,812
                                                                   -----------------------      --------------------
Balance at end of period                                                         $   2,000                 $     477
                                                                   =======================      ====================
Supplemental disclosure of non cash activity:
Transfers of direct investments in real estate-construction in
  progress to investment in rental properties                                    $  31,368                 $   8,641
                                                                   =======================      ====================
Transfers of land under development to direct investment in real
  estate-construction in progress                                                $   5,489                 $       -
                                                                   =======================      ====================
Transfers of land under development to investment in real estate
  joint ventures-construction in progress                                        $   6,898                 $  20,196
                                                                   =======================      ====================
Transfers of real estate joint ventures-construction in progress
  to investments in rental properties                                            $   3,715                 $   5,049
                                                                   =======================      ====================
Minority interest unit conversions to common shares                              $  10,449                 $   1,174
                                                                   =======================      ====================

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------
June 30, 2001

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

NOTE B - REPORTABLE SEGMENTS
----------------------------

BRE has determined that it has one operating and reportable segment, multifamily communities, which comprised approximately 97% of BRE's assets and 98% of BRE's revenues for the three months ended June 30, 2001. All multifamily communities owned by the Company are located in the Western United States, in three general markets that it defines as Coastal, Desert and Mountain states.

BRE's business focus is the ownership and operation of multifamily communities and it evaluates performance and allocates resources primarily based on the net operating income ("NOI") of each individual multifamily community. NOI is defined by the Company (and generally by the real estate industry) as the excess of all revenue generated by the community (primarily rental revenue) less direct operating expenses (primarily, but not limited to, payroll, property taxes, insurance and maintenance expense). Accordingly, NOI excludes depreciation, capitalized expenditures and interest expense. NOI from multifamily communities totaled $47,353,000 and $44,552,000 for the three months ended June 30, 2001 and 2000, respectively. All other segment measurements are presently disclosed in the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements.

All BRE revenues are from external customers. There are no tenants that contributed 10% or more of BRE's total revenues in the three months ended June 30, 2001 or 2000. Interest income is not separately reported, as it is immaterial. Interest expense on debt is not allocated to individual properties, even if such debt is secured. Further, minority interest in consolidated subsidiaries is not allocated to the related properties. There is no provision for income tax as the Company is organized as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

NOTE C - COMMITMENTS AND CONTINGENCIES

As of June 30, 2001, the Company had commitments to sell two communities pursuant to the agreement with G&I III Residential One, LLC. Although there can be no assurance, BRE anticipates that the remaining two communities (totaling 445 units and located in Tucson) will be sold and contributed to a joint venture in the third quarter of 2001. The remaining two communities represent approximately $11,000,000 of a total $280,000,000 sales price for 22 communities. This third closing is subject to customary closing conditions and loan assumptions. Because of uncertainties inherent in closing real estate transactions, these properties are included in direct investments in real estate and depreciated, rather than reclassified to "held for sale."

BRE agreed to provide VelocityHSI, Inc. ("VelocityHSI") with up to $10,000,000 to be used for general corporate purposes through September 30, 2001. BRE also agreed to provide VelocityHSI with funds through September 30, 2001 (originally expected to be $4,000,000) to finance the installation of equipment at properties owned by BRE. Installation of equipment at the Company's apartment communities was suspended during the fourth quarter of 2000 pending VelocityHSI's development of a new operating and capital plan, and assessment of strategic alternatives. VelocityHSI must repay advances on or before September 30, 2001, together with interest on periodic unpaid balances at a rate of 9% per year. Balances under these two agreements were approximately $7,500,000 and $1,200,000, respectively, at June 30, 2001. BRE's investment in VelocityHSI is recorded under the equity method of accounting, with losses being recorded on a 90-day lag basis. BRE is required to record 100% of VelocityHSI's losses to the extent of its investment until VelocityHSI secures an independent source of financing. As of June 30, 2001, BRE's investment, including advances, in VelocityHSI had been reduced to zero under the equity method of accounting. BRE has reduced the funds available to VelocityHSI for general corporate purposes by $2,400,000, to reserve against potential BRE liabilities related to VelocityHSI. BRE provided for the $2,400,000 reserve as part of its $2,855,000 charge in the second quarter. As a result, no losses related to VelocityHSI are expected to be recorded subsequent to June 30, 2001.

BRE is defending various claims and legal actions. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions will have a material adverse effect on BRE's consolidated results of operations or financial position.

ITEM 2 - Management's Discussion and Analysis of Financial
       Condition and Results of Operations
--------------------------------------------------------------------------------
June 30, 2001

Overview

BRE Properties, Inc. is a self-administered equity real estate investment trust or "REIT" focused on the acquisition, development, and management of multifamily apartment communities in 10 metropolitan markets of the Western United States. At June 30, 2001, our portfolio had real estate assets with a book value of approximately $1.7 billion that included 72 wholly or majority-owned apartment communities, aggregating 20,267 units; 3 apartment communities that we manage and own in partnerships or other joint venture arrangements, comprised of 780 apartment units; and 10 apartment communities in various stages of construction and development totaling 2,339 units.

During the second quarter of 2001, we began construction on one joint venture development community, Pinnacle at the Creek, located in the Denver suburb of Aurora, Colorado. Upon completion, this community is expected to add 216 apartment units to the portfolio, with a projected total cost of $21,100,000.

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

Liquidity and Capital Resources

At June 30, 2001, BRE's net real estate investments totaled approximately $1,693,000,000, which included 72 wholly or majority-owned apartment communities, three apartment communities that we manage and own in partnerships or other joint venture arrangements, and 10 apartment communities under various stages of construction and development.

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

In December 2000, we amended and restated our unsecured line of credit, which was scheduled to mature in August 2001. The new unsecured credit facility funded on January 12, 2001, matures in December 2003, and expands the credit capacity to $450,000,000, with an option to expand the credit facility to $500,000,000. Borrowings under the line of credit bear interest at LIBOR plus 0.70% plus a fee of 0.20% payable on the unused portion of the credit facility.

Borrowings under our line of credit totaled $154,000,000 at June 30, 2001, compared to $368,000,000 at December 31, 2000. Drawings on the line of credit are available to fund our investment activities and general corporate purposes. BRE typically reduces its outstanding balance on the line of credit with available cash balances.

On January 12, 2001, we issued $250,000,000 of 10-year senior unsecured notes, under our shelf registration, at a 7.45% coupon to yield 7.5%. The net proceeds from the sale of notes were used to repay a portion of the borrowings under our existing credit facility.

As of June 30, 2001, BRE had total outstanding debt balances of $850,000,000 and total outstanding shareholders' equity and minority interest of $867,000,000, representing a debt to total book capitalization ratio of approximately 49%.

At June 30, 2001, senior unsecured indebtedness totaled $483,000,000, consisting of the following: (i) $53,000,000 of unsecured senior notes with an interest rate of 7.44% per annum on $35,000,000 and 7.88% per annum on $18,000,000, to be repaid through scheduled principal payments annually from 2001 to 2005; (ii) $50,000,000 principal amount of unsecured senior notes due 2007, with an effective interest rate of approximately 7.8%, (iii) $130,000,000 principal amount of unsecured notes due 2013, with an effective interest rate of 7.3%., and (iv) $250,000,000 principal amount of unsecured notes due 2011, with a 7.45% coupon rate to yield 7.5%. In addition, at June 30, 2001, BRE had mortgage indebtedness totaling $212,711,000 at interest rates ranging from 4.4% to 9.3%, with remaining terms of less than one to 27 years.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. BRE was in compliance with all such financial covenants during the quarter ended June 30, 2001.

BRE anticipates that it will continue to require outside sources of financing to meet its long-term liquidity needs beyond 2001, such as scheduled debt repayments, construction funding and property acquisitions. At June 30, 2001, BRE had an estimated cost of $145,900,000 to complete existing direct investment and joint venture construction in progress and land under development, with funding estimated from 2001 through 2002. A portion of the land under development may be contributed to joint ventures, which may significantly lower BRE's required funding.

As of June 30, 2001, BRE has an effective shelf registration on file with the Securities and Exchange Commission under which we may issue up to $390,000,000 of securities including debt, convertible debt, common and preferred stock. Depending upon market conditions, we may issue securities under such shelf registration to invest in additional multifamily communities and to repay borrowings under our line of credit.

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

Results of Operations

Comparison of the Quarters Ended June 30, 2001 and 2000

Revenues

Total revenues were $66,222,000 for the three months ended June 30, 2001, compared to $65,437,000 for the same period in 2000. This increase was primarily due to increases in average monthly rental rates from "same-store" properties as compared with the same period in 2000. We define same-store properties as stabilized apartment communities owned by the company for at least five full quarters. Of the 20,267 apartment units owned by BRE, same-store units totaled 18,227 for the quarter ended June 30, 2001. Multifamily rental revenues from same-store communities increased $3,723,000, or 7%, for the three months ended June 30, 2001 compared to the same period in 2000. This increase in same-store revenues was due primarily to an increase in average monthly rental rates. The increase in rental revenues was offset by a reduction in average occupancy in certain markets. In the San Francisco Bay Area, average occupancy for the quarter dropped to 93% though physical occupancy recovered to 96% by June 30, 2001. In our remaining markets, economic and physical occupancy levels were consistent with historical operating levels.

Revenue growth for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 was offset by a decrease of $2,749,000 in non same-store and partnership income, due to our continued efforts to reinvest proceeds received from a strategic portfolio sale that occurred in the third quarter 2000. In September 2000, we sold a portfolio of apartment communities in Southwestern/ Desert markets totaling $260 million. During fourth quarter 2000, we reinvested approximately $140 million of the proceeds derived from the sale in coastal California markets. As we still have approximately $120 million left to reinvest, non-same store and partnership income has decreased 24% as compared with the prior period in 2000, which included revenues from the communities sold.

A summary of the components of revenue for the quarters ended June 30, 2001 and 2000 follows (dollars in thousands):

                                   Three months ended                      Three months ended
                                     June 30, 2001                           June 30, 2000
                        -------------------------------------     ---------------------------------
                                                  % of Total                            % of Total         % Change from
                              Revenues             Revenues           Revenues           Revenues          2000 to 2001
                        ------------------    ---------------     --------------    ---------------     ---------------
Same-store                         $56,182                 85%           $52,459                 80%                  7%
Non same-store and
   partnership income                8,557                 13%            11,306                 17%                (24%)
Other income                         1,483                  2%             1,672                  3%                (11%)
                        ------------------    ---------------     --------------    ---------------
Total revenue                      $66,222                100%           $65,437                100%                  1%
                        ==================    ===============     ==============    ===============

Multifamily communities' physical occupancy rates as of June 30, 2001 and 2000 were as follows:

                                                                                  2001            2000
                                                                               ----------     ------------
Multifamily:  Same-store                                                           96%              97%
Multifamily:  All                                                                  95%              97%

Portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. Apartment units are generally leased to residents for rental terms that do not exceed one year.

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties for the quarter ended June 30, 2001 decreased 10% to $17,386,000 from $19,213,000 in the comparable period in 2000. Same store expense increased only 2%, while non same-store expense decreased 49%. The second quarter 2000 non same-store number includes expenses from the 20 communities we sold in the past twelve months, while the second quarter 2001 non same-store number includes expenses from the 10 communities we acquired or developed in the past twelve months.

A summary of the categories of real estate expenses for the quarters ended June 30, 2001 and 2000 follows (dollars in thousands):

                                  Three months ended                    Three months ended
                                     June 30, 2001                        June 30, 2000
                         ----------------------------------     -------------------------------
                                               % of Total                           % of Total         % Change from
                             Expense             Revenue           Expense           Revenue            2000 to 2001
                         --------------    ----------------     ------------    ---------------     ----------------
Same-store                      $15,231                              $14,947                                       2%
Non same-store                    2,155                                4,266                                     (49%)
                         --------------                         ------------
Total real estate expense       $17,386                26.3%         $19,213              29.4 %                 (10%)
                         ==============                         ============

Depreciation Expense

Depreciation expense increased by $216,000 to $9,896,000 for the quarter ended June 30, 2001 from the comparable period in 2000. The increase in 2001 resulted primarily from an increased depreciable basis on newly developed and acquired properties.

Interest Expense

Interest expense was $12,176,000 (net of interest capitalized to the cost of apartment communities under development of $3,292,000) for the quarter ended June 30, 2001, an increase of $82,000 or 1% from the comparable period in 2000. Interest expense was $12,094,000 for the same period in 2000 and was net of $5,192,000 of interest capitalized to the cost of apartment communities under construction. The change in interest expense was due to a greater level of fixed rate debt and a reduced level of capitalized interest.

General and Administrative

General and administrative costs were $2,560,000 or approximately 3.9% of total revenues for the second quarter in 2001 and $2,063,000 or approximately 3.2% of total revenues, for the second quarter in 2000. The increase in general and administrative costs as a percentage of total revenues is primarily the result of the additions of new positions in senior management and increased office rent.

Equity in losses of Internet business

Equity in losses of Internet business totaled $2,855,000 during the quarter ended June 30, 2001 and represents the net losses of VelocityHSI, Inc., our non real-estate investment, which was spun off on August 15, 2000. Subsequent to the spin-off, VelocityHSI is recorded under the equity method of accounting, with losses being recorded on a 90-day lag basis. The loss recognized in the second quarter includes the provision for a reserve of $2,400,000, which the company believes represents the full extent of all future expenditures and losses related to its investment in VelocityHSI.

Minority Interest

Minority interest was $1,047,000 and $1,430,000 for the quarters ended June 30, 2001 and 2000, respectively. The decrease in the second quarter of 2001 is due to lower distributions paid to BRE Property Investors LLC operating company unit holders as several members of the limited liability company exchanged their operating company units for shares of BRE common stock over the past twelve months.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock represent the dividends on BRE's 8 1/2% Series A Cumulative Redeemable Preferred Stock.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended June 30, 2001, was $19,160,000, or $0.41 per diluted share, as compared with $17,997,000, or $0.40 per diluted share, for the comparable period in 2000.

Results of Operations

Comparison of the Six Months Ended June 30, 2001 and 2000

Revenues

Total revenues were $131,583,000 for the six months ended June 30, 2001 compared to $127,040,000 for the same period in 2000. This increase was primarily due to increases in average monthly rental rates from "same-store" properties as compared with the same period in 2000. We define same-store properties as stabilized apartment communities owned by the company for at least five full quarters. Of the 20,267 apartment units owned by BRE, same-store units totaled 18,227 for the six months ended June 30, 2001. Multifamily rental revenues from same-store communities increased $9,037,000, or 9%, for the six months ended June 30, 2001 compared to the same period in 2000. This increase in same-store revenues was due primarily to an average increase in monthly rental rates. Physical occupancy on a same store basis was 96% at June 30, 2001 and 97% at June 30, 2000.

Revenue growth for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, was offset by a decrease of $4,643,000 in non same-store and partnership income, due to our continued efforts to reinvest proceeds received from a strategic portfolio sale that occurred in the third quarter 2000. In September 2000, we sold a portfolio of apartment communities in Southwestern/ Desert markets totaling $260 million. During fourth quarter 2000, we reinvested approximately $140 million of the proceeds derived from the sale in coastal California markets. As we still have approximately $120 million left to reinvest, non same-store and partnership income has decreased 22% as compared with the prior period in 2000, which included revenues from the communities sold.

A summary of the components of revenue for the six months ended June 30, 2001 and 2000 follows (dollars in thousands):

                                    Six months ended                        Six months ended
                                     June 30, 2001                           June 30, 2000
                        -------------------------------------     ---------------------------------
                                                 % of Total                            % of Total        % Change from
                              Revenues            Revenues           Revenues           Revenues          2000 to 2001
                        ------------------    ---------------     --------------    ---------------     ---------------
Same-store                        $111,942                 85%          $102,905                 81%                  9%
Non same-store and
   partnership income               16,646                 13%            21,289                 17%                (22%)
Other income                         2,995                  2%             2,846                  2%                  5%
                        ------------------    ---------------     --------------    ---------------
Total revenue                     $131,583                100%          $127,040                100%                  4%
                        ==================    ===============     ==============    ===============

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties for the six months ended June 30, 2001 decreased 5% to $34,941,000 from $36,618,000 in the comparable period in 2000. Same-store expense increased by 4%, while non same-store expenses decreased 38%. The six months ended June 30, 2000 number includes expenses from the 20 communities we sold in the past twelve months, while the six months ended June 30, 2001 number includes expenses from the 10 communities we acquired or developed in the past twelve months.

A summary of the categories of real estate expenses for the six months ended June 30, 2001 and 2000 follows (dollars in thousands):

                                   Six months ended                      Six months ended
                                     June 30, 2001                        June 30, 2000
                         ----------------------------------     -------------------------------
                                             % of Total                           % of Total         % Change from
                             Expense           Revenue             Expense          Revenue           2000 to 2001
                         --------------    ----------------     ------------    ---------------     ----------------
Same-store                      $30,468                              $29,386                                       4%
Non same-store                    4,473                                7,232                                     (38%)
                         --------------                         ------------
Total real estate expense       $34,941                26.6%         $36,618              28.8 %                  (5%)
                         ==============                         ============

Depreciation Expense

Depreciation expense increased by $498,000 to $19,158,000 for the six months ended June 30, 2001 from the comparable period in 2000. The increase in 2001 resulted primarily from an increased depreciable basis on newly developed and acquired properties.

Interest Expense

Interest expense was $24,207,000 (net of interest capitalized to the cost of apartment communities under development of $6,798,000) for the six months ended June 30, 2001, an increase of $478,000 or 2% from the comparable period in 2000. Interest expense was $23,729,000 for the same period in 2000 and was net of $8,130,000 of interest capitalized to the cost of apartment communities under construction. The change in interest expense was due to a greater level of fixed rate debt and a reduced level of capitalized interest.

General and Administrative

General and administrative costs were $4,915,000 or approximately 3.7% of total revenues for the six months ended June 30, 2001 and $3,957,000 or approximately 3.1% of total revenues, for the six months ended June 30, 2000. The increase in general and administrative costs as a percentage of total revenues is primarily the result of the additions of new positions in senior management and increased office rent.

Equity in losses of Internet business

Equity in losses of Internet business totals $7,163,000 during the first six months of 2001 and represents the net losses of VelocityHSI, Inc., our non real-estate investment, which was spun off on August 15, 2000, combined with a $2,400,000 provision for potential future losses related to VelocityHSI. Subsequent to the spin-off, VelocityHSI is recorded under the equity method of accounting, with losses being recorded on a 90-day lag basis. We are required to record 100% of VelocityHSI's losses to the extent of our investment, including advances, until it secures an independent source of financing. As of June 30, 2001 BRE's investment in VelocityHSI has been reduced to zero. The $1,818,000 loss for the six months ended June 30, 2000 relates to losses incurred prior to the spin off.

Minority Interest

Minority interest was $2,095,000 and $2,782,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease is due to lower distributions paid to BRE Property Investors LLC operating company unit holders as several members of the limited liability company exchanged their operating company units for shares of BRE common stock over the past twelve months.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock represent the dividends on BRE's 8 1/2% Series A Cumulative Redeemable Preferred Stock.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the six months ended June 30, 2001, was $36,820,000, or $0.79 per diluted share, as compared with $37,192,000, or $0.83 per diluted share, for the comparable period in 2000.


Construction in progress and land under development

Land acquired for development is capitalized and reported as "land under development" until the development plan for the land is formalized. Once the development plan is determined, the costs are transferred to the balance sheet line item, "construction in progress." Land acquisition, development and carrying costs of properties under construction are capitalized and reported as "direct investments in real estate" or "equity interests in and advances to real estate joint ventures", as appropriate, in "construction in progress." BRE transfers the capitalized costs for each building in a community under construction to the balance sheet line item, "investments in rental properties," once the building receives a final certificate of occupancy and is ready to lease.

The following table presents data with respect to properties included in "construction in progress" and "land under development" at June 30, 2001, for both direct investment and equity interest properties. Completion of these properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. No assurance can be given that these properties will be completed or, if completed, that they will be completed by the estimated dates or for the estimated amounts or that they will contain the number of units proposed in the table below.

---------------------------------------------------------------------------------------------------------------------------
                                          Number of     Estimated         Cost             Balance to         Estimated
COMMUNITIES                                 Units          Cost         Incurred            Complete         Completion (1)
---------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in millions)
Directly Owned Development
Pinnacle on Lake Washington
     Renton, WA                               180          $ 27.5         $ 21.0             $  6.5               4Q/2001
Pinnacle at Otay Ranch II
     Chula Vista, CA                          204            27.1           16.6               10.5               1Q/2002
Pinnacle at Otay Ranch I
     Chula Vista, CA                          160            22.1            7.5               14.6               2Q/2002
Pinnacle at Denver Tech Center
     Greenwood Village, CO                    420            43.9           20.0               23.9               4Q/2002
                                -----------------------------------------------------------------------
               Subtotal                       964          $120.6         $ 65.1 /(2)/       $ 55.5
                                -----------------------------------------------------------------------

Joint Venture Development (3)
Pinnacle at Stone Creek
     Paradise Valley, AZ                      226          $ 23.5         $ 23.5             $    -               3Q/2001
Pinnacle at MacArthur Place
     Santa Ana, CA                            253            56.9           42.3               14.6               4Q/2001
Pinnacle Galleria
     Roseville, CA                            236            24.9           19.1                5.8               4Q/2001
Pinnacle at the Creek (4)
     Aurora, CO                               216            21.1            6.9               14.2               1Q/2002
                                ---------------------------------------------------------------------
               Subtotal                       931          $126.4         $ 91.8 /(5)/       $ 34.6
                                ---------------------------------------------------------------------

Land Under Development (6)
Pinnacle at Fullerton
     Fullerton, CA                            192          $ 37.5         $  9.0             $ 28.5               1Q/2003
Pinnacle at Talega
     San Clemente, CA                         252            42.2           14.9               27.3               4Q/2002
                                ---------------------------------------------------------------------
               Subtotal                       444          $ 79.7         $ 23.9             $ 55.8
                                ---------------------------------------------------------------------

                   Total                    2,339          $326.7         $180.8             $145.9
                                =====================================================================

(1) "Completion" is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.

(2) Reflects all recorded and allocated costs incurred as of June 30, 2001, consisting of $59.6 million recorded on our balance sheet as "direct investments in real estate - construction in progress" and $5.5 million of costs for completed buildings located on listed properties, reflected on our balance sheet as "direct investments in real estate-investments in rental properties."

(3) With respect to our aggregated joint ventures, we currently expect to maintain 35-40% leverage and contribute approximately 30% of the remaining equity.

(4) Pinnacle at the Creek has been transferred from directly owned land under development to "equity interests in and advances to real estate joint ventures-construction in progress." Accordingly, the budget has been adjusted to support development fees, additional contingency and other costs.

(5) Consists of $39.1 million recorded on our consolidated balance sheet as "equity interest in advances to real estate joint ventures-construction in progress" displayed net of $52.7 million in construction loan balances.

(6) "Land under development" represents projects in various stages of predevelopment, development and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are moved to construction in progress.

DIVIDENDS AND DISTRIBUTIONS TO MINORITY MEMBERS

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. On February 20, 2001, we increased our annual dividend on our common shares to $1.86 per share from $1.70 per share. Total dividends paid to common shareholders for the six months ended June 30, 2001 and 2000 were $43,250,000 and $38,234,000, respectively. In addition, we paid $2,284,000 in dividends on our 8 1/2% Series A Cumulative Redeemable Preferred Stock in the six months ended June 30, 2001 and 2000.

Total distributions to minority members of our consolidated subsidiaries were $2,091,000 and $4,034,000 for the six months ended June 30, 2001 and 2000, respectively.


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference to Item 7A of our Form 10-K for the year ended December 31, 2000. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2000.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

          As of June 30, 2001, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM 2.   Changes in Securities and Use of Proceeds

          During the three months ended June 30, 2001, an aggregate of 2,500 limited partnership units in BRE Property Investors LLC were exchanged for shares of our common stock. The exchange of limited partnership units for shares of our common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

ITEM 3.   Defaults upon Senior Securities
          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Shareholders held on May 15, 2001, the Shareholders elected three directors for three-year terms, and approved two other corporate actions by the following votes:

                                ---------------------------------------------------------------------------------------------------
                                                         FOR                           AGAINST        WITHHELD     BROKER NON-VOTE
                                ---------------------------------------------------------------------------------------------------
                                                     % of shares
                                                    Voted for this         % of         No. of         No. of           No. of
                                 No.  of Shares         item           outstanding      Shares         Shares           Shares
                                --------------------------------------------------------------------------------------------------
Item No. I (Election of  Directors)
Class I
Robert A. Fiddaman                 39,426,110             99%               85%               -         504,758                -
Roger P.Kuppinger                  39,420,489             99%               85%               -         510,379                -
Arthur G. von Thaden               37,016,994             93%               80%               -       2,913,874                -

Item No. II
(Approval of increasing
 maximum shares issuable
 under the 1999 BRE
 Stock Incentive Plan to
 3,500,000)                        35,240,422             88%               76%       4,337,352         353,090                4

Item No. III
(Ratification of the
 Accountants)                      37,699,072             94%               81%       2,083,703         148,093                -

ITEM 5.   Other Information
          None.

ITEM 6.   Exhibits and Reports on Form 8-K
     (a)  Exhibits:
          11    Statement Re Computation of Per Share Earnings
          99.1  Other Exhibits -Statement of Computation of Ratio of Earnings to
                Fixed Charges
     (b)  Reports on Form 8-K:
          None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            BRE PROPERTIES, INC.
                                                                    (Registrant)



Dated:  July 23, 2001                   /s/ Edward F. Lange, Jr.
        -------------                   --------------------------------------
                                        Edward F. Lange, Jr.
                                        Executive Vice President,
                                        Chief Financial Officer and Secretary