Form 10-Q
period 2001-09-30
BRE PROPERTIES INC /MD/
filed 2001-11-09
CIK 1011174

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2001 OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-5305

                             BRE PROPERTIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             Maryland                                             94-1722214
-----------------------------------                          -------------------
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)


       44 Montgomery Street
         36/th/ Floor
       San Francisco, CA                                          94104-4809
-----------------------------------                          -------------------
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

              Yes   X                                No
              -------                                ---------

Number of shares of common stock
outstanding as of October 26, 2001                   45,607,595

                             BRE PROPERTIES, INC.

                              INDEX TO FORM 10-Q

                              September 30, 2001

                                                                                       Page No.
                                                                                       --------
Part I         FINANCIAL INFORMATION

               ITEM 1:
               Consolidated balance sheets (unaudited) - September 30, 2001 and
               December 31, 2000                                                                 2

               Consolidated statements of operations (unaudited) - three months
               ended September 30, 2001 and 2000                                                 3

               Consolidated statements of operations (unaudited) - nine months
               ended September 30, 2001 and 2000                                                 4

               Consolidated statements of cash flows (unaudited) - nine months
               ended September 30, 2001 and 2000                                               5-6

               Notes to consolidated financial statements (unaudited)                          7-8

               ITEM 2:
               Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                          9-19

               ITEM 3:
               Quantitative and Qualitative Disclosures about Market Risk                       19

PART II        OTHER INFORMATION

               ITEM 1  Legal Proceedings                                                        20
               ITEM 2  Changes in Securities and Use of Proceeds                                20
               ITEM 3  Defaults Upon Senior Securities                                          20
               ITEM 4  Submission of Matters to a Vote of Security Holders                      20
               ITEM 5  Other Information                                                        20
               ITEM 6  Exhibits and Reports on Form 8-K                                         21

PART I   FINANCIAL INFORMATION
ITEM 1 - Financial Statements
         --------------------
BRE Properties, Inc.

Consolidated Balance Sheets (unaudited)
-----------------------------------------------------------------------------
(Dollar amounts in thousands, except per share data)

                                                                            September 30,              December 31,
                                                                                2001                       2000
                                                                            -------------             ---------------
Assets
------

Real estate portfolio:
Direct investments in real estate:
   Investments in rental properties                                         $   1,703,884             $   1,646,486
   Construction in progress                                                        66,809                    57,961
   Less: accumulated depreciation                                                (148,902)                 (124,618)
                                                                            -------------             -------------
                                                                                1,621,791                 1,579,829
                                                                            -------------             -------------

Equity interests in and advances to real estate joint ventures:
   Investments in rental properties                                                30,189                    27,477
   Construction in progress                                                        44,457                    34,439
                                                                            -------------             -------------
                                                                                   74,646                    61,916

Land under development                                                             25,310                    30,144
                                                                            -------------             -------------

Total real estate portfolio                                                     1,721,747                 1,671,889

Cash                                                                                3,671                       262
Other assets                                                                       52,905                    45,978
                                                                            -------------             -------------
Total assets                                                                $   1,778,323             $   1,718,129
                                                                            =============             =============

Liabilities and Shareholders' Equity
------------------------------------

Liabilities
Unsecured senior notes                                                      $     483,000             $     243,000
Mortgage loans                                                                    211,243                   214,253
Unsecured line of credit                                                          194,000                   368,000
Accounts payable and accrued expenses                                              29,758                    22,048
                                                                            -------------             -------------
   Total liabilities                                                              918,001                   847,301
                                                                            -------------             -------------

Minority interest                                                                  59,190                    69,712
                                                                            -------------             -------------

Shareholders' equity
Preferred stock; $.01 par value; 10,000,000 shares authorized, liquidation preference $25 per share. Issued and outstanding:
   2,150,000 8 1/2% Series A cumulative redeemable shares.                         53,750                    53,750
Common stock; $.01 par value; 100,000,000 shares authorized.
   Shares issued and outstanding: 46,279,096 at September 30, 2001
   and 45,895,281 at December 31, 2000.                                               463                       459
Additional paid-in capital                                                        705,346                   699,264
Accumulated net income in excess of cumulative dividends                           44,110                    50,476
Stock purchase loans to executives                                                 (2,537)                   (2,833)
                                                                            -------------             -------------
   Total shareholders' equity                                                     801,132                   801,116
                                                                            -------------             -------------

   Total liabilities and shareholders' equity                               $   1,778,323             $   1,718,129
                                                                            =============             =============

See notes to consolidated financial statements

Consolidated Statements of Operations (unaudited)
-------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                           For the Three Months Ended
                                                                                  September 30,
                                                                       -----------------------------------
                                                                            2001                  2000
                                                                       -------------         -------------
Revenues
Rental income                                                          $     61,926          $      60,298
Partnership and ancillary income                                              4,267                  3,247
Other income                                                                    595                  1,068
                                                                       ------------          -------------

   Total revenues                                                            66,788                 64,613
                                                                       ------------          -------------

Expenses
Real estate                                                                  17,867                 18,537
Depreciation                                                                 10,426                  9,881
Interest                                                                     12,000                 11,154
General and administrative                                                    2,212                  2,042
Losses from Internet business                                                     -                  1,258
                                                                       ------------          -------------

   Total expenses                                                            42,505                 42,872
                                                                       ------------          -------------

Income before net gain (loss) on sales of investments in rental properties, minority interest and dividends attributable to
   preferred stock                                                           24,283                 21,741
Net gain (loss) on sales of investments in rental properties                   (327)               (32,711)
Minority interest                                                            (1,048)                (1,220)
                                                                       ------------          -------------
   Net income (loss)                                                   $     22,908               ($12,190)
Dividends attributable to preferred stock                                     1,142                  1,142
                                                                       ------------          -------------
   Net income (loss) available to common shareholders                  $     21,766               ($13,332)
                                                                       ============          =============

Net income (loss) per outstanding common share:
Income before net gain (loss) on sales of investments in rental
   properties less minority interest                                   $       0.48          $        0.43
Net gain (loss) on sales of investments in rental properties                  (0.01)                 (0.72)
                                                                       ------------          -------------
Net income (loss) per share - basic                                    $       0.47                 ($0.29)
                                                                       ============          =============

Income before net gain on sales of investments in rental
   properties and minority interest                                    $       0.47          $        0.42
Net gain (loss) on sales of investments in rental properties                  (0.01)                 (0.71)
                                                                       ------------          -------------
Net income (loss) per share - assuming dilution                        $       0.46                 ($0.29)
                                                                       ============          =============

Weighted average common shares outstanding - basic                           46,470                 45,250
                                                                       ============          =============
Weighted average common shares outstanding - assuming dilution               48,810                 48,510
                                                                       ============          =============

Dividends declared and paid per common share                           $      0.465          $       0.425
                                                                       ============          =============

See notes to consolidated financial statements

Consolidated Statements of Operations (unaudited)
--------------------------------------------------------------------------------
(Amounts in thousands, except per share data)

                                                                          For the Nine Months Ended
                                                                                September 30,
                                                                        ------------------------------
                                                                           2001               2000
                                                                        -----------        -----------
Revenues
Rental income                                                           $   182,883        $   178,028
Partnership and ancillary income                                             11,898              9,711
Other income                                                                  3,590              3,913
                                                                        -----------        -----------

   Total revenues                                                           198,371            191,652
                                                                        -----------        -----------

Expenses
Real estate                                                                  52,808             55,155
Depreciation                                                                 29,585             28,541
Interest                                                                     36,207             34,882
General and administrative                                                    7,127              5,999
Losses from Internet business                                                 7,163              3,076
                                                                        -----------        -----------

   Total expenses                                                           132,890            127,653
                                                                        -----------        -----------

Income before net gain (loss) on sales of investments in rental properties, minority interest and dividends attributable to
   preferred stock                                                           65,481             63,999
Net gain (loss) on sales of investments in rental properties                   (327)           (32,711)
Minority interest                                                            (3,143)            (4,002)
                                                                        -----------        -----------
   Net income                                                                62,011             27,286
Dividends attributable to preferred stock                                     3,426              3,426
                                                                        -----------        -----------
   Net income available to common shareholders                          $    58,585        $    23,860
                                                                        ===========        ===========

Net income per outstanding common share:
Income before net gain (loss) on sales of investments in rental
   properties less minority interest                                    $      1.27        $      1.26
Net gain (loss) on sales of investments in rental properties                 ($0.01)            ($0.73)
                                                                        -----------        -----------
Net income per share - basic                                            $      1.26        $      0.53
                                                                        ===========        ===========

Income before net gain (loss) on sales of investments in rental
   properties and minority interest                                     $      1.27        $      1.25
Net gain (loss) on sales of investments in rental properties                 ($0.01)            ($0.72)
                                                                        -----------        -----------
Net income per share - assuming dilution                                $      1.26        $      0.53
                                                                        ===========        ===========

Weighted average common shares outstanding - basic                           46,360             44,990
                                                                        ===========        ===========
Weighted average common shares outstanding - assuming dilution               48,720             48,160
                                                                        ===========        ===========
Dividends declared and paid per common share                            $      1.40        $      1.28
                                                                        ===========        ===========

See notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)
-------------------------------------------------------------------------------
(Dollar amounts in thousands)

                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                                  ------------------------------
                                                                                      2001              2000
                                                                                  -----------        -----------
Cash flows from operating activities:
Net income                                                                          $  62,011        $    27,286
Adjustments to reconcile net income to net cash flows generated by operating activities:
   Depreciation                                                                        29,585             28,541
   Minority interest                                                                    3,143              4,002
   Losses from Internet business                                                        7,163                  -
   Net loss on sales of investments in rental properties                                  327             32,711
   Increase in other assets                                                            (3,187)            (6,970)
   Increase in accounts payable and accrued expenses                                    5,536              6,798
                                                                                  -----------        -----------
Net cash flows generated by operating activities                                      104,578             92,368
                                                                                  -----------        -----------

Cash flows from investing activities:
Multifamily properties purchased                                                      (21,628)           (27,894)
Proceeds from sales of investments in rental property, net                             20,535            255,730
Rehabilitation and other expenditures                                                 (15,285)           (17,947)
Capital expenditures                                                                   (3,683)            (3,465)
Additions to direct investment construction in progress                               (43,764)           (42,963)
Advances to joint ventures-construction in progress                                   (37,056)           (56,094)
Reimbursements of construction in progress from joint ventures                         30,221             31,445
Additions to land under development                                                    (7,553)           (48,271)
Investment in other joint ventures                                                     (2,386)           (11,288)
Distributions from joint ventures, net                                                  1,003                  -
Investment in and advances to Internet business                                        (1,719)           (11,631)
                                                                                  -----------        -----------
Net cash flows (used in) generated by investing activities                            (81,315)            67,622
                                                                                  -----------        -----------

Cash flows from financing activities:
Issuance of unsecured senior notes, net                                               246,586                  -
Principal payments on unsecured senior notes and mortgage loans                       (20,551)           (41,416)
Proceeds from new mortgage loans                                                        7,541             35,000
Line of credit:
   Advances                                                                           214,000            266,000
   Repayments                                                                        (388,000)          (372,500)
   Renewal fees                                                                        (3,770)                 -
Dividends paid                                                                        (68,376)           (60,687)
Repurchase of common shares                                                            (8,873)                 -
Proceeds from exercises of stock options, net                                           4,805              3,499
Distributions to minority members                                                      (3,216)            (6,172)
Contributions from minority members                                                         -              3,356
                                                                                  -----------        -----------
Net cash flows used in financing activities                                           (19,854)          (172,920)
                                                                                  -----------        -----------
Increase (decrease) in cash                                                             3,409            (12,930)
Balance at beginning of period                                                            262             13,812
                                                                                  -----------        -----------
Balance at end of period                                                          $     3,671        $       882
                                                                                  ===========        ===========

------------------------------------------------------------------------------
(Dollar amounts in thousands)

                                                                               For the Nine Months Ended
                                                                                     September 30,
                                                                             ------------------------------
                                                                                  2001             2000
                                                                             -------------     ------------
Supplemental disclosure of non cash activity:
Transfers of direct investments in real estate-construction in
 progress to investment in rental properties                                 $      40,405     $    41,553
                                                                             =============     ===========
Transfers of land under development to direct investment in real
 estate-construction in progress                                             $       5,489     $        --
                                                                             =============     ===========
Transfers of land under development to investment in real estate
 joint ventures-construction in progress                                     $       6,898     $    20,196
                                                                             =============     ===========
Transfers of real estate joint ventures-construction in progress
 to investments in rental properties                                         $       3,715     $     5,049
                                                                             =============     ===========
Minority interest unit conversions to common shares                          $      10,449     $    18,218
                                                                             =============     ===========
Distribution of 87% of Internet business to shareholders                     $          --     $     8,892
                                                                             =============     ===========

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------
September 30, 2001

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements have been omitted. These consolidated financial statements should be read in conjunction with the Annual Report of BRE Properties, Inc. (the "Company" or "BRE") on Form 10-K for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments only) necessary for a fair presentation of the Company's consolidated financial statements for the interim periods presented.

Certain reclassifications have been made from the prior period's presentation to conform to the current period's presentation.

NOTE B - REPORTABLE SEGMENTS
----------------------------

BRE has determined that it has one operating and reportable segment, multifamily communities, which comprised approximately 97% of BRE's assets and 99% of BRE's revenues for the three months ended September 30, 2001. All multifamily communities owned by the Company are located in the Western United States, in three general markets that it defines as Coastal, Desert and Mountain states.

BRE's business focus is the ownership and operation of multifamily communities and it evaluates performance and allocates resources primarily based on the net operating income ("NOI") of each individual multifamily community. NOI is defined by the Company (and generally by the real estate industry) as the excess of all revenue generated by the community (primarily rental revenue) less direct operating expenses (primarily, but not limited to, payroll, property taxes, insurance and maintenance expense). Accordingly, NOI excludes depreciation, capitalized expenditures and interest expense. NOI from multifamily communities totaled $48,326,000 and $45,008,000 for the three months ended September 30, 2001 and 2000, respectively.

All BRE revenues are from external customers. There are no tenants that contributed 10% or more of BRE's total consolidated revenues in the three months ended September 30, 2001 or 2000. Interest income is not separately reported, as it is immaterial. Interest expense on debt is not allocated to individual properties, even if such debt is secured. Further, minority interest in consolidated subsidiaries is not allocated to the related properties. There is no provision for income tax as the Company is organized as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

NOTE C - COMMITMENTS AND CONTINGENCIES
--------------------------------------

BRE agreed to provide VelocityHSI, Inc. ("VelocityHSI") with up to $10,000,000 to be used for general corporate purposes through September 30, 2001. BRE also agreed to provide VelocityHSI with funds through September 30, 2001 to finance the installation of equipment at properties owned by BRE. Installation of equipment at the Company's apartment communities was suspended during the fourth quarter of 2000 pending VelocityHSI's development of a new operating and capital plan, and assessment of strategic alternatives. During the quarter ended September 30, 2001, VelocityHSI filed for bankruptcy protection. Under the terms of BRE's funding arrangements with VelocityHSI, VelocityHSI was to repay advances on or before September 30, 2001, together with interest on periodic unpaid balances at a rate of 9% per year. Balances under these two agreements were approximately $7,500,000 and $1,200,000, respectively, at September 30, 2001, which had been written down to zero. BRE's investment in VelocityHSI was recorded under the equity method of accounting, with losses being recorded on a 90-day lag basis. BRE was required to record 100% of VelocityHSI's losses to the extent of its investment and advances until VelocityHSI secured an independent source of financing or BRE's investment was reduced to zero. As of June 30, 2001, BRE's investment, including advances, in VelocityHSI had been reduced to zero under the equity method of accounting. BRE reduced the funds available to VelocityHSI for general corporate purposes by $2,400,000, to reserve against potential BRE liabilities related to VelocityHSI. BRE provided for the $2,400,000 reserve as part of its $2,855,000 charge in the second quarter. No losses related to VelocityHSI were recorded in the quarter ended September 30, 2001. The $3,076,000 loss for the nine months ended September 30, 2000 relates to losses incurred prior to the spinoff.


BRE is defending various claims and legal actions. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions will have a material adverse effect on BRE's consolidated results of operations or financial position.

NOTE D - SUBSEQUENT EVENT
-------------------------

During the third quarter of 2001, BRE's board of directors authorized the purchase of BRE's common stock in an amount up to $60 million. The timing of repurchase activity is dependent upon the market price of BRE's shares, and other market conditions and factors. As of October 26, 2001, BRE has repurchased a total of $28,946,000 million of common stock representing 1,003,000 shares, at an average purchase price of $28.86 per share.

ITEM 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations
--------------------------------------------------------------------------------
September 30, 2001

Overview

BRE Properties, Inc. is a self-administered equity real estate investment trust or "REIT" focused on the acquisition, development, and management of multifamily apartment communities in nine metropolitan markets of the Western United States. At September 30, 2001, our portfolio had real estate assets with a book value of approximately $1.7 billion that included 71 wholly or majority-owned apartment communities, aggregating 19,959 units; 3 apartment communities that we manage and own in partnerships or other joint venture arrangements, comprised of 780 apartment units; and 10 apartment communities in various stages of construction and development totaling 2,339 units.

In addition to historical information, we have made forward-looking statements in this report on Form 10-Q. These forward-looking statements pertain to, among other things, our capital resources, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties. You should not rely on these statements as predictions of future events because there is no assurance that the events or circumstances reflected in the statements can be achieved or will occur. Forward-looking statements are identified by words such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect or imprecise or incapable of being realized. The following factors, among others, could affect actual results and future events: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to successfully integrate acquired properties and operations, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code as of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends upon economic trends, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors. Do not rely solely on forward-looking statements, which only reflect management's analysis. We assume no obligation to update forward-looking statements.

Liquidity and Capital Resources

At September 30, 2001, BRE's net real estate investments totaled approximately $1,722,000,000, which included 71 wholly or majority-owned apartment communities, three apartment communities that we manage and own in partnerships or other joint venture arrangements, and 10 apartment communities under various stages of construction and development.

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

Borrowings under our line of credit totaled $194,000,000 at September 30, 2001, compared to $368,000,000 at December 31, 2000. Drawings on the line of credit are available to fund our investment activities and general corporate purposes. BRE typically reduces its outstanding balance on the line of credit with available cash balances.

On January 12, 2001, we issued $250,000,000 of 10-year senior unsecured notes, under our shelf registration, at a 7.45% coupon to yield 7.5%. The net proceeds from the sale of notes were used to repay a portion of the borrowings under our existing credit facility.

At September 30, 2001, senior unsecured indebtedness totaled $483,000,000, consisting of the following: (i) $53,000,000 of unsecured senior notes with an interest rate of 7.44% per annum on $35,000,000 and 7.88% per annum on $18,000,000, to be repaid through scheduled principal payments annually from 2002 to 2005; (ii) $50,000,000 principal amount of unsecured senior notes due 2007, with an effective interest rate of approximately 7.8%, (iii) $130,000,000 principal amount of unsecured notes due 2013, with an effective interest rate of 7.3%., and (iv) $250,000,000 principal amount of unsecured notes due 2011, with a 7.45% coupon rate to yield 7.5%. In addition, at September 30, 2001, BRE had mortgage indebtedness totaling $211,243,000 at interest rates ranging from 4.4% to 9.3%, with remaining terms of less than one to 16 years.

As of September 30, 2001, BRE had total outstanding debt balances of approximately $888,000,000 and total outstanding shareholders' equity and minority interest of approximately $860,000,000, representing a debt to total book capitalization ratio of 51%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. BRE was in compliance with all such financial covenants during the quarter ended September 30, 2001.

BRE anticipates that it will continue to require outside sources of financing to meet its long-term liquidity needs beyond 2001, such as scheduled debt repayments, construction funding and property acquisitions. At September 30, 2001, BRE had an estimated cost of $119,400,000 to complete existing direct investment and joint venture construction in progress and land under development, with funding estimated from 2001 through 2003. A portion of the land under development may be contributed to joint ventures, which may lower BRE's required funding.

During the third quarter 2001, BRE updated its shelf registration statement. BRE now has an effective shelf registration on file with the Securities and Exchange Commission under which we may issue up to $700,000,000 of securities including debt, convertible debt, common and preferred stock. Depending upon market conditions, we may issue securities under such shelf registration to invest in additional multifamily communities and to repay borrowings under our line of credit.

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

During the third quarter of 2001, BRE's board of directors authorized the purchase of BRE's common stock in an amount up to $60 million. The timing of repurchase activity is dependent upon the market price of BRE's shares, and other market conditions and factors. As of September 30, 2001 BRE had repurchased a total of $8.9 million of common stock representing 312,400 shares, at an average purchase price of $28.36 per share.

Results of Operations

Comparison of the Quarters Ended September 30, 2001 and 2000

Revenues

Total revenues were $66,788,000 for the three months ended September 30, 2001, compared to $64,613,000 for the same period in 2000. This increase was primarily due to increases in average monthly rental rates from "same-store" properties as compared with the same period in 2000. We define same-store properties as stabilized apartment communities owned by the company for at least five full quarters. Of the 19,959 apartment units owned by BRE, same-store units totaled 17,974 for the quarter ended September 30, 2001. Multifamily rental revenues from same-store communities increased $2,986,000, or 6%, for the three months ended September 30, 2001 compared to the same period in 2000. The increase in same-store revenues was due primarily to an increase in average monthly rental rates, which was offset by a reduction in average occupancy in certain markets. Most notably, in the San Francisco Bay Area, which represents approximately 30% of our NOI, average occupancy for the quarter dropped from 98% in third quarter 2000 to 93% for the same quarter 2001.

Same-store revenue growth for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 was offset by a decrease of $338,000 in non same-store and partnership income, due to our continued efforts to reinvest proceeds received from a strategic portfolio sale that occurred in the third quarter 2000. Over the past 12 months, we have sold 22 apartment communities in our Desert markets for $280 million. As of September 30 2001, we have only reinvested approximately $162 million of the proceeds derived from the sale in our targeted markets. As a result, non-same store and partnership income has decreased 3% as compared with the prior period in 2000, which included revenues from the communities sold. Additionally, non-recurring development fees recorded as other income have decreased below the prior year due to the stage of completion of our joint venture development pipeline.

A summary of the components of revenue for the quarters ended September 30, 2001 and 2000 follows (dollars in thousands):

                                 Three months ended                  Three months ended
                                 September 30, 2001                  September 30, 2000
                          -------------------------------       -------------------------------
                                              % of Total                            % of Total      % Change from
                              Revenues         Revenues           Revenues           Revenues        2000 to 2001
                          ----------------  -------------       ------------    ---------------     -------------
Same-store                         $56,859             85%           $53,873                 83%                6%
Non same-store and
   partnership income                9,334             14%             9,672                 15%               (3%)
Other income                           595              1%             1,068                  2%              (44%)
                          ----------------  -------------       ------------    ---------------
Total revenue                      $66,788            100%           $64,613                100%                3%
                          ================  =============       ============    ===============

Multifamily communities' average physical occupancy rates for the quarter ended September 30, 2001 and 2000 were as follows:

                                                                                  2001           2000
                                                                               ----------     -----------
Multifamily:  Same-store                                                            95%             96%
Multifamily:  All                                                                   95%             96%

Portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. Apartment units are generally leased to residents for rental terms that do not exceed one year.

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties for the quarter ended September 30, 2001 decreased 4% to $17,867,000 from $18,537,000 in the comparable period in 2000. Same-store expenses increased only 1%, while non same-store expenses decreased 26%. The third quarter 2000 non same-store number includes expenses from the 22 communities we sold in the past twelve months, while the third quarter 2001 non same-store number includes expenses from the 10 communities we have acquired or developed in the past 12 months.

A summary of the categories of real estate expenses for the quarters ended September 30, 2001 and 2000 follows (dollars in thousands):

                                  Three months ended                    Three months ended
                                  September 30, 2001                    September 30, 2000
                           --------------------------------     -------------------------------
                                               % of Total                           % of Total         % Change from
                             Expense             Revenue           Expense           Revenue            2000 to 2001
                           ------------    ----------------     ------------    ---------------     ----------------
Same-store                      $15,410                              $15,204                                       1%
Non same-store                    2,457                                3,333                                     (26%)
                           ------------                         ------------
Total real estate expense       $17,867              26.8%           $18,537            28.7%                     (4%)
                           ============                         ============

Depreciation Expense

Depreciation expense increased by $545,000 to $10,426,000 for the quarter ended September 30, 2001 from the comparable period in 2000. The increase in 2001 resulted primarily from an increased depreciable basis on newly developed and acquired properties.

Interest Expense

Interest expense was $12,000,000 (net of interest capitalized to the cost of apartment communities under development of $3,473,000) for the quarter ended September 30, 2001, an increase of $846,000 or 8% from the comparable period in 2000. Interest expense was $11,154,000 for the same period in 2000 and was net of $3,755,000 of interest capitalized to the cost of apartment communities under construction. The increase in interest expense was due to higher fixed rate debt balances in 2001 and a slightly lower level of capitalized interest. The proceeds from our portfolio sale in 2000 were used in the short term to pay down variable rate debt.

General and Administrative

General and administrative costs were $2,212,000 or approximately 3.3% of total revenues for the third quarter in 2001 and $2,042,000 or approximately 3.2% of total revenues, for the third quarter in 2000. The slight increase in general and administrative costs as a percentage of total revenues is primarily the result of the additions of new positions in senior management and increased office rent.

Net Gain (Loss) on Sales of Investments in Rental Properties

During the third quarter 2001, BRE sold two Tucson communities with 445 units for an aggregate sales price of $11,000,000, pursuant to an agreement with G&I III Residential One, LLC, an affiliate of DRA Advisors, Inc. The Tucson sale completes a $280,000,000 portfolio sale of apartment communities we initiated in the third quarter of 2000. In addition, BRE sold its minority interest in a nonmultifamily asset for $1,115,000. The transactions resulted in an aggregate net loss of $327,000.

Minority Interest

Minority interest was $1,048,000 and $1,220,000 for the quarters ended September 30, 2001 and 2000, respectively. The decrease in the third quarter of 2001 is due to lower distributions paid to BRE Property Investors LLC operating company unit holders as several members of the limited liability company exchanged their operating company units for shares of BRE common stock over the past 12 months.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock represent the dividends on BRE's 8 1/2% Series A Cumulative Redeemable Preferred Stock.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended September 30, 2001, was $21,766,000, or $0.46 per diluted share, as compared with a net loss of ($13,332,000), or ($0.29) per diluted share, for the comparable period in 2000.

Results of Operations

Comparison of the Nine Months Ended September 30, 2001 and 2000

Revenues

Total revenues were $198,371,000 for the nine months ended September 30, 2001 compared to $191,652,000 for the same period in 2000. This increase was primarily due to increases in average monthly rental rates from "same-store" properties as compared with the same period in 2000. We define same-store properties as stabilized apartment communities owned by the company for at least seven full quarters. Of the 19,959 apartment units owned by BRE, same-store units totaled 17,782 for the nine months ended September 30, 2001. Multifamily rental revenues from same-store communities increased $11,891,000, or 8%, for the nine months ended September 30, 2001 compared to the same period in 2000. This increase in same-store revenues was due primarily to an average increase in monthly rental rates.

Same-store revenue growth for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 was offset by a decrease of $4,849,000 in non same-store and partnership income, due to our continued efforts to reinvest proceeds received from a strategic portfolio sale that occurred in the third quarter 2000. Over the past 12 months, we have sold 22 apartment communities in our Desert markets for $280 million. To date, we have only reinvested approximately $162 million of the proceeds derived from the sale in our targeted markets. As a result, non same-store and partnership income has decreased 15% as compared with the prior period in 2000, which included revenues from the communities sold.

A summary of the components of revenue for the nine months ended September 30, 2001 and 2000 follows (dollars in thousands):

                                   Nine months ended                       Nine months ended
                                   September 30, 2001                      September 30, 2000
                          -----------------------------------     ---------------------------------
                                                  % of Total                            % of Total       % Change from
                              Revenues             Revenues           Revenues           Revenues         2000 to 2001
                          ----------------    ---------------     --------------    ---------------     ---------------
Same-store                        $166,635                 84%          $154,744                 81%                  8%
Non same-store and
   partnership income               28,146                 14%            32,995                 17%                (15%)
Other income                         3,590                  2%             3,913                  2%                 (8%)
                          ----------------    ---------------     --------------    ---------------
Total revenue                     $198,371                100%          $191,652                100%                  4%
                          ================    ===============     ==============    ===============


Expenses

Real Estate Expenses

Real estate expenses for multifamily properties for the nine months ended September 30, 2001 decreased 4% to $52,808,000 from $55,155,000 in the comparable period in 2000. Same-store expenses increased by only 3%, while non same-store expenses decreased 32%. The nine months ended September 30, 2000 non same-store number includes expenses from the 22 communities we sold in the past twelve months, while the nine months ended September 30, 2001 number includes expenses from the 11 communities we acquired or developed after January 1, 2000.

A summary of the categories of real estate expenses for the nine months ended September 30, 2001 and 2000 follows (dollars in thousands):

                                   Nine months ended                    Nine months ended
                                  September 30, 2001                    September 30, 2000
                            -------------------------------     -------------------------------
                                               % of Total                           % of Total     % Change from
                             Expense             Revenue           Expense           Revenue        2000 to 2001
                            -----------      --------------     ------------    ---------------    -------------
Same-store                  $    45,022                         $     43,654                                   3%
Non same-store                    7,786                               11,501                                 (32%)
                            -----------                         ------------
Total real estate expense   $    52,808                26.6%    $     55,155              28.8 %              (4%)
                            ===========                         ============

Depreciation Expense

Depreciation expense increased by $1,044,000 to $29,585,000 for the nine months ended September 30, 2001 from the comparable period in 2000. The increase in 2001 resulted primarily from an increased depreciable basis on newly developed and acquired properties.

Interest Expense

Interest expense was $36,207,000 (net of interest capitalized to the cost of apartment communities under development of $10,271,000) for the nine months ended September 30, 2001, an increase of $1,325,000 or 4% from the comparable period in 2000. Interest expense was $34,882,000 for the same period in 2000 and was net of $11,885,000 of interest capitalized to the cost of apartment communities under construction. The change in interest expense was due to a greater level of fixed rate debt and a reduced level of capitalized interest during 2001.

General and Administrative

General and administrative costs were $7,127,000 or approximately 3.6% of total revenues for the nine months ended September 30, 2001 and $5,999,000 or approximately 3.1% of total revenues, for the nine months ended September 30, 2000. The increase in general and administrative costs as a percentage of total revenues is primarily the result of the additions of new positions in senior management and increased office rent.

Losses from Internet business

Losses from Internet business total $7,163,000 during the first nine months of 2001 and represent the net losses of VelocityHSI, Inc., our non real-estate investment, which was spun off on August 15, 2000, including a $2,400,000 provision for potential future losses related to VelocityHSI. Subsequent to the spin-off, VelocityHSI was recorded under the equity method of accounting, with losses being recorded on a 90-day lag basis. We were required to record 100% of VelocityHSI's losses to the extent of our investment, including advances, until it secured an independent source of financing or our investment and advances were reduced to zero. As of September 30, 2001, VelocityHSI has filed for bankruptcy protection and BRE's investment in VelocityHSI has been reduced to zero. The $3,076,000 loss for the nine months ended September 30, 2000 relates to losses incurred prior to the spinoff.

Net Gain (Loss) on Sales of Investments in Rental Properties

During the nine months ended September 30, 2001 BRE sold three Tucson communities with 621 units for an aggregate sales price of $19,420,000, pursuant to an agreement with G&I III Residential One, LLC, an affiliate of DRA Advisors, Inc. The Tucson sale completes a $280,000,000 portfolio sale of apartment communities initiated by the company in the third quarter of 2000. In addition BRE sold its minority interest in a nonmultifamily asset for $1,115,000. The transactions resulted in an aggregate net loss of $327,000.

Minority Interest

Minority interest was $3,143,000 and $4,002,000 for the nine months ended September 30, 2001 and 2000, respectively. The decrease is due to lower distributions paid to BRE Property Investors LLC operating company unit holders as several members of the limited liability company have exchanged their operating company units for shares of BRE common stock in the last 12 months.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock represent the dividends on BRE's 8 1/2% Series A Cumulative Redeemable Preferred Stock.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the nine months ended September 30, 2001, was $58,585,000, or $1.26 per diluted share, as compared with $23,860,000, or $0.53 per diluted share, for the comparable period in 2000.

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

The following table presents data with respect to properties included in "construction in progress" and "land under development" at September 30, 2001, for both direct investment and equity interest properties. Completion of these properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. No assurance can be given that these properties will be completed or, if completed, that they will be completed by the estimated dates or for the estimated amounts or that they will contain the number of units proposed in the table below.

-------------------------------------------------------------------------------------------------------------------------
                                      Number of       Estimated           Cost           Balance to       Estimated
  COMMUNITIES                          Units            Cost            Incurred          Complete       Completion (1)
-------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in millions)
Directly Owned Development
Pinnacle on Lake Washington
     Renton, WA                               180          $ 28.2         $ 25.2            $  3.0             1Q/2002
Pinnacle at Otay Ranch II
     Chula Vista, CA                          204            27.6           22.4               5.2             1Q/2002
Pinnacle at Otay Ranch I
     Chula Vista, CA                          160            22.1            9.4              12.7             2Q/2002
Pinnacle at Denver Tech Center
     Greenwood Village, CO                    420            45.2           24.4              20.8             1Q/2003
                                   ---------------------------------------------------------------
               Subtotal                       964          $123.1         $ 81.4  (2)       $ 41.7
                                   ---------------------------------------------------------------

Joint Venture Development (3)
Pinnacle at Stone Creek
     Paradise Valley, AZ                      226          $ 24.4         $ 24.0            $  0.4             4Q/2001
Pinnacle at MacArthur Place
     Santa Ana, CA                            253            57.6           47.3              10.3             4Q/2001
Pinnacle Galleria
     Roseville, CA                            236            24.9           22.9               2.0             4Q/2001
Pinnacle at the Creek
     Aurora, CO                               216            21.1           10.9              10.2             2Q/2002
                                   ----------------------------------------------------------------
               Subtotal                       931          $128.0         $105.1  (4)       $ 22.9
                                   ----------------------------------------------------------------

Land Under Development (5)
Pinnacle at Fullerton
     Fullerton, CA                            192          $ 37.9         $  9.7            $ 28.2             1Q/2003
Pinnacle at Talega
     San Clemente, CA                         252            42.2           15.6              26.6             1Q/2003
                                ------------------------------------------------------------------
               Subtotal                       444          $ 80.1         $ 25.3            $ 54.8
                                ------------------------------------------------------------------

                   Total                    2,339          $331.2         $211.8            $119.4
                                ==================================================================

(1) "Completion" is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which can change based on several factors, including construction delays and the inability to obtain necessary public approvals.
(2) Reflects all recorded and allocated costs incurred as of September 30, 2001, consisting of $66.8 million recorded on our consolidated balance sheet as "direct investments in real estate - construction in progress" and $14.6 million of costs for completed buildings located on listed properties, reflected on our consolidated balance sheet as "direct investments in real estate-investments in rental properties."
(3) With respect to our aggregated joint ventures, we currently expect to maintain 35-40% leverage and contribute approximately 30% of the remaining equity.
(4) Consists of $44.5 million recorded on our consolidated balance sheet as "equity interest in advances to real estate joint ventures-construction in progress" displayed net of $60.6 million in construction loan balances and members' equity contributions.
(5) "Land under development" represents projects in various stages of predevelopment, development and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are moved to construction in progress.

DIVIDENDS AND DISTRIBUTIONS TO MINORITY MEMBERS

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. On February 20, 2001, we increased our annual dividend on our common shares to $1.86 per share from $1.70 per share. Total dividends paid to common shareholders for the nine months ended September 30, 2001 and 2000 were $64,950,000 and $57,478,000, respectively. In addition, we paid $3,426,000 in dividends on our 8 1/2% Series A Cumulative Redeemable Preferred Stock in the nine months ended September 30, 2001 and 2000.

Total distributions to minority members of our consolidated subsidiaries were $3,216,000 and $6,172,000 for the nine months ended September 30, 2001 and 2000, respectively.


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference from Item 7A of our Form 10-K for the year ended December 31, 2000. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2000.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         As of September 30, 2001, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM 2.  Changes in Securities and Use of Proceeds
         None.

ITEM 3.  Defaults upon Senior Securities
         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         None.

ITEM 5.  Other Information
         None.

ITEM 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits:
              10.1  Form of Indemnification Agreement
              10.2  Employment Agreement of Deirdre A. Kuning
              11    Statement Re Computation of Per Share Earnings
              99.1  Other Exhibits - Statement of Computation of Ratio of
                    Earnings to Fixed Charges
         (b)  Reports on Form 8-K:
              None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            BRE PROPERTIES, INC.
                                                                    (Registrant)



Dated:  November 7, 2001
        ----------------                /s/ Edward Lange
                                        -------------------------------------
                                        Edward F. Lange, Jr.
                                        Executive Vice President,
                                        Chief Financial Officer and Secretary