Form 10-K405
period 2001-12-31
BRE PROPERTIES INC /MD/
filed 2002-02-27
CIK 1011174

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                          Commission File No. 0-5305

                               -----------------

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

          Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on which
          Title of each class                         registered
          -------------------                         ----------
     Common Stock, $.01 par value               New York Stock Exchange
    8 1/2% Series A Preferred Stock             New York Stock Exchange
     Common Stock Purchase Rights               New York Stock Exchange

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   At February 19, 2002, the aggregate market value of the registrant's shares of Common Stock par value, $.01 per share, held by non-affiliates of the registrant was approximately $1,347,000,000. At that date 45,808,532 shares were outstanding.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the Annual Meeting of Shareholders of BRE Properties, Inc. to be filed within 120 days of December 31, 2001 are incorporated by reference in Part III of this report.

                          FORWARD-LOOKING STATEMENTS

   In addition to historical information, we have made forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements pertain to, among other things, our capital resources, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties. You should not rely on these statements as predictions of future events because there is no assurance that the events or circumstances reflected in the statements can be achieved or will occur. Forward-looking statements are identified by words such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect or imprecise or incapable of being realized. The following factors, among others, could affect actual results and future events: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to successfully integrate acquired properties and operations, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends on general economic trends, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors, including those risk factors discussed in the section entitled "Risk Factors" in this report as they may be updated from time to time by our subsequent filings with the Securities and Exchange Commission. Do not rely solely on forward-looking statements, which only reflect management's analysis. We assume no obligation to update forward-looking statements.

                             BRE PROPERTIES, INC.
                                    PART I

Item 1.  BUSINESS

   References in the Annual Report on Form 10-K to "we" or "us" refer to BRE Properties, Inc. (BRE) and "you" refers to BRE's shareholders.

Corporate Profile

   We are a self-administered equity real estate investment trust or "REIT" focused on the development, acquisition and management of multifamily apartment communities in nine targeted metropolitan markets of the Western United States. At December 31, 2001, our multifamily portfolio had real estate assets with a net book value of approximately $1.8 billion, which included: 72 wholly or majority owned completed multifamily communities, aggregating 20,419 units in California, Arizona, Washington, Utah, Oregon and Colorado; five communities in joint venture agreements, comprised of 1,242 apartment units; and nine apartment communities in various stages of construction and development totaling 2,111 units. We have been a publicly traded company since our founding in 1970 and have paid 125 consecutive quarterly dividends to our shareholders since inception.

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

   . Deploy new and recycled capital to supply constrained markets of the West through a selective development and acquisition program that is supported by a research-driven investment model;

   . Create a valuable customer experience that focuses on services that generate increased profitability from resident retention and referrals; and

   . Seek to maintain balance sheet strength and financial flexibility to provide continued access to attractively priced capital for intelligent growth opportunities.

   We believe we can best achieve our objectives by developing, acquiring and internally managing high-quality apartment communities in high-demand, supply constrained locations near the business, transportation, employment and recreation centers essential to customers who value the convenience, service and flexibility of rental living. Recognizing that customers have many housing choices, BRE focuses on developing and acquiring apartment homes with customer-defined amenities and providing professional management services, delivered by well trained associates. We have concentrated our investment and business focus in the Western United States because of certain characteristics of these markets, including propensity to rent, population growth and employment growth.

Events During 2001

   In the first quarter of 2001, we issued $250,000,000 of 10-year senior unsecured notes at a 7.45% coupon to yield 7.5%.

   During 2001, we completed the development and lease-up of one directly owned property with 248 units located in Bellevue Washington. We also purchased La Scala Apartments, located in downtown Seattle, and Ventanja at Rancho Niguel, located in Laguna Niguel, California, for a combined total of 597 units.

   As of December 31, 2001, we had a total of seven development joint ventures. Three of the joint venture communities, located in Phoenix and Chandler, Arizona, and Roseville, California, were completed and delivered from construction in progress to investment in rental properties in 2001. Two of the joint venture communities, located in Sacramento, California and Bothell, Washington, were completed and delivered in 2000. BRE's net investment in these five joint ventures totals approximately $42,083,000. The remaining two joint ventures involve the construction of communities with 469 proposed units and an estimated total cost of $80,300,000, with BRE's equity portion expected to total approximately $17,000,000 to $20,000,000. We are a minority partner in each of the seven joint ventures and will receive additional operational cash flow or sales proceeds upon certain return thresholds from the properties.

   Our Board of Directors authorized the purchase of BRE common stock in an amount up to $60 million. The timing of repurchase activity is dependent upon the market price of BRE shares, and other market conditions and factors. During 2001, we have repurchased a total of $31,052,000 of our common stock, representing approximately 1,074,900 shares at an average purchase price of $28.85 per share.

   During 2001, BRE sold three Tucson communities with 621 units for an aggregate sales price of $19,000,000, pursuant to an agreement with G&I III Residential One, LLC, an affiliate of DRA Advisors, Inc. The Tucson sale completes a $280,000,000 portfolio sale of apartment communities we initiated in the third quarter of 2000. To facilitate the sale, we have invested a total of approximately $13,674,000 of the net proceeds in a joint venture related to the buyer in which BRE has a 15% interest and DRA Growth and Income Fund III, LLC has an 85% interest.

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

   As of December 31, 2000, we had a total of six development joint ventures. Two of the joint venture communities were delivered from construction in progress in 2000. The delivered communities are located in Sacramento, California and Bothell, Washington, and BRE's net investment in these joint ventures totals approximately $27,500,000. The remaining four joint ventures involve the construction of communities with 967 proposed units. We are a minority partner in each of the six joint ventures and will receive additional operational cash flow or sales proceeds upon certain return thresholds from the properties.

   In September 2000, BRE and BRE Property Investors LLC, a majority owned and consolidated subsidiary, sold 19 communities (totaling 4,288 apartment units) pursuant to an agreement with G&I III Residential One LLC, an unrelated third party, for an aggregate sales price of $261,000,000. To facilitate the sale, we then invested approximately $11,288,000 of the net proceeds in a joint venture related to the buyer in which BRE has a 15% equity interest and DRA Growth and Income Fund III, LLC has an 85% interest. The communities are located in Albuquerque, Las Vegas, Phoenix, and Tucson. BRE recorded a loss on sale of approximately $34,957,000.

   In August 2000, we completed the spin-off of VelocityHSI, Inc. (VelocityHSI). VelocityHSI was incorporated as a wholly owned subsidiary in April 2000 and was previously a segment within BRE. VelocityHSI provided high-speed Internet access to the multifamily apartment industry. On August 15, 2000, we distributed approximately 87% of our investment in VelocityHSI to BRE shareholders and retained the balance. Each BRE common shareholder of record as of August 7, 2000 received one share of VelocityHSI for every five common shares of BRE owned. After cash distributions in lieu of fractional shares, 9,066,383 shares of VelocityHSI common stock were distributed to BRE shareholders. We initially retained 1,363,678 shares, and additional shares were sold or given to VelocityHSI and BRE employees and limited partners of BRE Property Investors, LLC, in related transactions. In addition, BRE option holders received options to purchase VelocityHSI common shares on the same one for five ratio. Subsequent to the spin-off, our ownership in VelocityHSI was reduced to approximately 9.9% and was recorded under the equity method of accounting, which required BRE to recognize the losses of VelocityHSI against our interest in VelocityHSI. We also advanced funds to VelocityHSI under two separate agreements, for a total of $7.6 million as of December 31, 2000. After the application of our equity in VelocityHSI's losses, our investment in and receivable from VelocityHSI was recorded at $3.2 million as of December 31, 2000.

   In December 2000, we renewed our line of credit through December 2003, increasing funds available to $450 million, with an option to upsize to $500 million, and maintaining a current interest rate of 70 basis points over LIBOR.

Events During 1999

   During 1999, BRE completed the development and lease-up of six communities that were under development at December 31, 1998. We also purchased two other multifamily communities located in Los Angeles and San Diego, California totaling 628 units and four land sites for development of an estimated additional 1,132 units.

   As of December 31, 1999, BRE had committed to three joint ventures. These joint ventures involved the construction of three communities with 780 proposed units and an estimated total cost of $72,000,000. BRE is a minority partner in the joint ventures and will receive additional operational cash flow or sales proceeds upon certain return thresholds from the properties.

   In the first quarter of 1999, BRE issued a total of 2,150,000 shares of preferred stock for net proceeds of approximately $52,000,000.

Competition

   All of our communities are located in developed areas that include other multifamily communities. There are numerous other multifamily properties and real estate companies within these areas that compete with BRE for residents and development and acquisition opportunities. Such competition could have a material effect on our ability to lease apartment homes at our communities or at any newly developed or acquired communities and on the rents charged. We may be competing with others that have greater resources than BRE. In addition, other forms of residential properties, including single-family housing, provide housing alternatives to potential residents of upscale apartment communities.

Structure, Tax Status and Investment Policy

   We believe we are organized and operate so as to qualify a real estate investment trust, or REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. If we qualify as a REIT, we generally will not be subject to Federal income tax to the extent we distribute 100% of our taxable income to our shareholders. REITs are subject to a number of complex organizational and operational requirements. If BRE fails to qualify as a REIT, its taxable income may be subject to income tax at regular corporate rates. See "Risk Factors--Tax Risks."

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

Employees

   As of December 31, 2001, we had approximately 750 employees. None of the employees is covered by collective bargaining agreements.

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

Executive Officers of the Registrant

   The following persons were executive officers of BRE as of February 15, 2002:

                        Age at
                     February 15,
        Name             2002                               Position(s)
        ----         ------------ ---------------------------------------------------------------
Frank C. McDowell...      53      President, Chief Executive Officer and Director
LeRoy E. Carlson....      56      Executive Vice President, Chief Operating Officer and Director
Edward F. Lange, Jr.      42      Executive Vice President, Chief Financial Officer and Secretary
Bradley P. Griggs...      44      Executive Vice President, Chief Investment Officer
Deirdre A. Kuring...      40      Senior Vice President, Asset Management
Lauren L. Barr......      40      Senior Vice President, Strategic Planning & Communications

   Mr. McDowell was appointed to his current position in June 1995. Mr. Carlson joined BRE in March 1996. Messrs. Lange and Griggs joined BRE in 2000. Ms. Kuring was appointed to her current position in November of 2001 and Ms. Barr was appointed to her position in July 1999. Set forth below is information regarding the business experience of each of the executive officers:

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

   Mr. Carlson served as Chief Financial Officer of BRE from 1996 to 2000. Mr. Carlson served as Vice President and Chief Financial Officer of Real Estate Investment Trust of California or "RCT" from 1980 to 1996. RCT was acquired by BRE in 1996. Prior to joining RCT, Mr. Carlson was the Chief Financial Officer of the William Walters Company, a large asset management company based in Los Angeles, California. He is a licensed Certified Public Accountant in the State of California. Mr. Carlson holds a Bachelor's Degree from the University of Southern California.

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

   Mr. Griggs served as a Senior Vice President of Development for Homestead Village, Inc., a subsidiary of Security Capital Group, Inc. from 1995 to 2000. Prior to joining Homestead, Mr. Griggs served as a senior real estate executive for The Fieldstone Company, Inc. and Ryland Homes, Inc. from 1987 to 1995. Mr. Griggs holds a Bachelor's Degree in Architecture from the California Polytechnic State University, in San Luis Obispo, California and is a registered California Architect.

   Ms. Kuring served as Divisional Vice President, Pacific Northwest and Utah, of the asset management group for BRE since 2000 and in 2001 was promoted to Senior Vice President, Asset Management. From 1996 to 2000, Ms. Kuring was Vice President, Operations, for Archstone Communities Trust, a Colorado-based multifamily real estate investment trust. Prior to joining Archstone, she was Vice President, Operations for Lexford Properties, Inc. from 1993 to 1996. She holds a Bachelor's Degree in Business Administration from Seattle University and is a Certified Property Manager.

   Ms. Barr served as a Vice President of the asset management group for the Company since 1990 and was promoted in 1999 to Senior Vice President, Strategic Planning & Communications. Ms. Barr holds a Bachelor's Degree in Economics from the University of San Francisco and is a Certified Property Manager. From February 2001 Ms. Barr has been on an unpaid leave of absence which terminates in April 2002.

   There is no family relationship among any of BRE's executive officers or Directors.

                                 RISK FACTORS

   The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Risks Due to Investment in Real Estate

  Decreased Yields from an Investment in Real Property Due to Factors Which May Cause a Decrease in Revenues or Values or an Increase in Operating Expenses

   Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend upon the amount of revenues generated and expenses incurred. If properties do not generate revenues sufficient to meet operating expenses, including debt service and capital expenditures, our results of operations and ability to make distributions to you will be adversely affected. The performance of the economy in each of the areas in which the properties are located affects occupancy, market rental rates and expenses. These factors consequently can have an impact on revenues from the properties and their underlying values. The financial results of major local employers may also have an impact on the revenues from and value of certain properties.

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

  Investments in Newly Acquired Properties May Not Perform in Accordance with Expectations

   In the normal course of business, we typically evaluate potential acquisitions, enter into non-binding letters of intent, and may, at any time, enter into contracts to acquire and may acquire additional properties. However, no assurance can be given that we will have the financial resources to make suitable acquisitions or that properties that satisfy our investment policies will be available for acquisition. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Such risks may include construction costs exceeding original estimates, possibly making a project uneconomical. Other risks may include financing not being available on favorable terms or at all and construction and lease-up may not be completed on schedule. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property might prove inaccurate. In addition, there are general real estate investment risks associated with any new real estate investment, including environmental risks. Although we undertake an evaluation of the physical condition of each new investment before it is acquired, certain defects or necessary repairs may not be detected until after the investment is acquired. This could significantly increase our total acquisition costs, which could have a material adverse effect on us and our ability to make distributions to you and pay amounts due on our debt.

  Illiquidity of Real Estate and Reinvestment Risk May Reduce Economic Returns to Investors

   Real estate investments are relatively illiquid and, therefore, tend to limit our ability to adjust our portfolio in response to changes in economic or other conditions. Additionally, the Internal Revenue Code places certain limits on the number of properties a REIT may sell without adverse tax consequences. To effect our current operating strategy, we have in the past raised, and will seek to continue to raise additional funds, both through outside financing and through the orderly disposition of assets which no longer meet our investment criteria. Depending upon interest rates, current development and acquisition opportunities and other factors, generally we will reinvest the proceeds in multifamily properties, although such funds may be employed in other uses. In the markets we have targeted for future acquisition of multifamily properties, there is considerable buying competition from other real estate companies, many of whom may have greater resources, experience or expertise than we. In many cases, this competition for acquisition properties has resulted in an increase in property prices and a decrease in property yields. Due to the relatively low capitalization rates currently prevailing in the pricing of potential acquisitions of multifamily properties which meet our investment criteria, no assurance can be given that the proceeds realized from the disposition of assets, which no longer meet our investment criteria, can be reinvested to produce economic returns comparable to those being realized from the properties disposed of, or that we will be able to acquire properties meeting our investment criteria. To the extent that we are unable to reinvest proceeds from the assets which no longer meet our investment criteria, or if properties acquired with such proceeds produce a lower rate of return than the properties disposed of, such results may have a material adverse effect on us. In addition, a delay in reinvestment of such proceeds may have a material adverse effect on us.

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

  Substantial Competition Among Multifamily Properties and Real Estate Companies May Adversely Affect Our Rental Revenues and Development and Acquisition Opportunities

   All of the properties currently owned by us are located in developed areas. There are numerous other multifamily properties and real estate companies, many of which have greater financial and other resources than we have, within the market area of each of the properties which will compete with us for residents and development and acquisition opportunities. The number of competitive multifamily properties and real estate companies in such areas could have a material effect on (1) our ability to rent the apartments and the rents charged and (2) development and acquisition opportunities. The activities of these competitors could cause us to pay a higher price for a new property than we otherwise would have paid or may prevent us from purchasing a desired property at all, which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt.

  Potential Effect on Operations Due to Geographic Concentration of Properties and Economic Conditions; Dependence on Western United States Regions

   Our portfolio is located in the San Francisco Bay Area, Los Angeles/Orange County, San Diego, Sacramento, Seattle, Portland, Salt Lake City, the Denver area and Phoenix. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other properties and alternative forms of housing. In that regard, certain of these areas have in the recent past experienced economic recessions and depressed conditions in the local real estate markets. To the extent general economic or social conditions in any of these areas deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to you and to pay amounts due on our debt could be materially adversely affected.

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

  Uninsured and Underinsured Losses; Limited Insurance Coverage

   We carry comprehensive liability, fire, extended coverage and rental loss insurance with respect to our properties with certain policy specifications, limits and deductibles. While as of December 31, 2001, we carried flood and earthquake insurance for our properties with an aggregate annual limit of $250 million, subject to substantial deductibles, no assurance can be given that such coverage will be available on acceptable terms or at an acceptable cost, or at all, in the future, or if obtained, that the limits of those policies will cover the full cost of repair or replacement of covered properties. In addition, there may be certain extraordinary losses (such as those resulting from civil unrest) that are not generally insured (or fully insured against), or underinsured losses (such as those resulting from claims in connection with the occurrence of mold, asbestos, and lead) because they are either uninsurable or not economically insurable. Should an uninsured or underinsured loss occur to a property, we could be required to use our own funds for restoration or lose all or part of our investment in, and anticipated revenues from, the property and would continue to be obligated on any mortgage indebtedness on the property. Any such loss could have a material adverse effect on us and our ability to make distributions to you and pay amounts due on our debt.

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

  Restrictions on the Operations of the Operating Company

   Sixteen of our properties are held by BRE Property Investors LLC, which is referred to in this Annual Report on Form 10-K as the operating company. We are the sole managing member of the operating company and, as of December 31, 2001, held approximately an 83% equity interest in it. The remaining equity interests in the operating company are held by third parties as nonmanaging members.

   Under the terms of the limited liability company agreement governing the operations of the operating company, the operating company is required to maintain certain debt service coverage, debt-to-asset and other financial ratios intended to protect the members' rights to receive distributions. In addition, with respect to the outstanding debt for certain completed properties, the operating company is restricted from repaying its debt or taking certain other specified action which could have adverse tax consequences for the members. Further, we, as the managing member, are restricted from taking certain other specified actions--either absolutely or without the consent of a majority in interest of the non-managing members (or of the non-managing members affected thereby)--including, but not limited to, any actions:

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

   Further, under the terms of the operating company's limited liability company agreement, the operating company must give notice to a majority in interest of the non-managing members in order to:

   . dispose of any of the properties held by the operating company (16 properties with a gross book value of $482,803,000) in a taxable sale or exchange prior to respective dates which are specified in the operating company's limited liability company agreement for each of the properties, ranging from eight to 10 years from November 18, 1997, or

   . dissolve the operating company other than in certain limited circumstances specified in the operating company's limited liability company agreement, such as a sale of all or substantially all of our assets, or any merger, consolidation or other combination by us with or into another person, or reclassification, recapitalization or change of our outstanding equity interests.

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

   If the operating company's available cash in any quarterly period is insufficient to permit distribution of the full amount of the priority distribution described above for that quarter, we are required to make a capital contribution to the operating company in an amount equal to the lesser of:

   .   the amount necessary to permit the full priority distribution, or

   . an amount equal to the sum of any capital expenditures made by the operating company plus the sum of any payments made by the operating company on account of any loans to or investments in, or any guarantees of the obligations of, BRE or our affiliates for that quarterly period.

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

  Increase in Cost of Indebtedness Due to Rising Interest Rates

   We have incurred and expect in the future to incur indebtedness which bears interest at a variable rate. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to make distributions to you or cause us to be in default under certain debt instruments. In addition, an increase in market interest rates may lead holders of our common shares to demand a higher yield on their shares from distributions by us, which could adversely affect the market price for BRE common stock.

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

  Restrictive Terms of Certain Indebtedness May Cause Acceleration of Debt Payments

   At December 31, 2001, we had outstanding borrowings of approximately $1.008 billion. Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, and total debt to capital, among others. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt.

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

   Likewise, a portion of our consolidated assets is owned by our subsidiaries, effectively subordinating certain unsecured indebtedness of BRE to all existing and future liabilities, including indebtedness, trade payables, lease obligations and guarantees of our subsidiaries. The operating company has guaranteed amounts due under our $450 million bank credit facility with a syndicate of banks. Likewise, any other of our subsidiaries with assets or net income which, when multiplied by our effective percentage ownership interest in such subsidiary exceeds $30 million or 5% of our consolidated net income, respectively, is required to guarantee the repayment of borrowings under the credit facility. The operating company and other of our subsidiaries may also, from time to time, guarantee other of our indebtedness. Therefore, our rights and rights of our creditors, including the holders of other unsecured indebtedness, to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of such subsidiary's creditors, except to the extent that we may ourselves be a creditor with recognized claims against the subsidiary, in which case our claims would still be effectively subordinate to any security interests in or mortgages or other liens on the assets of such subsidiary and would be subordinate to any indebtedness of such subsidiary senior to that held by us.

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

Tax Risks

  Tax Liabilities as a Consequence of Failure to Qualify as a REIT

   Although management believes that we are organized and are operating so as to qualify as a REIT under the Internal Revenue Code, no assurance can be given that we have in fact operated or will be able to continue to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT in 2001, at least 95% of our taxable gross income in any year must be derived from qualifying sources and we must make distributions to shareholders aggregating annually at least 90% of our REIT taxable income (excluding net capital gains). Thus, to the extent revenues from non-qualifying sources such as income from third-party management represents more than 10% of our gross income in any taxable year, we will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions apply. Even if those relief provisions apply, a tax would be imposed with respect to excess net income, any of which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt. Additionally, to the extent the operating company or certain other subsidiaries are determined to be taxable as a corporation, we would not qualify as a REIT, which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt.

   If we fail to qualify as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates, which would likely have a material adverse effect on us, our share price and our ability to make distributions to you and to pay amounts due on our debt. In addition, unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce funds available for investment or distributions to you because of the additional tax liability to us for the year or years involved. In addition, we would no longer be required to make distributions to you. To the extent that distributions to you would have been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain investments to pay the applicable tax. Finally, no assurance can be given that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

Item 2.  PROPERTIES

General

   In addition to the information in this Item 2, certain information on our portfolio is contained in Schedule III (financial statement schedule) under
Item 14(d).

Multifamily Property Data

   Our multifamily properties represent 100% of our real estate portfolio and 99% of our total revenue.

                   Multifamily Properties                    2001 2000 1999 1998 1997
                   ----------------------                    ---- ---- ---- ---- ----
Percentage of total portfolio at cost, as of December 31.... 100% 100% 100% 100% 99%
Percentage of total revenues, for the year ended December 31  99%  98%  98%  97% 89%

   No single multifamily property accounted for more than 10% of revenues in 2001.

   The following table discloses certain year-end operating data about our multifamily units.

                                                     December 31,
                                        --------------------------------------
                                         2001    2000    1999    1998    1997
                                        ------  ------  ------  ------  ------
Total available units.................. 20,419  20,195  22,690  21,858  18,569
Occupancy percent(1)...................     94%     96%     95%     94%     95%
Average monthly rent per unit.......... $1,076  $1,019    $893    $877    $817
Total number of properties.............     72      72      86      85      74

   This table summarizes data about our operating multifamily properties:

                            Percentage         Number of               Average
 Market                     of NOI(2)  Units  Communities Occupancy(3) Rent(4)
 ------                     ---------- ------ ----------- ------------ -------
 San Francisco Bay Area....     29%     3,488     10           93%     $1,611
 San Diego.................     16%     2,923     12           95%     $1,168
 Los Angeles/Orange County.     13%     3,436     12           95%     $1,005
 Seattle...................     12%     2,701     11           93%     $  993
 Phoenix...................     10%     2,694      7           92%     $  831
 Sacramento................      8%     1,896      9           95%     $  985
 Salt Lake City............      5%     1,517      5           93%     $  776
 Denver....................      5%       984      3           94%     $  941
 Portland..................      2%       780      3           94%     $  724
                               ---     ------     --           --      ------
    Total/Weighted Average.    100%    20,419     72           94%     $1,076
                               ===     ======     ==           ==      ======

--------
(1) Portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. Apartment units are generally leased to residents for rental terms which do not exceed one year.

(2) Represents the aggregate net operating income of all properties in each market divided by the total net operating income of multifamily properties for the year ended December 31, 2001, and includes the results of two completed properties acquired during 2001 from the date of acquisition. Accordingly, these results do not reflect a full year of operations for properties acquired or completed in 2001 and three communities under lease-up.

(3) Represents physical occupancy at December 31, 2001. The total is a weighted average by units for all communities.

(4) Represents total gross potential rent divided by total units as of December 31, 2001. The total is a weighted average by units for all communities shown. Gross potential rent represents, by property, scheduled rents for occupied units, plus market level rents for vacant units.

Properties Completed during 2001

   In 2001, we completed the development of Pinnacle Bell Centre, a 248-unit property in Bellevue, Washington, which is directly owned by BRE. We also completed Pinnacle Queen Creek in Chandler, Arizona; Pinnacle Stonecreek in Phoenix, Arizona, and Pinnacle Galleria in Roseville, California, adding 252, 226 and 236 units, respectively. These three properties are held by joint ventures of which we own less than 50%. These assets are recorded as equity interests in investments in rental properties on the consolidated balance sheet.

Development Properties

   The following table provides data on our nine multifamily properties that are currently under various stages of development and construction. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. No assurance can be given that these properties will be completed or, that they will be completed by the estimated dates, or for the estimated amount, or will contain the number of proposed units shown in the table below.

                                                                        Costs
                                                                       Incurred
                                                            Proposed  to Date--   Estimated Estimated Estimated
                                                             Number  December 31,  Cost to    Total   Completion
Property Name                               Location        of Units     2001     Complete    Cost     Date(5)
-------------                               --------        -------- ------------ --------- --------- ----------
                                                                        (Dollar amounts in millions)
Direct Investment
Pinnacle on Lake Washington.......... Renton, WA               180     $  28.2      $ 0.6    $ 28.8    1Q/2002
Pinnacle at Otay Ranch II............ Chula Vista, CA          204        25.7        1.9      27.6    1Q/2002
Pinnacle at Otay Ranch I............. Chula Vista, CA          160        12.6        9.5      22.1    2Q/2002
Pinnacle at Denver Tech Center....... Greenwood Village, CO    420        30.5       18.0      48.5    1Q/2003
Pinnacle at Talega................... San Clemente, CA         252        18.2       24.0      42.2    1Q/2003
                                                             -----     -------      -----    ------
                                                             1,216     $ 115.2(6)   $54.0    $169.2
                                                             -----     -------      -----    ------
Equity interests in joint ventures(7)
Pinnacle at MacArthur Place.......... Santa Ana, CA            253     $  53.5      $ 5.7    $ 59.2    2Q/2002
Pinnacle at the Creek................ Aurora, CO               216        14.6        6.5      21.1    2Q/2002
                                                             -----     -------      -----    ------
                                                               469     $  68.1(8)   $12.2    $ 80.3
                                                             -----     -------      -----    ------
Total Construction in Progress.......                        1,685     $ 183.3      $66.2    $249.5
                                                             -----     -------      -----    ------
Land under development(9)
Pinnacle at Fullerton................ Fullerton, CA            192     $  10.3
Pinnacle at Valencia................. Valencia, CA             234        13.0
                                                             -----     -------
                                                               426     $  23.3
                                                             -----     -------

--------
(5) "Completion" is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.

(6) Reflects all recorded and allocated costs incurred as of December 31, 2001, consisting of $83.0 million recorded on our balance sheet as "direct investments in real estate-construction in progress" and $32.2 million of costs for completed buildings located on the listed properties, reflected on our balance sheet as "direct investments in real estate-investments in rental properties."

(7) With respect to our joint ventures, we currently expect to maintain leverage in a range of 40% to 45% and contribute approximately 25% to 35% of the remaining equity. No assurance can be given that these will be the actual ranges in place upon closing of the joint ventures.

(8) Consists of $39.0 million recorded on our balance sheet as "equity interest in advances to real estate joint ventures-construction in progress," which is net of $29.1 million in construction loan balances.

(9) Land under development represents projects in various stages of pre-development, development, and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our balance sheet.

Insurance, Property Taxes and Income Tax Basis

   We carry comprehensive liability, fire, extended coverage and rental loss insurance on our properties with certain policy specifications, limits and deductibles. In addition, at December 31, 2001, we carried flood and earthquake coverage with an annual aggregate limit of $250,000,000 (after policy deductibles ranging from 2%-5% of damages). Management believes the properties are adequately covered by such insurance.

   Property taxes on portfolio properties are assessed on asset values based on the valuation method and tax rate used by the respective jurisdictions; such rates ranged from approximately 1% to 2% of assessed values for 2001. The gross carrying value of our direct investments in rental properties was $1,790,283,000 as of December 31, 2001; at that date our assets had an underlying federal income tax basis approximately $257,000,000 lower, which reflects, among other factors, the carryover of basis on tax-deferred exchanges.

Headquarters

   We lease our corporate headquarters at 44 Montgomery Street, 36th Floor, San Francisco, California, 94104-4809, from OTR, an Ohio general partnership. The lease covers 15,142 rentable square feet at annual per square foot rents which began at $37.00 in 1999 and rise to $44.00 in the eighth year of the lease. The lease term ends on January 31, 2006. The Company also maintains regional offices in: Seattle, Washington; Sacramento, Irvine, and San Diego, California; Phoenix, Arizona; and Denver, Colorado.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
       MATTERS

   Our common stock is traded on the New York Stock Exchange under the symbol "BRE". As of January 23, 2002, there were approximately 6,104 recordholders of BRE's common stock and the last reported sales price on the NYSE was $29.54. The number of holders does not include shares held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder. As of January 23, 2002, there were approximately 28,500 beneficial holders of BRE's common stock.

   This table shows the high and low sales prices of our common stock reported on the NYSE Composite Tape and the dividends we paid for each common share:

                                                   Years ended December 31,
                                        -----------------------------------------------
                                                 2001                    2000
                                        ----------------------- -----------------------
                                         Stock Price             StockPrice
                                        ------------- Dividends ------------- Dividends
                                         High   Low     Paid     High   Low     Paid
                                        ------ ------ --------- ------ ------ ---------
First Quarter.......................... $30.74 $26.50  $0.465   $26.83 $21.27  $0.425
Second Quarter......................... $30.05 $25.41  $0.465   $29.83 $24.69  $0.425
Third Quarter.......................... $32.52 $27.33  $0.465   $33.00 $28.11  $0.425
Fourth Quarter......................... $31.68 $27.89  $0.465   $33.63 $29.75  $0.425

   Since 1970, when BRE was founded, we have made regular and uninterrupted quarterly distributions to shareholders. The payment of distributions by BRE is at the discretion of the Board of Directors and depends on numerous factors, including the cash flow, financial condition, capital requirements, REIT provisions of the Internal Revenue Code and other factors.

   On August 15, 2000, BRE also made a special non-cash, non-recurring dividend of one share of VelocityHSI, Inc common stock for every five shares of BRE common stock owned as of August 7, 2000. The dividend had a value at the time of distribution of $0.24 per BRE common share.

Item 6.  SELECTED FINANCIAL DATA

   The selected financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes. The results are affected by the transactions with G&I III Residential One, LLC (DRA Advisors) in 2001 and 2000, Trammell Crow Residential-West in 1997, and numerous acquisitions and dispositions as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations." As such, the consolidated financial statements and notes thereto included elsewhere in this report are not directly comparable to prior years.

                                  2001           2000           1999           1998           1997
                               ----------     ----------     ----------     ----------     ----------
                                      (Amounts in thousands, except per share data)
Operating Results
Revenues...................... $  263,676     $  253,477     $  234,253     $  203,245     $  137,761
                               ==========     ==========     ==========     ==========     ==========
Net income available to
 common shareholders.......... $   78,808     $   36,734     $   69,034     $   60,644     $   76,197
Plus:
 Net loss (gain) on sales of
   investments................        327         35,693            (54)         1,859        (27,824)
 Depreciation.................     40,328         37,425         35,524         27,763         17,938
 Provision for unusual charge.         --             --          1,250          2,400             --
 Losses from Internet business      7,163          8,765             --             --             --
 Depreciation related to
   unconsolidated entities....      1,490            197             --             --             --
 Minority interest in income
   convertible into common
   shares.....................      3,413          4,614          4,847          4,126            972
                               ----------     ----------     ----------     ----------     ----------
Funds from operations (10).... $  131,529     $  123,428     $  110,601     $   96,792     $   67,283
                               ==========     ==========     ==========     ==========     ==========
Net cash flows generated by
 operating activities......... $  137,532     $  123,183     $  113,024     $   97,081     $   67,564
Net cash flows used in
 investing activities......... $ (188,670)    $ (105,321)    $ (104,288)    $ (290,297)    $ (235,293)
Net cash flows generated by
 (used in) financing
 activities................... $   54,768     $  (31,412)    $    3,019     $  191,057     $  171,761
Dividends to common and
 preferred shareholders and
 distributions to minority
 members...................... $   95,025     $   88,700     $   79,313     $   66,327     $   52,035
Weighted average number of
 shares outstanding...........     46,235         45,181         44,540         42,940         35,750
Weighted average number of
 operating company units......      1,875          2,739          3,100          2,840            290
Weighted average number of
 shares outstanding--assuming
 dilution.....................     48,510         48,270         47,760         46,110         36,610
Shares outstanding at end of
 period.......................     45,807         45,895         44,680         44,220         41,740
Operating company units
 outstanding at end of period.      1,639          2,287          3,050          2,990          2,820

Per share data--basic
Income excluding (loss) gain
 on sales of investments...... $     1.71     $     1.60     $     1.55     $     1.45     $     1.35
Net (loss) gain on sales of
 investments..................      (0.01)         (0.79)            --          (0.04)          0.78
                               ----------     ----------     ----------     ----------     ----------
Net income.................... $     1.70     $     0.81     $     1.55     $     1.41     $     2.13
                               ==========     ==========     ==========     ==========     ==========
Per share data--assuming
 dilution
Income excluding (loss) gain
 on sales of investments...... $     1.70     $     1.60     $     1.55     $     1.45     $     1.35
Net (loss) gain on sales of
 investments..................      (0.01)         (0.79)            --          (0.04)          0.76
                               ----------     ----------     ----------     ----------     ----------
Net income--assuming dilution. $     1.69     $     0.81     $     1.55     $     1.41     $     2.11
                               ==========     ==========     ==========     ==========     ==========
Dividends paid to common
 shareholders................. $     1.86     $     1.70     $     1.56     $     1.44     $     1.38

Balance sheet information and
 other data
Real estate portfolio, before
 depreciation................. $1,977,668     $1,796,507     $1,779,958     $1,677,619     $1,346,923
Total assets.................. $1,875,981     $1,718,129     $1,707,162     $1,628,526     $1,339,937
Long-term debt................ $1,008,431     $  825,253     $  779,403     $  752,146     $  541,367
Minority interest............. $   52,151     $   69,712     $   87,640     $   87,432     $   76,066
Shareholders' equity.......... $  784,896     $  801,116     $  822,907     $  762,614     $  705,534

--------
(10) Management considers Funds from Operations to be an appropriate supplemental measure of the performance of an equity REIT because it is predicated on cash flow analyses that facilitate an understanding of the operating performances of BRE's properties without giving effect to non-cash items such as depreciation. FFO is defined by the National Association of Real Estate Investment Trusts as net income or loss (computed in accordance with generally accepted accounting principles) excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, and therefore should not be considered a substitute for net income as a measure of results of operations or for cash flow from operations as a measure of liquidity. Additionally, the application and calculation of FFO by other REITs may vary materially from our calculations, and therefore our FFO and the FFO of other REITs may not be directly comparable. On October 27, 1999, NAREIT revised its definition for periods after January 1, 2000. Consequently, FFO calculations for periods ending subsequent to January 1, 2000 may not be comparable to calculations for periods ended prior to that date. Expenses related to VelocityHSI were added back to operating results to determine FFO from real estate. Our investment in VelocityHSI was recorded under the equity method of accounting. The recognition of our portion of income or losses was recorded on a 90-day lag basis, with losses applied to the extent of our investment in and receivables from VelocityHSI. The effect of including losses on this investment in FFO would be to decrease FFO by $7,163 and $8,765 for the years ended December 31, 2001 and 2000, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   BRE Properties, Inc. is a self-administered equity real estate investment trust or "REIT" focused on the development, acquisition and management of multifamily apartment communities in nine metropolitan markets of the Western United States. At December 31, 2001, our portfolio had real estate assets with a net book value of approximately $1.8 billion that included 72 wholly or majority owned completed apartment communities, aggregating 20,419 units; five multifamily communities owned in joint ventures, comprised of 1,242 apartment units; and nine apartment communities in various stages of construction and development, totaling 2,111 units.

   In 2001, we acquired two apartment communities. In Seattle, Washington, we acquired La Scala Apartments, an 137-unit community, for approximately $21 million. In Southern California, we acquired Ventanja at Rancho Niguel, a 460-unit community located in Laguna Niguel, for approximately $64 million.

   We completed one directly owned development community during 2001: Pinnacle Bell Centre, located in Bellevue, Washington. This community added 248 apartment units to our portfolio, for a total investment of $41 million. We also completed three joint venture development communities: Pinnacle at Queen Creek, a 252-unit complex located in the Phoenix suburb of Chandler, Arizona; Pinnacle Stonecreek, a 226-unit complex located in Phoenix, Arizona; and Pinnacle Galleria, a 236-unit complex located in the Sacramento suburb of Roseville, California. These communities were developed with a total cost of approximately $68 million. Under the terms of the joint venture agreements, we retained an investment of approximately $15 million.

Liquidity and Capital Resources

   At December 31, 2001, our net real estate investments totaled $1,818,795,000, which included 77 operating multifamily apartment communities and nine apartment communities under development. Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. New investments are funded from temporary borrowings under our revolving line of credit, internally generated cash and the proceeds derived from asset sales. Permanent financing for future investments, which replaces funds drawn under the revolving line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities and the assumption of secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments.

   On January 12, 2001, we issued $250,000,000 of 10-year senior unsecured notes under our shelf registration, at a 7.45% coupon to yield 7.5%. The net proceeds from the sale of notes were used to repay a portion of the borrowings under our existing credit facility.

   In December 2000, we amended and restated our unsecured line of credit. The unsecured credit facility matures in December 2003 and expands the credit capacity to $450,000,000, with an option to upsize the facility to $500,000,0000. Borrowings under the line of credit currently bear interest at LIBOR plus 0.70%, plus a fee of 0.20% payable on the unused portion of the credit facility. Our pricing spread above LIBOR is dependent upon our credit ratings and can range from 0.55% to 1.35%.

   Borrowings under our line of credit totaled $315,000,000 at December 31, 2001, compared to $368,000,000 at December 31, 2000. Drawings on the line of credit are available to fund our investment activities and general corporate purposes. We typically reduce our outstanding balance on the line of credit with available cash balances.

   We had a total of $483,000,000 in unsecured indebtedness other than the line of credit at December 31, 2001, consisting of the following: (i) $53,000,000 of senior unsecured notes with an interest rate of 7.44% per annum on $35,000,000 and 7.88% per annum on $18,000,000, to be repaid through scheduled principal payments annually from 2002 to 2005; (ii) $50,000,000 principal amount of unsecured senior notes due 2007, with an effective interest rate of approximately 7.8%; (iii) $250,000,000 principal amount of unsecured notes due 2011, with a coupon rate to yield 7.5%; and (iv) $130,000,000 principal amount of unsecured notes due 2013, with an effective interest rate of 7.3%. In addition, at December 31, 2001, we had mortgage indebtedness totaling $210,431,000 at effective interest rates ranging from 3.7% to 8.4%, with remaining terms of from less than one to 15 years.

   As of December 31, 2001, we had total outstanding debt balances of approximately $1,008,000,000 and total outstanding shareholders' equity and minority interest of approximately $837,000,000, representing a debt to total book capitalization ratio of approximately 55%.

   Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants during the year ended December 31, 2001.

   We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2001, such as scheduled debt repayments, construction funding and property acquisitions. At December 31, 2001, we had an estimated cost of $66,200,000 to complete existing direct investment and joint venture construction in progress, with funding estimated from 2002 through 2003. Scheduled debt repayments through December 31, 2002 total approximately $30,051,000.

   We manage joint venture investments that are recorded on the equity method of accounting with total assets of $212,426,000. These joint ventures carry debt totaling $67,505,000, of which $50,700,000 is guaranteed by us at December 31, 2001. For further information on our joint venture investments, please see
Note 4 (Equity Interests in and Advances to Real Estate Joint Ventures) in the section entitled "Notes to Consolidated Financial Statements."

   During the third quarter 2001, we updated our shelf registration statement. We now have an effective shelf registration on file with the Securities and Exchange Commission under which we may issue up to $700,000,000 of securities including debt, common stock and preferred stock. Depending upon market conditions, we may issue securities under such shelf registration to invest in additional multifamily communities and to repay borrowings under our line of credit. On December 7, 2001, we commenced a medium-term note program for the possible issuance, from time to time, of up to $300,000,000 of medium term notes as part of our shelf registration. No such notes have yet been issued under the program.

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

   During the third quarter of 2001, BRE's Board of Directors authorized the purchase of BRE's common stock in an amount up to $60 million. The timing of repurchase activity is dependent upon the market price of BRE's shares, and other market conditions and factors. As of December 31, 2001, BRE had repurchased a total of approximately $31,052,000 of common stock, representing 1,074,900 shares at an average purchase price of $28.85 per share.

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2001, 2000 and 1999

General

   At December 31, 2001, BRE's portfolio of directly owned apartment communities consisted of the following:

   . 17,782 units in 63 communities that were completed and stabilized for all of 2001 and 2000 ("same-store" communities);

   . 1,792 units in four communities that were acquired and two communities that were developed in 2000 and held for all of 2001; and

   . 845 units in two communities that were acquired and one community that was developed in 2001.

   The results of operations for the three years ended December 31, 2001 were significantly affected by acquisitions and completions of apartment communities and the repositioning of our portfolio through the sale of apartment communities located in non-core markets and our commercial and retail properties. The 2001 results include the completion of one directly owned community and a full year of operations for two communities completed in 2000 and four communities acquired in 2000, partially offset by the sale of three apartment communities in 2001. The 2000 results include the completion of two development properties and a full year of stabilized operations for one property completed in 1999 and two properties acquired in 1999, partially offset by the sale of 19 apartment communities at the end of the third quarter of 2000. The 1999 results include completion and lease-up of eight properties acquired as development projects in 1997 and seven communities acquired in 1998 with a first full year of stabilized operations in 1999.

   Our 2001 operating results reflect deteriorating national and regional economic conditions that accelerated during 2001 and the corresponding impact on our market level rents and occupancy. Operating metrics toward the end of 2000, including market rents, occupancy and turnover, reflected national and regional economic cycles at peak levels, just prior to entering a recessionary phase. Recessionary pressures that accelerated during 2001 compressed market rent growth, reduced average occupancy levels and increased the level of resident turnover. Average gross potential rents for 2001 in our portfolio increased 6%, to $1,076 per unit, from $1,019 per unit in 2000. Gross potential rent represents, by property, scheduled rents for occupied units, plus market level rents for vacant units. Occupancy dropped to 94% at December 31, 2001 from 96% at December 31, 2000. Operating expenses, in general, remained stable.

   Economic conditions had the greatest impact in our San Francisco Bay Area market. During 2001, market level rents in our San Francisco Bay Area communities declined 18%, after increasing 34% in 2000. Average gross potential rents in this region decreased 2% to $1,611 per unit at December 31, 2001, from $1,645 at December 31, 2000. Our San Francisco Bay Area results were further affected by a reduction in average occupancy levels. During 2001, occupancy averaged 93% in this region as compared with 97% during 2000.

Revenues

   Total revenues were $263,676,000 in 2001, $253,477,000 in 2000 and
$234,253,000 in 1999. Revenues increased in 2001 due to increases in average monthly rents from "same-store" properties, the completion and lease up of two communities completed and four communities acquired in 2000,which were held for all of 2001, and revenues from completed joint ventures. Revenues increased in 2000 primarily from increases in average monthly rents, the completion and lease-up of one apartment community and acquisitions of two stabilized properties in 1999, which were held for all of 2000. A summary of revenues for the years ended December 31, 2001, 2000 and 1999 follows:

                                         % of Total              % of Total              % of Total
                             2001 Total   Revenues   2000 Total   Revenues   1999 Total   Revenues
                            ------------ ---------- ------------ ---------- ------------ ----------
Rental income.............. $243,538,000     92%    $235,723,000     93%    $218,057,000     93%
Joint venture and ancillary   16,269,000      6       12,925,000      5       11,417,000      5
Other income...............    3,869,000      2        4,829,000      2        4,779,000      2
                            ------------    ---     ------------    ---     ------------    ---
   Total revenue........... $263,676,000    100%    $253,477,000    100%    $234,253,000    100%
                            ============    ===     ============    ===     ============    ===

                                             % Change from Prior Year
                                             -----------------------
                                              2001        2000  1999
                                             ----         ----  ----
                 Multifamily rental.........   3%           8%   14%
                 Joint venture and ancillary  26%          13%   23%
                 Other income............... (20%)          1%   53%
                 Total revenue..............   4%           8%   15%

  Rental Income

   On a "same-store" basis, rental revenues increased 6% due to average gross potential rent per unit increasing approximately 7% for the year. On a "same-store" basis in 2000, rental revenues increased 7% due to average gross potential rent per unit increasing approximately 8%. Occupancy for each of the three years ended December 31, 2001 follows:

                                                        2001 2000 1999
                                                        ---- ---- ----
         Portfolio occupancy rates as of December 31...  94%  96%  95%
         Number of properties..........................  72   72   85

   Portfolio occupancy is calculated by dividing the total occupied units by the total units in stabilized communities in the portfolio at the end of the period.

   The following table summarizes the multifamily property acquisitions, wholly owned development properties completed, and dispositions for the years ended December 31, 2001, 2000 and 1999 (dollar amounts are gross acquisition costs in the case of acquisitions, total delivered cost in the case of completed development communities and gross sales prices in the case of property dispositions):

                                          2001            2000             1999
                                     --------------  ---------------  --------------
                                      #       $       #       $        #       $
                                     --  ----------- --  ------------ --  -----------
Multifamily
   Property acquisitions............ 2   $84,500,000  4  $171,700,000 2   $57,900,000
   Development properties completed. 1    41,000,000  2    60,500,000 1    29,965,000
   Property dispositions............ 3    19,000,000 19   261,000,000 1     7,000,000

  Joint venture and ancillary income

   Joint venture and ancillary income (which includes recurring non-rental income derived from apartment communities and income from joint ventures and partnerships) was $16,269,000, $12,925,000, and $11,417,000 for the years ended
December 31, 2001, 2000, and 1999, respectively. The increase in 2001 over 2000 was due primarily to a full year of operations for two joint venture construction communities completed in 2000, income from one joint venture community completed in March of 2001 and our share of the net income from assets we sold to a joint venture in which we retained a 15% interest in the September 2000 transaction with G&I Residential III. The increase in 2000 over 1999 was due primarily to income from the two joint ventures completed in 2000, our share of the net income from assets we sold to a joint venture in September 2000 in which we retained a 15% interest and increases in non-rental income from same-store communities.

  Other income

   Other income (which consists primarily of development fees, interest income, and third-party property management fees) was $3,869,000, $4,829,000 and $4,779,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in 2001 from 2000 is due to a reduction in the amount of development fees recognized due to the stage of completion of our joint venture development pipeline and a decrease in third party management fees (we sold our third party management business in September of 2000). Other income was relatively stable from 1999 to 2000, as both years included comparable levels of development and nearly a full year of third party management fees.

Expenses

  Real estate expenses

   Real estate expenses for multifamily rental properties (which include repairs and maintenance, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) decreased by $1,386,000 (2%) for the year ended December 31, 2001, as compared to the prior year. The decrease is primarily a result of reduced levels of repairs and maintenance as we disposed of 19 properties in September 2000, offset by an increase of $1,373,000 (2%) in real estate expenses from our "same-store" communities. The 2000 increase over 1999 was only $1,855,000 (3%) despite the increased size of the portfolio due to cost containment efforts and the disposition of 19 properties in the third quarter of 2000. Multifamily real estate expenses as a percentage of multifamily rental income have decreased from 32.3% in 1999, to 30.7% in 2000 and to 29.1% in 2001. Although not
measurable with precision, management believes that this continued decrease results in part from economies of scale derived from increased concentration of assets in BRE's markets.

  Provision for depreciation

   The provision for depreciation increased by $2,903,000 (8%) for the year ended December 31, 2001 compared to 2000, and increased by $1,901,000 (5%) for the year ended December 31, 2000 compared to 1999. The increases in 2001 and 2000 resulted from higher depreciable basis on new property acquisitions and development properties completed.

  Interest expense

   Interest expense for the years ended December 31, 2001, 2000 and 1999 follows:

                                         2001          2000         1999
                                     ------------  ------------  -----------
  Interest on unsecured senior notes $ 36,081,000  $ 20,885,000  $19,018,000
  Interest on mortgage loans payable   15,157,000    15,207,000   17,146,000
  Interest on line of credit........   10,781,000    25,370,000   15,016,000
  Capitalized interest..............  (13,502,000)  (16,434,000)  (9,485,000)
                                     ------------  ------------  -----------
     Total interest expense......... $ 48,517,000  $ 45,028,000  $41,695,000
                                     ============  ============  ===========

   Year-end debt balances at December 31, 2001, 2000 and 1999 follow:

                                                           2001           2000          1999
                                                      --------------  ------------  ------------
Unsecured senior notes............................... $  483,000,000  $243,000,000  $253,000,000
Unsecured line of credit.............................    315,000,000   368,000,000   315,000,000
Mortgage loans payable...............................    210,431,000   214,253,000   211,403,000
                                                      --------------  ------------  ------------
   Total debt........................................ $1,008,431,000  $825,253,000  $779,403,000
                                                      ==============  ============  ============
Weighted average interest rate for all debt at end of
  period.............................................            6.6%          7.4%          7.1%
                                                      ==============  ============  ============

   Interest expense increased by $3,489,000 to $48,517,000 in 2001 due to a higher average debt balances to fund construction and property acquisitions in 2001, offset by a reduction in variable interest rates over the course of 2001. Interest on the line of credit was replaced with interest on unsecured senior notes due to the $250,000,000 note offering completed in January 2001. Capitalized interest decreased from $16,434,000 in 2000 to $13,502,000 in 2001 due to the delivery and completion of certain properties in construction during 2001, and reduced interest rates. Interest expense increased $3,333,000 to $45,028,000 in 2000 over 1999 due to higher average balances under our line of credit as a means of short-term financing for our development and acquisitions, combined with higher variable interest rates in the early quarters of 2000. Capitalized interest was $16,434,000 in 2000, up from $9,485,000 in 1999 due to the higher volume of construction and development activity ongoing throughout 2000.

  General and administrative expenses

   General and administrative expenses for the three years ended December 31, 2001 were as follows:

                                           2001        2000        1999
                                        ----------  ----------  ----------
    General and administrative expenses $8,958,000  $7,807,000  $6,706,000
    As a percentage of total revenues..        3.4%        3.1%        2.9%

   General and administrative expenses as a percentage of total revenues increased by 0.3% in 2001 as compared to 2000 due primarily to new positions in senior management and increased office rent. In 2000 as compared to 1999, general and administrative expenses increased by 0.2% due to rising payroll costs.

   Office rent totaling $1,246,000, $821,000 and $792,000 for each of the three years ended December 31, 2001 is included in general and administrative expenses. The $425,000 increase from 2000 to 2001 relates to standard inflationary increases in our existing leases, increased common area maintenance charges on our corporate office lease and an additional lease in the Orange County Area.

  Losses from Internet business

   Losses from Internet business total $7,163,000 for 2001 and represent the net losses of VelocityHSI, Inc., our non-real estate investment, which was spun off on August 15, 2000, including a $2,134,000 provision for potential future losses related to VelocityHSI. Subsequent to the spin-off, VelocityHSI was recorded under the equity method of accounting, with losses being recorded on a 90-day lag basis. We were required to record 100% of VelocityHSI's losses to the extent of our investment, including advances, until it secured an independent source of financing or our investment and advances were reduced to zero. As of December 31, 2001, VelocityHSI has filed for bankruptcy protection and BRE's investment, including advances in VelocityHSI has been reduced to zero. The losses from Internet business totaled $8,765,000 during 2000, of which $3,075,000 related to losses incurred prior to the spin-off.

  Provision for unusual charge

   In the first quarter of 1999, BRE recorded a restructuring charge of $1,250,000 related to reductions in corporate personnel. No such restructuring charges were recorded in 2000 or 2001.

  Net gain (loss) on sales of investments in rental properties

   During 2001, we sold three Tucson communities with 621 units for an aggregate sales price of approximately $19,000,000, pursuant to an agreement with G&I III Residential One, LLC, an affiliate of DRA Advisors, Inc. The Tucson sale completed a $280,000,000 portfolio sale of 22 apartment communities (4,909 units) initiated by the company in the third quarter of 2000. In addition, we sold our minority interest in a non-multifamily asset for $1,115,000. The transactions resulted in an aggregate net loss of $327,000 in 2001. During 2000, we closed on the sale of the first 19 communities to G&I III Residential and recorded a loss of approximately $35,000,000. We also sold one commercial property and a land parcel for a combined net loss of approximately $700,000. BRE has retained a 15% equity interest in a joint venture with G&I III Residential. The book value of the joint venture investment is $13,480,000 at December 31, 2001. The net gain on sales of investments in rental properties in 1999 was $54,000, primarily from the sale of one community.

   Certain of these sales were structured as tax-deferred exchanges, with the proceeds applied toward new investments in apartment communities. As of December 31, 2001, the Company had gains on sales totaling approximately $257,000,000 which have been deferred for federal and state income tax purposes since the Company's organization in 1970.

  Minority interest in income

   Minority interest in income was $4,068,000 for the year ended December 31, 2001 due to the earnings attributable to the minority members of our consolidated subsidiaries, down from $5,132,000 and $5,447,000 for the years ended December 31, 2000 and 1999, respectively. The decreases from year to year are due to lower distributions paid to BRE Property Investors LLC operating company unit holders as members of the limited liability company continue to exchange their operating company units for shares of BRE common stock.

  Dividends attributable to preferred stock

   Dividend payments associated with BRE's outstanding preferred stock totaled $4,569,000 for each of the years ended December 31, 2001 and 2000. Total payments were $4,182,000 for the year ended December 31, 1999, as the preferred stock was issued in the first quarter of 1999.

  Net income available to common shareholders

   As a result of the various factors mentioned above, net income available to common shareholders for the year ended December 31, 2001 was $78,808,000, or $1.69 per diluted share, as compared with $36,734,000, or $0.81 per diluted share for the year ended December 31, 2000 and $69,034,000, or $1.55 per diluted share for the year ended December 31, 1999.

Impact of Inflation

   Over 98% of BRE's total revenues for 2001 were derived from apartment properties. Due to the short-term nature of most apartment unit leases (typically one year or less), we may seek to adjust rents to mitigate the impact of inflation upon renewal of existing leases or commencement of new leases, although there can be no assurance that BRE will be able to adjust rents in response to inflation. In addition, occupancy rates may also fluctuate due to short-term leases that permit apartment residents to leave at the end of each lease term at minimal cost to the resident.

Dividends and Distributions to Minority Members

   A cash dividend has been paid to common shareholders each quarter since BRE's inception in 1970. Cash dividends per common share were $1.86 in 2001, $1.70 in 2000 and $1.56 in 1999. Total cash dividends paid to common shareholders for the three years ended December 31, 2001, 2000 and 1999 were $86,289,000, $76,607,000, and $69,544,000, respectively. Distributions to minority members were $4,167,000 in 2001, $7,524,000 in 2000 and $5,587,000 in
1999. In 2001, 2000 and 1999, respectively, $4,569,000, $4,569,000 and
$4,182,000 in dividends were paid to preferred shareholders.

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

   BRE's exposure to market risk for changes in interest rates relates primarily to our unsecured line of credit. We primarily enter into fixed and variable rate debt obligations to support general corporate purposes, including acquisitions and development, capital expenditures and working capital needs. BRE continuously evaluates its level of variable rate debt with respect to total debt and other factors, including its assessment of the current and future economic environment. BRE did not have any derivative financial instruments at December 31, 2001, but had in previous years. In 1998 and 1999, we closed out treasury rate lock agreements in conjunction with the issuance of $50 million unsecured senior notes due 2007, issued in June 1998, and $130 million unsecured senior notes due 2013, issued in February 1999. The purpose of these treasury rate lock agreements was to lock in a fixed interest rate prior to a time when we could issue the related debt.

   The fair values of BRE's financial instruments (including such items in the financial statement captions as cash, other assets, and unsecured line of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of BRE's mortgage loans payable and unsecured senior notes approximates their carrying value at December 31, 2001.

   BRE had $347,530,000 and $400,530,000 in variable rate debt outstanding at December 31, 2001 and 2000, respectively. A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $1,700,000 and $3,000,000 on our earnings and cash flows based on these year-end debt levels and our average variable interest rates for the years ended December 31, 2001 and 2000, respectively. BRE cannot predict the effect of adverse changes in interest rates on its variable rate debt and, therefore, its exposure to market risk, nor can there be any assurance that fixed rate, long-term debt will be available to BRE at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

   None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a) Executive Officers. See "Executive Officers of the Registrant" in Part I of this report.

   (b) Directors. The information required by this Item is incorporated herein by reference to our Proxy Statement, relating to our 2001 Annual Meeting of Shareholders, under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Securities and Exchange Commission within 120 days of December 31, 2001. A summary of the directors and their principal business for the last five years follows:

   John McMahan        Chairman of the Board of BRE. Has served as a director of BRE since 1993.
                       Executive Director, The Center for Real Estate Enterprise Management, since
                       2000. Managing Principal, The McMahan Group, real estate strategic management consultants, since 1996. President, John McMahan Associates, Inc., a management consulting firm, and McMahan Real Estate Securities, Inc., a real estate investment firm, 1994 to 1996.

   William E. Borsari  Has served as a director of BRE or its predecessor since 1992. Self-employed, private investor. Former Chairman or President, The Walters Management
                       Company, a real estate asset management company, for more than five years.

   LeRoy E. Carlson    Appointed a director of BRE and Executive Vice President and Chief Operating
                       Officer of BRE in 2000. Executive Vice President and Chief Financial Officer of
                       BRE from 1996 to 2000, and Chief Financial Officer of Real Estate Investment
                       Trust of California from 1980 to 1996.

   Robert A. Fiddaman  Has served as a director of BRE since 1998. Self-employed, private investor.
                       Former board chairman of SSR Realty Advisors, a real estate investment and management firm, from 1996 to 1998. President and Chief Executive Officer of
                       Metric Realty from 1993 to 1996.

   L. Michael Foley    Has served as a director of BRE since 1994. Principal, L. Michael Foley and
                       Associates, real estate and corporate consulting, since 1996. Director and
                       Executive Committee Member, Western Property Trust, 1999 to 2000. Senior
                       Vice President and Chief Financial Officer, Coldwell Banker Corporation, 1995
                       to 1996. Chairman and Chief Executive Officer, Sears Savings Bank, 1989 to
                       1993.

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

   Edward E. Mace      Has served as a director of BRE since 1998. President, Vail Resorts Lodging
                       Company and Rock Resorts International LLC (both subsidiaries of Vail
                       Resorts, Inc.), since 2001. President and Chief Executive Officer of Fairmont
                       Hotels & Resorts--U.S./Mexico division, 2000 to 2001. President and Chief
                       Executive Officer of Fairmont Hotels, 1996 to 2000. Midwest regional director of management consulting for the Real Estate Industry Group of KPMG Peat
                       Marwick from 1994 to 1996.


   Frank C. McDowell     Has served as a director of BRE and President and Chief Executive Officer of
                         BRE since June 1995. Chief Executive Officer and Chairman of Cardinal Realty
                         Services, Inc., 1992 to 1995.

   Gregory M. Simon      Has served as a director of BRE or its predecessor since 1991. Self employed as a private investor since 1991. Senior Vice President, H.F. Ahmanson & Co. and
                         Home Savings of America, from 1983 to 1991. Officer and Director, Golden
                         Orange Broadcasting, a privately held corporation.

   Arthur G. von Thaden  Has served as a director of BRE since 1981. President and Chief Executive
                         Officer of BRE from 1987 to June 1995. Chief Executive Officer, BankAmerica
                         Realty Services, Inc., a real estate investment advisory firm, from 1970 to 1987.

Item 11.  EXECUTIVE COMPENSATION

   The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2002 Annual Meeting of Shareholders, under the headings "EXECUTIVE COMPENSATION AND OTHER INFORMATION" and "ELECTION OF DIRECTORS--Board and Committee Meetings; Compensation of Directors," to be filed with the Securities and Exchange Commission within 120 days of December 31, 2001.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

   The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2002 Annual Meeting of Shareholders, under the heading "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission within 120 days of December 31, 2001.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2002 Annual Meeting of Shareholders, under the headings "Certain Relationships and Related Transactions", to be filed with the Securities and Exchange Commission within 120 days of December 31, 2001.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) Financial Statements

       1. Financial Statements:

            Report of Independent Auditors

            Consolidated Balance Sheets at December 31, 2001 and 2000

            Consolidated Statements of Income for the years ended December 31,
              2001, 2000 and 1999

            Consolidated Statements of Cash Flows for the years ended December
              31, 2001, 2000 and 1999

            Consolidated Statements of Shareholders' Equity for the years ended
              December 31, 2001, 2000 and 1999

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

                                          BRE PROPERTIES, INC.

                                          By:_______________________________
                                                     Frank C. McDowell
                                               President and Chief Executive
                                                          Officer

Dated ______________

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                       Title             Dated
          ---------                       -----             -----

----------------------------- President and Director
      Frank C. McDowell         (Principal Executive
                                Officer)

----------------------------- Executive Vice President and
      LeRoy E. Carlson          Director

----------------------------- Executive Vice President
    Edward F. Lange, Jr.        (Principal Financial and
                                Accounting Officer)

----------------------------- Chairman and Director
        John McMahan

----------------------------- Director
     William E. Borsari

----------------------------- Director
     Robert A. Fiddaman

----------------------------- Director
      L. Michael Foley

----------------------------- Director
     Roger P. Kuppinger

----------------------------- Director
       Edward E. Mace

----------------------------- Director
      Gregory M. Simon

----------------------------- Director
    Arthur G. von Thaden

                        REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Directors of
BRE Properties, Inc.

   We have audited the accompanying consolidated balance sheets of BRE Properties, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the related schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRE Properties, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

San Francisco, California
January 14, 2002

                             BRE PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
             (Dollar amounts in thousands, except per share data)

                                                                                     December, 31
                                                                                ----------------------
                                                                                   2001        2000
                                                                                ----------  ----------
                                    ASSETS
                                    ------
Real estate portfolio
Direct investments in real estate:
   Investments in rental properties............................................ $1,790,283  $1,646,486
   Construction in progress....................................................     83,002      57,961
   Less: Accumulated depreciation..............................................   (158,873)   (124,618)
                                                                                ----------  ----------
                                                                                 1,714,412   1,579,829
                                                                                ----------  ----------
Equity interests in and advances to real estate joint ventures:
   Investments in rental properties............................................     42,083      27,477
   Construction in progress....................................................     39,023      34,439
                                                                                ----------  ----------
                                                                                    81,106      61,916
                                                                                ----------  ----------
Land under development.........................................................     23,277      30,144
                                                                                ----------  ----------
       Total real estate portfolio.............................................  1,818,795   1,671,889
Cash...........................................................................      3,892         262
Other assets...................................................................     53,294      45,978
                                                                                ----------  ----------
       Total assets............................................................ $1,875,981  $1,718,129
                                                                                ==========  ==========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Mortgage loans payable......................................................... $  210,431  $  214,253
Unsecured senior notes.........................................................    483,000     243,000
Unsecured line of credit.......................................................    315,000     368,000
Accounts payable and accrued expenses..........................................     30,503      22,048
                                                                                ----------  ----------
       Total liabilities.......................................................  1,038,934     847,301
                                                                                ----------  ----------
Minority interest..............................................................     52,151      69,712
                                                                                ----------  ----------
Shareholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized, liquidation preference $25 per share. Shares issued and outstanding: 2,150,000 8 1/2%
     Series A cumulative redeemable shares at December 31, 2001 and 2000.......     53,750      53,750
   Common stock, $.01 par value; 100,000,000 shares authorized. Shares issued and outstanding: 45,807,191 at December 31, 2001; 45,895,281 at
     December 31, 2000.........................................................        458         459
   Additional paid-in capital..................................................    690,309     699,264
   Accumulated net income in excess of cumulative dividends....................     42,995      50,476
   Stock purchase loans to executives..........................................     (2,616)     (2,833)
                                                                                ----------  ----------
       Total shareholders' equity..............................................    784,896     801,116
                                                                                ----------  ----------
       Total liabilities and shareholders' equity.............................. $1,875,981  $1,718,129
                                                                                ==========  ==========

                See Notes to Consolidated Financial Statements

                             BRE PROPERTIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands, except per share data)

                                                                             Years ended December 31,
                                                                           ----------------------------
                                                                             2001      2000      1999
                                                                           --------  --------  --------
Revenue
   Rental income.......................................................... $243,538  $235,723  $218,057
   Joint venture and ancillary income.....................................   16,269    12,925    11,417
   Other income...........................................................    3,869     4,829     4,779
                                                                           --------  --------  --------
       Total revenue......................................................  263,676   253,477   234,253
                                                                           --------  --------  --------
Expenses
   Real estate............................................................   70,938    72,324    70,469
   Provision for depreciation.............................................   40,328    37,425    35,524
   Interest...............................................................   48,517    45,028    41,695
   General and administrative.............................................    8,958     7,807     6,706
   Losses from Internet business..........................................    7,163     8,765        --
   Provision for unusual charge...........................................       --        --     1,250
                                                                           --------  --------  --------
       Total expenses.....................................................  175,904   171,349   155,644
                                                                           --------  --------  --------
Income before gain (loss) on sales of investments in rental properties and
  minority interest.......................................................   87,772    82,128    78,609
Net gain (loss) on sales of investments in rental properties..............     (327)  (35,693)       54
                                                                           --------  --------  --------
Income before minority interest...........................................   87,445    46,435    78,663
Minority interest in income...............................................    4,068     5,132     5,447
                                                                           --------  --------  --------
Net income................................................................   83,377    41,303    73,216
Dividends attributable to preferred stock.................................    4,569     4,569     4,182
                                                                           --------  --------  --------
Net income available to common shareholders............................... $ 78,808  $ 36,734  $ 69,034
                                                                           ========  ========  ========
Earnings per common share--basic:
   Income excluding net gain (loss) on sales of investments in rental
     properties and minority interest..................................... $   1.71  $   1.60  $   1.55
   Net gain (loss) on sales of investments in rental properties...........    (0.01)    (0.79)       --
                                                                           --------  --------  --------
   Net income per common share--basic..................................... $   1.70  $   0.81  $   1.55
                                                                           ========  ========  ========
Earnings per common share--assuming dilution:
   Income excluding net gain (loss) on sales of investments in rental
     properties and minority interest..................................... $   1.70  $   1.60  $   1.55
   Net gain (loss) on sales of investments in rental properties...........    (0.01)    (0.79)       --
                                                                           --------  --------  --------
   Net income per common share--assuming dilution......................... $   1.69  $   0.81  $   1.55
                                                                           ========  ========  ========


                See Notes to Consolidated Financial Statements

                             BRE PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                                                           Years ended December 31,
                                                                       -------------------------------
                                                                         2001       2000       1999
                                                                       ---------  ---------  ---------
Cash flows from operating activities
Net income............................................................ $  83,377  $  41,303  $  73,216
Adjustments to reconcile net income to net cash flows generated by operating activities:
   Net loss (gain) on sales of investments in rental properties.......       327     35,693        (54)
   Provision for depreciation.........................................    40,328     37,425     35,524
   Minority interest in income........................................     4,068      5,132      5,447
   Losses from Internet business after spin-off.......................     7,163      5,690         --
   (Increase) decrease in other assets................................    (4,052)    (6,896)       392
   Increase (decrease) in accounts payable and accrued expenses.......     6,321      4,836     (1,501)
                                                                       ---------  ---------  ---------
Net cash flows generated by operating activities......................   137,532    123,183    113,024
                                                                       ---------  ---------  ---------

Cash flows from investing activities
Multifamily communities purchased.....................................   (84,524)  (171,741)   (59,206)
Proceeds from sales of property, net..................................    20,535    260,425     11,589
Rehabilitation expenditures and other.................................   (19,936)   (21,774)   (12,604)
Capital expenditures..................................................    (4,990)    (4,647)    (4,715)
Additions to direct investment construction in progress...............   (59,351)   (55,284)   (35,514)
Advances to unconsolidated joint ventures for construction in progress   (48,816)   (74,729)   (49,243)
Reimbursements of construction in progress from unconsolidated joint
  ventures............................................................    35,196     48,092     56,615
Additions to land under development...................................   (23,671)   (56,523)   (11,210)
Investment in joint venture...........................................    (2,386)   (11,288)        --
Distributions from joint ventures, net................................     1,032         --         --
Investment in and advances to Internet business.......................    (1,759)   (17,852)        --
                                                                       ---------  ---------  ---------
Net cash flows used in investing activities...........................  (188,670)  (105,321)  (104,288)
                                                                       ---------  ---------  ---------

Cash flows from financing activities
Issuance of unsecured senior notes, net...............................   246,586         --         --
Principal payments on mortgage loans and unsecured senior notes.......   (21,363)   (42,150)   (23,743)
Proceeds from new mortgage loans......................................     7,541     35,000         --
Lines of credit:
   Advances...........................................................   363,000    480,500    231,000
   Repayments.........................................................  (416,000)  (427,500)  (180,000)
   Renewal fees.......................................................    (3,770)        --         --
Cash dividends paid...................................................   (90,858)   (81,176)   (73,726)
Repurchase of common shares...........................................   (31,052)        --         --
Proceeds from exercises of stock options, net.........................     4,851      8,082      3,438
Proceeds from preferred equity offering, net..........................        --         --     51,637
Distributions to minority members.....................................    (4,167)    (7,524)    (5,587)
Contributions from minority members...................................        --      3,356         --
                                                                       ---------  ---------  ---------
Net cash flows generated by (used in) financing activities............    54,768    (31,412)     3,019
                                                                       ---------  ---------  ---------
Increase (decrease) in cash...........................................     3,630    (13,550)    11,755
Balance at beginning of period........................................       262     13,812      2,057
                                                                       ---------  ---------  ---------
Balance at end of period.............................................. $   3,892  $     262  $  13,812
                                                                       =========  =========  =========

                See Notes to Consolidated Financial Statements

                             BRE PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        (Dollar amounts in thousands, except share and per share data)

                                                                                   Years ended December 31,
                                                                            -------------------------------------
                                                                               2001         2000         1999
                                                                            -----------  -----------  -----------
Common stock shares
Balance at beginning of year...............................................  45,895,281   44,679,341   44,221,560
Stock options exercised....................................................     384,360      514,432      269,852
Conversion of operating company units to common shares.....................     648,449      701,508      185,000
Shares repurchased and retired.............................................  (1,074,900)          --           --
Other......................................................................     (45,999)          --        2,929
                                                                            -----------  -----------  -----------
    Balance at end of year.................................................  45,807,191   45,895,281   44,679,341
                                                                            ===========  ===========  ===========

Preferred stock shares
Balance at beginning of year...............................................   2,150,000    2,150,000           --
Issuance of 81/2% Series A cumulative redeemable...........................          --           --    2,150,000
                                                                            -----------  -----------  -----------
    Balance at end of year.................................................   2,150,000    2,150,000    2,150,000
                                                                            ===========  ===========  ===========

Common stock
Balance at beginning of year............................................... $       459  $       447  $       443
Stock options exercised....................................................           4            5            2
Conversion of operating company units to common shares.....................           6            7            2
Shares repurchased and retired.............................................         (11)          --           --
                                                                            -----------  -----------  -----------
    Balance at end of year................................................. $       458  $       459  $       447
                                                                            -----------  -----------  -----------

Preferred stock
Balance at beginning of year............................................... $    53,750  $    53,750           --
Issuance of 81/2% Series A cumulative redeemable...........................          --           --  $    53,750
                                                                            -----------  -----------  -----------
    Balance at end of year................................................. $    53,750  $    53,750  $    53,750
                                                                            -----------  -----------  -----------

Additional paid-in capital
Balance at beginning of year............................................... $   699,264  $   671,760  $   664,811
Stock options exercised....................................................       6,027        8,612        1,899
Conversion of operating company units to common shares.....................      17,456       18,892        4,980
Shares repurchased and retired.............................................     (31,041)          --           --
Other......................................................................      (1,397)          --           70
                                                                            -----------  -----------  -----------
    Balance at end of year................................................. $   690,309  $   699,264  $   671,760
                                                                            -----------  -----------  -----------

Accumulated net income in excess of cumulative dividends
Balance at beginning of year............................................... $    50,476  $    99,241  $    99,751
Net income for year........................................................      83,377       41,303       73,216
Cash dividends paid: $1.86, $1.70, and $1.56 per common share for the years ended December 31, 2001, 2000 and 1999, respectively; $2.13 per preferred
 share in 2001 and 2000 and $1.96 per share in 1999........................     (90,858)     (81,176)     (73,726)
Distribution of VelocityHSI, Inc. in spin-off..............................          --       (8,892)          --
                                                                            -----------  -----------  -----------
    Balance at end of year................................................. $    42,995  $    50,476  $    99,241
                                                                            -----------  -----------  -----------

Stock purchase loans to executives
Balance at beginning of year............................................... $    (2,833) $    (2,291) $    (2,391)
Additional loans granted...................................................        (935)      (1,030)        (806)
Maturities and reserves on loans...........................................       1,152          488          906
                                                                            -----------  -----------  -----------
    Balance at end of year................................................. $    (2,616) $    (2,833) $    (2,291)
                                                                            -----------  -----------  -----------
Total shareholders' equity................................................. $   784,896  $   801,116  $   822,907
                                                                            ===========  ===========  ===========

                See Notes to Consolidated Financial Statements

                             BRE PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Company

   BRE Properties, Inc. ("BRE" or the "Company") is a self-administered real estate investment trust focused on the development, acquisition and management of multifamily apartment communities in the Western United States. At December 31, 2001, BRE's portfolio, owned directly or through subsidiaries, consisted of 72 multifamily communities (aggregating 20,419 units), classified as direct investments in real estate--investments in rental properties on the accompanying consolidated balance sheets. Of these properties, 43 were located in California, seven in Arizona, 11 in Washington, five in Utah, three in Oregon and three in Colorado. In addition, at December 31, 2001, there were nine properties under various stages of construction and development aggregating an estimated 2,111 units, including five directly owned properties with 1,216 units classified as direct investments in real estate-construction in progress, two properties with 469 units classified as equity interest in and advances to real estate joint ventures-construction in progress carried on the equity method, and two land parcels estimated to have 426 units which are classified as land under development. During 2001 and 2000, BRE completed the construction of five properties with 1,242 units held under joint venture agreements in which BRE is a minority interest holder and managing member. BRE also holds a 15% joint venture interest in 22 additional apartment communities totaling 4,909 units managed by a third party.

  Transaction with Trammell Crow Residential-West

   In November 1997, BRE acquired 16 completed properties and eight development properties from certain entities of Trammell Crow Residential-West (the "Transaction") pursuant to a definitive agreement (the "Contribution Agreement"). BRE paid a total of approximately $160 million in cash and issued $100 million in common stock based on a stock price of $26.93 per share, as provided for in the Contribution Agreement. In addition, certain entities received Operating Company Units ("OC Units") valued at $76 million in BRE Property Investors LLC (the "Operating Company"), a Delaware limited liability company and majority owned subsidiary of BRE. The Operating Company also assumed approximately $120 million in debt. BRE is the sole managing member and majority owner of the Operating Company at December 31, 2001. Substantially all of the properties acquired in the Transaction were held through the Operating Company, which was formed by BRE for the purpose of acquiring the properties in the Transaction.

   The OC Units held by non-managing members are included in minority interest in the Company's consolidated financial statements. Starting in November 1999, non-managing members of the Operating Company can exchange their units for common stock of BRE on a 1:1 basis or, at the option of the Company, cash in an amount equal to the market value of such common stock at the time of the exchange. As of December 31, 2001, 1,534,957 OC Units have been exchanged for common stock. The non-managing members are entitled to priority distributions regardless of the cash flow of the Operating Company. The Operating Company is also required to maintain certain financial ratios to protect the non-managing members' distributions. Further, the Company has certain restrictions from selling assets of the Operating Company in a taxable sale for a period ranging from eight to 10 years from the date of the Transaction. The Operating Company has also guaranteed the repayment of the Company's $450 million line of credit.

2.  Accounting Policies

  Consolidation

   The accompanying consolidated financial statements include the accounts of the Company, the Operating Company and other subsidiaries that hold title to individual properties. All significant intercompany balances and transactions have been eliminated in consolidation. Due to the Company's ability to control the Operating Company and other subsidiaries, such entities have been consolidated with the Company for financial reporting purposes. At December 31, 2001, BRE owned 83% of the Operating Company, which in turn owned 99% of the individual title holding companies.

  Equity Method of Accounting

   The Company's investments in non-controlled real estate joint ventures are recorded under the equity method of accounting on the accompanying consolidated balance sheets. Investments in real estate joint ventures which are managed or are being developed by the Company are included in equity interests in and advances to real estate joint ventures. BRE receives certain fees for the development and construction of the real estate property held by these joint ventures and has recognized other income using the percent of completion method to the extent of the third-party interest. Investments in real estate joint ventures managed by third parties are included in other assets because such investments do not represent a core activity within BRE's overall real estate investment strategy.

  Rental property

   Rental properties are recorded at cost, less accumulated depreciation, less an adjustment, if any, for impairment. Rental properties are evaluated for impairment when conditions indicate that the sum of future expected undiscounted cash flows from a rental property during the expected holding period may be less than its carrying value. Projects under development are carried at cost including land, construction costs, capitalized interest and property taxes until units are placed in service, at which time depreciation begins. Projects under development are evaluated for impairment when conditions indicate that the sum of future expected undiscounted cash flows from rental operations during the expected holding period may be less than the estimated total cost at the end of development. Upon determination that such impairment has occurred, the related assets are reduced to estimated fair value. There were no assets for which an adjustment for impairment in value was made in 2001 or 2000.

   Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which range from 35 to 45 years for buildings and three to 10 years for other property. Direct investment development projects are considered placed in service as certificates of occupancy are issued and the units become ready for occupancy. Land acquired for development is capitalized and reported as "Land under development" until the development plan for the land is formalized. Once the development plan is determined and construction contracts are signed, the costs are transferred to the balance sheet line items "Construction in progress."

  Real estate held for sale

   Real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

   In the normal course of business, BRE will receive offers for sale of its properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. As a result, real estate is not classified as "held for sale" until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sales negotiations for such property are currently under way. As of December 31, 2001 and 2000, real estate held for sale had a net book value of $8,955,000 and $6,639,000, respectively, which is included in other assets on the consolidated balance sheets.

  Rental revenue and expense, and capitalized costs

   Rental income is recorded when due from residents and is recognized monthly as it is earned, which is not materially different than on a straight-line basis as lease terms are generally for periods of one year or less. There were no contingent rental payments or percentage rents in the three years ended December 31, 2001.

   For multifamily properties, costs of replacements, such as appliances, carpets and drapes, are expensed. For all properties, improvements and betterments that increase the value of the property or extend its useful life are capitalized.

  Cash and short-term investments

   Financial instruments that potentially subject BRE to concentrations of credit risk include cash, short-term investments and funds held in escrow. BRE places its cash deposits and temporary cash investments with financial institutions believed by management to be creditworthy and of high-quality. Cash balances are held with various financial institutions and may at times exceed the applicable Federal Deposit Insurance Corporation limit of $100,000.

  Deferred costs

   Included in other assets are costs incurred in obtaining debt financing that are deferred and amortized over the terms of the respective debt agreements as interest expense. Related amortization expense is included in interest expense in the accompanying consolidated statements of income. Net deferred financing costs included in other assets in the accompanying consolidated balance sheets are $12,232,000 and $7,122,000 as of December 31, 2001 and 2000, respectively.

  Income taxes

   BRE has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended ("the Code"). As a result, BRE will not be subject to federal taxation at the corporate level to the extent it distributes, annually, at least 90% of its REIT taxable income, as defined by the Code, to its shareholders and satisfies certain other requirements. In addition, the states in which BRE owns and operates real estate properties have provisions equivalent to the federal REIT provisions. Accordingly, no provision has been made for federal or state income taxes in the accompanying consolidated financial statements.

  Net gain (loss) on sales of investments in rental properties

   Sales are generally recorded after title has been transferred to the buyer and after appropriate payments have been received and other criteria met.

  Fair value of financial instruments

   The fair values of BRE's financial instruments (including such items in the financial statement captions as cash, other assets, and unsecured line of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of the Company's mortgage loans payable and unsecured senior notes approximates their carrying value at December 31, 2001.

  Reclassifications

   Certain reclassifications have been made to the prior years' financial statements to conform to the presentation of the current year's financial statements.

  Use of estimates

   The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Descriptive information about reportable segments

   BRE follows Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 requires certain descriptive information to be provided about an enterprise's reportable segments. BRE has determined that it has one operating and reportable segment, multifamily communities, which comprised 97% of BRE's consolidated assets at December 31, 2001 and 2000 and approximately 99% of its total consolidated revenues for the three years ended December 31, 2001. All multifamily communities owned by the Company are located in the Western United States, in three general markets that it defines as California, Pacific Northwest, and Mountain/Desert States. The Company also considered VelocityHSI Inc. (VelocityHSI) to be a separate segment prior to the spin-off of this company in the third quarter of 2000 (See note 8).

   BRE's business focus is the ownership and operation of multifamily communities; it evaluates performance and allocates resources primarily based on the net operating income ("NOI") of an individual multifamily community. NOI is defined by the Company (and generally by the real estate industry) as the excess of all revenue generated by the community (primarily rental revenue) less direct operating expenses (primarily, but not limited to, payroll, property taxes, insurance and maintenance expense). Accordingly, NOI excludes depreciation, capitalized expenditures and interest expense. NOI from multifamily communities totaled $189 million, $176 million and $159 million for the years ended December 31, 2001, 2000, and 1999, respectively. All other segment measurements are presently disclosed in the accompanying consolidated balance sheets and notes to consolidated financial statements.

   All revenues are from external customers and there are no revenues from transactions with other segments. There are no residents that contributed 10% or more of BRE's total revenues in 2001, 2000 or 1999. Interest income is not separately reported as it is immaterial. Interest expense on debt is not allocated to individual properties, even if such debt is secured. Further, minority interest in consolidated subsidiaries is not allocated to the related properties. There is no provision for income tax as the Company is organized as a REIT under the Code.

  Recently Issued Accounting Pronouncements

   In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Certain provisions of SFAS 133 were amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of Statement 133." SFAS 133 was required to be adopted by the Company on January 1, 2001 and had no impact as the Company does not currently use derivatives.

   In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill And Other Intangible Assets. SFAS Nos. 141 and 142 require companies to account for all business combinations using the purchase method of accounting and to eliminate the amortization of goodwill in favor of a periodic impairment based approach. SFAS Nos. 141 and 142 are effective for fiscal years beginning after December 15, 2001. The standards were adopted by the Company effective January 1, 2002 and had no impact.

   In August 2001, the FASB issued SFAS No. 144, Accounting For The Impairment Or Disposal Of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The standard was adopted by the Company effective January 1, 2002 and had no impact.

3.  Real Estate Portfolio

   Direct investments in real estate--investments in rental properties:

                                                     December 31,
                                            ------------------------------
                                                 2001            2000
                                            --------------  --------------
    Land................................... $  337,098,000  $  310,271,000
    Improvements...........................  1,453,185,000   1,336,215,000
                                            --------------  --------------
       Subtotal............................  1,790,283,000   1,646,486,000
    Accumulated depreciation...............   (158,873,000)   (124,618,000)
                                            --------------  --------------
       Total............................... $1,631,410,000  $1,521,868,000
                                            ==============  ==============

   A roll-forward of direct investment in real estate-construction in progress follows:

                                                                                    December 31,
                                                                             --------------------------
                                                                                 2001          2000
                                                                             ------------  ------------
Opening balance............................................................. $ 57,961,000  $ 46,575,000
Additions to projects under construction at beginning of year...............   59,351,000    54,315,000
Costs of projects started during the year...................................           --       969,000
Transfers of construction in progress to direct investments in real estate--
  investments in rental properties..........................................  (57,950,000)  (76,619,000)
Transfers from land under development to direct investments in real estate--
  construction in progress..................................................   23,640,000    32,721,000
                                                                             ------------  ------------
Ending balance.............................................................. $ 83,002,000  $ 57,961,000
                                                                             ============  ============

   BRE's carrying value of its assets exceeded the tax basis by approximately $257,000,000 (unaudited) at December 31, 2001.

4.  Equity Interests in and Advances to Real Estate Joint Ventures

   As of December 31, 2001, BRE had seven joint venture arrangements in which its interests ranged from 25% to 40%; these joint ventures are managed by the Company (the joint ventures). Such arrangements are accounted for under the equity method because BRE does not control the ventures. These seven joint ventures include: (i) two communities that were completed and delivered in 2000, (ii) three communities that were completed and delivered in 2001, and
(iii) two communities under construction at December 31, 2001 expected to be completed and delivered during 2002.

   Joint venture communities that have been completed and delivered are shown as "Equity interests in and advances to real estate joint ventures--investments in rental properties" on BRE's consolidated balance sheets. The five completed communities had a total cost of approximately $146,000,000. The equity has been funded by BRE and third party members. BRE's investment in the joint ventures representing the five completed communities totals $42,083,000 as of December 31, 2001. There is no outstanding debt in the joint ventures representing the two completed communities as of December 31, 2000. The joint ventures for the three communities completed during 2001 carry $38,400,000 in secured debt as of December 31, 2001. With respect to two of the communities, the secured loans total $16,800,000, mature in 2011 and have interest rates of 7.25% and 8.0%. The loan on the remaining community of $21,600,000 is intended to remain in place until March 31, 2002, at which time third party joint venture contributions required under the joint venture agreement will replace the loan; this loan is guaranteed by BRE and has an interest rate of LIBOR plus 150 basis points, with interest only due until maturity.

   At December 31, 2001, the two communities under construction pursuant to joint venture arrangements are shown as "Equity interests in and advances to real estate joint ventures--construction in progress" on BRE's consolidated balance sheets. Under the terms of these joint venture arrangements, BRE is obligated to advance all costs during the construction phase, and is responsible for completion of construction including any costs incurred above an agreed upon level. As of December 31, 2001, cumulative costs incurred to date on these communities totaled approximately $68,142,000, which had been funded through a combination of construction loans and advances by BRE. One of these joint ventures obtained funds from a secured loan with a total commitment of $40,000,000 of which $29,100,000 is outstanding at December 31, 2001; the loan is guaranteed by BRE, matures in 2002, and has an interest rate of LIBOR plus 150 basis points, with interest only due until maturity. The secured loan balance will be replaced upon completion of the community with joint venture member's equity contributions required under the joint venture agreement. Upon completion, BRE anticipates that these two joint ventures will have total costs of $80,300,000 and combined leverage of approximately 40% to 45%. BRE's portion of the equity in both joint ventures is expected to total approximately $17,000,000 to $20,000,000 (unaudited).

   For certain joint ventures, BRE's responsibility to fund costs incurred above an agreed upon level during the construction period has resulted in a disproportionate capital account balance between BRE and the third party member compared to each member's percent interest. This amount differs from the amount of the underlying equity in the net assets of the applicable joint venture and is being depreciated over 40 years.

   The following is a roll-forward of equity interests in and advances to real estate joint ventures--construction in progress:

                                                                                       December 31,
                                                                                --------------------------
                                                                                    2001          2000
                                                                                ------------  ------------
Opening balance................................................................ $ 34,439,000  $ 15,083,000
Transfers to construction in progress from land under development..............    6,898,000    20,196,000
Advances by BRE to joint ventures..............................................   48,816,000    74,729,000
Reimbursements to BRE from joint ventures upon receipt of secured loans........  (35,196,000)  (48,092,000)
Transfers to and equity interests in real estate joint ventures--investments in rental properties............................................................  (15,934,000)  (27,477,000)
                                                                                ------------  ------------
Ending balance................................................................. $ 39,023,000  $ 34,439,000
                                                                                ============  ============

   Following are the combined, condensed balance sheets of the seven joint ventures (unaudited):

                                                        December 31,
                                                 --------------------------
                                                     2001          2000
                                                 ------------  ------------
    Assets
    Investments in rental properties............ $146,225,000  $ 78,784,000
    Construction in progress....................   68,142,000    79,871,000
    Less: accumulated depreciation..............   (2,843,000)     (353,000)
                                                 ------------  ------------
       Total real estate portfolio..............  211,524,000   158,302,000
    Other assets................................      902,000       580,000
                                                 ------------  ------------
    Total assets................................ $212,426,000  $158,882,000
                                                 ============  ============

    Liabilities and Members' Equity
    Secured loans payable....................... $ 67,505,000  $ 37,162,000
    Other liabilities...........................      347,000       198,000
                                                 ------------  ------------
       Total liabilities........................   67,852,000    37,360,000
    Members' equity:
       Joint venture members....................   63,468,000    59,606,000
       BRE (1)..................................   81,106,000    61,916,000
                                                 ------------  ------------
       Total members' equity....................  144,574,000   121,522,000
                                                 ------------  ------------
    Total liabilities and members' equity....... $212,426,000  $158,882,000
                                                 ============  ============

--------
(1) Includes advances to the joint ventures, which are expected to be refunded upon permanent capitalization.

   In addition to the seven joint ventures discussed above, the Company also has investments in real estate joint ventures managed by third parties (non-managed joint ventures). The Company's investments in non-managed joint ventures principally consist of a 15% equity interest in a portfolio of properties managed by a third party (G&I III Residential One, LLC). The Company's investment approximates $13,480,000 at December 31, 2001 and is included in "Other assets" as this investment does not represent a core activity within BRE's overall real estate investment strategy. As of December 31, 2001, the joint venture that owns this portfolio had total assets of approximately $288,000,000, liabilities of approximately $200,000,000 and equity of approximately $88,000,000 (unaudited).

5.  Other Assets

   The components of other assets follow:

                                                           December 31,
                                                      -----------------------
                                                         2001        2000
                                                      ----------- -----------
  Investment in G&I III Residential One, LLC......... $13,480,000 $11,454,000
  Prepaid loan fees, net.............................  12,232,000   7,122,000
  Land held for sale.................................   8,955,000   6,639,000
  Accounts and mortgages receivable..................   5,679,000   6,970,000
  Other..............................................   4,675,000   5,745,000
  Furniture and equipment, net.......................   4,361,000   2,536,000
  Prepaid expenses...................................   3,912,000   2,242,000
  Investment in and receivable from VelocityHSI, Inc.          --   3,270,000
                                                      ----------- -----------
  Total Other Assets................................. $53,294,000 $45,978,000
                                                      =========== ===========

   During 2001, BRE completed the remaining sale of three of a total of 22 communities in Tucson, Albuquerque, Las Vegas, and Phoenix. The Company contributed a portion of the proceeds to a joint venture related to the buyer for a 15% equity interest in order to facilitate the sale of 85% of these assets. The interest in the joint venture is recorded under the equity method of accounting and is included above in Investment in G&I III Residential One, LLC. BRE's share of income from the joint venture is included in joint venture and ancillary income on the accompanying consolidated income statements.

6.  Mortgage Loans Payable

   The following data pertain to loans payable at December 31, 2001 and 2000:

                                                                         December 31,
                                                                   -------------------------
                                                                       2001         2000
                                                                   ------------ ------------
Mortgage loans payable............................................ $210,431,000 $214,253,000
Cost of investments in real estate securing mortgage loans payable $372,310,000 $358,109,000
Annual principal and interest payments............................ $ 18,308,000 $ 17,600,000
Remaining terms of mortgage loans payable.........................   1-15 years   1-28 years
Interest rates on fixed rate mortgages............................    7.0%-8.4%    6.5%-8.4%

   Included in the $210,431,000 mortgage loans payable is $32,530,000 of tax-exempt debt with a variable interest rate, which was 3.4% at December 31, 2001. The effective interest rate on this debt is 4.0%, which includes amortization of related fees and costs. Interest on all other mortgage loans is fixed. Future scheduled principal payments are included in Note 7.

7.  Unsecured Senior Notes and Line of Credit

   As of December 31, 2001 and 2000, there was $483,000,000 and $243,000,000, respectively, in unsecured senior notes outstanding with an average fixed interest rate of 7.5%. Included in this effective interest rate is the amortization of costs related to the issuance of $50,000,000 unsecured notes due 2007, $250,000,000 unsecured notes due 2011, and $130,000,000 unsecured notes due 2013. These unsecured notes are to be repaid through scheduled principal payments from 2002 through 2005, 2007, 2011 and 2013.

   As of December 31, 2001, BRE had an unsecured line of credit expiring in December 2003, for up to $450,000,000 with an option to upsize to $500,000,000. Borrowings totaled $315,000,000 and $368,000,000 at December 31, 2001 and 2000,
respectively. The interest rate on the line of credit is currently based on LIBOR plus 70 basis points, plus a fee of 0.20% payable on the unused portion. The average interest rate was approximately 5.0% and 7.4% for the years ended December 31, 2001 and 2000, respectively.

   The line of credit and unsecured senior note agreements contain various covenants that include, among other factors, tangible net worth and requirements to maintain certain financial ratios. BRE was in compliance with all such financial covenants throughout the years ended December 31, 2001 and 2000.

   Scheduled principal payments required on the unsecured line of credit, unsecured senior notes payable and mortgage loans payable for the next five years and thereafter are as follows.

             2002................................... $   30,051,000
             2003...................................    351,335,000
             2004...................................     22,217,000
             2005...................................     60,111,000
             2006...................................     22,633,000
             Thereafter.............................    522,084,000
                                                     --------------
                Total............................... $1,008,431,000
                                                     ==============

   Included in the 2003 amount is $315,000,000 for the unsecured line of credit. Interest expense on mortgage loans, unsecured line of credit and unsecured senior notes, including amortization of related costs, aggregated $62,019,000, $61,462,000 and $51,180,000 for the years ended December 31, 2001,
2000 and 1999, respectively. Capitalized interest was $13,502,000, $16,434,000 and $9,485,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Excluding capitalized interest, interest expense exceeded cash paid for interest by approximately $7,421,000, $986,000 and $1,500,000 in 2001, 2000,and 1999, respectively.

8.  Spin-off and Distribution of VelocityHSI, Inc.

   In August 2000, BRE completed the spin-off of VelocityHSI, Inc. ("VelocityHSI"). VelocityHSI was incorporated as a wholly owned subsidiary in April 2000 and was previously a segment within BRE. VelocityHSI provided high-speed Internet access to the multifamily apartment industry. On August 15, 2000, BRE distributed shares representing approximately 87%, or $8,892,000 of BRE's $10.2 million investment in VelocityHSI on that date, to BRE shareholders and retained the balance. Each BRE shareholder of record as of August 7, 2000 received one share of VelocityHSI for every five common shares of BRE owned. After cash distributions in lieu of fractional shares, 9,066,383 shares of VelocityHSI common stock were distributed to BRE shareholders. BRE initially retained 1,363,678 shares, and additional shares were sold and given to VelocityHSI and BRE employees and limited partners of BRE Property Investors, LLC in related transactions. BRE option holders received options to purchase VelocityHSI common shares on the same one for five ratio (See Note 9).

   Subsequent to the spin-off, BRE's ownership in VelocityHSI was reduced to approximately 9.9% and was recorded under the equity method of accounting due to BRE board representation. BRE also advanced funds to VelocityHSI under two separate agreements, for a total of $9.1 million. BRE recorded 100% of VelocityHSI's losses, which were applied against the Company's investment in and receivables from VelocityHSI, until its investment in and receivable from VelocityHSI were reduced to zero. Losses were recorded on a 90-day lag basis in order to allow VelocityHSI to complete its financial reporting. During the quarter ended September 30, 2001, VelocityHSI filed for bankruptcy protection. BRE reduced the funds available to VelocityHSI for general corporate purposes by $2,400,000, to reserve against potential BRE liabilities related to VelocityHSI. BRE provided for the $2,400,000 allowance as part of its $7,163,000 charge during 2001. Approximately $2,100,000 is reserved against future liabilities at December 31, 2001. The $8,765,000 loss for the year ended December 31, 2000 is comprised of $3,076,000 in losses incurred prior to the spin-off and $5,689,000 of losses incurred between August 14, 2000 and September 30, 2000.

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

  Employee Plans

   The 1984 and 1992 Stock Option Plans and the 1999 BRE Stock Incentive Plan (the "Plans") provide for the issuance of Incentive Stock Options, Non-Qualified Stock Options, restricted shares and other grants. The maximum number of shares that may be issued under the Plans is 5,850,000. The option price may not be less than the fair market value of a share on the date that the option is granted and the options generally vest over three to five years, except for options granted pursuant to a reload, which vest 100% after 18 months from the date of the grant. Shareholders adopted the 1999 BRE Stock Incentive Plan in 1999. The 1999 BRE Stock Incentive Plan incorporated the Broad Based Plan created in 1999, and allows for grants of up to 3,500,000 shares. During 2001, 2000 and 1999, certain key employees were allowed to exercise options with a reload provision and 247,852, 233,146 and 18,567 reload grants were made, respectively, in those years. Changes in options outstanding during the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                              Years ended December 31,
                                             -----------------------------------------------------------
                                                    2001                2000                1999
                                             ------------------- ------------------- -------------------
                                                        Weighted            Weighted            Weighted
                                              Shares    Average   Shares    Average   Shares    Average
                                              Under     Exercise  under     Exercise  under     Exercise
                                              option     price    option     price    option     price
                                             ---------  -------- ---------  -------- ---------  --------
Balance at beginning of period.............. 1,984,610   $24.76  1,840,769   $24.96  1,445,179   $24.29
Granted.....................................   944,197   $29.28  1,085,093   $23.41    825,410   $24.64
Exercised...................................  (570,068)  $24.24   (622,307)  $25.18   (218,510)  $19.34
Cancelled...................................  (347,582)  $26.43   (318,945)  $24.47   (211,310)  $25.76
                                             ---------           ---------           ---------
   Balance at end of period................. 2,011,157   $26.59  1,984,610   $24.76  1,840,769   $24.96
                                             =========           =========           =========
Exercisable.................................   351,458   $25.06    275,633   $22.97    441,096   $24.33
Shares available for granting future options 2,007,679             852,442           1,385,764
Weighted average estimated fair value of
  options granted during the year...........             $ 3.51              $ 3.79              $ 3.26

   At December 31, 2001, the exercise price of shares under option ranged from $15.39 to $32.75, with a weighted average exercise price of $26.59. The exercise price of all options granted in the years ended December 31, 2001, 2000 and 1999 was equal to the market price on the date of grant. Expiration dates range from 2002 through 2011; the weighted average remaining contractual life of these options is eight years. Stock options were exercised during 2001 on options originally granted with exercise prices from $14.09 to $29.14. At December 31, 2001, there were 8,637 restricted shares outstanding under the Plans. There were 320 and 18,375 restricted shares granted in 2000 and 1999, respectively, vesting over three to five years. There were no restricted shares granted in 2001.

  Direct Stock Purchase and Dividend Reinvestment Plan

   In 1996, the Company instituted a direct stock purchase and dividend reinvestment plan (the "DRIP") in which shareholders may purchase either newly issued or previously issued shares. The total amount of shares authorized under the DRIP is 1,500,000; from inception through December 31, 2001, 122,001 new shares have been issued.

  Non-Employee Director Stock Option Plan

   The Amended and Restated Non-Employee Director Stock Option Plan provides for the issuance of 25,000 Non-Qualified Stock Options per year to each non-employee member of the Board of Directors and up to an additional 25,000 options to the Chairman of the Board of Directors. In addition, up to 8,000 options may be granted to each non-employee director for committee membership and/or chairmanship, and up to 5,000 options may be granted based on the Company's operational performance. This plan has a reload provision that granted an additional 280,444, 204,596 and 140,681 options in 2001, 2000 and 1999, respectively. The maximum number of shares that may be issued under this plan is 2,300,000. As with the Plans, the option price may not be less than the fair market value of a share on the date the option is granted. Changes in options outstanding for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                              Years ended December 31,
                                             -----------------------------------------------------------
                                                    2001                2000                1999
                                             ------------------- ------------------- -------------------
                                                        Weighted            Weighted            Weighted
                                              Shares    Average   Shares    Average   Shares    Average
                                              under     Exercise  under     Exercise  under     Exercise
                                              option     price    option     price    option     price
                                             ---------  -------- ---------  -------- ---------  --------
Balance at beginning of period.............. 1,291,759   $26.69  1,070,534   $24.81    796,204   $24.38
Granted.....................................   558,144   $29.50    479,596   $29.66    433,545   $24.30
Exercised...................................  (342,588)  $24.77   (258,371)  $23.60   (158,548)  $21.25
Cancelled...................................        --   $   --         --   $   --       (667)  $26.25
                                             ---------           ---------           ---------
   Balance at end of period................. 1,507,315   $28.16  1,291,759   $26.69  1,070,534   $24.81
                                             =========           =========           =========
Exercisable................................. 1,039,153   $27.39    900,725   $25.39    704,413   $24.89
Shares available for granting future options   507,775             785,475             310,475
Weighted average estimated fair value of
  options granted during the year...........             $ 3.43              $ 4.37              $ 3.28

   At December 31, 2001, the exercise prices of shares under option ranged between $15.14 and $32.90, with expiration dates from 2004 to 2011. The exercise price of all options granted in the years ended December 31, 1997 through 2001 was equal to the market price on the date of grant. The options vest ratably over one year, except for options granted pursuant to a reload, which vest 100% after 18 months from the date of the grant, and options granted based on operational performance, which vest immediately. The weighted average remaining contractual life of these options is eight years.

   Pro forma information regarding net income and earnings per share required by Statement 123 was determined as if BRE had accounted for the employee and non-employee director stock options granted in the years ended December 31, 1997 through 2001 under the fair value method of that Statement. The impact on the years ended December 31, 2001, 2000 and 1999 of options granted prior to 1996 was excluded from this presentation. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for the years ended December 31, 2001, 2000, and 1999:

                                                Years ended December 31,
                                               -------------------------
                                                2001     2000     1999
                                               -------  -------  -------
       Risk-free interest rate................    4.96%    6.10%    5.70%
       Dividend yield.........................    6.00%    5.85%    6.70%
       Volatility.............................     .20      .22      .24
       Weighted average option life........... 7 years  7 years  7 years

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. BRE's pro forma information, as if the Company had adopted Statement 123 as discussed above, follows:

                                               Years ended December 31,
                                          -----------------------------------
                                             2001        2000        1999
                                          ----------- ----------- -----------
  Pro forma net income................... $73,574,000 $33,915,000 $66,291,000
  Pro forma earnings per share........... $      1.59 $      0.75 $      1.49
  Pro forma earnings per share assuming
    dilution............................. $      1.59 $      0.75 $      1.49

   The effect of the pro forma application of Statement 123 is not necessarily representative of the effect on net income for future years.

   In connection with the spin-off and distribution of VelocityHSI common stock on August 15, 2000, BRE option holders received options to purchase shares of VelocityHSI on the same one for five ratio as the stock distribution, as an anti-dilution mechanism. The VelocityHSI options granted to BRE option holders reflected the same terms as the BRE options, including the vesting provisions and exercise periods of the BRE options. The Company established the exercise price of each VelocityHSI option using the ratio of the holder's BRE option exercise price to the underlying BRE market value per share immediately before the distribution. The Company then applied this ratio to the VelocityHSI value per share at the time of the distribution to establish the exercise price of the VelocityHSI option. The exercise price of the existing BRE option after the distribution was calculated by applying the same ratio to the BRE market value per share immediately after the distribution. The Company computed the market value of BRE common stock immediately before the distribution based on the market capitalization of BRE on August 4, 2000, the date which was three days prior to the distribution record date.

   The formula used for determining the BRE and VelocityHSI option exercise prices was designed to assure that the aggregate intrinsic value of both the BRE option and the related VelocityHSI option for each option holder following the distribution was not greater than the intrinsic value of the BRE option prior to the distribution, under the guidelines included in Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB 25. The relevant guidelines, when applied in a spin-off transaction, provide that modifications to exercise prices of existing options and the granting of new awards for each option holder do not result in financial accounting consequences to the grantors. The issuance of options to purchase shares of VelocityHSI common stock to BRE option holders and the modification of the price of BRE options in the manner described did not result in a new measurement date for BRE's accounting purposes.

10.  Earnings per Share

   The following table sets forth the computation of basic and diluted earnings per share with respect to income from continuing operations:

                                                                         2001        2000        1999
                                                                      ----------- ----------- -----------
Numerator
   Net income available to common shareholders....................... $78,808,000 $36,734,000 $69,034,000
   Less adjustment for loss (gain) on sales of investments in rental
     properties available to common shareholders.....................     327,000  35,693,000     (54,000)
                                                                      ----------- ----------- -----------
Numerator for basic earnings per share income from continuing operations available to common shareholders........................  79,135,000  72,427,000  68,980,000
Effect of dilutive securities
   Minority interest in income convertible into common shares........   3,413,000   4,614,000   4,847,000
                                                                      ----------- ----------- -----------
Numerator for diluted earnings per share............................. $82,548,000 $77,041,000 $73,827,000
                                                                      =========== =========== ===========
Denominator
   Denominator for basic earnings per share--weighted average shares..........................................................  46,235,000  45,181,000  44,540,000
   Effect of dilutive securities
       Stock options.................................................     400,000     350,000     120,000
       Weighted average convertible operating company units..........   1,875,000   2,739,000   3,100,000
                                                                      ----------- ----------- -----------
   Dilutive potential common shares..................................   2,275,000   3,089,000   3,220,000
                                                                      ----------- ----------- -----------
   Denominator for diluted earnings per share adjusted for
     weighted average shares and assumed conversion..................  48,510,000  48,270,000  47,760,000
                                                                      =========== =========== ===========
   Basic earnings per share excluding gain (loss) on sale............ $      1.71 $      1.60 $      1.55
                                                                      =========== =========== ===========
   Diluted earnings per share excluding gain (loss) on sale.......... $      1.70 $      1.60 $      1.55
                                                                      =========== =========== ===========

11.  Retirement Plan

   BRE has a defined contribution retirement plan covering all employees with more than six months of continuous full-time employment. In addition to employee elective deferrals, in 2001, 2000, and 1999, BRE contributed up to 3% of the employee's compensation up to $5,100 per employee in 2001, and up to $4,800 per employee in 2000 and 1999. The aggregate amounts contributed and recognized as expense by BRE were $323,000, $365,000, and $359,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

12.  Related Party Transactions

   Certain executives of BRE have purchased stock, the consideration for which was interest-bearing recourse loans. The loans given prior to 2000 may be forgiven in whole or in part upon the achievement of certain performance goals for BRE related to growth in assets, funds from operations and stock price. A portion of the loans expected to be forgiven are expensed currently as compensation. At December 31, 2001, the carrying amount of the loans was $2,616,000. The amounts of such loans expected to be forgiven and treated as compensation expense were $300,000, $300,000 and $166,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Loans issued in 2000 and thereafter no longer have forgiveness provisions.

13.  Litigation

   BRE defends against various claims and legal actions in its normal course of business. BRE cannot predict the ultimate outcome of these matters. In the opinion of management, there are no current actions that would have a material adverse effect on BRE's consolidated results of operations or financial position.

14.  Supplemental Financial Data (Unaudited)

   Quarterly financial information follows:

                                                             Year ended December 31, 2001
                                                -------------------------------------------------------
                                                Quarter ended Quarter ended Quarter ended Quarter ended
                                                  March 31       June 30    September 30   December 31
                                                ------------- ------------- ------------- -------------
                                                     (amounts in thousands, except per share data)
Revenues.......................................    $65,360       $66,222       $66,788       $65,305
Income before gain (loss) on sales and minority
  interest.....................................    $19,849       $21,349       $24,283       $22,291
Net income available to common shareholders....    $17,659       $19,160       $21,766       $20,224
Net income per outstanding common share--basic
   Income before gain (loss) on sales..........    $  0.38       $  0.41       $  0.48       $  0.44
   Net income..................................    $  0.38       $  0.41       $  0.47       $  0.44
Net income per outstanding common share--
  assuming dilution
   Income before gain (loss) on sales..........    $  0.38       $  0.41       $  0.47       $  0.44
   Net income..................................    $  0.38       $  0.41       $  0.46       $  0.44

                                                             Year ended December 31, 2000
                                                -------------------------------------------------------
                                                Quarter ended Quarter ended Quarter ended Quarter ended
                                                  March 31       June 30    September 30   December 31
                                                ------------- ------------- ------------- -------------
Revenues.......................................    $61,603       $65,437      $ 64,613       $61,825
Income before gain (loss) on sales and minority
  interest.....................................    $21,689       $20,569      $ 21,741       $18,128
Net income available to common shareholders....    $19,195       $17,997      $(13,332)      $12,875
Net income per share
   Income before gain (loss) on sales..........    $  0.42       $  0.40      $   0.43       $  0.35
   Net income..................................    $  0.42       $  0.40      $  (0.29)      $  0.28
Net income per share--assuming dilution
   Income before gain (loss) on sales..........    $  0.42       $  0.40      $   0.42       $  0.35
   Net income..................................    $  0.42       $  0.40      $  (0.29)      $  0.28

   For the years ended December 31, 2001, 2000 and 1999, the federal income tax components of the Company's dividends on the common stock were as follows. In 2001, 2000 and 1999, the dividends on the preferred stock were 100% allocable to ordinary income (unaudited).

                                                      Unrecaptured
                     Ordinary 28% Capital 20% Capital Section 1250 Return of
                      Income     Gain        Gain         Gain      Capital
                     -------- ----------- ----------- ------------ ---------
   December 31, 2001    87%       --%         --%          --%        13%
   December 31, 2000    82%       --%          6%          12%        --%
   December 31, 1999    95%       --%          1%           4%        --%

                              BRE PROPERTIES INC.

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 2001
                         (Dollar amounts in thousands)

                                                                                              Costs
                                                                  Intitial Cost to Company Capitalized
                                                                  ------------------------ Subsequent  Depreciable
                                                  Dates Acquired/              Building &      to        Lives--
        Property Name         Location              Constructed     Land      Improvements Acquisition    Years
        -------------         --------            ---------------  -------    ------------ ----------- -----------
APARTMENTS
Sharon Green                  Menlo Park, CA        1971/1970     $ 1,250       $  5,770     $ 5,671       45
Verandas                      Union City, CA        1993/1989       3,233         12,932       1,034       40
Foster's Landing              Foster City, CA       1996/1987      11,742         47,846       4,855       40
Promontory Point              San Ramon, CA         1996/1992       8,724         34,895         575       40
Blue Rock Village I & II*     Vallejo, CA           1997/1987       6,836         27,352       1,789       40
Lakeshore Landing             San Mateo, CA         1997/1988       8,548         34,228       2,283       40
Red Hawk Ranch                Fremont , CA          1997/1995      11,747         47,082       1,309       40
Deer Valley*                  San Rafael, CA        1997/1996       6,042         24,169         335       40
Pinnacle City Centre*         Hayward, CA           2000/2000       4,903         22,999          68       40
Sun Pointe Village            Fremont , CA          2000/1989      12,639         50,690         646       40
                                                                   -------      --------     -------
San Francisco Bay Area                                             75,664        307,963      18,565
                                                                   =======      ========     =======
Montanosa                     San Diego, CA        1992/1989-90     6,005         24,065       2,275       40
Cimmaron                      San Diego, CA         1993/1985       1,899          7,517         650       40
Hacienda                      San Diego, CA         1993/1985       1,979          8,027         523       40
Westpark                      San Diego, CA         1993/1985         990          3,949         326       40
Terra Nova Villas             Chula Vista, CA       1994/1985       2,925         11,699         486       40
Winchester                    San Diego, CA         1994/1987       1,482          5,928         242       40
Canyon Villas                 Chula Vista, CA       1996/1981       3,064         12,258         834       40
Lakeview Village              Spring Valley, CA     1996/1985       3,977         15,910         785       40
Countryside Village           El Cajon, CA          1996/1989       1,002          4,007         235       40
Cambridge Park *              San Diego, CA         1998/1998       7,627         30,521         174       40
Relections Apartments         San Diego, CA         1999/1989       6,928         27,686         680       40
Pinnacle at Carmel Creek      San Diego, CA         2000/2000       4,744         45,430       2,847       40
Pinnacle at Otay Ranch II     Chula Vista, CA       2001/2001       3,698         14,957           8       40
                                                                   -------      --------     -------
San Diego                                                          46,320        211,954      10,065
                                                                   =======      ========     =======
Windrush Village              Colton, CA            1996/1985       3,747         14,989         673       40
The Summit                    Chino Hills, CA       1996/1989       1,839          7,354         297       40
Candlewood North              Northridge, CA       1996/1964-95     2,110          8,477         307       40
Village Green                 La Habra, CA          1972/1971         372          2,763         709       45
Sycamore Valley               Fountain Valley, CA   1996/1969       4,617         18,691       1,707       40

                                Gross Amount at Which Carried at December 31, 2001
                              -------------------------------------------------------
                                       Building &           Accumulated
        Property Name          Land   Improvements  Total   Depreciation Encumbrances
        -------------         ------- ------------ -------- ------------ ------------
APARTMENTS
Sharon Green                  $ 1,250   $ 11,441   $ 12,691   $ (4,930)    $16,924
Verandas                        3,233     13,966     17,199     (3,108)     11,137
Foster's Landing               11,742     52,701     64,443     (6,824)
Promontory Point                8,724     35,470     44,194     (4,527)
Blue Rock Village I & II*       6,836     29,141     35,977     (3,206)     23,290
Lakeshore Landing               8,548     36,511     45,059     (4,237)
Red Hawk Ranch                 11,747     48,391     60,138     (5,710)
Deer Valley*                    6,042     24,504     30,546     (2,490)
Pinnacle City Centre*           4,903     23,067     27,970       (973)
Sun Pointe Village             12,639     51,336     63,975     (1,588)
                              -------   --------   --------   --------     -------
San Francisco Bay Area         75,664    326,528    402,192    (37,593)     51,351
                              =======   ========   ========   ========     =======
Montanosa                       6,005     26,340     32,345     (5,737)     34,583
Cimmaron                        1,899      8,167     10,066     (1,656)     11,512
Hacienda                        1,979      8,550     10,529     (1,736)         **
Westpark                          990      4,275      5,265       (849)         **
Terra Nova Villas               2,925     12,185     15,110     (2,334)      9,240
Winchester                      1,482      6,170      7,652     (1,163)
Canyon Villas                   3,064     13,092     16,156     (1,922)
Lakeview Village                3,977     16,695     20,672     (2,481)
Countryside Village             1,002      4,242      5,244       (663)
Cambridge Park *                7,627     30,695     38,322     (2,408)
Relections Apartments           6,928     28,366     35,294     (1,413)
Pinnacle at Carmel Creek        4,744     48,277     53,021     (1,196)
Pinnacle at Otay Ranch II       3,698     14,965     18,663        (46)
                              -------   --------   --------   --------     -------
San Diego                      46,320    222,019    268,339    (23,604)     55,335
                              =======   ========   ========   ========     =======
Windrush Village                3,747     15,662     19,409     (2,222)
The Summit                      1,839      7,651      9,490     (1,137)
Candlewood North                2,110      8,784     10,894     (1,245)
Village Green                     372      3,472      3,844     (2,145)
Sycamore Valley                 4,617     20,398     25,015     (2,734)

                              BRE PROPERTIES INC.

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 2001
                         (Dollar amounts in thousands)

                                                                                            Costs
                                                                Intitial Cost to Company Capitalized
                                                                ------------------------ Subsequent  Depreciable
                                                Dates Acquired/              Building &      to        Lives--
        Property Name         Location            Constructed     Land      Improvements Acquisition    Years
        -------------         --------          ---------------  ------     ------------ ----------- -----------
APARTMENTS
Parkside Village*             Riverside, CA        1997/1987     3,417         13,674         425        40
Parkside Court*               Santa Ana, CA        1997/1987     2,013          8,632         407        40
Parkside Terrace*             Santa Ana, CA        1997/1986     3,016         12,180         581        40
The Arbors at Warner Center   Woodland Hills,CA    1978/1994     4,717         19,375         566        40
Pinnacle at Adams Place       Costa Mesa,CA        1999/1974     4,853         19,739       7,574        40
Cortesia                      Rancho Santa
                               Margarita,CA        2000/1999     7,740         30,982         700        40
Ventanja                      Rancho Niguel, CA    2001/1988    12,572         50,308          --        40
                                                                 ------       -------      ------
Los Angeles Orange County                                       51,013        207,164      13,946
                                                                 ======       =======      ======
Hazel Ranch                   Fair Oaks, CA        1996/1985     2,471          9,885         744        40
Rocklin Gold                  Rocklin, CA          1996/1990     1,558          6,232         250        40
Shaliko                       Rocklin, CA          1996/1990     2,049          8,198         665        40
Quail Chase                   Folsom, CA           1996/1990     1,303          5,211         296        40
Canterbury Downs              Roseville, CA        1996/1993     2,297          9,190         296        40
Selby Ranch                   Sacramento,CA      1986/1971-74    2,660         18,340       5,214        40
Overlook at Blue Ravine I*    Folsom, CA           1997/1991     6,050         24,203       1,355        40
Arbor Point                   Sacramento, CA       1997/1998     1,814          7,256       1,968        40
Overlook at Blue Ravine II    Folsom, CA           2000/2000     1,014          9,575          --        40
                                                                 ------       -------      ------
Sacramento                                                      21,216         98,090      10,788
                                                                 ======       =======      ======
Scottsdale Cove               Scottsdale, AZ    1991-94/1992-94  3,243         14,468         864        40
Arcadia Cove                  Phoenix, AZ          1996/1996     4,909         19,902         454        40
Newport Landing               Glendale, AZ      1995-96/1987-96  4,467         18,171         893        40
Pinnacle at South
 Mountain I & II*             Phoenix, AZ          1997/1996    11,062         44,257         594        40
Pinnacle at Union Hills*      Phoenix, AZ          1997/1996     4,626         18,507         212        40
Pinnacle Towne Center*        Phoenix, AZ          1998/1998     6,688         27,631         347        40
Pinnacle Terrace*             Chandler, AZ         1998/1998     4,561         18,793         141        40
                                                                 ------       -------      ------
Phoenix                                                         39,556        161,729       3,505
                                                                 ======       =======      ======
Parkwood                      Mill Creek, WA       1989/1989     3,947         15,811         482        40

                               Gross Amount at Which Carried at December 31, 2001
                              -----------------------------------------------------
                                      Building &          Accumulated
        Property Name          Land  Improvements  Total  Depreciation Encumbrances
        -------------         ------ ------------ ------- ------------ ------------
APARTMENTS
Parkside Village*              3,417    14,099     17,516    (1,453)       8,253
Parkside Court*                2,013     9,039     11,052      (991)       7,721
Parkside Terrace*              3,016    12,761     15,777    (1,349)       9,202
The Arbors at Warner Center    4,717    19,941     24,658    (1,970)
Pinnacle at Adams Place        4,853    27,313     32,166    (1,236)
Cortesia
                               7,740    31,682     39,422      (750)
Ventanja                      12,572    50,308     62,880        --
                              ------   -------    -------   -------       ------
Los Angeles Orange County     51,013   221,110    272,123   (17,232)      25,176
                              ======   =======    =======   =======       ======
Hazel Ranch                    2,471    10,629     13,100    (1,573)
Rocklin Gold                   1,558     6,482      8,040      (951)
Shaliko                        2,049     8,863     10,912    (1,300)
Quail Chase                    1,303     5,507      6,810      (826)
Canterbury Downs               2,297     9,486     11,783    (1,373)
Selby Ranch                    2,660    23,554     26,214    (7,588)      11,160
Overlook at Blue Ravine I*     6,050    25,558     31,608    (2,690)
Arbor Point                    1,814     9,224     11,038    (1,171)
Overlook at Blue Ravine II     1,014     9,575     10,589      (253)
                              ------   -------    -------   -------       ------
Sacramento                    21,216   108,878    130,094   (17,725)      11,160
                              ======   =======    =======   =======       ======
Scottsdale Cove                3,243    15,332     18,575    (3,310)
Arcadia Cove                   4,909    20,356     25,265    (2,809)
Newport Landing                4,467    19,064     23,531    (2,724)
Pinnacle at South
 Mountain I & II*             11,062    44,851     55,913    (4,675)      24,604
Pinnacle at Union Hills*       4,626    18,719     23,345    (1,950)
Pinnacle Towne Center*         6,688    27,978     34,666    (2,122)      18,618
Pinnacle Terrace*              4,561    18,934     23,495    (1,431)
                              ------   -------    -------   -------       ------
Phoenix                       39,556   165,234    204,790   (19,021)      43,222
                              ======   =======    =======   =======       ======
Parkwood                       3,947    16,293     20,240    (4,916)

                              BRE PROPERTIES INC.

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 2001
                         (Dollar amounts in thousands)

                                                                                            Costs
                                                                 Initial Cost to Company Capitalized
                                                                 ----------------------- Subsequent  Depreciable
                                                 Dates Acquired/             Building &      to        Lives--
        Property Name         Location             Constructed     Land     Improvements Acquisition    Years
        -------------         --------           --------------- --------   ------------ ----------- -----------
APARTMENTS
Shadowbrook                   Redmond, WA         1987-98/1986      4,776        17,415      1,004       40
Citywalk                      Seattle, WA          1988/1988        1,123         4,276        232       40
Thrasher's Mill               Bothell, WA          1996/1988        2,031         8,223        473       40
Ballinger Commons             Seattle, WA          1996/1989        5,824        23,519      1,101       40
Park At Dash Point            Federal Way, WA      1997/1989        3,074        12,411        678       40
Montebello                    Kirkland, WA         1998/1998        6,680        27,274        265       40
Park Highland                 Bellevue, WA         1998/1993        5,602        22,483        348       40
Brentwood Townhomes           Kent, WA             1998/1991        1,387         5,574        225       40
Pinnacle Bell Centre          Bellevue, WA         2000/2000       11,163        32,940         --       40
Pinnacle at Lake Washington   Renton, WA           2001/2001        4,011         9,436         59       40
La Scala Apartments           Seattle, WA          2001/1992        4,279        17,259        275       40
                                                                 --------    ----------    -------
Seattle                                                            53,897       196,621      5,142
                                                                 ========    ==========    =======
Brookdale Glen                Portland, OR         1993/1985        2,797        11,188      1,187       40
Berkshire Court               Wilsonville, OR      1996/1996        3,284        13,200      2,128       40
Carriage House                Vancouver, WA        1998/1993        1,827         7,579        179       40
                                                                 --------    ----------    -------
Portland                                                            7,908        31,967      3,494
                                                                 ========    ==========    =======
Pinnacle at Fort Union*       Salt Lake City, UT   1997/1997        3,008        12,034        164       40
Pinnacle Reserve *            Draper, UT           1997/1997        8,698        34,781      1,229       40
Pinnacle Lakeside *           Salt Lake City, UT   1997/1985        3,217        12,876      1,304       40
Pinnacle Canyon View*         Orem, UT             1998/1998        5,049        20,927         23       40
Pinnacle Mountain View*       Clearfield, UT       1998/1998        5,030        20,684        517       40
                                                                 --------    ----------    -------
Salt Lake City                                                     25,002       101,302      3,237
                                                                 ========    ==========    =======
Landing at Bear Creek         Lakewood, CO         1998/1996        3,666        14,777        307       40
Pinnacle at Hunters Glen*     Thornton, CO         1998/1998        4,485        17,908        974       40
Pinnacle at Mountain Gate     Littleton, CO        2000/1999        8,371        33,687         --       40
                                                                 --------    ----------    -------
Denver                                                             16,522        66,372      1,281
                                                                 ========    ==========    =======
Total                                                            $337,098    $1,383,162    $70,023
                                                                 ========    ==========    =======

                                  Gross Amount at Which Carried at December 31, 2001
                              ----------------------------------------------------------
                                        Building &             Accumulated
        Property Name           Land   Improvements   Total    Depreciation Encumbrances
        -------------         -------- ------------ ---------- ------------ ------------
APARTMENTS
Shadowbrook                      4,776      18,419      23,195     (5,437)       3,220
Citywalk                         1,123       4,508       5,631     (1,520)
Thrasher's Mill                  2,031       8,696      10,727     (1,245)
Ballinger Commons                5,824      24,620      30,444     (3,492)
Park At Dash Point               3,074      13,089      16,163     (1,534)
Montebello                       6,680      27,539      34,219     (2,650)
Park Highland                    5,602      22,831      28,433     (2,013)
Brentwood Townhomes              1,387       5,799       7,186       (517)
Pinnacle Bell Centre            11,163      32,940      44,103       (697)
Pinnacle at Lake Washington      4,011       9,495      13,506        (54)
La Scala Apartments              4,279      17,534      21,813       (149)       7,470
                              --------  ----------  ----------  ---------     --------
Seattle                         53,897     201,763     255,660    (24,224)      10,690
                              ========  ==========  ==========  =========     ========
Brookdale Glen                   2,797      12,375      15,172     (2,769)
Berkshire Court                  3,284      15,328      18,612     (2,000)
Carriage House                   1,827       7,758       9,585       (725)       4,775
                              --------  ----------  ----------  ---------     --------
Portland                         7,908      35,461      43,369     (5,494)       4,775
                              ========  ==========  ==========  =========     ========
Pinnacle at Fort Union*          3,008      12,198      15,206     (1,279)
Pinnacle Reserve *               8,698      36,010      44,708     (3,739)
Pinnacle Lakeside *              3,217      14,180      17,397     (1,748)       8,722
Pinnacle Canyon View*            5,049      20,950      25,999     (1,739)
Pinnacle Mountain View*          5,030      21,201      26,231     (1,644)
                              --------  ----------  ----------  ---------     --------
Salt Lake City                  25,002     104,539     129,541    (10,149)       8,722
                              ========  ==========  ==========  =========     ========
Landing at Bear Creek            3,666      15,084      18,750     (1,547)
Pinnacle at Hunters Glen*        4,485      18,882      23,367     (1,368)
Pinnacle at Mountain Gate        8,371      33,687      42,058       (916)
                              --------  ----------  ----------  ---------     --------
Denver                          16,522      67,653      84,175     (3,831)          --
                              ========  ==========  ==========  =========     ========
Total                         $337,098  $1,453,185  $1,790,283  $(158,873)    $210,431
                              ========  ==========  ==========  =========     ========

--------
 * Property held by a consolidated subsidiary of the Company
** These properties are also collateral for the loan shown on the Cimmaron property

                             BRE PROPERTIES, INC.

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 2001
                            (Amounts in thousands)

   The activity in investments in rental properties and related depreciation for the three-year period ended December 31, 2001 is as follows:

Investments in rental properties:

                                                                     Years ended December 31,
                                                                ----------------------------------
                                                                   2001        2000        1999
                                                                ----------  ----------  ----------
Balance at beginning of year................................... $1,646,486  $1,691,762  $1,618,461
Multifamily communities purchased..............................     84,524     171,741      59,206
Transfers from construction in progress and other miscellaneous
  capitalization...............................................     57,950      76,619       3,301
Investments sold...............................................    (23,603)   (309,561)     (6,525)
Capital expenditures...........................................      4,990       4,647       4,715
Rehabilitation expenditures....................................     19,936      11,278      12,604
                                                                ----------  ----------  ----------
Balance at end of year......................................... $1,790,283  $1,646,486  $1,691,762
                                                                ==========  ==========  ==========

Accumulated Depreciation:

                                                  Years ended December 31,
                                             ----------------------------------
                                                2001        2000        1999
                                             ----------  ----------  ----------
Balance at beginning of year................ $  124,618  $  109,623  $   75,838
Depreciation expense........................     40,328      37,425      35,524
Other depreciation..........................     (2,665)     (2,510)     (1,301)
Accumulated depreciation on investments sold     (3,408)    (19,920)       (438)
                                             ----------  ----------  ----------
Balance at end of year...................... $  158,873  $  124,618  $  109,623
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

  4.4   Form of Note due 2011 (previously filed on January 12, 2001 as Exhibit 4.1 to the Registrant's Current
          Report on Form 8-K and incorporated by reference herein)

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

 10.7   Form of deferred compensation agreement with Eugene P. Carver (previously filed on October 13,
          1994 as Exhibit 10.10 to the Registrant's Annual Report Form 10-K and incorporated by reference herein)

 10.8   Treasury Lock Swap Transaction (previously filed on November 14, 1996 as Exhibit 10.16 to the
          Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

Exhibit
Number                                            Identity of Exhibit
-------                                           -------------------

 10.9   Employment agreement with LeRoy E. Carlson dated March 15, 1996 (previously filed on
          December 22, 1995 in the Registrant's Form S-4 (File No. 333- 65365) and incorporated by reference herein)

 10.10  Dividend Reinvestment Plan (previously filed on August 9, 1996 in the Registrant's Registration
          Statement on Form S-3 (File No. 333-09945) and incorporated by reference herein)

 10.11  1991 Stock Option Plan for Real Estate Investment Trust of California (previously filed on
          February 19, 1997 as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K, as amended by the Annual Report on the Registrant's Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

 10.12  Loan Agreement between The Prudential Insurance Registrant of America, as Lender and Real Estate
          Investment Trust of California, as Borrower, dated as of January 31, 1994 (previously filed on
          February 19, 1997 as Exhibit 10.30 to the Registrant's Form 10-K, as amended by the Report on the
          Registrant's Annual Report on Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

 10.13  First Amendment to Loan Agreement by and between The Prudential Insurance Company of America and Real Estate Investment Trust of California, dated July 7, 1995 (previously filed on February 19,
          1997 as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K, as amended by the Annual
          Report on the Registrant's Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

 10.14  Second Amendment to Loan Agreement by and between The Prudential Insurance Company of
          America and the Registrant, dated April 30, 1996 (previously filed on February 19, 1997 as
          Exhibit 10.32 to the Registrant's Annual Report on Form 10-K, as amended by the Annual Report on the Registrant's Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

 10.15  Third Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated November 20, 1996 (previously filed on February 19, 1997 as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K, as amended by the Report on the Registrant's
          Annual Report on Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

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

 10.20  Fourth Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated February 25, 1997 (previously filed on August 12, 1997 as Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

Exhibit
Number                                           Identity of Exhibit
-------                                          -------------------

 10.21  Fifth Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated June 30, 1997 (previously filed on August 12, 1997 as Exhibit 10.39 to the
          Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

 10.22  Fourth Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated June 30, 1997 (previously filed on August 12, 1997 as Exhibit 10.40 to the
          Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

 10.23  Amended and Restated 1992 Employee Stock Plan (previously filed on November 14, 1997 as
          Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

 10.24  Contribution Agreement dated as of September 29, 1997 between the Registrant, BRE Property
          Investors LLC and the TCR Signatories (previously filed on November 14, 1997 as Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

 10.25  The Registration Rights Agreement among the Registrant, BRE Property Investors LLC and the other signatories thereto dated November 18, 1997 (previously filed on December 3, 1997 as Exhibit 4.6 to the Registrant's Registration Statement on Form S-3 (No. 333-41433), as amended, and incorporated by reference herein)

 10.26  Amended and Restated Limited Liability Company Agreement of BRE Property Investors LLC, dated as November 18, 1997 (previously filed on December 18, 1997 as Exhibit 10.1 to the Registrant's
          Current Report on Form 8-K and incorporated by reference herein)

 10.27  Unsecured Line of Credit Loan Agreement, dated as of November 17, 1997, by and between the
          Registrant, and Bank of America National Trust and Savings Association (previously filed on
          December 18, 1997 as Exhibit 10.3 to the Registrant's Current Report on Form 8-K and incorporated by reference herein)

 10.28  The Registration Rights Agreement between the Registrant and Legg Mason Unit Investment Trust
          Series 7, Legg Mason REIT Trust, December 1998 Series, dated as of December 23, 1997,
          (previously filed on January 27, 1998 as Exhibit 4.6 of the Registrant's Registration Statement on
          Form S-3 (No. 333-44997), as amended, and incorporated by reference herein)

 10.29  Amended and Restated Credit Agreement with Sanwa Bank, dated December 31, 1997 (previously filed on March 26, 1998 as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K and
          incorporated by reference herein)

 10.30  Treasury rate guarantee hedge with Morgan Stanley, dated November 21, 1997 (previously filed on
          March 26, 1998 as Exhibit 10.36 to the Registrant's Annual Report on Form 10-K and incorporated by reference herein)

 10.31  Office Lease between OTR, an Ohio general partnership and the Registrant dated September 26, 1997
          (previously filed on March 26, 1998 as Exhibit 10.37 to the Registrant's Annual Report on
          Form 10-K and incorporated by reference herein)

 10.32  Loan Modification Agreement by and among the Registrant, various financial institutions, and Bank of
          America NT&SA dated January 18, 1998 (previously filed on March 26, 1998 as Exhibit 10.38 to the
          Registrant's Annual Report on Form 10-K and incorporated by reference herein)

 10.33  Amended and Restated Non-Employee Director Stock Option Plan as amended March 2, 1998
          (previously filed on May 14, 1998 as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q
          and incorporated by reference herein)

 10.34  First Amendment to Credit Agreement with Sanwa Bank dated June 3, 1998 (previously filed on
          August 14, 1998 as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

Exhibit
Number                                            Identity of Exhibit
-------                                           -------------------

 10.35  Amended and Restated Line of Credit with Bank of America dated October 21, 1998 (previously filed on November 13, 1998 as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q and
          incorporated by reference herein)

 10.36  1999 BRE Stock Incentive Plan (previously filed on August 16, 1999 as Exhibit 10.1 to the Registrant's
          Quarterly Report on Form 10-Q and incorporated by reference herein)

 10.37  Amended and Restated Non-Employee Director Stock Option Plan (previously filed on August 16,
          1999 as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

 10.38  First Amendment Agreement dated as of February 4, 2000 to Bank of America Amended and Restated
          Unsecured Line of Credit Agreement (previously filed on March 14, 2000 as Exhibit 10.43 to the
          Registrant's Annual Report on Form 10-K, as amended by the Annual Report on Form 10-K/A filed on August 4, 2000 and incorporated by reference herein)

 10.39  BRE Properties Inc. Deferred Compensation Plan effective January 1, 2000 (previously filed on
          March 14, 2000 as Exhibit 10.43 to the Registrant's Annual Report on Form 10-K, as amended by the Annual Report on Form 10-K/A filed on August 4, 2000 and incorporated by reference herein)

 10.40  Unsecured Line of Credit Loan Agreement by and among the Registrant, Bank of America and various institutions party thereto dated June 1, 2000 (previously filed on August 14, 2000 as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

 10.41  Employment Agreement with Edward F. Lange, Jr. dated June 23, 2000 (previously filed on August 14,
          2000 as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

 10.42  Purchase and Sale Agreement by and between the Registrant and G&I III Residential One LLC dated
          July 10, 2000 (previously filed on September 8, 2000 as Exhibit 2.1 to the Registrant's Current
          Report on Form 8-K and incorporated by reference herein)

 10.43  Amendment No. 1 to the Purchase and Sale Agreement by and between the Registrant and G&I III
          Residential One LLC dated September 6, 2000 (previously filed on September 28, 2000 as
          Exhibit 2.1 to the Registrant's Current Report on Form 8-K and incorporated by reference herein)

 10.44  Amendment No. 2 to the Purchase and Sale Agreement by and between the Registrant and G&I III
          Residential One LLC dated October 24, 2000 (previously filed on November 14, 2000 as
          Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q and incorporated by reference herein)

 10.45  Amendment No. 3 to the Purchase and Sale Agreement by and between the Registrant and G&I III
          Residential One LLC dated January 31, 2001 (previously filed on March 12, 2001 as exhibit 10.50 to the Registrant's Annual Report on Form 10-K and incorporated by reference herein)

 10.46  First amendment to the 1999 BRE Stock Incentive Plan (previously filed on March 12, 2001 as exhibit 10.51 to the Registrant's Annual Report on Form 10-K and incorporated by reference herein)

 10.47  Second amendment to the 1999 BRE Stock Incentive Plan (previously filed on March 12, 2001 as exhibit 10.52 to the Registrant's Annual Report on Form 10-K and incorporated by reference herein)

 10.48  Second Amended and Restated Unsecured Line of Credit Loan Agreement by and among the
          Registrant, Bank of America, N.A., and certain banks as parties thereto, dated December 19, 2000
          (previously filed on March 12, 2001 as exhibit 10.53 to the Registrant's Annual Report on
          Form 10-K and incorporated by reference herein)

 10.49  Side Letter Agreement by and among the Registrant, Bank of America, N.A. and certain banks as parties thereto, dated January 11, 2001 (previously filed on March 12, 2001 as exhibit 10.54 to the
          Registrant's Annual Report on Form 10-K and incorporated by reference herein)

Exhibit
Number                                           Identity of Exhibit
-------                                          -------------------

 10.50  Promissory Note payable by BRE Properties, Inc. to the order of Prudential Multifamily Mortgage, Inc.
          dated September 28, 2000 (previously filed on March 12, 2001 as exhibit 10.55 to the Registrant's
          Annual Report on Form 10-K and incorporated by reference herein)

 10.51  Employment agreement with Bradley P. Griggs dated December 8, 2001 (previously filed on March 12,
          2001 as Exhibit 10.57 to the Registrant's Annual Report on Form 10-K)

 10.52  Employment agreement with Frank C. McDowell dated January 24, 2001 (previously filed on
          March 12, 2001 as Exhibit 10.58 to the Registrant's Annual Report on Form 10-K)

 10.53  Employment agreement with Deirdre A. Kuring

 10.54  Form of Indemnification Agreement

 12     Statements re: computation of ratios

 21     Subsidiaries of the Registrant

 23.1   Consent of Ernst & Young LLP