Form 10-Q
period 2002-03-31
BRE PROPERTIES INC /MD/
filed 2002-05-08
CIK 1011174

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0–5305

BRE PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	94-1722214
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44 Montgomery Street 36th Floor San Francisco, CA	94104-4809
(Address of principal office)	(Zip Code)

(415) 445-6530
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Number of shares of common stock outstanding as of April 26, 2002                                               45,921,791

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

March 31, 2002

PART I    FINANCIAL INFORMATION

ITEM 1—Financial Statements

BRE Properties, Inc.
Consolidated Balance Sheets

	March 31, 2002	December 31, 2001
	(unaudited)
	(Dollar amounts in thousands, except per share data)
ASSETS
Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$1,823,483	$1,790,283
Construction in progress	81,104	83,002
Less: accumulated depreciation	(169,057)	(158,873)

	1,735,530	1,714,412

Equity interests in and advances to real estate joint ventures:
Investments in rental properties	43,256	42,083
Construction in progress	45,875	39,023

	89,131	81,106
Land under development	18,728	23,277

Total real estate portfolio	1,843,389	1,818,795
Cash	4,144	3,892
Other assets	53,622	53,294

Total assets	$1,901,155	$1,875,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unsecured senior notes	$622,885	$483,000
Unsecured line of credit	213,000	315,000
Mortgage loans	200,314	210,431
Accounts payable and accrued expenses	30,170	30,503

Total liabilities	1,066,369	1,038,934

Minority interest	52,125	52,151

Shareholders’ equity
Preferred stock; $.01 par value; 10,000,000 shares authorized, liquidation preference $25 per share. Issued and outstanding: 2,150,000 8½% Series A cumulative redeemable shares	53,750	53,750
Common stock; $.01 par value; 100,000,000 shares authorized. Shares issued and outstanding: 45,894,073 at March 31, 2002 and 45,807,191 at December 31, 2001.	459	458
Additional paid-in capital	690,526	690,309
Accumulated net income in excess of cumulative dividends	40,799	42,995
Stock purchase loans to executives	(2,873)	(2,616)

Total shareholders’ equity	782,661	784,896

Total liabilities and shareholders’ equity	$1,901,155	$1,875,981

See notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

	For the Three Months Ended March 31,
	2002	2001
	(Amounts in thousands, except per share data)
Revenues
Rental income	$62,548	$60,475
Joint venture and ancillary income	3,868	3,373
Other income	215	1,512

Total revenues	66,631	65,360

Expenses
Real estate	18,274	17,556
Provision for depreciation	10,758	9,262
Interest	13,087	12,031
General and administrative	2,203	2,354
Losses from investment in Internet business	—	4,308

Total expenses	44,322	45,511

Income before net gain (loss) on sales of investments in rental properties, minority interest and dividends attributable to preferred stock	22,309	19,849
Net gain (loss) on sales of investments in rental properties	—	—
Minority interest	(969)	(1,048)

Net income	$21,340	$18,801
Dividends attributable to preferred stock	1,142	1,142

Net income available to common shareholders	$20,198	$17,659

Net income per outstanding common share:
Income before net gain (loss) on sales of investments in rental properties less minority interest	$0.44	$0.38
Net gain (loss) on sales of investments in rental properties	—	—

Net income per share—basic	$0.44	$0.38

Income before net gain (loss) on sales of investments in rental properties and minority interest	$0.44	$0.38
Net gain on sales of investments in rental properties	—	—

Net income per share—assuming dilution	$0.44	$0.38

Weighted average common shares outstanding—basic	45,835	46,230

Weighted average common shares outstanding—assuming dilution	47,850	48,680

Dividends declared and paid per common share	$0.4875	$0.465

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended March 31,
	2002	2001
	(Dollar amounts in thousands)
Cash flows from operating activities:
Net income	$21,340	$18,801
Adjustments to reconcile net income to net cash flows generated by operating activities:
Provision for depreciation	10,758	9,262
Minority interest in net income	969	1,048
Losses from investment in Internet business	—	4,308
Decrease (increase) in other assets	161	(934)
(Decrease) increase in accounts payable and accrued expenses	(592)	5,876

Net cash flows generated by operating activities	32,636	38,361

Cash flows from investing activities:
Proceeds from sales of investments in rental property, net	—	7,834
Capital expenditures	(1,322)	(1,106)
Rehabilitation expenditures and other	(1,422)	(6,221)
Additions to direct investment construction in progress	(16,089)	(11,058)
Advances to unconsolidated joint ventures for construction in progress	(7,830)	(11,432)
Reimbursements of construction in progress from unconsolidated joint ventures	—	12,272
Additions to land under development	(7,920)	(2,538)
Investment in joint venture	—	(1,253)
(Increase) decrease in unconsolidated joint ventures	(263)	439
Investment in and advances to Internet business	—	(1,038)

Net cash flows used in investing activities	(34,846)	(14,101)

Cash flows from financing activities:
Issuance of unsecured senior notes, net	149,005	246,586
Principal payments on unsecured senior notes and mortgage loans	(19,973)	(10,781)
Line of credit:
Advances	78,000	62,000
Repayments	(180,000)	(293,000)
Renewal fees	—	(3,770)
Dividends paid	(23,536)	(22,736)
Repurchase of common shares	(1,826)	—
Proceeds from exercises of stock options, net	1,787	774
Distributions to minority members	(995)	(1,009)

Net cash flows generated by (used in) financing activities	2,462	(21,936)

Increase in cash	252	2,324
Balance at beginning of period	3,892	262

Balance at end of period	$4,144	$2,586

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)—(Continued)

	For the Three Months Ended March 31,
	2002	2001
	(Dollar amounts in thousands)
Supplemental disclosure of non cash activity:
Transfers of direct investments in real estate-construction in progress to investment in rental properties	$30,456	$25,846

Transfers of land under development to direct investment in real estate–construction in progress	$12,469	$5,489

Transfers of real estate joint ventures-construction in progress to investments in rental properties	$—	$3,715

Change in carrying value of debt attributed to hedging activities	$259	$—

Minority interest unit conversions to common shares	$—	$10,382

See notes to consolidated financial statements

BRE PROPERTIES, INC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2002

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements have been omitted. These consolidated financial statements should be read in conjunction with the Annual Report of BRE Properties, Inc. (the “Company” or “BRE”) on Form 10-K for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments only) necessary for a fair presentation of the Company’s consolidated financial statements for the interim periods presented.

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

Certain reclassifications have been made from the prior period’s presentation to conform to the current period’s presentation.

NOTE B—REPORTABLE SEGMENTS

BRE has determined that it has one operating and reportable segment, multifamily communities, which comprised approximately 97% of BRE’s assets and 99% of BRE’s revenues for the three months ended March 31, 2002. All multifamily communities owned by the Company are located in the Western United States, in three general markets that it defines as California, Pacific Northwest, and Mountain/Desert States.

BRE’s business focus is the ownership and operation of multifamily communities and it evaluates performance and allocates resources primarily based on the net operating income (“NOI”) of each individual multifamily community. NOI is defined by the Company (and generally by the real estate industry) as the excess of all revenue generated by the community (primarily rental revenue) less direct operating expenses (primarily, but not limited to, payroll, property taxes, insurance and maintenance expense). Accordingly, NOI excludes depreciation, capitalized expenditures and interest expense. NOI from multifamily communities totaled $48,142,000 and $46,292,000 for the three months ended March 31, 2002 and 2001, respectively.

All BRE revenues are from external customers. There are no tenants that contributed 10% or more of BRE’s total consolidated revenues in the three months ended March 31, 2002 or 2001. Interest income is not separately reported, as it is immaterial. Interest expense on debt is not allocated to individual properties, even if such debt is secured. Further, minority interest in consolidated subsidiaries is not allocated to the related properties. There is no provision for income tax as the Company is organized as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

BRE PROPERTIES, INC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

NOTE C—ACCOUNTING POLICY UPDATE

BRE is exposed to the impact of interest rate changes on borrowings and will occasionally use interest rate swaps with the objective of lowering its overall borrowing costs. BRE does not use these derivatives for trading or speculative purposes.

During the first quarter of 2002, BRE entered into six interest rate swap agreements to achieve a floating rate of interest on a portion of its fixed rate debt. BRE designated these derivative instruments to be utilized in perfectly effective fair value hedges in accordance with Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Under SFAS 133, the resulting assets or liabilities attributed to derivative instruments are carried on BRE’s consolidated financial statements at their estimated fair values. The hedges are perfectly effective and, therefore, changes in the derivative fair value and the change in fair value of the hedged items during the hedging period exactly offset with no impact on BRE’s current earnings.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. The standard was adopted by the Company effective January 1, 2002. The adoption of this standard by the Company had no impact on the Company’s consolidated financial statements; however under SFAS 144, if the Company were to dispose of a material level of operating properties, such properties’ results of operations and resulting gains or losses on dispositions will have to be separately disclosed as discontinued operations in the Company’s consolidated financial statements.

NOTE D—USE OF DERIVATIVES IN HEDGING ACTIVITIES

The notional amount of the interest rate swaps utilized in the fair value hedges was $71,365,000 with maturity dates ranging from 2004 to 2005. The principal amount of debt being hedged equals the notional amounts of the interest rate swaps. The fair value hedges convert debt with a weighted average fixed rate of 7.45% to a floating rate equal to LIBOR plus an average spread of 3.0%, or 4.91% at March 31, 2002. The fair value of the interest rate swaps at March 31, 2002 was ($259,000) and is recorded in accounts payable and accrued expenses on the consolidated balance sheets. At March 31, 2002, offsetting amounts of $144,000 and $115,000 have been recorded as reduction to mortgage loans payable and unsecured senior notes, respectively. To determine the fair values of derivatives, BRE uses market valuations provided by third party specialists.

NOTE E—SUBSEQUENT EVENT

On April 29, 2002, BRE acquired the ownership interests of The Prudential Insurance Company of America (“Prudential”) in Pinnacle at Blue Ravine LLC and Pinnacle Sonata LLC, joint ventures in which Prudential and BRE were members. The joint ventures owned Pinnacle Blue Ravine, a 260-unit apartment community located in Sacramento, California, and Pinnacle Sonata, a 268-unit community located in Bothell, Washington. The acquisition price of Prudential’s interest totaled $56,450,000 and was financed with borrowings under BRE’s line of credit. The communities are now wholly owned by BRE.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2002

Overview

BRE Properties, Inc. is a self-administered equity real estate investment trust or “REIT” focused on the acquisition, development, and management of multifamily apartment communities in nine metropolitan markets of the Western United States. At March 31, 2002, our portfolio had real estate assets with a book value of approximately $1.8 billion that included 74 wholly or majority-owned apartment communities, aggregating 20,803 units; five apartment communities that we manage and own in partnerships or other joint venture arrangements, comprised of 1,242 apartment units; and eight apartment communities in various stages of construction and development totaling 1,837 units.

We completed two directly owned development communities during the first quarter of 2002: Pinnacle on Lake Washington, located in the Seattle suburb of Renton, Washington and Pinnacle at Otay Ranch II located in the Otay Ranch master-planned community, in the San Diego suburb of Chula Vista, California. These communities added 180 and 204 apartment units to our portfolio, respectively.

Forward-Looking Statements

In addition to historical information, we have made forward-looking statements in this report on Form 10-Q. These forward-looking statements pertain to, among other things, our capital resources, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties. You should not rely on these statements as predictions of future events because there is no assurance that the events or circumstances reflected in the statements can be achieved or will occur. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect or imprecise or incapable of being realized. The following factors, among others, could affect actual results and future events: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to successfully integrate acquired properties and operations, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code as of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends upon economic trends, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors. Do not rely solely on forward-looking statements, which only reflect management’s analysis. We assume no obligation to update forward-looking statements.

Liquidity and Capital Resources

At March 31, 2002, BRE’s net real estate investments totaled approximately $1,843,000,000, which included 74 wholly or majority-owned apartment communities, five apartment communities that we manage and own in partnerships or other joint venture arrangements, and eight apartment communities under various stages of construction and development.

Depending upon the availability and cost of external capital, BRE anticipates making additional investments in apartment communities. We anticipate that new investments will be funded from temporary borrowings under our revolving line of credit, internally generated cash and the proceeds derived from asset sales. Permanent financing for future investments, which replaces funds drawn under the revolving line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities and the assumption of secured debt. BRE believes its liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments.

On March 12, 2002, we issued $150,000,000 of five-year senior unsecured notes under our shelf registration, at a 5.95% coupon. The net proceeds from the sale of the notes were used to repay a portion of the borrowings under our existing credit facility.

We have an unsecured credit facility that matures in December 2003 with a capacity of $450,000,000, with an option to upsize the facility to $500,000,0000. Borrowings under the line of credit currently bear interest at LIBOR plus 0.70%, plus a fee of 0.20% payable on the unused portion of the credit facility. Our pricing spread above LIBOR is dependent upon our credit ratings and can range from 0.55% to 1.35%.

The balance on our line of credit was $213,000,000 at March 31, 2002, compared to $315,000,000 at December 31, 2001. Drawings on the line of credit are available to fund our investment activities and general corporate purposes. BRE typically reduces its outstanding balance on the line of credit with available cash balances.

We had a total of $623,000,000 in unsecured indebtedness (excluding a basis adjustment of $115,000 from hedging activities) other than the line of credit at March 31, 2002, consisting of the following: (i) $43,000,000 of senior unsecured notes with interest rates of: 7.44% per annum on $10,000,000, LIBOR plus 3.5% on $15,000,000, and LIBOR plus 3.2% on $18,000,000, to be repaid through scheduled principal payments annually from 2002 to 2005; (ii) $50,000,000 principal amount of unsecured senior notes due 2007, with an effective interest rate of approximately 7.8%; (iii) $150,000,000 principal amount of unsecured notes due 2007, with a coupon rate to yield 6.0%; (iv) $250,000,000 principal amount of unsecured notes due 2011, with a coupon rate to yield 7.5%; and (v) $130,000,000 principal amount of unsecured notes due 2013, with an effective interest rate of 7.3%. In addition, at March 31, 2002, we had mortgage indebtedness totaling $200,458,000 (excluding a basis adjustment of $144,000 from hedging activities) at effective interest rates ranging from 3.0% to 8.4%, with remaining terms of from less than one to 14 years.

As of March 31, 2002, BRE had total outstanding debt balances of approximately $1,036,000,000 and total outstanding shareholders’ equity and minority interest of approximately $835,000,000, representing a debt to total book capitalization ratio of 55%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. BRE was in compliance with all such financial covenants during the quarter ended March 31, 2002.

BRE anticipates that it will continue to require outside sources of financing to meet its long-term liquidity needs beyond 2002 such as scheduled debt repayments, construction funding and property acquisitions. At March 31, 2002, BRE had an estimated cost of $78,300,000 to complete existing direct investment and joint venture construction in progress, with funding estimated from 2002 through 2004.

We have an effective shelf registration on file with the Securities and Exchange Commission under which we may issue up to $700,000,000 of securities including debt, common stock and preferred stock. Our $150,000,000 note issuance in March of 2002 reduced the amount available for future issuance to $550,000,000. Depending upon market conditions, we may issue securities under such shelf registration to invest in additional multifamily communities and to repay borrowings under our line of credit. On December 7, 2001, we commenced a medium-term note program for the possible issuance, from time to time, of up to $300,000,000 of medium term notes as part of our shelf registration. No such notes have yet been issued under the program.

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

BRE’s Board of Directors has authorized the purchase of BRE’s common stock in an amount up to $60 million. The timing of repurchase activity is dependent upon the market price of BRE’s shares, and other market conditions and factors. As of March 31, 2002, BRE had cumulatively repurchased a total of approximately $32,832,000 of common stock, representing 1,138,200 shares at an average purchase price of $28.85 per share.

During the first quarter of 2002, BRE entered into six interest rate swap agreements with a notional amount aggregating $71,365,000 that achieved a floating rate of interest on a portion of our fixed rate debt, maturing in 2004 and 2005. We are using the interest rate swaps with the objective of lowering our overall borrowing costs. The swaps hedge the fair market value of a portion of our debt. We do not use derivatives for trading or speculative purposes. See Notes C and D in the Notes to the Consolidated Financial Statements for additional information.

Results of Operations

Comparison of the Three Months Ended March 31, 2002 and 2001

Revenues

Total revenues were $66,631,000 for the three months ended March 31, 2002, compared to $65,360,000 for the same period in 2001. This increase was primarily due to the revenues generated from communities acquired and developed after December 31, 2000. In the past 15 months, BRE has acquired two communities and completed the construction of four wholly owned communities. The increase in revenues generated from acquired and developed properties has been partially offset by a reduction in revenue from our same store portfolio and a reduction in other income. The year over year decrease in same store revenue is attributable to both lower average monthly rents and a reduced level of physical occupancy. The largest component of other income recognized in 2001 was development fees from our joint venture construction projects. Due to the stage of completion of these projects, no fee income has been recognized in 2002.

A summary of the components of revenue for the quarters ended March 31, 2002 and 2001 follows (dollars in thousands):

	Three months ended March 31, 2002		Three months ended March 31, 2001		% Change from 2001 to 2002
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Same-store	$60,001	90%	$60,464	93%	(1%	)
Non same-store and partnership income	6,415	10%	3,384	5%	90%
Other income	215	—%	1,512	2%	(86%	)

Total revenue	$66,631	100%	$65,360	100%	2%

Multifamily communities’ average physical occupancy rates for the quarters ended March 31, 2002 and 2001 were as follows:

	2002	2001
Multifamily: Same-store	94%	96%
Multifamily: All	94%	96%

Portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. Apartment units are generally leased to residents for rental terms that do not exceed one year.

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties for the quarter ended March 31, 2002 increased 4% to $18,274,000 from $17,556,000 in the comparable period in 2001. Same-store expenses increased only 2%, while non same-store expenses increased 25%. The first quarter 2002 non same-store number includes expenses from the six communities we have acquired or developed since January 1, 2001, while the first quarter 2001 non same-store number includes expenses from two development communities that were in the lease-up phase in 2001 and three communities we sold in 2001.

A summary of the categories of real estate expense for the three months ended March 31, 2002 and 2001 follows (dollars in thousands):

	Three months ended March 31, 2002		Three months ended March 31, 2001
	Expense	% of Total Revenue	Expense	% of Total Revenue	% Change from 2001 to 2002
Same-store	$16,717		$16,313		2%
Non same-store	1,557		1,243		25%

Total real estate expense	$18,274	27.4%	$17,556	26.9%	4%

Depreciation Expense

Depreciation expense increased by $1,496,000 to $10,758,000 for the quarter ended March 31, 2002 from the comparable period in 2001. The increase in 2002 resulted primarily from an increased depreciable basis on newly developed and acquired properties.

Interest Expense

Interest expense was $13,087,000 (net of interest capitalized to the cost of apartment communities under development of $3,044,000) for the quarter ended March 31, 2002, an increase of $1,056,000 or 9% from the comparable period in 2001. Interest expense was $12,031,000 for the same period in 2001 and was net of $3,506,000 of interest capitalized to the cost of apartment communities under construction. The increase in interest expense was due to higher average debt balances in 2002 and a slightly lower level of capitalized interest.

General and Administrative

General and administrative costs were relatively stable, totaling $2,203,000 or approximately 3.3% of total revenues for the first quarter in 2002 and $2,354,000 or approximately 3.6% of total revenues, for the first quarter in 2001.

Minority Interest

Minority interest in net income was $969,000 and $1,048,000 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in the first quarter of 2002 is due to lower distributions paid to BRE Property Investors LLC operating company unit holders as several members of the limited liability company have exchanged their operating company units for shares of BRE common stock over the past 12 months.

Losses from Internet business

Losses from Internet business total $0 and $4,308,000 for the three months ended March 31, 2002 and 2001, respectively, and represent the net losses of VelocityHSI, Inc., our former non-real estate investment, which was spun off on August 15, 2000. Subsequent to the spin-off, VelocityHSI was recorded under the equity method of accounting, with losses being recorded on a 90-day lag basis. We were required to record 100% of VelocityHSI’s losses to the extent of our investment, including advances, until it secured an independent source of financing or our investment and advances were reduced to zero. During the second quarter of 2001, BRE reduced its investment, including advances to VelocityHSI, to zero and provided for a $2,400,000 reserve for potential BRE liabilities related to VelocityHSI. VelocityHSI filed for bankruptcy protection during the third quarter of 2001. BRE’s reserve for potential liabilities at March 31, 2002 is $2,130,000 and is included in accounts payable and accrued expenses on the consolidated balance sheets.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock represent the dividends on BRE’s 8½% Series A Cumulative Redeemable Preferred Stock.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended March 31, 2002, was $20,198,000, or $0.44 per diluted share, as compared with $17,659,000, or $0.38 per diluted share, for the comparable period in 2001.

Construction in progress and land under development

Land acquired for development is capitalized and reported as “land under development” until the construction and supply contracts are in place. Once the contracts are finalized, the costs are transferred to the balance sheet line item, “construction in progress.” Land acquisition, development and the carrying costs of properties under construction are capitalized and reported as “direct investments in real estate” or “equity interests in and advances to real estate joint ventures”, as appropriate, in “construction in progress.” BRE transfers the capitalized costs for each building in a community under construction to the balance sheet line item, “investments in rental properties,” once the building receives a final certificate of occupancy and is ready to lease.

The following table presents data with respect to the eight multifamily communities included in “construction in progress” and “land under development” at March 31, 2002, for both direct investment and equity interest properties. Completion of these properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. No assurance can be given that these properties will be completed or, that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of units proposed in the table below.

COMMUNITIES	Number of Units	Estimated Cost	Cost Incurred		Balance to Complete	Estimated Completion (1)
	(Dollar amounts in millions)
Direct Investment
Pinnacle at Otay Ranch I Chula Vista, CA	160	$22.1	$16.3		$5.8	2Q/2002
Pinnacle at Denver Tech Center Greenwood Village, CO	420	48.7	36.0		12.7	1Q/2003
Pinnacle at Talega San Clemente, CA	252	42.7	19.4		23.3	1Q/2003
Pinnacle at Fullerton Fullerton, CA	192	43.7	12.5		31.2	1Q/2004

Subtotal	1,024	$157.2	$84.2	(2)	$73.0

Equity interests in joint ventures(3)
Pinnacle at MacArthur Place Santa Ana, CA	253	$59.2	$57.0		$2.2	2Q/2002
Pinnacle at the Creek Aurora, CO	216	21.1	18.0		3.1	3Q/2002

Subtotal	469	$80.3	$75.0	(4)	$5.3

Total Construction in Progress	1,493	$237.5	$159.2		$78.3

Land under development(5)
Pinnacle at Valencia Valencia, CA	234		$13.4
Pinnacle at Talega II San Clemente, CA	110		5.3

Subtotal	344		$18.7

(1)
“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which can change based on several factors, including construction delays and the inability to obtain necessary public approvals.

(2)
Reflects all recorded and allocated costs incurred as of March 31, 2002, consisting of $81.1 million recorded on our consolidated balance sheet as “direct investments in real estate – construction in progress” and $3.1 million of costs for completed buildings located on listed properties, reflected on our consolidated balance sheet as “direct investments in real estate-investments in rental properties.”

(3)
With respect to our joint ventures, we currently expect to maintain 40-45% leverage and contribute approximately 25-35% of the remaining equity. No assurance can be given that these will be the actual ranges in place upon closing of the joint ventures.

(4)
Consists of $45.9 million recorded on our consolidated balance sheet as “equity interest in advances to real estate joint ventures-construction in progress” displayed net of $29.1 million in construction loan balances.

(5)
Land under development represents projects in various stages of predevelopment, development and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are moved to construction in progress on our balance sheet.

DIVIDENDS AND DISTRIBUTIONS TO MINORITY MEMBERS

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. On February 21, 2002, we increased our annual dividend on our common shares to $1.95 per share from $1.86 per share. Total dividends paid to common shareholders for the three months ended March 31, 2002 and 2001 were $22,394,000 and $21,594,000, respectively. In addition, we paid $1,142,000 in dividends on our 8½% Series A Cumulative Redeemable Preferred Stock in the three months ended March 31, 2002 and 2001.

Total distributions to minority members of our consolidated subsidiaries were $995,000 and $1,009,000 for the three months ended March 31, 2002 and 2001, respectively.

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference from Item 7A of our Form 10-K for the year ended December 31, 2001. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2001.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

As of March 31, 2002, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our consolidated financial condition and results of operations.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8–K

(a)  Exhibits:

11	Statement Re Computation of Per Share Earnings

99.1	Other Exhibits—Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends

(b)  Reports on Form 8-K:

•	The Registrant filed a Current Report on Form 8-K on January 22, 2002 in connection with its Fourth Quarter 2001 operating results.

•	The Registrant filed a Current Report on Form 8-K on March 13, 2002 in connection with the issuance and sale of $150,000,000 aggregate principal amount of its 5.95% Notes due 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC. (Registrant)

By:	/s/ EDWARD F. LANGE, JR.
Edward F. Lange, Jr. Executive Vice President, Chief Financial Officer and Secretary

Dated: May 7, 2002