Form 10-Q
period 2002-06-30
BRE PROPERTIES INC /MD/
filed 2002-08-09
CIK 1011174

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002 OR

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

Yes X	No

Number of shares of common stock outstanding as of July 26, 2002	45,839,104

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

June 30, 2002

PART I     FINANCIAL INFORMATION
ITEM 1 - Financial Statements
BRE Properties, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)
	June 30,	December 31,
	2002	2001

Assets	(unaudited)

Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,023,196	$1,790,283
Construction in progress	85,065	83,002
Less: accumulated depreciation	(180,103)	(158,873)

	1,928,158	1,714,412

Equity interests in and advances to real estate joint ventures:
Investments in rental properties	11,104	42,083
Construction in progress	51,247	39,023

	62,351	81,106

Land under development	19,615	23,277

Total real estate portfolio	2,010,124	1,818,795

Cash	4,877	3,892
Other assets	51,559	53,294

Total assets	$2,066,560	$1,875,981

Liabilities and Shareholders’ Equity

Liabilities
Unsecured senior notes	$623,672	$483,000
Unsecured line of credit	287,000	315,000
Mortgage loans	215,979	210,431
Accounts payable and accrued expenses	34,205	30,503

Total liabilities	1,160,856	1,038,934

Minority interest	51,507	52,151

Shareholders’ equity
Preferred stock, $.01 par value; $25 liquidation preference,
10,000,000 shares authorized: 2,150,000 shares 8.5% Series A
Cumulative Redeemable issued and outstanding (2,150,000 at
December 31, 2001); 3,000,000 shares 8.08% Series B Cumulative
Redeemable issued and outstanding (0 at December 31, 2001).	128,750	53,750
Common stock; $.01 par value; 100,000,000 shares authorized.
Shares issued and outstanding: 45,990,253 at June 30, 2002
and 45,807,191 at December 31, 2001.	460	458
Additional paid-in capital	689,969	690,309
Accumulated net income in excess of cumulative dividends	37,816	42,995
Stock purchase loans to executives	(2,798)	(2,616)

Total shareholders’ equity	854,197	784,896

Total liabilities and shareholders’ equity	$2,066,560	$1,875,981

See notes to consolidated financial statements

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)
For the Three Months Ended
	June 30,

	2002	2001

Revenues
Rental income	$64,353	$60,482
Partnership and ancillary income	4,095	4,257
Other income	247	1,483

Total revenues	68,695	66,222

Expenses
Real estate	19,301	17,386
Provision for depreciation	11,607	9,896
Interest	13,678	12,176
General and administrative	2,410	2,560
Losses from Internet business	-	2,855

Total expenses	46,996	44,873

Income before net gain (loss) on sales of investments in rental
properties, minority interest and dividends attributable to preferred stock	21,699	21,349
Net gain (loss) on sales of investments in rental properties	-	-
Minority interest	(954)	(1,047)

Net income	$20,745	$20,302
Dividends attributable to preferred stock	1,308	1,142

Net income available to common shareholders	$19,437	$19,160

Net income per outstanding common share:
Income before net gain (loss) on sales of investments in rental
properties less minority interest	$0.42	$0.41
Net gain (loss) on sales of investments in rental properties	-	-

Net income per share – basic and assuming dilution	$0.42	$0.41

Weighted average common shares outstanding – basic	45,950	46,430

Weighted average common shares outstanding – assuming dilution	48,080	48,680

Dividends declared and paid per common share	$0.4875	$0.465

See notes to consolidated financial statements

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)
	For the Six Months Ended
	June 30,

	2002	2001

Revenues
Rental income	$126,900	$120,957
Partnership and ancillary income	7,963	7,631
Other income	462	2,995

Total revenues	135,325	131,583

Expenses
Real estate	37,574	34,941
Provision for depreciation	22,364	19,158
Interest	26,766	24,207
General and administrative	4,613	4,915
Losses from Internet business	-	7,163

Total expenses	91,317	90,384

Income before net gain (loss) on sales of investments in rental properties, minority interest and dividends attributable to preferred stock	44,008	41,199
Net gain (loss) on sales of investments in rental properties	-	-
Minority interest	(1,923)	(2,095)

Net income	42,085	39,104
Dividends attributable to preferred stock	2,450	2,284

Net income available to common shareholders	$39,635	$36,820

Net income per outstanding common share:
Income before net gain (loss) on sales of investments in rental properties less minority interest	$0.86	$0.79
Net gain (loss) on sales of investments in rental properties	-	-

Net income per share – basic and assuming dilution	$0.86	$0.79

Weighted average common shares outstanding – basic	45,895	46,320

Weighted average common shares outstanding – assuming dilution	47,960	48,680

Dividends declared and paid per common share	$0.975	$0.930

See notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)	For the Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net income	$42,085	$39,104
Adjustments to reconcile net income to net cash flows generated by operating activities:
Provision for depreciation	22,364	19,158
Minority interest in net income	1,923	2,095
Losses from Internet business	-	7,163
Decrease (increase) in other assets	3,190	(1,110)
Increase in accounts payable and accrued expenses	3,814	5,135

Net cash flows generated by operating activities	73,376	71,545

Cash flows from investing activities:
Multifamily communities purchased	(74,626)	-
Multifamily communities purchased from joint venture partners	(56,510)	-
Proceeds from sales of investments in rental property, net	-	7,834
Capital expenditures	(2,714)	(2,381)
Rehabilitation expenditures and other	(4,266)	(10,795)
Additions to direct investment construction in progress	(31,722)	(27,504)
Advances to unconsolidated joint ventures for construction in progress	(14,111)	(23,858)
Reimbursements of construction in progress from unconsolidated joint ventures	3,240	22,413
Additions to land under development	(8,807)	(6,099)
Investment in joint venture	-	(1,253)
(Increase) decrease in unconsolidated joint ventures	(459)	904
Investment in and advances to Internet business	(728)	(1,516)

Net cash flows used in investing activities	(190,703)	(42,255)

Cash flows from financing activities:
Issuance of unsecured senior notes, net	149,005	246,586
Principal payments on unsecured senior notes and mortgage loans	(27,498)	(11,542)
Line of credit:
Advances	263,000	129,000
Repayments	(291,000)	(343,000)
Renewal fees	-	(3,770)
Proceeds from preferred equity offering	72,637	-
Dividends paid	(47,098)	(45,534)
Repurchase of common shares	(1,826)	-
Proceeds from exercises of stock options, net	3,065	2,799
Distributions to minority members	(1,973)	(2,091)

Net cash flows generated by (used in) financing activities	118,312	(27,552)

Increase in cash	985	1,738
Balance at beginning of period	3,892	262

Balance at end of period	$4,877	$2,000

Consolidated Statements of Cash Flows (unaudited) (continued)

(Dollar amounts in thousands)	For the Six Months Ended
	June 30,

	2002	2001

Supplemental disclosure of non cash activity:
Transfers of direct investments in real estate–construction in progress to investment in rental properties	$42,128	$31,368

Transfers of land under development to direct investment in real estate-construction in progress	$12,469	$5,489

Transfers of land under development to investment in real estate joint ventures–construction in progress	$-	$6,898

Transfer of real estate joint ventures–investments in rental properties to direct investments in real estate – investments in rental properties	$52,209	$-

Secured debt assumed related to the transfer of real estate joint ventures-investments in rental properties to direct investment	$22,218	$-

Transfers of real estate joint ventures-construction in progress to real estate joint ventures-investments in rental properties	$-	$3,715

Change in carrying value of debt attributed to hedging activities	($1,500)	$-

Minority interest unit conversions to common shares	$604	$10,449

See notes to consolidated financial statements

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2002

NOTE A – BASIS OF PRESENTATION

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

NOTE B – REPORTABLE SEGMENTS

BRE has determined that it has one operating and reportable segment, multifamily communities, which comprised approximately 97% of BRE’s assets and 99% of BRE’s revenues for the three months ended June 30, 2002. All multifamily communities owned by the Company are located in the Western United States, in three general markets that it defines as California, Pacific Northwest, and Mountain/Desert States.

BRE’s business focus is the ownership and operation of multifamily communities and it evaluates performance and allocates resources primarily based on the net operating income (“NOI”) of each individual multifamily community. NOI is defined by the Company (and generally by the real estate industry) as the excess of all revenue generated by the community (primarily rental revenue) less direct operating expenses (primarily, but not limited to, payroll, property taxes, insurance and maintenance expense). Accordingly, NOI excludes depreciation, capitalized expenditures and interest expense. NOI from multifamily communities totaled $49,147,000 and $47,353,000 for the three months ended June 30, 2002 and 2001, respectively.

All BRE revenues are from external customers. There are no tenants that contributed 10% or more of BRE’s total consolidated revenues in the three months ended June 30, 2002 or 2001. Interest income is not separately reported, as it is immaterial. Interest expense on debt is not allocated to individual properties, even if such debt is secured. Further, minority interest in consolidated subsidiaries is not allocated to the related properties. There is no provision for income tax as the Company is organized as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

NOTE C – ACCOUNTING POLICY UPDATE

BRE is exposed to the impact of interest rate changes on borrowings and will occasionally use interest rate swaps with the objective of lowering its overall borrowing costs. BRE does not use these derivatives for trading or speculative purposes.

During the first quarter of 2002, BRE entered into six interest rate swap agreements to attain a floating rate of interest on a portion of its fixed rate debt. BRE designated these derivative instruments to be utilized in fair value hedges in accordance with Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Under SFAS 133, the resulting assets or liabilities attributed to derivative instruments are carried on BRE’s consolidated financial statements at their estimated fair values. The hedges are perfectly effective and, therefore, changes in the derivative fair value and the change in fair value of the hedged items during the hedging period exactly offset with no valuation impact on BRE’s current earnings.

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

NOTE D – USE OF DERIVATIVES IN HEDGING ACTIVITIES

The notional amount of the interest rate swaps utilized in the fair value hedges was $71,365,000 with maturity dates ranging from 2004 to 2005. The principal amount of debt being hedged equals the notional amounts of the interest rate swaps. The fair value hedges convert debt with a weighted average fixed rate of 7.45% to a floating rate equal to LIBOR plus an average spread of 3.0%, which resulted in an effective rate of 4.86% at June 30, 2002. The fair value of the interest rate swaps at June 30, 2002 was $1,500,000 and is recorded in other assets on the consolidated balance sheets. At June 30, 2002, offsetting amounts of $828,000 and $672,000 have been recorded as an increase to mortgage loans payable and unsecured senior notes, respectively. To determine the fair values of derivatives, BRE uses market valuations provided by third parties.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2002

Overview

BRE Properties, Inc. is a self-administered equity real estate investment trust or “REIT” focused on the acquisition, development, and management of multifamily apartment communities in nine metropolitan markets of the Western United States. At June 30, 2002, our portfolio had real estate assets with a book value of approximately $2.0 billion that included 80 wholly or majority-owned apartment communities, aggregating 22,245 units; two apartment communities that we manage and own in partnerships or other joint venture arrangements, comprised of 488 apartment units; and eight apartment communities in various stages of construction and development totaling 1,837 units.

On April 29, 2002, BRE acquired the ownership interests of its joint venture partner in Pinnacle at Blue Ravine LLC and Pinnacle Sonata LLC. The joint ventures owned Pinnacle Blue Ravine, a 260-unit apartment community located in Sacramento, California, and Pinnacle Sonata, a 268-unit community located in Bothell, Washington, and were accounted for under the equity method of accounting prior to April 29, 2002. During the second quarter BRE also consolidated its investment in a third joint venture property, Pinnacle Stonecreek, a 226-unit community located in Phoenix, Arizona. The consolidation occurred when our joint venture partner did not contribute funding as stipulated under the terms of the joint venture agreement. The combined transactions resulted in an increase in real estate assets of $79,279,000, and a net increase in secured indebtedness of $15,496,000. The three communities are now wholly owned by BRE.

On June 12, 2002, BRE acquired three Southern California apartment communities for a total cost of approximately $74,626,000. The properties include: Bernardo Crest, comprising 216 units, located adjacent to downtown Rancho Bernardo, a master-planned community within the City of San Diego; Mission Trails, located northeast of Mission Valley in San Diego, with 208 units; and Boulder Creek, near the University of California at Riverside, with 264 units. The acquisition of these properties increases BRE’s Southern California portfolio to a total of 28 communities, 7,251 units.

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

Liquidity and Capital Resources

At June 30, 2002, BRE’s net real estate investments totaled approximately $2,010,000,000, which included 80 wholly or majority-owned apartment communities, two apartment communities that we manage and own in partnerships or other joint venture arrangements, and eight apartment communities under various stages of construction and development.

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

On June 20, 2002, BRE closed the underwritten public offering of three million shares of 8.08% Series B Cumulative Redeemable Preferred Stock at $25 per share. The Series B Preferred Stock will be redeemable at $25 per share on or after June 20, 2007. The preferred shares trade on the NYSE under the symbol BRE_prb. Net proceeds from the offering totaled $72,337,500, after deducting the underwriting discounts and commissions and our estimated offering expenses, and were used to repay borrowings under our existing credit facility and invest in additional multifamily communities.

On March 12, 2002, we issued $150,000,000 of five-year senior unsecured notes in an underwritten public offering at a 5.95% coupon. The net proceeds from the sale of the notes were used to repay a portion of the borrowings under our existing credit facility.

We have an unsecured credit facility that matures in December 2003 with a capacity of $450,000,000, with an option to upsize the facility to $500,000,000. Borrowings under the line of credit currently bear interest at LIBOR plus 0.70%, plus a fee of 0.20% payable on the unused portion of the credit facility. Our pricing spread above LIBOR is dependent upon our credit ratings and can range from 0.55% to 1.35%.

The balance on our line of credit was $287,000,000 at June 30, 2002, compared to $315,000,000 at December 31, 2001. Drawings on the line of credit are available to fund our investment activities and general corporate purposes. BRE typically reduces its outstanding balance on the line of credit with available cash balances.

We had a total of $623,000,000 in unsecured indebtedness (excluding a basis adjustment of $672,000 from hedging activities) other than the line of credit at June 30, 2002, consisting of the following: (i) $43,000,000 of senior unsecured notes with interest rates of: 7.44% per annum on $10,000,000, LIBOR plus 3.5% on $15,000,000, and LIBOR plus 3.2% on $18,000,000, to be repaid through scheduled principal payments annually from 2002 to 2005; (ii) $50,000,000 principal amount of unsecured senior notes due 2007, with an effective interest rate of approximately 7.8%; (iii) $150,000,000 principal amount of unsecured notes due 2007, with a coupon rate to yield 6.0%; (iv) $250,000,000 principal amount of unsecured notes due 2011, with a coupon rate to yield 7.5%; and (v) $130,000,000 principal amount of unsecured notes due 2013, with an effective interest rate of 7.3%. In addition, at June 30, 2002, we had mortgage indebtedness totaling $215,151,000 (excluding a basis adjustment of $828,000 from hedging activities) at effective interest rates ranging from 2.8% to 8.4%, with remaining terms of from less than one to 14 years.

As of June 30, 2002, BRE had total outstanding debt balances of approximately $1,127,000,000 and total outstanding shareholders’ equity and minority interest of approximately $906,000,000, representing a debt to total book capitalization ratio of 55%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. BRE was in compliance with all such financial covenants during the quarter ended June 30, 2002.

BRE anticipates that it will continue to require outside sources of financing to meet its long-term liquidity needs beyond 2002 such as scheduled debt repayments, construction funding and property acquisitions. At June 30, 2002, BRE had an estimated cost of $59,300,000 to complete existing direct investment and joint venture construction in progress, with funding estimated from 2002 through 2004.

We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may issue up to $700,000,000 of securities including debt, common stock and preferred stock. Our $150,000,000 note issuance in March of 2002 and our $75,000,000 preferred stock offering in June of 2002 reduced the amount available for future issuance to $475,000,000. Depending upon market conditions, we may issue securities under such shelf registration statement to invest in additional multifamily communities and to repay borrowings under our line of credit. On December 7, 2001, we commenced a medium-term note program for the possible issuance, from time to time, of up to $300,000,000 of medium term notes as part of our shelf registration. No such notes have yet been issued under the program.

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

BRE’s Board of Directors has authorized the purchase of BRE’s common stock in an amount up to $60,000,000. The timing of repurchase activity is dependent upon the market price of BRE’s shares, and other market conditions and factors. As of June 30, 2002, BRE had cumulatively repurchased a total of approximately $32,832,000 of common stock, representing 1,138,200 shares at an average purchase price of $28.85 per share. Subsequent to the end of the second quarter, BRE repurchased an additional $4,363,000 of common stock, representing 156,800 shares at an average purchase price of $27.83 per share.

During the first quarter of 2002, BRE entered into six interest rate swap agreements with a notional amount aggregating $71,365,000 that achieved a floating rate of interest on a portion of our fixed rate debt, maturing in 2004 and 2005. We are using the interest rate swaps with the objective of lowering our overall borrowing costs. The swaps hedge the fair market value of a portion of our debt. We do not use derivatives for trading or speculative purposes. See Notes C and D in the Condensed Notes to the Consolidated Financial Statements for additional information.

Critical Accounting Policies

We define critical accounting policies as those that require management’s most difficult, subjective or complex judgments. A summary of our critical accounting policies follows. Additional discussion of accounting policies that we consider significant, including further discussion of the critical accounting policies described below, can be found in the notes to our consolidated financial statements in our Annual Report on Form 10-K.

Real Estate

Our investments in real estate are carried at cost and are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of values are based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value is warranted.

Capital Expenditures

We capitalize those expenditures related to conducting significant rehabilitation of existing assets and extending the useful life of existing assets. These expenditures are depreciated over estimated useful lives determined by management. We expense certain improvements related to the operation of apartment communities, including carpets, window coverings and appliance replacements, as well as those expenditures necessary to maintain an existing community in ordinary operating condition. The determination as to whether expenditures should be capitalized or expensed, and the period over which depreciation should be determined, requires management’s judgment.

Internal Cost Capitalization

We have a development group which handles the design, development and construction of our apartment communities. All direct and indirect costs incurred to ready these assets for their intended use, including interest and real estate taxes during construction, are capitalized as a cost of the communities. Indirect costs include an estimate of internal costs that requires management’s judgment.

Derivatives and Hedging Activities

We use derivative financial instruments in the normal course of business with the objective of lowering our overall borrowing costs. As of June 30, 2002, we had six interest rate swap agreements with a notional value aggregating $71,365,000 that are used to attain a floating rate of interest on a portion of our fixed rate debt, maturing in 2004 and 2005. These derivatives qualify for hedge accounting as discussed in Notes C and D to our June 30, 2002 consolidated financial statements. The instruments are valued by third parties. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Stock-Based Compensation

We have elected to account for our stock-based compensation in accordance with APB No. 25, which results in no compensation expense for options issued with an exercise price equal to the market value of our common shares on the grant date, instead of Statement No. 123, which would result in compensation expense being recorded based on the fair value of the stock-based compensation issued.

Results of Operations

Comparison of the Three Months Ended June 30, 2002 and 2001

Revenues

Total revenues were $68,695,000 for the three months ended June 30, 2002, compared to $66,222,000 for the same period in 2001. This increase was primarily due to the revenues generated from communities acquired and developed after March 31, 2001. In the past 15 months, BRE has acquired seven communities and completed the construction of four wholly owned communities. The increase in revenues generated from acquired and developed properties has been partially offset by a reduction in revenue from our same store portfolio and a reduction in other income. The year over year decrease in same store revenue is attributable to both lower average monthly rents and a reduced level of physical occupancy. The largest component of other income recognized in 2001 was development fees from our joint venture construction projects. Due to the stage of completion of these projects, no fee income has been recognized in 2002.

A summary of the components of revenue for the quarters ended June 30, 2002 and 2001 follows (dollars in thousands):

	Three months ended		Three months ended
	June 30, 2002		June 30, 2001

					% Change
		% of Total		% of Total	from 2001
	Revenues	Revenues	Revenues	Revenues	to 2002

Same-store	$61,179	89%	$62,410	94%	(2%)
Non same-store and partnership income	7,269	11%	2,329	4%	212%
Other income	247	-%	1,483	2%	(83%)

Total revenue	$68,695	100%	$66,222	100%	4%

Multifamily communities’ average physical occupancy rates for the quarters ended June 30, 2002 and 2001 were as follows:

	2002	2001

Multifamily: Same-store	94%	95%
Multifamily: All	94%	95%

Portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. Apartment units are generally leased to residents for rental terms that do not exceed one year.

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties for the quarter ended June 30, 2002 increased 11% to $19,301,000 from $17,386,000 in the comparable period in 2001. Same-store expenses increased 4%, while non same-store expenses increased 167%. The second quarter 2002 non same-store number includes expenses from the 11 communities we have acquired or developed since April 1, 2001, while the first quarter 2001 non same-store number includes expenses from two development communities that were in the lease-up phase in 2001 and two communities we sold in August of 2001.

A summary of the categories of real estate expense for the three months ended June 30, 2002 and 2001 follows (dollars in thousands):

	Three months ended		Three months ended
	June 30, 2002		June 30, 2001

					% Change
		% of Total		% of Total	from 2001
	Expense	Revenue	Expense	Revenue	to 2002

Same-store	$17,312		$16,640		4%
Non same-store	1,989		746		167%

Total real estate expense	$19,301	28.1%	$17,386	26.3%	11%

Provision for Depreciation

Depreciation expense increased by $1,711,000 to $11,607,000 for the quarter ended June 30, 2002 from the comparable period in 2001. The increase in 2002 resulted primarily from an increased depreciable basis on newly developed and acquired properties.

Interest Expense

Interest expense was $13,678,000 (net of interest capitalized to the cost of apartment communities under development of $3,196,000) for the quarter ended June 30, 2002, an increase of $1,502,000 or 12% from the comparable period in 2001. Interest expense was $12,176,000 for the same period in 2001 and was net of $3,292,000 of interest capitalized to the cost of apartment communities under construction. The increase in interest expense was due to higher average debt balances in 2002 and a slightly lower level of capitalized interest, offset by lower average interest rates on outstanding borrowings.

General and Administrative

General and administrative costs were relatively stable, totaling $2,410,000 or approximately 3.5% of total revenues for the second quarter in 2002 and $2,560,000 or approximately 3.9% of total revenues, for the second quarter in 2001.

Minority Interest

Minority interest in net income was $954,000 and $1,047,000 for the quarters ended June 30, 2002 and 2001, respectively. The decrease in the second quarter of 2002 is due to lower distributions paid to BRE Property Investors LLC operating company unit holders as several members of the limited liability company have exchanged their operating company units for shares of BRE common stock over the past 15 months.

Losses from Internet business

Losses from Internet business total $0 and $2,855,000 for the three months ended June 30, 2002 and 2001, respectively, and represent the net losses of VelocityHSI, Inc., our former non-real estate investment, which was spun off from BRE on August 15, 2000. Subsequent to the spin-off, VelocityHSI was recorded under the equity method of accounting, with losses being recorded on a 90-day lag basis. We were required to record 100% of VelocityHSI’s losses to the extent of our investment, including advances, until it secured an independent source of financing or our investment and advances were reduced to zero. During the second quarter of 2001, BRE reduced its investment, including advances to VelocityHSI, to zero and provided for a $2,400,000 reserve for potential BRE liabilities related to VelocityHSI. VelocityHSI filed for bankruptcy protection during the third quarter of 2001. BRE’s related reserve for potential liabilities at June 30, 2002 is $1,100,000 and is included in accounts payable and accrued expenses on the consolidated balance sheet.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock represent the dividends on BRE’s 8.5% Series A and 8.08% Series B Cumulative Redeemable Preferred Stock. The Series B offering closed on June 20, 2002.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended June 30, 2002, was $19,437,000, or $0.42 per diluted share, as compared with $19,160,000, or $0.41 per diluted share, for the comparable period in 2001.

Results of Operations

Comparison of the Six Months Ended June 30, 2002 and 2001

Revenues

Total revenues were $135,325,000 for the six months ended June 30, 2002, compared to $131,583,000 for the same period in 2001. This increase was primarily due to the revenues generated from communities acquired and developed after December 31, 2000. In the past 18 months, BRE has acquired seven communities and completed the construction of five wholly owned communities. The increase in revenues generated from acquired and developed properties has been partially offset by a reduction in revenue from our same store portfolio and a reduction in other income. The year over year decrease in same store revenue is attributable to both lower average monthly rents and a reduced level of physical occupancy. The largest component of other income recognized in 2001 was development fees from our joint venture construction projects. Due to the stage of completion of these projects, no fee income has been recognized in 2002.

A summary of the components of revenue for the six months ended June 30, 2002 and 2001 follows (dollars in thousands):

	Six months ended		Six months ended
	June 30, 2002		June 30, 2001

					% Change
		% of Total		% of Total	from 2001
	Revenues	Revenues	Revenues	Revenues	to 2002

Same-store	$119,588	89%	$121,399	92%	(1%)
Non same-store and partnership income	15,275	11%	7,189	6%	112%
Other income	462	-%	2,995	2%	(85%)

Total revenue	$135,325	100%	$131,583	100%	3%

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties for the six months ended June 30, 2002 increased 8% to $37,574,000 from $34,941,000 in the comparable period of 2001. Same-store expenses increased 3%, while non same-store expenses increased 66%. The year to date June 2002 non same-store number includes expenses from the 12 communities we have acquired or developed since January 1, 2001, while the year to date June 2001 non same-store number includes expenses from three development communities that were in the lease-up phase in 2001 and three communities we sold in 2001.

A summary of the categories of real estate expense for the six months ended June 30, 2002 and 2001 follows (dollars in thousands):

	Six months ended		Six months ended
	June 30, 2002		June 30, 2001

					% Change
		% of Total		% of Total	from 2001
	Expense	Revenue	Expense	Revenue	to 2002

Same-store	$33,668		$32,581		3%
Non same-store	3,906		2,360		66%

Total real estate expense	$37,574	27.8%	$34,941	26.6%	8%

Provision for Depreciation

Depreciation expense increased by $3,206,000 to $22,364,000 for the six months ended June 30, 2002 from the comparable period in 2001. The increase in 2002 resulted primarily from an increased depreciable basis on newly developed and acquired properties.

Interest Expense

Interest expense was $26,766,000 (net of interest capitalized to the cost of apartment communities under development of $6,240,000) for the six months ended June 30, 2002, an increase of $2,559,000 or 11% from the comparable period in 2001. Interest expense was $24,207,000 for the same period in 2001 and was net of $6,798,000 of interest capitalized to the cost of apartment communities under construction. The increase in interest expense was due to higher average debt balances in 2002 and a slightly lower level of capitalized interest, offset by lower average interest rates on outstanding borrowings.

General and Administrative

General and administrative costs were relatively stable, totaling $4,613,000 or approximately 3.4% of total revenues for the six months ended June 30, 2002 and $4,915,000 or approximately 3.7% of total revenues, for the same period in 2001.

Minority Interest

Minority interest in net income was $1,923,000 and $2,095,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease in 2002 is due to lower distributions paid to BRE Property Investors LLC operating company unit holders as several members of the limited liability company have exchanged their operating company units for shares of BRE common stock over the past 18 months.

Losses from Internet business

Losses from Internet business total $0 and $7,163,000 for the six months ended June 30, 2002 and 2001, respectively, and represent the net losses of VelocityHSI, Inc., our former non-real estate investment, which was spun off by BRE on August 15, 2000. Subsequent to the spin-off, VelocityHSI was recorded under the equity method of accounting, with losses being recorded on a 90-day lag basis. We were required to record 100% of VelocityHSI’s losses to the extent of our investment, including advances, until it secured an independent source of financing or our investment and advances were reduced to zero. During the second quarter of 2001, BRE reduced its investment, including advances to VelocityHSI, to zero and provided for a $2,400,000 reserve for potential BRE liabilities related to VelocityHSI. VelocityHSI filed for bankruptcy protection during the third quarter of 2001.

BRE’s related reserve for potential liabilities at June 30, 2002 is $1,100,000 and is included in accounts payable and accrued expenses on the consolidated balance sheet.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock represent the dividends on BRE’s 8.5% Series A and 8.08% Series B Cumulative Redeemable Preferred Stock. The Series B offering closed on June 20, 2002.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the six months ended June 30, 2002, was $39,635,000, or $0.86 per diluted share, as compared with $36,820,000, or $0.79 per diluted share, for the comparable period in 2001.

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

The following table presents data with respect to the eight multifamily communities included in “construction in progress” and “land under development” at June 30, 2002, for both direct investment and equity interest properties. Completion of these properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. No assurance can be given that these properties will be completed or, that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of units proposed in the table below.

	Number	Estimated	Cost		Balance to	Estimated
COMMUNITIES	of Units	Cost	Incurred		Complete	Completion (1)

(Dollar amounts in millions)
Direct Investment
Pinnacle at Otay Ranch I Chula Vista, CA	160	$22.1	$20.7		$1.4	3Q/2002
Pinnacle at Denver Tech Center Greenwood Village, CO	420	48.7	41.8		6.9	1Q/2003
Pinnacle at Talega San Clemente, CA	252	42.8	23.8		19.0	2Q/2003
Pinnacle at Fullerton Fullerton, CA	192	43.7	13.0		30.7	1Q/2004

Subtotal	1,024	$157.3	$99.3	(2)	$58.0

Equity interests in joint ventures (3)
Pinnacle at MacArthur Place Santa Ana, CA	253	$60.5	$60.0		$0.5	3Q/2002
Pinnacle at the Creek Aurora, CO	216	21.5	20.7		0.8	3Q/2002

Subtotal	469	$82.0	$80.7	(4)	$1.3

Total Construction in Progress	1,493	$239.3	$180.0		$59.3

Land under development (5)
Pinnacle at Valencia Valencia, CA	234		$14.0
Pinnacle at Talega II San Clemente, CA	110		5.6

Subtotal	344		$19.6

(1)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which can change based on several factors, including construction delays and the inability to obtain necessary public approvals.
(2)	Reflects all recorded and allocated costs incurred as of June 30, 2002, consisting of $85.1 million recorded on our consolidated balance sheet as “direct investments in real estate – construction in progress” and $14.2 million of costs for completed buildings located on listed properties, reflected on our consolidated balance sheet as “direct investments in real estate-investments in rental properties.”
(3)	With respect to our joint ventures, we currently expect to maintain 40-45% leverage and contribute approximately 25-35% of the remaining equity. No assurance can be given that these will be the actual ranges in place upon closing of the joint ventures.
(4)	Consists of $51.2 million recorded on our consolidated balance sheet as “equity interest in advances to real estate joint ventures-construction in progress” displayed net of $29.5 million in construction loan balances.
(5)	Land under development represents projects in various stages of predevelopment, development and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are moved to construction in progress on our balance sheet.

DIVIDENDS AND DISTRIBUTIONS TO MINORITY MEMBERS

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. On February 21, 2002, we increased the annual dividend on our common shares to $1.95 per share from $1.86 per share. Total dividends paid to common shareholders for the six months ended June 30, 2002 and 2001 were $44,814,000 and $43,250,000, respectively. In addition, we recorded $2,450,000 and $2,284,000 in aggregate dividends on our 8.5% Series A and 8.08% Series B Cumulative Redeemable Preferred Stock in the six months ended June 30, 2002 and 2001, respectively.

Total distributions to minority members of our consolidated subsidiaries were $1,973,000 and $2,091,000 for the six months ended June 30, 2002 and 2001, respectively.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference from Item 7A of our Form 10-K for the year ended December 31, 2001. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2001.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

As of June 30, 2002, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM 2.	Changes in Securities and Use of Proceeds

On June 20, 2002, we issued 3,000,000 shares of 8.08% Series B Cumulative Redeemable Preferred Stock at a price of $25.00 per share in an underwritten public offering. The Articles Supplementary establishing the rights of the Series B preferred stock were filed as Exhibit 1.5 of our Form 8-A filed with the SEC on June 17, 2002.

During the three months ended June 30, 2002, an aggregate of 22,433 limited partnership units in BRE Property Investors LLC were exchanged for shares of our common stock. The exchange of limited partnership units for shares of our common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

ITEM 3.	Defaults upon Senior Securities None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 21, 2002, the Shareholders elected three directors for three-year terms by the following votes:

						BROKER
		FOR		AGAINST	WITHHELD	NON-VOTE

		% of shares
		Voted for this	% of	No. of		No. of
No. of Shares		item	outstanding	Shares	No. of Shares	Shares

Item No. I Election of Directors
Class I
John McMahan	37,039,212	99%	81%	14,647	307,656	-
L. Michael Foley	37,045,463	99%	81%	8,396	301,405	-
Gregory M. Simon	37,034,278	99%	81%	19,581	312,590	-

ITEM 5.	Other Information None.

ITEM 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits:
	3.1	Articles Supplementary to the Amended and Restated Articles of Incorporation of the registrant designating the terms of the 8.08% Series B Cumulative Redeemable Preferred Stock (incorporated by reference from Exhibit 1.5 of the registrant’s Form 8-A filed on June 17, 2002).
	3.2	Form of 8.08% Series B Cumulative Redeemable Preferred Stock Certificate (incorporated by reference from Exhibit 1.6 to the registrant’s Form 8-A filed on June 17, 2002).
	11	Statement Re Computation of Per Share Earnings

	99.1	Other Exhibits-Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends
(b)	Reports on Form 8-K:

  The registrant filed a Current Report on Form 8-K on April 17, 2002 in connection with its First Quarter 2002 operating results.

  The registrant filed a Current Report on Form 8-K on June 18, 2002 reporting the public offering of the registrant’s 8.08% Series B Cumulative Redeemable Preferred Stock, with exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.
(Registrant)

Dated: August 5, 2002	/s/ Edward F. Lange, Jr. Edward F. Lange, Jr. Executive Vice President, Chief Financial Officer and Secretary

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, chapter 63 of title 18, United States Code), we Frank C. McDowell and Edward F. Lange, Jr. hereby certify, to the best of our knowledge, that the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 of BRE Properties, Inc. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of BRE Properties, Inc.

Dated: August 5, 2002	/s/ Frank C. McDowell Frank C. McDowell President and Chief Executive Officer

Dated: August 5, 2002	/s/ Edward F. Lange, Jr. Edward F. Lange, Jr. Executive Vice President, Chief Financial Officer and Secretary