Form 10-Q
period 2002-09-30
BRE PROPERTIES INC /MD/
filed 2002-11-08
CIK 1011174

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes	☒	No	☐

Number of shares of common stock outstanding as of November 6, 2002	45,411,300

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

September 30, 2002

PART I FINANCIAL INFORMATION ITEM 1 - Financial Statements BRE Properties, Inc. Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	September 30, 2002	December 31, 2001

	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,058,574	$1,790,283
Construction in progress	84,936	83,002
Less: accumulated depreciation	(191,823)	(158,873)

	1,951,687	1,714,412

Equity interests in and advances to real estate joint ventures:
Investments in rental properties (See Note E)	55,473	42,083
Construction in progress	—	39,023

	55,473	81,106
Land under development	14,350	23,277

Total real estate portfolio	2,021,510	1,818,795
Cash	11,872	3,892
Other assets	51,923	53,294

Total assets	$2,085,305	$1,875,981

Liabilities and Shareholders’ Equity
Liabilities
Unsecured senior notes	$774,571	$483,000
Mortgage loans	216,372	210,431
Unsecured line of credit	160,000	315,000
Accounts payable and accrued expenses	32,349	30,503

Total liabilities	1,183,292	1,038,934

Minority interest	51,482	52,151

Shareholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized: 2,150,000 shares 8.5% Series A Cumulative Redeemable issued and outstanding, $25 liquidation preference (2,150,000 at December 31, 2001); 3,000,000 shares 8.08% Series B Cumulative Redeemable issued and outstanding, $25 liquidation preference (0 at December 31, 2001).	128,750	53,750
Common stock; $.01 par value; 100,000,000 shares authorized. Shares issued and outstanding: 45,928,070 at September 30, 2002 and 45,807,191 at December 31, 2001.	459	458
Additional paid-in capital	686,739	690,309
Accumulated net income in excess of cumulative dividends	37,795	42,995
Stock purchase loans to executives	(3,212)	(2,616)

Total shareholders’ equity	850,531	784,896
Total liabilities and shareholders’ equity	$2,085,305	$1,875,981

See condensed notes to consolidated financial statements

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,

	2002	2001

Revenues
Rental income	$67,350	$61,926
Ancillary income	3,149	3,274
Partnership and other income	1,027	1,588

Total revenues	71,526	66,788

Expenses
Real estate	20,605	17,867
Provision for depreciation	12,347	10,426
Interest	14,454	12,000
General and administrative	2,976	2,212

Total expenses	50,382	42,505

Income before net gain (loss) on investments, minority interest and dividends attributable to preferred stock	21,144	24,283
Net gain (loss) on investments	4,862	(327)
Minority interest	(960)	(1,048)

Net income	$25,046	$22,908
Dividends attributable to preferred stock	2,657	1,142

Net income available to common shareholders	$22,389	$21,766

Net income per outstanding common share-basic:
Income before net gain (loss) on investments	$0.38	$0.48
Net gain (loss) on investments	0.11	(0.01)

Net income per share – basic	$0.49	$0.47

Net income per outstanding common share-assuming dilution:
Income before net gain (loss) on investments and minority interest	$0.38	$0.47
Net gain (loss) on investments	0.10	(0.01)

Net income per share – assuming dilution	$0.48	$0.46

Weighted average common shares outstanding – basic	45,910	46,470

Weighted average common shares outstanding – assuming dilution	47,860	48,810

Dividends declared and paid per common share	$0.4875	$0.4650

See condensed notes to consolidated financial statements

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Nine Months Ended September 30,

	2002	2001

Revenues
Rental income	$194,250	$182,883
Ancillary income	8,927	8,889
Partnership and other income	3,674	6,599

Total revenues	206,851	198,371

Expenses
Real estate	58,179	52,808
Provision for depreciation	34,711	29,585
Interest	41,220	36,207
General and administrative	7,589	7,127
Losses from Internet business	—	7,163

Total expenses	141,699	132,890

Income before net gain (loss) on investments, minority interest and dividends attributable to preferred stock	65,152	65,481
Net gain (loss) on investments	4,862	(327)
Minority interest	(2,883)	(3,143)

Net income	67,131	62,011
Dividends attributable to preferred stock	5,107	3,426

Net income available to common shareholders	$62,024	$58,585

Net income per outstanding common share- basic:
Income before net gain (loss) on investments	$1.25	$1.27
Net gain (loss) on investments	0.10	(0.01)

Net income per share – basic	$1.35	$1.26

Net income per outstanding common share- assuming dilution:
Income before net gain (loss) on investments and minority interest	$1.24	$1.27
Net gain (loss) on investments	0.10	(0.01)

Net income per share – assuming dilution	$1.34	$1.26

Weighted average common shares outstanding – basic	45,895	46,360

Weighted average common shares outstanding – assuming dilution	47,920	48,720

Dividends declared and paid per common share	$1.463	$1.395

See condensed notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$67,131	$62,011
Adjustments to reconcile net income to net cash flows generated by operating activities:
Provision for depreciation	34,711	29,585
Minority interest in net income	2,883	3,143
Losses from Internet business	—	7,163
Net (gain) loss on investments	(4,862)	327
Decrease (increase) in other assets	2,611	(3,187)
Increase in accounts payable and accrued expenses	2,206	5,536

Net cash flows generated by operating activities	104,680	104,578

Cash flows from investing activities:
Multifamily communities purchased	(74,626)	(21,628)
Multifamily communities purchased from joint venture partners	(56,510)	—
Proceeds from sales of investments	8,200	20,535
Capital expenditures	(4,207)	(3,683)
Rehabilitation expenditures and other	(6,672)	(15,285)
Additions to direct investment construction in progress	(49,073)	(43,764)
Advances to unconsolidated joint ventures for construction in progress	(17,865)	(37,056)
Reimbursements of construction in progress from unconsolidated joint ventures	13,753	30,221
Additions to land under development	(17,541)	(7,553)
Investment in joint venture	—	(2,386)
(Increase) decrease in unconsolidated joint ventures	(401)	1,003
Investment in and advances to Internet business	(810)	(1,719)

Net cash flows used in investing activities	(205,752)	(81,315)

Cash flows from financing activities:
Issuance of unsecured senior notes, net	297,407	246,586
Principal payments on unsecured senior notes and mortgage loans	(28,297)	(20,551)
Proceeds from new mortgage loans	—	7,541
Line of credit:
Advances	313,000	214,000
Repayments	(468,000)	(388,000)
Renewal fees	—	(3,770)
Proceeds from preferred equity offering, net	72,449	—
Dividends paid	(72,331)	(68,376)
Repurchase of common shares	(6,195)	(8,873)
Proceeds from exercises of stock options, net	3,977	4,805
Distributions to minority members of consolidated subsidiaries	(2,958)	(3,216)

Net cash flows generated by (used in) financing activities	109,052	(19,854)

Increase in cash	7,980	3,409
Balance at beginning of period	3,892	262

Balance at end of period	$11,872	$3,671

Consolidated Statements of Cash Flows (unaudited) (continued)

(Dollar amounts in thousands)

	For the Nine Months Ended September 30,

	2002	2001

Supplemental disclosure of non cash activity:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$73,607	$40,405

Transfers of land under development to direct investments in real estate–construction in progress	$26,468	$5,489

Transfers of land under development to investments in real estate joint ventures–construction in progress	$—	$6,898

Transfer of real estate joint ventures-investments in rental properties to direct investments in real estate – investments in rental properties	$52,209	$—

Secured debt assumed related to the transfer of real estate joint ventures-investments in rental properties to direct investment	$22,218	$—

Transfers of real estate joint ventures-construction in progress to real estate joint ventures-investments in rental properties	$44,488	$3,715

Increase in carrying value of debt attributed to hedging activities	$3,591	$—

Minority interest unit conversions to common shares	$604	$10,449

See condensed notes to consolidated financial statements

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in consolidated financial statements have been omitted.  The consolidated balance sheet at December 31, 2001 has been derived from the audited statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These consolidated financial statements should be read in conjunction with the Annual Report of BRE Properties, Inc. (the “Company” or “BRE”) on Form 10-K for the year ended December 31, 2001.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments only) necessary for a fair presentation of the Company’s consolidated financial statements for the interim periods presented.

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

NOTE B – REPORTABLE SEGMENTS

BRE has determined that it has one operating and reportable segment, multifamily communities, which comprised approximately 97% of BRE’s assets and 99% of BRE’s revenues for the three months ended September 30, 2002. All multifamily communities owned by the Company are located in the Western United States, in three general markets that it defines as California, Pacific Northwest, and Mountain/Desert States.

BRE’s business focus is the ownership and operation of multifamily communities and it evaluates performance and allocates resources primarily based on the net operating income (“NOI”) of each individual multifamily community.  NOI is defined by the Company (and generally by the real estate industry) as the excess of all revenue generated by the community (primarily rental revenue) less direct operating expenses (primarily, but not limited to, payroll, property taxes, insurance and maintenance expense).  Accordingly, NOI excludes depreciation, capitalized expenditures and interest expense.  NOI from multifamily communities totaled $50,766,000 and $48,374,000 for the three months ended September 30, 2002 and 2001, respectively.

All of BRE’s revenues are from external customers.  There are no tenants that contributed 10% or more of BRE’s total consolidated revenues in the three months ended September 30, 2002 or 2001.  Interest income is not separately reported, as it is immaterial.  Interest expense on debt is not allocated to individual properties, even if such debt is secured.  Further, minority interest in consolidated subsidiaries is not allocated to the related properties.  There is no provision for income tax as the Company is organized as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

NOTE C – ACCOUNTING POLICY UPDATE

BRE is exposed to the impact of interest rate changes on borrowings and will occasionally use interest rate swaps with the objective of lowering its overall borrowing costs.  BRE does not use these derivatives for trading or speculative purposes.

During the first quarter of 2002, BRE entered into six interest rate swap agreements to attain a floating rate of interest on a portion of its fixed rate debt. BRE designated these derivative instruments to be utilized as fair value hedges in accordance with Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  Under SFAS 133, the resulting assets or liabilities attributed to derivative instruments are carried on BRE’s consolidated financial statements at their estimated fair values.  The hedges are perfectly effective and, therefore, changes in the derivative fair value and the change in fair value of the hedged items during the hedging period exactly offset with no valuation impact on BRE’s current earnings.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. The standard was adopted by the Company effective January 1, 2002.  The adoption of this standard by the Company had no impact on the Company’s consolidated financial statements; however under SFAS 144, if the Company disposes of a material level of operating properties, such properties’ results of operations and resulting gains or losses on dispositions will have to be separately disclosed as discontinued operations in the Company’s consolidated financial statements.

NOTE D – USE OF DERIVATIVES IN HEDGING ACTIVITIES

The notional amount of the interest rate swaps utilized in the fair value hedges was $71,365,000, with maturity dates ranging from 2004 to 2005.  The principal amount of debt being hedged equals the notional amounts of the interest rate swaps.  The fair value hedges convert debt with a weighted average fixed rate of 7.45% to a floating rate equal to LIBOR plus an average spread of 3.0%, which resulted in an effective rate of 4.85% at September 30, 2002.  The fair value of the interest rate swaps at September 30, 2002 was $3,591,000 and is recorded in other assets on the consolidated balance sheets.  At September 30, 2002, offsetting amounts of $2,020,000 and $1,571,000 have been recorded as an increase to mortgage loans payable and unsecured senior notes, respectively.   To determine the fair values of derivatives, BRE uses market valuations provided by third parties.

NOTE E – OFF-BALANCE SHEET DEBT

As of September 30, 2002, senior secured indebtedness associated with joint venture investments in rental properties managed by BRE totaled $59,400,000, of which $40,000,000 is guaranteed by BRE.

NOTE F – SUBSEQUENT EVENTS

On October 16, 2002, BRE acquired Emerald Pointe Apartments with 160 units located in Diamond Bar, California for approximately $25,300,000.

As of November 6, 2002, subsequent to the end of the third quarter BRE has repurchased an additional $14,737,000 of common stock, representing 520,200 shares at an average purchase price of $28.33 per share.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2002

Overview

We are a self-administered equity real estate investment trust or “REIT” focused on the acquisition, development, and management of multifamily apartment communities in nine metropolitan markets of the Western United States.  At September 30, 2002, our portfolio had real estate assets with a book value of approximately $2.0 billion that included 81 wholly or majority-owned apartment communities, aggregating 22,405 units; four apartment communities that we manage and own in partnerships or other joint venture arrangements, comprised of 957 apartment units; and six wholly-owned apartment communities in various stages of construction and development totaling 1,408 units.

We completed the development of three communities with 629 units during the third quarter of 2002 and transferred these communities from construction in progress to investments in real estate: Pinnacle at Otay Ranch I, with 160 units, located in the San Diego suburb of Chula Vista, California; Pinnacle at MacArthur Place, with 253 units, located in the South Coast Metro Area of Orange County, California; and Pinnacle at the Creek, with 216 units, located in the Denver suburb of Aurora, Colorado. Since December 31, 2001, we have completed five communities with 1,013 units for a total cost of $168 million.

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

 Liquidity and Capital Resources

At September 30, 2002, our net real estate investments totaled approximately $2,022,000,000, which included 81 wholly or majority-owned apartment communities, four apartment communities that we manage and own in partnerships or other joint venture arrangements, and six wholly-owned apartment communities under various stages of construction and development.

Depending upon the availability and cost of external capital, we anticipate making additional investments in apartment communities.  We anticipate that new investments will be funded from temporary borrowings under our revolving line of credit, internally generated cash and the proceeds derived from asset sales.  Permanent financing for future investments, which replaces funds drawn under the revolving line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities and the assumption of secured debt.  We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments.

On August 20, 2002, we issued $150,000,000 of seven-year senior unsecured notes in an underwritten public offering at a 5.75% coupon.  On March 12, 2002, we issued $150,000,000 of five-year senior unsecured notes in an underwritten public offering at a 5.95% coupon.  The net proceeds from the sales of the notes were used to repay a portion of the borrowings under our existing credit facility.

On June 20, 2002, we closed the underwritten public offering of three million shares of 8.08% Series B Cumulative Redeemable Preferred Stock at $25 per share. The Series B Preferred Stock will be redeemable at $25 per share on or after June 20, 2007. The preferred shares trade on the NYSE under the symbol BRE_prb.  Net proceeds from the offering totaled $72,449,000 after deducting the underwriting discounts and commissions and our offering expenses, and were used to repay borrowings under our existing credit facility and invest in additional multifamily communities.

We have an unsecured credit facility that matures in December 2003 with a capacity of $450,000,000 and an option to upsize the facility to $500,000,000.  Borrowings under the line of credit currently bear interest at LIBOR plus 0.70%, plus a fee of 0.20% payable on the unused portion of the credit facility.  Our pricing spread above LIBOR is dependent upon our credit ratings and can range from 0.55% to 1.35%.

The outstanding balance on our line of credit was $160,000,000 at September 30, 2002, compared to $315,000,000 at December 31, 2001. Drawings on the line of credit are available to fund our investment activities and general corporate purposes. We typically reduce our outstanding balance on the line of credit with available cash balances.

We had a total of $773,000,000 in unsecured indebtedness (excluding an adjustment of $1,571,000 from hedging activities) other than the line of credit at September 30, 2002, consisting of the following:
(i)

$43,000,000 of senior unsecured notes with interest rates of: 7.44% per annum on $10,000,000, LIBOR plus 3.5% on $15,000,000, and LIBOR plus 3.2% on $18,000,000, to be repaid through scheduled principal payments annually from 2002 to 2005;

(ii)	$50,000,000 principal amount of unsecured senior notes due 2007, with an effective interest rate of approximately 7.8%;
(iii)	$150,000,000 principal amount of unsecured notes due 2007, with a coupon rate of 5.95%;

(iv)	$150,000,000 principal amount of unsecured notes due 2009, with a coupon rate of 5.75%;
(v)	$250,000,000 principal amount of unsecured notes due 2011, with a coupon rate of 7.45%; and
(vi)	$130,000,000 principal amount of unsecured notes due 2013, with an effective interest rate of 7.3%.

In addition, at September 30, 2002, we had mortgage indebtedness totaling $214,352,000 (excluding an adjustment of $2,020,000 from hedging activities) at effective interest rates ranging from 2.8% to 8.4%, with remaining terms of from less than one to 14 years.

As of September 30, 2002, we had total outstanding debt balances of approximately $1,151,000,000 and total outstanding shareholders’ equity and minority interest of approximately $902,000,000, representing a debt to total book capitalization ratio of 56%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants during the quarter ended September 30, 2002.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2002, such as scheduled debt repayments, construction funding and property acquisitions. At September 30, 2002, we had an estimated cost of $71,900,000 to complete existing construction in progress, with funding estimated from 2002 through 2004.

We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may issue up to $700,000,000 of securities including debt, common stock and preferred stock. Our $300,000,000 note issuances in 2002 and our $75,000,000 preferred stock offering in June of 2002 reduced the amount available for future issuance to $325,000,000.  Depending upon market conditions, we may issue securities under such shelf registration statement to invest in additional multifamily communities and to repay borrowings under our line of credit.  On December 7, 2001, we commenced a medium-term note program for the possible issuance, from time to time, of up to $300,000,000 of medium term notes as part of our shelf registration.  No such notes have yet been issued under the program.

We continue to consider other sources of possible funding, including further joint ventures and additional secured construction debt.  We own unencumbered real estate assets that could be sold, contributed to joint ventures or used as collateral for financing purposes (subject to certain lender restrictions).  We also own encumbered assets with significant equity that could be further encumbered should other sources of capital not be available.

Our Board of Directors has authorized the purchase of our common stock in an amount up to $60,000,000.  The timing of repurchase activity is dependent upon the market price of our shares, and other market conditions and factors.  As of September 30, 2002, we had cumulatively repurchased a total of approximately $37,195,000 of common stock, representing 1,295,200 shares at an average purchase price of $28.72 per share.  During the third quarter, we repurchased approximately $4,363,000 of common stock, representing 156,800 shares at an average purchase price of $27.82 per share.  As of November 6, 2002 subsequent to the end of the third quarter we have repurchased an additional $14,737,000 of common stock, representing 520,200 shares at an average purchase price of $28.33 per share.

During the first quarter of 2002, we entered into six interest rate swap agreements with a notional amount aggregating $71,365,000 that achieved a floating rate of interest on a portion of our fixed rate debt, maturing in 2004 and 2005.  We are using the interest rate swaps with the objective of lowering our overall borrowing costs.  The swaps hedge the fair market value of a portion of our debt.  We do not use derivatives for trading or speculative purposes.  See Notes C and D in the Condensed Notes to the Consolidated Financial Statements for additional information.

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

Derivatives and Hedging Activities

We use derivative financial instruments in the normal course of business with the objective of lowering our overall borrowing costs.  As of September 30, 2002, we had six interest rate swap agreements with a notional value aggregating $71,365,000 that are used to attain a floating rate of interest on a portion of our fixed rate debt, maturing in 2004 and 2005.  These derivatives qualify for hedge accounting as discussed in Notes C and D to our September 30, 2002 consolidated financial statements.   The instruments are valued by third parties.  The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2002 and 2001

Revenues

Total revenues were $71,526,000 for the three months ended September 30, 2002, compared to $66,788,000 for the same period in 2001.  This increase was due to the revenues generated from communities acquired and developed after June 30, 2001.  In the past 15 months, we have acquired seven communities and completed the construction of four wholly owned communities.  The increase in revenues generated from acquired and developed properties has been partially offset by a reduction in revenue from our same store portfolio and a reduction in other income.  The year over year decrease in same store revenue is attributable to lower average monthly rents.  The largest component of other income recognized in 2001 was development fees from our joint venture construction projects.  Due to the stage of completion of these projects, no development fee income has been recognized in 2002.

A summary of the components of revenue for the quarters ended September 30, 2002 and 2001 follows (dollars in thousands):

	Three months ended September 30, 2002		Three months ended September 30, 2001

	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2001 to 2002

Same-store	$61,801	87%	$63,872	96%	(3)%
Non same-store and partnership income	9,570	13%	2,369	3%	304%
Other income	155	—%	547	1%	(72)%

Total revenues	$71,526	100%	$66,788	100%	7%

Multifamily communities’ average physical occupancy rates for the quarters ended September 30, 2002 and 2001 were as follows:

	2002	2001

Multifamily: Same-store	95%	95%
Multifamily: All	94%	95%

Portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio.  Apartment units are generally leased to residents for rental terms that do not exceed one year.

 Expenses

Real Estate Expenses

Real estate expenses for multifamily properties for the quarter ended September 30, 2002 increased 15% to $20,605,000 from $17,867,000 in the comparable period in 2001.  Same-store expenses increased 4%, while non same-store expenses increased 453%.  The third quarter 2002 non same-store number includes expenses from the 11 communities we have acquired or developed after June 30, 2001, while the third quarter 2001 non same-store number includes expenses from four development communities that were in the lease-up phase in 2001, one community we purchased in August of 2001 and two communities we sold in August of 2001.

A summary of the categories of real estate expense for the three months ended September 30, 2002 and 2001 follows (dollars in thousands):

	Three months ended September 30, 2002		Three months ended September 30, 2001

	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2001 to 2002

Same-store	$18,055		$17,406		4%
Non same-store	2,550		461		453%

Total real estate expense	$20,605	28.8%	$17,867	26.8%	15%

Provision for Depreciation

Depreciation expense increased by $1,921,000 to $12,347,000 for the quarter ended September 30, 2002 from the comparable period in 2001.  The increase in 2002 resulted primarily from an increased depreciable basis on newly developed and acquired properties.

Interest Expense

Interest expense was $14,454,000 (net of interest capitalized to the cost of apartment communities under development of $2,971,000) for the quarter ended September 30, 2002, an increase of $2,454,000 or 20% from the comparable period in 2001.  Interest expense was $12,000,000 for the same period in 2001 and was net of $3,473,000 of interest capitalized to the cost of apartment communities under construction.  The increase in interest expense was due to higher average debt balances in 2002 and a slightly lower level of capitalized interest, offset by lower average interest rates on outstanding borrowings.

General and Administrative

General and administrative costs totaled $2,976,000 or approximately 4.2% of total revenues for the third quarter in 2002 and $2,212,000 or approximately 3.3% of total revenues, for the third quarter in 2001.  The third quarter 2002 amount includes a $540,000 non-recurring expense related to the retirement of one of our executive officers.  General and administrative expenses are 3.4% of total revenues for the third quarter of 2002 when the one-time charge is excluded.

Net Gain (Loss) on Investments

During third quarter 2002, we sold our minority partnership interest in a commercial property for a net gain on sale of approximately $7.2 million. We also sold our investment in shares of common stock of Corrigo, Inc., a nonaffiliated technology company, at a loss of $800,000. In addition, an agreement to sell excess land was executed and finalized during the quarter ended September 30, 2002. As a result, we recorded the related loss of approximately $1.5 million in advance of closing. These three transactions complete the disposition of our nonmultifamily-related investments and holdings. The net gain resulting from these three transactions is approximately $4.9 million.

During third quarter 2001, we sold two Tucson communities with 445 units for an aggregate sales price of $11,000,000, pursuant to an agreement with G&I III Residential One, LLC, an affiliate of DRA Advisors, Inc.  The Tucson sale completed a $280,000,000 portfolio sale of apartment communities we initiated in the third quarter of 2000.  In addition, we sold our minority interest in a nonmultifamily asset for $1,115,000.  The transactions resulted in an aggregate net loss of $327,000.

Minority Interest

Minority interest in net income was $960,000 and $1,048,000 for the quarters ended September 30, 2002 and 2001, respectively.  The decrease in the third quarter of 2002 is the result of a reduction in outstanding BRE Property Investors LLC operating company units as members of the limited liability company continue to exchange their operating company units for shares of our common stock.

 Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock represent the dividends on our 8.5% Series A and 8.08% Series B Cumulative Redeemable Preferred Stock.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended September 30, 2002, was $22,389,000, or $0.48 per diluted share, as compared with $21,766,000, or $0.46 per diluted share, for the comparable period in 2001.

Results of Operations

Comparison of the Nine Months Ended September 30, 2002 and 2001

Revenues

Total revenues were $206,851,000 for the nine months ended September 30, 2002, compared to $198,371,000 for the same period in 2001.  This increase was due to the revenues generated from communities acquired and developed after December 31, 2000.  In the past 21 months, we have acquired seven communities and completed the construction of six wholly owned communities.  The increase in revenues generated from acquired and developed properties has been partially offset by a reduction in revenue from our same store portfolio and a reduction in other income.  The year over year decrease in same store revenue is attributable to lower average monthly rents.  The largest component of other income recognized in 2001 was development fees from our joint venture construction projects.  Due to the stage of completion of these projects, no development fee income has been recognized in 2002.

A summary of the components of revenue for the nine months ended September 30, 2002 and 2001 follows (dollars in thousands):

	Nine months ended September 30, 2002		Nine months ended September 30, 2001

	Revenues	% of Total Revenues	Revenues	% of Total Revenues	%Change from 2001 to 2002

Same-store	$179,025	87%	$182,748	92%	(2)%
Non same-store and partnership income	27,209	13%	11,672	6%	133%
Other income	617	—%	3,951	2%	(84)%

Total revenues	$206,851	100%	$198,371	100%	4%

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties for the nine months ended September 30, 2002 increased 10% to $58,179,000 from $52,808,000 in the comparable period of 2001.  Same-store expenses increased 4%, while non same-store expenses increased 105%.  The year to date September 2002 non same-store number includes expenses from the 13 communities we have acquired or developed since January 1, 2001, while the year to date September 2001 non same-store number includes expenses from three development communities that were in the lease-up phase in 2001, one community we purchased in August of 2001 and three communities we sold in 2001.

A summary of the categories of real estate expense for the nine months ended September 30, 2002 and 2001 follows (dollars in thousands):

	Nine months ended September 30, 2002		Nine months ended September 30, 2001

	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2001 to 2002

Same-store	$51,092		$49,345		4%
Non same-store	7,087		3,463		105%

Total real estate expense	$58,179	28.1%	$52,808	26.6%	10%

Provision for Depreciation

Depreciation expense increased by $5,126,000 to $34,711,000 for the nine months ended September 30, 2002 from the comparable period in 2001.  The increase in 2002 resulted primarily from an increased depreciable basis on newly developed and acquired properties.

Interest Expense

Interest expense was $41,220,000 (net of interest capitalized to the cost of apartment communities under development of $9,211,000) for the nine months ended September 30, 2002, an increase of $5,013,000 or 14% from the comparable period in 2001.  Interest expense was $36,207,000 for the same period in 2001 and was net of $10,271,000 of interest capitalized to the cost of apartment communities under construction.  The increase in interest expense was due to higher average debt balances in 2002 and a lower level of capitalized interest, offset by lower average interest rates on outstanding borrowings.

General and Administrative

General and administrative costs totaled $7,589,000 or approximately 3.7% of total revenues for the nine months ended September 30, 2002 and $7,127,000 or approximately 3.6% of total revenues, for the nine months ended September 30, 2001.  The year to date 2002 amount includes a $540,000 non-recurring expense related to the retirement of one of our executive officers.  General and administrative expenses are 3.4% of total revenues for the nine months ended September 2002 when the one-time charge is excluded.

Net Gain (Loss) on Investments

During third quarter 2002, we sold our minority partnership interest in a commercial property for a net gain on sale of approximately $7.2 million. We also sold our investment in shares of common stock of Corrigo, Inc., a nonaffiliated technology company, at a loss of $800,000. In addition, an agreement to sell excess land was executed and finalized during the quarter ended September 30, 2002. As a result, we recorded the related loss of approximately $1.5 million in advance of closing. These three transactions complete the disposition of our non multifamily-related investments and holdings. The net gain resulting from these three transactions is approximately $4.9 million.

During third quarter 2001, we sold two Tucson communities with 445 units for an aggregate sales price of $11,000,000, pursuant to an agreement with G&I III Residential One, LLC, an affiliate of DRA Advisors, Inc.  The Tucson sale completed a $280,000,000 portfolio sale of apartment communities we initiated in the third quarter of 2000.  In addition, we sold our minority interest in a non multifamily asset for $1,115,000.  The transactions resulted in an aggregate net loss of $327,000.

Minority Interest

Minority interest in net income was $2,883,000 and $3,143,000 for the nine months ended September 30, 2002 and 2001, respectively.  The decrease in 2002 is the result of fewer outstanding BRE Property Investors LLC operating company units as several members of the limited liability company have exchanged their operating company units for shares of our common stock over the past 21 months.

Losses from Internet business

Losses from Internet business total $0 and $7,163,000 for the nine months ended September 30, 2002 and 2001, respectively, and represent the net losses of VelocityHSI, Inc., our former non-real estate investment, which was spun off by BRE on August 15, 2000.  Subsequent to the spin-off, our investment in VelocityHSI was recorded under the equity method of accounting.  We were required to record 100% of VelocityHSI’s losses to the extent of our investment, including advances, until it secured an independent source of financing or our investment and advances were reduced to zero.  During the second quarter of 2001, we reduced our investment, including advances to VelocityHSI, to zero and provided for a $2,400,000 reserve for our potential liabilities related to VelocityHSI.  VelocityHSI filed for bankruptcy protection during the third quarter of 2001.  Our related reserve for our potential liabilities at September 30, 2002 is approximately $1,000,000 and is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock represent the dividends on our BRE’s 8.5% Series A and 8.08% Series B Cumulative Redeemable Preferred Stock.  The Series B offering closed on June 20, 2002.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the nine months ended September 30, 2002 was $62,024,000, or $1.34 per diluted share, as compared with $58,585,000, or $1.26 per diluted share, for the comparable period in 2001.

Construction in progress and land under development

Land acquired for development is capitalized and reported as “land under development” until the construction and supply contracts are in place.  Once the contracts are finalized, the costs are transferred to the balance sheet line item, “construction in progress.”  Land acquisition, development and the carrying costs of properties under construction are capitalized and reported as “direct investments in real estate” or “equity interests in and advances to real estate joint ventures”, as appropriate, in “construction in progress.” We transfer the capitalized costs for each building in a community under construction to the balance sheet line item, “investments in rental properties,” once the building receives a final certificate of occupancy and is ready to lease.

The following table presents data with respect to the six multifamily communities included in “construction in progress” and “land under development” at September 30, 2002.  Completion of these properties is subject to a number of risks and uncertainties, including construction delays and cost overruns.  No assurance can be given that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of units proposed in the table below.

COMMUNITIES	Number of Units	Estimated Cost	Cost Incurred		Balance to Complete	Estimated Completion (1)

(Dollar amounts in millions)
Direct Investment
Pinnacle at the Tech Center, Greenwood Village, CO	420	$49.5	$45.8		$3.7	1Q/2003
Pinnacle at Talega, San Clemente, CA	252	42.8	29.9		12.9	2Q/2003
Pinnacle at Fullerton, Fullerton, CA	192	43.7	16.3		27.4	1Q/2004
Pinnacle at Valencia, Valencia, CA	234	42.7	14.8		27.9	2Q/2004

Subtotal	1,098	$178.7	$106.8	(2)	$71.9

Land under development(3)
Pinnacle at Talega II, San Clemente, CA	110		$6.5
Pinnacle Pasadena, Pasadena, CA	200		7.8

Subtotal	310		$14.3

(1)

“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy.  Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which can change based on several factors, including construction delays and the inability to obtain necessary public approvals.

(2)

Reflects all recorded and allocated costs incurred as of September 30, 2002, consisting of $84.9 million recorded on our consolidated balance sheet as “direct investments in real estate – construction in progress” and $21.9 million of costs for completed buildings located on above properties, which have been transferred  on our consolidated balance sheet to “direct investments in real estate-investments in rental properties.”

(3)

Land under development represents projects in various stages of predevelopment, development and initial construction, for which construction or supply contracts have not yet been finalized.  As these contracts are finalized, projects are moved to construction in progress on our balance sheet.

DIVIDENDS TO SHAREHOLDERS AND DISTRIBUTIONS TO MINORITY MEMBERS

A cash dividend has been paid to common shareholders each quarter since our inception in 1970.  On February 21, 2002, we increased the annual dividend on our common shares to $1.95 per share from $1.86 per share. Total dividends paid to common shareholders for the nine months ended September 30, 2002 and 2001 were $67,224,000 and $64,950,000, respectively.  In addition, we paid $5,107,000 and $3,426,000 in aggregate dividends on our 8.5% Series A and 8.08% Series B Cumulative Redeemable Preferred Stock in the nine months ended September 30, 2002 and 2001, respectively.

Total distributions to minority members of our consolidated subsidiaries were $2,958,000 and $3,216,000 for the nine months ended September 30, 2002 and 2001, respectively.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference from Item 7A of our Form 10-K for the year ended December 31, 2001.  There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2001.

ITEM 4:  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Also, we have investments in certain unconsolidated entities.  As we do not control these entities, our disclosure controls with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

As of September 30, 2002, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our consolidated financial condition and results of operations.

On June 29, 2000, BRE entered into an Agreement for Formation of Limited Liability Company and Contribution of Project (the “Agreement”) with an unrelated third party.  The Agreement contemplated that upon the completion of Pinnacle at MacArthur, BRE would contribute the project to a joint venture in which BRE and the third party would be members.  The closing deadline under the Agreement was April 1, 2002.  However, due to disagreements between BRE and the third party regarding their respective rights and obligations under the Agreement, the closing did not occur.

On April 1, 2002, the third party brought litigation against BRE in the United States District Court for the Central District of California, Santa Ana Division.  The lawsuit seeks specific performance of the Agreement or, in the alternative, damages.  BRE has filed a counterclaim for a declaration that it was not, in fact, obligated to enter into the transaction under the terms demanded by the third party.  Resolution of this dispute is pending and the outcome is not yet determinable.  Management does not anticipate that the litigation will have a material effect on BRE’s consolidated financial statements. We continue to account for our investment in Pinnacle at MacArthur under the equity method of accounting, and will do so until the facts surrounding the matter change in a manner warranting other treatment.

ITEM 2.	Changes in Securities and Use of Proceeds
None.

ITEM 3.	Defaults upon Senior Securities
None.

ITEM 4.	Submissio n of Matters to a Vote of Security Holders
None.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits and Reports on Form 8-K
	(a)	Exhibits:
		4.1	Form of 5.75% Note due 2009 (incorporated by reference from exhibit 4.2 of the registrant's Current Report on Form 8-K filed on August 26, 2002)
4.2

Officers' Certificate establishing the terms of the 5.75% Note dated August 23, 2002 (incorporated by reference from exhibit 4.1 of the registrant's Current Report on Form 8-K filed on August 26, 2002)

		10.1	Employment agreement with Constance B. Moore dated July 11, 2002
		10.2	Second Amendment to BRE Properties, Inc. Amended and Restated Non-Employee Director Stock Option Plan
		10.3	Third Amendment to 1999 BRE Stock Incentive Plan
		10.4	First Amendment to BRE Properties, Inc. Amended and Restated 1992 Employee Stock Plan
		11	Statement Re: Computation of Per Share Earnings

	12	Other Exhibits –Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends

(b)	Reports on Form 8-K:
	•	The registrant filed a Current Report on Form 8-K on July 25, 2002 in connection with its Second Quarter 2002 operating results.
	•	The registrant filed a Current Report on Form 8-K on August 26, 2002 in connection with the issuance and sale of $150,000,000 aggregate principal amount of its 5.75% Notes due 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.
(Registrant)

/s/ Edward F. Lange, Jr.
Dated:	November 7, 2002
Edward F. Lange, Jr.
Executive Vice President, Chief Financial Officer and Secretary

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, chapter 63 of title 18, United States Code), we, Frank C. McDowell and Edward F. Lange, Jr. hereby certify, to the best of our knowledge, that the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of BRE Properties, Inc. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of BRE Properties, Inc.

/s/ Frank C. McDowell
Dated: November 7, 2002
Frank C. McDowell President and Chief Executive Officer

/s/ Edward F. Lange, Jr.
Dated: November 7, 2002
Edward F. Lange, Jr. Executive Vice President, Chief Financial Officer and Secretary

CERTIFICATIONS

I, Frank C. McDowell, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of BRE Properties, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Frank C. McDowell
Dated: November 7, 2002
Frank C. McDowell President and Chief Executive Officer

I, Edward F. Lange, Jr., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of BRE Properties, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Edward F. Lange, Jr.
Dated: November 7, 2002
Edward F. Lange, Jr. Executive Vice President, Chief Financial Officer and Secretary