Form 10-K
period 2002-12-31
BRE PROPERTIES INC /MD/
filed 2003-03-12
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-5305

BRE PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	94-1722214
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

44 Montgomery Street, 36th Floor

San Francisco, California 94104-4809

(Address of principal executive offices) (Zip Code)

(415) 445-6530

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
8.50% Series A Preferred Stock	New York Stock Exchange
8.08% Series B Preferred Stock	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2). Yes ☒ No ☐

At February 28, 2003, the aggregate market value of the registrant’s shares of Common Stock par value, $.01 per share, held by non-affiliates of the registrant was approximately $1,353,000,000. At that date 45,961,505 shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders of BRE Properties, Inc. to be filed within 120 days of December 31, 2002 are incorporated by reference in Part III of this report.

FORWARD-LOOKING STATEMENTS

In addition to historical information, we have made forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements pertain to, among other things, our capital resources, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties. You should not rely on these statements as predictions of future events because there is no assurance that the events or circumstances reflected in the statements can be achieved or will occur. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect or imprecise or incapable of being realized. The following factors, among others, could affect actual results and future events: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to successfully integrate acquired properties and operations, inability to dispose of assets that no longer meet our investment criteria under acceptable terms and conditions, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends on general economic trends, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors, including those risk factors discussed in the section entitled “Risk Factors” in this report as they may be updated from time to time by our subsequent filings with the Securities and Exchange Commission. Do not rely solely on forward-looking statements, which only reflect management’s analysis. We assume no obligation to update forward-looking statements.

BRE PROPERTIES, INC.

PART I

Item 1.    BUSINESS

References in the Annual Report on Form 10-K to “BRE,” “we” or “us” refer to BRE Properties, Inc.

Corporate Profile

We are a self-administered equity real estate investment trust, or REIT, focused on the development, acquisition and management of multifamily apartment communities in nine targeted metropolitan markets of the Western United States. At December 31, 2002, our multifamily portfolio had real estate assets with a net book value of approximately $2.1 billion, which included: 81 wholly or majority owned completed multifamily communities, aggregating 22,371 units in California, Arizona, Washington, Utah, Oregon and Colorado; two communities owned through joint venture agreements, comprised of 488 apartment units; and seven apartment communities in various stages of construction and development totaling 1,616 units. We have been a publicly traded company since our founding in 1970 and have paid 129 consecutive quarterly dividends to our shareholders since inception.

Our principal operating objective is to maximize the economic returns of our apartment communities so as to provide our shareholders with the greatest possible total return and value. To achieve this objective, we pursue the following primary strategies and goals:

•	Accelerate growth from the operation of existing assets by achieving and maintaining high occupancy levels, dynamic pricing, and operating margin expansion through operating efficiencies and cost controls;

•	Deploy new and recycled capital to supply constrained markets of the West through a selective development, acquisition and disposition program that is supported by a research-driven investment model;

•	Create a valuable customer experience that focuses on services that generate increased profitability from resident retention and referrals; and

•	Seek to maintain balance sheet strength and financial flexibility to provide continued access to attractively priced capital for intelligent growth opportunities.

We believe we can best achieve our objectives by developing, acquiring and internally managing high-quality apartment communities in high-demand, supply constrained locations near the business, transportation, employment and recreation centers essential to customers who value the convenience, service and flexibility of rental living. Recognizing that customers have many housing choices, we focus on developing and acquiring apartment homes with customer-defined amenities and providing professional management services, delivered by well-trained associates. We have concentrated our investment and business focus in the Western United States because of certain characteristics of these markets, including propensity to rent and housing supply that currently cannot keep pace with population and employment growth. From time to time, we dispose of assets that do not meet our long-term investment criteria, recycling the capital derived from property sales into apartment communities in supply constrained locations that offer high return opportunities.

Events During 2002

On March 12, 2002, we issued $150,000,000 of five-year senior unsecured notes in an underwritten public offering at a 5.95% coupon. On August 20, 2002, we issued $150,000,000 of seven-year senior unsecured notes in an underwritten public offering at a 5.75% coupon. Net proceeds from the sales of the notes totaled approximately $297,407,000, after deducting the underwriting discounts and commissions and our offering expenses, and were used to repay a portion of the borrowings under our existing credit facility.

On June 20, 2002, we closed the underwritten public offering of three million shares of 8.08% Series B Cumulative Redeemable Preferred Stock at $25 per share. The Series B Preferred Stock will be redeemable at $25 per share on or after June 20, 2007. The preferred shares trade on the NYSE under the symbol BRE_prb. Net proceeds from the offering totaled $72,291,000, after deducting the underwriting discounts and commissions and our offering expenses, and were used to invest in additional multifamily communities and, pending such use, to repay temporary borrowings under our existing credit facility.

During 2002, we consolidated five joint venture investments, transferring the assets from equity interests in real estate joint ventures to direct investments in real estate. With respect to two of the joint ventures, the consolidation reflected BRE’s acquisition of its joint venture partner’s ownership interest in the properties. These properties are: Pinnacle at Blue Ravine, a 260-unit apartment community located in Folsom, California; and Pinnacle Sonata, a 268-unit community located in Bothell, Washington. The acquisition price for our partner’s ownership interests was $56,520,000.

With respect to two of the joint ventures, the consolidation reflected the termination of the joint venture arrangements prior to funding. These properties include: Pinnacle Stonecreek, a 226-unit community located in Phoenix, Arizona; and Pinnacle at the Creek, a 216-unit community located in the Denver suburb of Aurora, Colorado. The effect of the consolidation was an increase to direct investments in real estate of $48,515,000, a reduction of equity interests in and advances to real estate joint ventures of $26,297,000 and an assumption of secured indebtedness totaling $22,218,000. After consolidating these assets we paid down $6,722,000 of the related secured indebtedness.

With respect to the remaining joint venture property: Pinnacle at MacArthur Place, a 253-unit community located in the South Coast Metro Area of Orange County, California, the consolidation resulted from a dispute between BRE and its joint venture partner that prevented the closing and funding of the joint venture. BRE and its joint venture partner have entered into litigation over the matter (see Item 3, Legal Proceedings). The effect of the consolidation was an increase to direct investments in real estate of $64,227,000, a reduction of equity interests in and advances to real estate joint ventures of $24,227,000 and an assumption of secured indebtedness totaling $40,000,000.

During 2002, we acquired an additional four properties totaling 848 units for approximately $100,000,000. The properties include: Bernardo Crest, with 216 units located in San Diego, California; Mission Trails, with 208 units also located in San Diego; Boulder Creek, with 264 units in Riverside, California; and Emerald Pointe Apartments, with 160 units located in Diamond Bar, California.

During 2002, we also completed the construction of Pinnacle at Otay Ranch I and II, with a total of 364 units located in the San Diego suburb of Chula Vista, California; and Pinnacle at Lake Washington, with 180 units located in the Seattle suburb of Renton, Washington. Both communities are directly owned by us.

During 2002, we sold three communities totaling 663 units: The Arbors at Warner Center, with 250 units, located in the Los Angeles metro area of Woodland Hills, California; Pinnacle Lakeside, with 253 units, located in Salt Lake City, Utah; and Carriage House, with 160 units, located in the Portland, Oregon metro area. The communities were sold for an aggregate sales price of approximately $58,300,000, resulting in a net gain on sale of $10,067,000. In connection with these transactions, the company repaid approximately $13,216,000 in related secured mortgage debt.

Our Board of Directors authorized the purchase of BRE common stock in an amount up to $60,000,000 in 2001. The timing of repurchase activity is dependent upon the market price of BRE shares, and other market conditions and factors. During 2002, we repurchased a total of $19,370,000 of our common stock, representing approximately 685,200 shares at an average purchase price of $28.27 per share. To date we have repurchased $50,422,000 of our common stock, representing approximately 1,760,100 shares at an average price of $28.65 per share.

Events During 2001

In the first quarter of 2001, we issued $250,000,000 of 10-year senior unsecured notes at a 7.45% coupon.

During 2001, we completed the development and lease-up of one directly owned property with 248 units located in Bellevue Washington. We also purchased Pinnacle Belltown, located in downtown Seattle, and Pinnacle at Laguna Niguel, located in Laguna Niguel, California, for a combined total of 597 units.

Our Board of Directors authorized the purchase of BRE common stock in an amount up to $60,000,000. The timing of repurchase activity is dependent upon the market price of BRE shares, and other market conditions and factors. During 2001, we repurchased a total of $31,052,000 of our common stock, representing approximately 1,074,900 shares at an average purchase price of $28.89 per share.

During 2001, we sold three Tucson communities with 621 units for an aggregate sales price of $19,000,000, pursuant to an agreement with G&I III Residential One, LLC, an affiliate of DRA Advisors, Inc. The Tucson sale completed a $280,000,000 portfolio sale of apartment communities we initiated in the third quarter of 2000 that was governed under a single master agreement. To facilitate the portfolio sale, we invested a total of approximately $13,674,000 of aggregate net proceeds in a joint venture controlled by an affiliate of the buyer, in which BRE has a 15% interest. The buyer’s affiliate, DRA Growth and Income Fund III, LLC, has an 85% interest. Our remaining investment is included in other assets.

In 2001, we commenced a medium-term note program for the possible issuance, from time to time, of up to $300,000,000 of medium term notes as part of our shelf registration statement. No such notes have yet been issued under the program.

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

In September 2000, BRE and BRE Property Investors LLC, a majority owned and consolidated subsidiary, sold 19 communities (totaling 4,288 apartment units) pursuant to an agreement with G&I III Residential One, LLC, an unrelated third party, for an aggregate sales price of $261,000,000. To facilitate the sale, we then invested approximately $11,288,000 of the net proceeds in a joint venture related to the buyer in which we have a 15% equity interest and DRA Growth and Income Fund III, LLC has an 85% interest. The communities are located in Albuquerque, Las Vegas, Phoenix, and Tucson. BRE recorded a loss on sale of approximately $34,957,000.

In August 2000, we completed the spin-off of VelocityHSI, Inc. (VelocityHSI). VelocityHSI was incorporated as a wholly owned subsidiary in April 2000 and was previously a segment within BRE. VelocityHSI provided high-speed Internet access to the multifamily apartment industry. On August 15, 2000, we distributed approximately 87% of our investment in VelocityHSI to BRE shareholders and retained the balance. Each BRE common shareholder of record as of August 7, 2000 received one share of VelocityHSI for every five common shares of BRE owned. Subsequent to the spin-off, our ownership in VelocityHSI was reduced to approximately 9.9% and was recorded under the equity method of accounting, which required BRE to recognize the losses of VelocityHSI against our interest in VelocityHSI. We also advanced funds to VelocityHSI under two separate agreements, for a total of $7.6 million as of December 31, 2000. After the application of our equity in VelocityHSI’s losses, our investment in and receivable from VelocityHSI was recorded at $3.2 million as of December 31, 2000. This balance was reduced to zero during 2001.

In December 2000, we renewed our line of credit through December 2003, increasing funds available to $450,000,000, with an option to upsize to $500,0000,000, and maintaining an interest rate of 70 basis points over LIBOR.

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

Structure, Tax Status and Investment Policy

We believe we are organized and operate so as to qualify as a real estate investment trust, or REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. If we qualify as a REIT, we generally will not be subject to Federal income tax to the extent we distribute 100% of our taxable income to our shareholders. REITs are subject to a number of complex organizational and operational requirements. If BRE fails to qualify as a REIT, its taxable income may be subject to income tax at regular corporate rates. See “Risk Factors—Tax Risks.”

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

Employees

As of December 31, 2002, we had approximately 780 employees. None of the employees are covered by collective bargaining agreements.

Company Website

To view our current and periodic reports free of charge, please go to our website at www.breproperties.com. We make these postings as soon as reasonably practicable after our filings with the SEC.

Investment Portfolio

See Part I, Item 2 (“Properties”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report for a description of our individual investments and certain developments during the year with respect to these investments. See Part IV, Item 14(d), Schedule III (financial statement schedule), for additional information about our portfolio, including location, costs and encumbrances.

Additionally, see Part II, Item 8 and Part IV, Item 15(d) of this report for our consolidated financial statements.

Executive Officers of the Registrant

The following persons were executive officers of BRE as of February 15, 2003:

Name	Age at February 15, 2003	Position(s)
Frank C. McDowell	54	President, Chief Executive Officer and Director
Constance B. Moore	47	Executive Vice President, Chief Operating Officer and Director
Edward F. Lange, Jr.	43	Executive Vice President, Chief Financial Officer and Secretary
Bradley P. Griggs	45	Executive Vice President, Chief Investment Officer
Deirdre A. Kuring	41	Executive Vice President, Asset Management

Mr. McDowell was appointed to his current position in June 1995. Messrs. Lange and Griggs joined BRE in 2000. Ms. Kuring was appointed to her position in November of 2001 and Ms. Moore joined BRE in her current position in 2002. Set forth below is information regarding the business experience of each of the executive officers:

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

Ms. Moore held several executive positions with Security Capital Group & Affiliates from 1993 to 2002, including Co-Chairman and Chief Operating Officer of Archstone Communities Trust. Ms. Moore holds a Bachelor’s Degree in Business Administration from San Jose State University and a Master of Business Administration Degree from the University of California, Berkeley.

Mr. Lange served as Executive Vice President and Chief Financial Officer at Health Care REIT, Inc. from 1996 to 2000. Prior to joining Health Care REIT, Mr. Lange was Senior Vice President of Finance of The Careplex Group Inc., and affiliated companies from 1992 to 1996. Mr. Lange holds a Master of Business Administration Degree from the University of Connecticut and a Bachelor’s Degree in Urban Planning from the University of Massachusetts.

Mr. Griggs served as a senior vice president of development for Homestead Village, Inc., a subsidiary of Security Capital Group, Inc. from 1995 to 2000. Prior to joining Homestead, Mr. Griggs served as a senior real estate executive for The Fieldstone Company, Inc. and Ryland Homes, Inc. from 1987 to 1995. Mr. Griggs holds a Bachelor’s Degree in Architecture from the California Polytechnic State University, in San Luis Obispo, California and is a registered California Architect.

Ms. Kuring was promoted to Executive Vice President in January 2003, and has served as an executive officer of BRE since November 2001. She served as Divisional Vice President, Pacific Northwest and Utah, from 2000 to 2001. From 1996 to 2000, Ms. Kuring was a vice president for Archstone Communities Trust, a Colorado-based multifamily real estate investment trust. Prior to joining Archstone, she was Vice President, Operations for Lexford Properties, Inc. She holds a Bachelor’s Degree in Business Administration from Seattle University and is a Certified Property Manager.

There is no family relationship among any of BRE’s executive officers or Directors.

RISK FACTORS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Risks Due to Investment in Real Estate

Decreased Yields from an Investment in Real Property Due to Factors That May Cause a Decrease in Revenues or Values or an Increase in Operating Expenses

Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend upon the amount of revenues generated and expenses incurred. If properties do not generate revenues sufficient to meet operating expenses, including debt service and capital expenditures, our results from operations and ability to make distributions to our shareholders will be adversely affected. The performance of the economy in each of the areas in which the properties are located affects occupancy, market rental rates and expenses. These factors consequently can have an impact on revenues from the properties and their underlying values. The financial results and labor decisions of major local employers may also have an impact on the revenues from and value of certain properties.

Other factors may further adversely affect revenues from and values of our properties. These factors include the general economic climate, local conditions in the areas in which properties are located such as an oversupply of apartment units or a reduction in the demand for apartment units, the attractiveness of the properties to residents, competition from other multifamily communities and our ability to provide adequate facilities maintenance, services and amenities. Our revenues would also be adversely affected if residents were unable to pay rent or we were unable to rent apartments on favorable terms. If we were unable to promptly relet or renew the leases for a significant number of apartment units, or if the rental rates upon such renewal or reletting were significantly lower than expected rates, then our funds from operations would, and our ability to make expected distributions to our shareholders and to pay amounts due on our debt may, be adversely affected. There is also a risk that as leases on the properties expire, residents will vacate or enter into new leases on terms that are less favorable to us. Operating costs, including real estate taxes, insurance and maintenance costs, and mortgage payments, if any, do not, in general, decline when circumstances cause a reduction in income from a property. We could sustain a loss as a result of foreclosure on the property, if a property is mortgaged to secure payment of indebtedness and we were unable to meet our mortgage payments. In addition, applicable laws, including tax laws, interest rate levels and the availability of financing also affect revenues from properties and real estate values.

Development and Construction Projects May Not Be Completed or Completed Successfully

As a general matter, property development and construction projects typically have a higher, and sometimes substantially higher, level of risk than the acquisition of existing properties. We intend to actively pursue development and construction of multifamily apartment communities. There can be no assurance that we will complete development of the properties currently under development or any other development project that we may undertake. Risks associated with our development and construction activities may include the following:

•	development opportunities may be abandoned;

•	construction costs of multifamily apartment communities may exceed original estimates, possibly making the communities uneconomical;

•	occupancy rates and rents at newly completed communities may not be sufficient to make the communities profitable;

•	financing for the construction and development of projects may not be available on favorable terms or at all;

•	construction and lease-up may not be completed on schedule; and

•	expenses of operating a completed community may be higher than anticipated.

In addition, development and construction activities, regardless of whether or not they are ultimately successful, typically require a substantial portion of management’s time and attention. Development and construction activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations.

Investments in Newly Acquired Properties May Not Perform in Accordance with Expectations

In the normal course of business, we typically evaluate potential acquisitions, enter into non-binding letters of intent, and may, at any time, enter into contracts to acquire and may acquire additional properties. However, no assurance can be given that we will have the financial resources to make suitable acquisitions or that properties that satisfy our investment policies will be available for acquisition. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property might prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical; financing not being available on favorable terms or at all; and rehabilitation and lease-up not being completed on schedule. In addition, there are general real estate investment risks associated with any new real estate investment, including environmental risks. Although we undertake an evaluation of the physical condition of each new investment before it is acquired, certain defects or necessary repairs may not be detected until after the investment is acquired. This could significantly increase our total acquisition costs, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Illiquidity of Real Estate and Reinvestment Risk May Reduce Economic Returns to Investors

Real estate investments are relatively illiquid and, therefore, tend to limit our ability to adjust our portfolio in response to changes in economic or other conditions. Additionally, the Internal Revenue Code places certain limits on the number of properties a REIT may sell without adverse tax consequences. To affect our current operating strategy, we have in the past raised, and will seek to continue to raise additional funds, both through outside financing and through the orderly disposition of assets that no longer meet our investment criteria. Depending upon interest rates, current development and acquisition opportunities and other factors, generally we will reinvest the proceeds in multifamily properties, although such funds may be employed in other uses. In the markets we have targeted for future acquisition of multifamily properties, there is considerable buying competition from other real estate companies, many of whom may have greater resources, experience or expertise than we. In many cases, this competition for acquisition properties has resulted in an increase in property prices and a decrease in property yields. Due to the relatively low capitalization rates currently prevailing in the pricing of potential acquisitions of multifamily properties which meet our investment criteria, no assurance can be given that the proceeds realized from the disposition of assets, which no longer meet our investment criteria, can be reinvested to produce economic returns comparable to those being realized from the properties disposed of, or that we will be able to acquire properties meeting our investment criteria. To the extent that we are unable to reinvest proceeds from the assets that no longer meet our investment criteria, or if properties acquired with such proceeds produce a lower rate of return than the properties disposed of, such results may have a material adverse effect on us. In addition, a delay in reinvestment of such proceeds may have a material adverse effect on us.

We may seek to structure future dispositions as tax-free exchanges, where appropriate, utilizing the non-recognition provisions of Section 1031 of the Internal Revenue Code to defer income taxation on the disposition of the exchanged property. For an exchange of such properties to qualify for tax-free treatment under Section 1031 of the Internal Revenue Code, certain technical requirements must be met. Given the competition for properties meeting our investment criteria, it may be difficult for us to identify suitable properties within the proscribed time frames in order to meet the requirements of Section 1031. Even if we can structure a suitable tax-deferred exchange, as noted above, we cannot assure that we will reinvest the proceeds of any of these dispositions to produce economic returns comparable to those currently being realized from the properties which were disposed of.

Substantial Competition Among Multifamily Properties and Real Estate Companies May Adversely Affect Our Rental Revenues and Development and Acquisition Opportunities

All of the properties currently owned by us are located in developed areas. There are numerous other multifamily properties and real estate companies, many of which have greater financial and other resources than we have, within the market area of each of the properties which will compete with us for residents and development and acquisition opportunities. The number of competitive multifamily properties and real estate companies in such areas could have a material effect on (1) our ability to rent the apartments and the rents charged, and (2) development and acquisition opportunities. The activities of these competitors could cause us to pay a higher price for a new property than we otherwise would have paid or may prevent us from purchasing a desired property at all, which could have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt.

Potential Effect on Operations Due to Geographic Concentration of Properties and Economic Conditions; Dependence on Western United States Regions

Our portfolio is located in the San Francisco Bay Area, Los Angeles/Orange County, San Diego, Sacramento, Seattle, Portland, Salt Lake City, the Denver area and Phoenix. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other properties and alternative forms of housing. In that regard, certain of these areas have in the recent past or are currently experiencing economic recessions and depressed conditions in the local real estate markets. To the extent general economic or social conditions in any of these areas further deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to our shareholders and to pay amounts due on our debt could be materially adversely affected.

Inability to Implement Growth Strategy; Potential Failure to Identify, Acquire or Integrate New Acquisitions

Our future growth will be dependent upon a number of factors, including our ability to identify acceptable properties for development and acquisition, complete acquisitions and developments on favorable terms, successfully integrate acquired and newly developed properties, and obtain financing to support expansion. There can be no assurance that we will be successful in implementing our growth strategy, that growth will continue at historical levels or at all, or that any expansion will improve operating results. The failure to identify, acquire and integrate new properties effectively could have a material adverse affect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt.

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

Uninsured and Underinsured Losses; Limited Insurance Coverage

We carry comprehensive liability, fire, extended coverage and rental loss insurance with respect to our properties with certain policy specifications, limits and deductibles. While as of December 31, 2002, we carried flood and earthquake insurance for our properties with an aggregate annual limit of $100 million, subject to substantial deductibles, no assurance can be given that such coverage will be available on acceptable terms or at an acceptable cost, or at all, in the future, or if obtained, that the limits of those policies will cover the full cost of repair or replacement of covered properties. In addition, there may be certain extraordinary losses (such as those resulting from civil unrest or terrorist acts) that are not generally insured (or fully insured against) or underinsured losses (such as those resulting from claims in connection with the occurrence of mold, asbestos, and lead) because they are either uninsurable or not economically insurable. Should an uninsured or underinsured loss occur to a property, we could be required to use our own funds for restoration or lose all or part of our investment in, and anticipated revenues from, the property and would continue to be obligated on any mortgage indebtedness on the property. Any such loss could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Survey Exceptions to Certain Title Insurance Policies May Result in Incomplete Coverage in the Event of a Claim

We did not obtain updated surveys when we acquired properties from Trammell Crow Residential-West because we believe that prior owners of the Trammell Crow Residential-West properties in the past obtained surveys of these properties. Because updated surveys of the Trammell Crow Residential-West properties acquired were not obtained, the title insurance policies obtained by us for those fifteen properties contain exceptions for matters that an updated survey might have disclosed. Such matters might include such things as boundary encroachments, unrecorded easements or similar matters, which would have been reflected on a survey. Moreover, because no updated surveys were prepared for these properties, there can be no assurance that the title insurance policies in fact cover the entirety of the real property, buildings, fixtures, and improvements which we believe they cover, any of which could have a material adverse effect on us.

Adverse Changes in Laws May Affect Our Potential Liability Relating to the Properties and Our Operations

Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to residents or users in the form of higher rents, and may adversely affect our cash available for distribution and our ability to make distributions to our shareholders and to pay amounts due on our debt. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multifamily housing may reduce rental revenues or increase operating costs.

Potential Effect on Costs and Investment Strategy From Compliance With Laws Benefiting Disabled Persons

A number of federal, state and local laws (including the Americans with Disabilities Act) and regulations exist that may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features which add to the cost of buildings under construction. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. The costs of compliance with these laws and regulations may be substantial, and limits or restrictions on construction or completion of certain renovations may limit implementation of our investment strategy in certain instances or reduce overall returns on our investments, which could have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt. We review our properties periodically to determine the level of compliance and, if necessary, take appropriate action to bring such properties into compliance. We believe, based on property reviews to date, that the costs of such compliance should not have a material adverse effect on us. Such conclusions are based upon currently available information and data, and no assurance can be given that further review and analysis of our properties, or future legal interpretations or legislative changes, will not significantly increase the costs of compliance.

Restrictions on the Operations of the Operating Company

Fifteen of our properties are held by BRE Property Investors LLC, which is referred to in this Annual Report on Form 10-K as the operating company. We are the sole managing member of the operating company and, as of December 31, 2002, held approximately an 87% equity interest in it. Third parties as non-managing members hold the remaining equity interests in the operating company.

Under the terms of the limited liability company agreement governing the operations of the operating company, the operating company is required to maintain certain debt service coverage, debt-to-asset and other financial ratios intended to protect the members’ rights to receive distributions. In addition, with respect to the outstanding debt for certain properties, the operating company is restricted from repaying its debt or taking certain other specified action that could have adverse tax consequences for the members. Further, we, as the managing member, are restricted from taking certain other specified actions—either absolutely or without the consent of a majority in interest of the non-managing members (or of the non-managing members affected thereby)—including, but not limited to, any actions:

•	that would make it impossible to carry out the business of the operating company

•	that would subject a non-managing member to liability as a managing member; or

•	that would cause the operating company to institute bankruptcy proceedings or permit an automatic judgment to be entered against it by a creditor.

Any such requirement to maintain financial ratios and any such restrictions on the actions of the operating company and its managing member could have a material adverse affect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt.

Further, under the terms of the operating company’s limited liability company agreement, the operating company must obtain the consent of a majority in interest of the non-managing members in order to:

•	dispose of any of the properties held by the operating company (15 properties with a gross book value of $417,559,000) in a taxable sale or exchange prior to respective dates which are specified in the operating company’s limited liability company agreement for each of the properties, ranging from eight to 10 years from November 18, 1997, or

•	dissolve the operating company other than in certain limited circumstances specified in the operating company’s limited liability company agreement, such as a sale of all or substantially all of our assets, or any merger, consolidation or other combination by us with or into another person, or reclassification, recapitalization or change of our outstanding equity interests.

These restrictions on our ability to dispose of a portion of our properties and to dissolve the operating company, even when such a disposition or dissolution of the operating company would be in our best interest, could have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt.

The operating company also must distribute all available cash (as defined in the operating company’s limited liability company agreement) on a quarterly basis: first, a priority distribution to members (other than us) until each member has received, cumulatively on a per operating company unit basis, distributions equal to the cumulative dividends declared with respect to one share of BRE common stock over the corresponding period (subject to adjustment from time to time as applicable to account for stock dividends, stock splits and similar transactions affecting BRE common stock); and second, the balance to us.

If the operating company’s available cash in any quarterly period is insufficient to permit distribution of the full amount of the priority distribution described above for that quarter, we are required to make a capital contribution to the operating company in an amount equal to the lesser of:

•	the amount necessary to permit the full priority distribution, or

•	an amount equal to the sum of any capital expenditures made by the operating company plus the sum of any payments made by the operating company on account of any loans to or investments in, or any guarantees of the obligations of, BRE or our affiliates for that quarterly period.

In addition, we may not be removed as the managing member of the operating company by the non-managing members, with or without cause, other than with our consent. We may not voluntarily withdraw from the operating company or transfer all or any portion of our interest in the operating company without the consent of all of the non-managing members, except in certain limited circumstances, such as a sale of all or substantially all of our assets, or any merger, consolidation or other combination by us with or into another person, or any reclassification, recapitalization or change of our outstanding equity interests. Such restrictions on our withdrawal as the managing member of the operating company, and on our ability to transfer our interest in the operating company, could have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt.

Risks Due to Real Estate Financing

We anticipate that future developments and acquisitions will be financed, in whole or in part, under various construction loans, lines of credit, and other forms of secured or unsecured financing or through the issuance of additional debt or equity by us. We expect periodically to review our financing options regarding the appropriate mix of debt and equity financing. Equity, rather than debt, financing of future developments or acquisitions could have a dilutive effect on the interests of our existing shareholders. Similarly, there are certain risks involved with financing future developments and acquisitions with debt, including those described below. In addition, if new developments are financed through construction loans, there is a risk that, upon completion of construction, permanent financing for such properties may not be available or may be available only on disadvantageous terms or that the cash flow from new properties will be insufficient to cover debt service. If a newly developed or acquired property is unsuccessful, our losses may exceed our investment in the property. Any of the foregoing could have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt.

Potential Inability to Renew, Repay or Refinance Our Debt Financing

We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that indebtedness on our properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due or that the terms of any renewal or refinancing will not be as favorable as the existing terms of such indebtedness. If we were unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Such losses could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

Increase in Cost of Indebtedness Due to Rising Interest Rates

We have incurred and expect in the future to incur indebtedness that bears interest at a variable rate. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to make distributions to our shareholders or cause us to be in default under certain debt instruments. In addition, an increase in market interest rates may lead holders of our common shares to demand a higher yield on their shares from distributions by us, which could adversely affect the market price for BRE common stock.

Potential Incurrence of Additional Debt and Related Debt Service

We currently fund the acquisition and development of multifamily communities partially through borrowings (including our line of credit) as well as from other sources such as sales of properties which no longer meet our investment criteria or the contribution of property to joint ventures which may in turn secure debt. Our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, subject to limitations on indebtedness set forth in various loan agreements, we could become more highly leveraged, resulting in an increase in debt service, which could have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt and in an increased risk of default on our obligations.

Restrictive Terms of Certain Indebtedness May Cause Acceleration of Debt Payments

At December 31, 2002, we had outstanding borrowings of approximately $1.174 billion. Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, and total debt to capital, among others. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt.

Potential Liability Under Environmental Laws

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances in, on, around or under such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of, or failure to remediate properly, such substances may adversely affect the owner’s or operator’s ability to sell or rent the affected property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. Federal and state laws also regulate the operation and subsequent removal of certain underground storage tanks. In connection with the current or former ownership (direct or indirect), operation, management, development and/or control of real properties, we may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines, and claims for injuries to persons and property.

Our current policy is to obtain a Phase I environmental study on each property we seek to acquire and to proceed accordingly. No assurance can be given, however, that the Phase I environmental studies or other environmental studies undertaken with respect to any of our current or future properties will reveal all or the full extent of potential environmental liabilities, that any prior owner or operator of a property did not create any material environmental condition unknown to us, that a material environmental condition does not otherwise exist as to any one or more of such properties or that environmental matters will not have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt. We currently carry no insurance for environmental liabilities.

Certain environmental laws impose liability on a previous owner of property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not relieve an owner of such liability. Thus, we may have liability with respect to properties previously sold by us or our predecessors.

Recently there has been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Insurance carriers have reacted to these liability awards by excluding mold related claims from standard policies and pricing mold endorsements separately. We have obtained a separate pollution insurance policy that covers mold-related claims and have adopted programs designed to minimize the existence of mold in any of our properties as well as guidelines for promptly addressing and resolving reports of mold. To the extent not covered by our pollution policy, the presence of significant mold could expose us to liability from residents and others if property damage, health concerns, or allegations thereof, arise.

Ranking of Securities and Subordination of Claims

A portion of our operations is conducted through our subsidiaries, including the operating company. Our cash flow and the consequent ability to make distributions and other payments on our equity securities and to service our debt will be partially dependent upon the earnings of such subsidiaries and the distribution of those earnings to us, or upon loans or other payments of funds made by such subsidiaries to us. In addition, debt or other arrangements of our subsidiaries may impose restrictions that affect, among other things, our subsidiaries’ ability to pay dividends or make other distributions or loans to us.

Likewise, a portion of our consolidated assets is owned by our subsidiaries, effectively subordinating certain unsecured indebtedness of BRE to all existing and future liabilities, including indebtedness, trade payables, lease obligations and guarantees of our subsidiaries. The operating company has guaranteed amounts due under our $450 million bank credit facility with a syndicate of banks. Likewise, any other of our subsidiaries with assets or net income which, when multiplied by our effective percentage ownership interest in such subsidiary exceeds $30 million or 5% of our consolidated net income, respectively, is required to guarantee the repayment of borrowings under the credit facility. The operating company and other of our subsidiaries may also, from time to time, guarantee other of our indebtedness. Therefore, our rights and rights of our creditors, including the holders of other unsecured indebtedness, to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of such subsidiary’s creditors, except to the extent that we may ourselves be a creditor with recognized claims against the subsidiary, in which case our claims would still be effectively subordinate to any security interests in or mortgages or other liens on the assets of such subsidiary and would be subordinate to any indebtedness of such subsidiary senior to that held by us.

Provisions That Could Limit a Change in Control or Deter a Takeover

In order to maintain our qualification as a REIT, not more than 50% in value of our outstanding capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities). In order to protect us against risk of losing our status as a REIT due to a concentration of ownership among our shareholders, our charter provides, among other things, that if the Board of Directors determines, in good faith, that direct or indirect ownership of BRE common stock has or may become concentrated to an extent that would prevent us from qualifying as a REIT, the Board of Directors may prevent the transfer of BRE common stock or call for redemption (by lot or other means affecting one or more shareholders selected in the sole discretion of the Board of Directors) of a number of shares of BRE common stock sufficient in the opinion of the Board of Directors to maintain or bring the direct or indirect ownership of BRE common stock into conformity with the requirements for maintaining REIT status. These limitations may have the effect of precluding acquisition of control of us by a third party without consent of the Board of Directors.

In addition, certain other provisions contained in our charter and bylaws may have the effect of discouraging a third-party from making an acquisition proposal for us and may thereby inhibit a change in control. Our articles of incorporation include provisions establishing a staggered board of directors, restrictions on unsolicited business combinations and restrictions on our shareholders’ ability to amend our articles of incorporation. Our bylaws contain restrictions on our shareholders’ ability to call special meetings of our board of directors, provisions allowing our board of directors to increase its size and restrictions on the transfer of shares of our capital stock with respect to the preservation of our REIT status. Such provisions may deter tender offers for BRE common stock which offers may be attractive to the shareholders, or deter purchases of large blocks of BRE common stock, thereby limiting the opportunity for shareholders to receive a premium for their shares of BRE common stock over then-prevailing market prices.

Tax Risks

Tax Liabilities as a Consequence of Failure to Qualify as a REIT

Although management believes that we are organized and are operating so as to qualify as a REIT under the Internal Revenue Code, no assurance can be given that we have in fact operated or will be able to continue to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, at least 95% of our taxable gross income in any year must be derived from qualifying sources and we must make distributions to shareholders aggregating annually at least 90% of our REIT taxable income (excluding net capital gains). Thus, to the extent revenues from non-qualifying sources such as income from third-party management represents more than 5% of our gross income in any taxable year, we will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions apply. Even if those relief provisions apply, a tax would be imposed with respect to excess net income, any of which could have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt. Additionally, to the extent the operating company or certain other subsidiaries are determined to be taxable as a corporation, we would not qualify as a REIT, which could have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt.

If we fail to qualify as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates, which would likely have a material adverse effect on us, our share price and our ability to make distributions to our shareholders and to pay amounts due on our debt. In addition, unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. This treatment would reduce funds available for investment or distribution to our shareholders because of the additional tax liability to us for the year or years involved. In addition, we would no longer be required to make distributions to our shareholders. To the extent that distributions to our shareholders would have been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain investments to pay the applicable tax. Finally, no assurance can be given that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

Item 2.    PROPERTIES

General

In addition to the information in this Item 2, certain information regarding our property portfolio is contained in Schedule III (financial statement schedule) under Part IV, Item 14(d).

Multifamily Property Data

Our multifamily properties represent 100% of our real estate portfolio and 99% of our total revenue.

Multifamily Properties	2002	2001	2000	1999	1998
Percentage of total portfolio at cost, as of December 31	100%	100%	100%	100%	100%
Percentage of total revenues, for the year ended December 31	99%	99%	98%	98%	97%

No single multifamily property accounted for more than 10% of revenues in any of the five years ended December 31, 2002.

The following table discloses certain operating data about our multifamily units:

	December 31,
	2002	2001	2000	1999	1998
Total number of units	22,371	20,419	20,195	22,690	21,858
Occupancy percentage(1)	94%	94%	96%	95%	94%
Average monthly rent per unit	$1,114	$1,141	$1,084	$915	$898
Total number of properties	81	72	72	86	85

This table summarizes data about our operating multifamily properties:

Market	Percentage of NOI(2)	Units	Number of Communities	Occupancy(3)	Market Rent(4)
San Francisco Bay Area	25%	3,488	10	94%	$1,523
San Diego	22%	3,711	16	96%	$1,258
Los Angeles/Orange County	13%	3,863	14	95%	$1,125
Seattle	12%	3,149	13	93%	$1,048
Phoenix	9%	2,920	8	92%	$824
Sacramento	9%	2,156	10	95%	$1,068
Salt Lake City	4%	1,264	4	93%	$810
Denver	4%	1,200	4	92%	$914
Portland	2%	620	2	93%	$740

Total/Weighted Average	100%	22,371	81	94%	$1,114

The following table summarizes our “same-store” operating results. “Same-store” properties are defined as completed and stabilized properties owned by us for at least two years.

	December 31,
	2002	2001	2000	1999	1998
Number of same-store units	18,563	17,782	17,775	17,592	11,722
Same-store units % of total units	83%	87%	88%	78%	54%
Same-store revenue (decrease) increase	(3)%	6%	7%	4%	7%
Same-store expense increase (decrease)	3%	2%	3%	0%	(1)%
Same-store net operating income (decrease) increase.	(5)%	7%	9%	6%	12%

(1)	Portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio at the end of the year. Apartment units are generally leased to residents for rental terms not exceeding one year.

(2)	Represents the aggregate net operating income (NOI) from properties in each market divided by the total net operating income of multifamily properties for the year ended December 31, 2002, and includes the results of properties acquired and developed during 2002 from the date of acquisition and completion. Excludes NOI from properties sold during 2002. Accordingly, these results do not reflect a full year of operations for properties acquired or completed in 2002.

(3)	Represents average physical occupancy for all stabilized properties for the twelve months ended December 31, 2002. The total is a weighted average by units for all communities shown.

(4)	Represents average prevailing market rent per unit for the twelve months ended December 31, 2002. The total is a weighted average by units for all communities shown.

Properties Completed during 2002

In 2002, we completed the development of Pinnacle on Lake Washington, a 180-unit property in Renton, Washington; Pinnacle at Otay Ranch Phases I & II, totaling 364 units in Chula Vista, San Diego; Pinnacle at MacArthur Place, a 253-unit community in South Coast Metro Area of Orange County; and Pinnacle at the Creek, a 216-unit community in Aurora, Colorado.

Development Properties

The following table provides data on our seven multifamily properties that are currently under various stages of development and construction. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. No assurance can be given that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed units shown in the table below.

Property Name	Location	Proposed Number of Units	Costs Incurred to Date— December 31, 2002		Estimated Cost to Complete	Estimated Total Cost	Estimated Completion Date(1)
		(Dollar amounts in millions)
Direct Investment
Pinnacle Denver Tech Center	Greenwood Village, CO	420	$50.3		$1.5	$51.8	1Q/2003
Pinnacle at Talega	San Clemente, CA	252	36.8		6.9	43.7	2Q/2003
Pinnacle at Fullerton	Fullerton, CA	192	20.1		23.6	43.7	1Q/2004
Pinnacle at Westridge(2)	Valencia, CA	234	17.4		25.3	42.7	2Q/2004
Pinnacle at Talega II	San Clemente, CA	110	7.9		12.5	20.4	2Q/2004

Total Construction in Progress		1,208	$132.5	(3)	$69.8	$202.3

Land under development(4)
Pinnacle Pasadena	Pasadena, CA	200	$8.5
Pinnacle at Chino Hills	Chino Hills, CA	208	6.1

Total Land Under Development		408	$14.6

(1)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.

(2)	Pinnacle at Westridge was formerly named Pinnacle at Valencia.

(3)	Reflects all recorded and allocated costs incurred as of December 31, 2002, consisting of $90.7 million recorded on our consolidated balance sheet as “direct investments in real estate-construction in progress” and $41.8 million of costs for completed buildings located on the listed properties, which are included in “direct investments in real estate-investments in rental properties” on our consolidated balance sheet.

(4)	Land under development represents projects in various stages of pre-development, development, and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our balance sheet.

Insurance, Property Taxes and Income Tax Basis

We carry comprehensive liability, fire, pollution, extended coverage and rental loss insurance on our properties with certain policy specifications, limits and deductibles. In addition, at December 31, 2002, we carried flood and earthquake coverage with an annual aggregate limit of $100,000,000 (after policy deductibles ranging from 2%-5% of damages). Management believes the properties are adequately covered by such insurance.

Property taxes on portfolio properties are assessed on asset values based on the valuation method and tax rate used by the respective jurisdictions; such rates ranged from approximately 1% to 2% of assessed values for 2002. The gross carrying value of our direct investments in rental properties was $2,143,960,000 as of December 31, 2002; at that date our assets had an underlying federal income tax basis approximately $265,000,000 lower, which reflects, among other factors, the carryover of basis on tax-deferred exchanges.

Headquarters

We lease our corporate headquarters at 44 Montgomery Street, 36th Floor, San Francisco, California, 94104-4809, from OTR, an Ohio general partnership. The lease covers 15,142 rentable square feet at annual per square foot rents, which began at $37.00 in 1999, and rise to $44.00 in the eighth year of the lease. The lease term ends on January 31, 2006. The Company also maintains regional offices in: Seattle, Washington; Irvine and San Diego, California; Phoenix, Arizona; and Denver, Colorado.

Item 3.    LEGAL PROCEEDINGS

BRE is defending various claims and legal actions that arise in its normal course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions will have a material adverse effect on us.

On June 29, 2000, BRE entered into an Agreement for Formation of Limited Liability Company and Contribution of Project with an unrelated third party. The agreement contemplated that upon the completion of Pinnacle at MacArthur, BRE would contribute the project to a joint venture in which BRE and the third party would be members. The closing deadline under the agreement was April 1, 2002. However, due to disagreements between BRE and the third party regarding their respective rights and obligations under the Agreement, the closing did not occur.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER  MATTERS

Our common stock is traded on the New York Stock Exchange under the symbol “BRE”. As of February 28, 2003, there were approximately 5,800 recordholders of BRE’s common stock and the last reported sales price on the NYSE was $29.59. The number of holders does not include shares held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder. As of February 28, 2003, there were approximately 22,850 beneficial holders of BRE’s common stock.

This table shows the high and low sales prices of our common stock reported on the NYSE Composite Tape and the dividends we paid for each common share:

	Years ended December 31,
	2002			2001
	Stock Price		Dividends Paid	Stock Price		Dividends Paid
	High	Low		High	Low
First Quarter	$32.85	$28.44	$0.4875	$30.74	$26.50	$0.465
Second Quarter	$34.25	$31.00	$0.4875	$30.05	$25.41	$0.465
Third Quarter	$33.22	$26.40	$0.4875	$32.52	$27.33	$0.465
Fourth Quarter	$31.50	$27.05	$0.4875	$31.68	$27.89	$0.465

Since 1970, when BRE was founded, we have made regular and uninterrupted quarterly distributions to shareholders. The payment of distributions by BRE is at the discretion of the Board of Directors and depends on numerous factors, including our cash flow, financial condition and capital requirements; REIT provisions of the Internal Revenue Code and other factors.

During the three months ended December 31, 2002, an aggregate of 410,689 limited partnership units in BRE Property Investors LLC were exchanged for shares of our common stock. The exchange of limited partnership units for shares of our common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

Item 6.    SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes. The results are affected by the transactions with G&I III Residential One, LLC (DRA Advisors) in 2001 and 2000 and numerous acquisitions and dispositions as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As such, the consolidated financial statements and notes thereto included elsewhere in this report are not directly comparable to prior years.

	2002	2001	2000	1999	1998
	(Amounts in thousands, except per share data)
Operating Results
Revenues(1)	$271,817	$257,233	$247,466	$228,419	$199,117

Net income available to common shareholders	$88,044	$78,808	$36,734	$69,034	$60,644
Plus:
Net (gain) loss on sales of investments	(4,862)	327	35,693	(54)	1,859
Gain on sales of discontinued operations	(10,067)	—	—	—	—
Depreciation	46,217	39,028	36,181	34,304	27,084
Depreciation from discontinued operations	1,318	1,300	1,244	1,220	679
Depreciation related to unconsolidated entities	1,332	1,490	197	—	—
Provision for unusual charge	—	—	—	1,250	2,400
Losses from Internet business	—	7,163	8,765	—	—
Minority interest in income convertible into common shares	2,963	3,413	4,614	4,847	4,126

Funds from operations (FFO)(2)	$124,945	$131,529	$123,428	$110,601	$96,792

Net cash flows generated by operating activities	$136,963	$133,638	$120,884	$113,024	$97,081
Net cash flows used in investing activities	$(209,983)	$(184,776)	$(103,022)	$(104,288)	$(290,297)
Net cash flows generated by (used in) financing activities	$70,021	$54,768	$(31,412)	$3,019	$191,057
Dividends to common and preferred shareholders and distributions to minority members	$101,163	$95,025	$88,700	$79,313	$66,327
Weighted average number of shares outstanding	45,860	46,235	45,181	44,540	42,940
Weighted average number of operating company units	1,560	1,875	2,739	3,100	2,840
Dilutive effect of stock options	350	400	350	120	330
Weighted average number of shares outstanding—assuming dilution	47,770	48,510	48,270	47,760	46,110
Shares outstanding at end of period	45,871	45,807	45,895	44,680	44,220
Operating company units outstanding at end of period	1,206	1,639	2,287	3,050	2,990
Net income per share—basic	$1.92	$1.70	$0.81	$1.55	$1.41
Net income per share—assuming dilution	$1.91	$1.69	$0.81	$1.55	$1.41
Dividends paid to common shareholders	$1.95	$1.86	$1.70	$1.56	$1.44
Balance sheet information and other data
Real estate portfolio, before depreciation	$2,259,970	$1,977,668	$1,796,507	$1,779,958	$1,677,619
Total assets	$2,108,713	$1,875,981	$1,718,129	$1,707,162	$1,628,526
Long-term debt	$1,173,764	$1,008,431	$825,253	$779,403	$752,146
Minority interest	$45,147	$52,151	$69,712	$87,640	$87,432
Shareholders’ equity	$851,184	$784,896	$801,116	$822,907	$762,614

(1)	Excludes revenues from discontinued operations totaling $6,390; $6,443; $6,011; $5,834 and $4,128 in 2002, 2001, 2000, 1999, and 1998, respectively.

(2)	We consider Funds from Operations to be an appropriate supplemental measure of the performance of an equity REIT because it is predicated on cash flow analyses that facilitate an understanding of the operating performances of our properties without giving effect to non-cash items such as depreciation. Additionally, we analyze the relationship between dividend payments and FFO to measure our ability to pay dividends to our shareholders. FFO is defined by the National Association of Real Estate Investment Trusts as net income or loss (computed in accordance with accounting principles generally accepted in the United States) excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets. FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States, and therefore should not be considered a substitute for net income as a measure of results of operations or for cash flow from operations as a measure of liquidity. Additionally, the application and calculation of FFO by other REITs may vary materially from our calculations, and therefore our FFO and the FFO of other REITs may not be directly comparable. On October 27, 1999, NAREIT revised its definition for periods after January 1, 2000. Consequently, FFO calculations for periods ending subsequent to January 1, 2000 may not be comparable to calculations for periods ended prior to that date. Expenses related to VelocityHSI were added back to operating results to determine FFO from real estate in prior years. Our investment in VelocityHSI was recorded under the equity method of accounting. The recognition of our portion of income or losses was recorded on a 90-day lag basis, with losses applied to the extent of our investment in and receivables from VelocityHSI. The effect of including losses from this investment in FFO would be to decrease FFO by $7,163 and $8,765 for the years ended December 31, 2001 and 2000, respectively. There was no impact from VelocityHSI in 2002.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a self-administered equity real estate investment trust or “REIT” focused on the development, acquisition and management of multifamily apartment communities in nine metropolitan markets of the Western United States. At December 31, 2002, our portfolio had real estate assets with a net book value of approximately $2.1 billion that included 81 wholly or majority owned completed apartment communities, aggregating 22,371 units; two multifamily communities owned in joint ventures, comprised of 488 apartment units; and seven apartment communities in various stages of construction and development, totaling 1,616 units.

Critical Accounting Policies

We define critical accounting policies as those that require management’s most difficult, subjective or complex judgments. A summary of our critical accounting policies follows. Additional discussion of accounting policies that we consider significant, including further discussion of the critical accounting policies described below, can be found in the notes to our consolidated financial statements.

Real Estate

On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the assets and liabilities and the results of operations of any communities which have been sold during 2002, or otherwise qualify as held for sale as of December 31, 2002, be presented as discontinued operations in our consolidated financial statements in both current and prior periods presented. The community specific real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

In accordance with SFAS No. 144, our investments in real estate are carried at cost and are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of values are based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimated fair value is warranted.

In the normal course of business, we will receive offers for sale of our properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. We classify real estate as “held for sale” when it is probable, in the opinion of management, that a property will be disposed of within one year.

Capital Expenditures

We capitalize those expenditures related to conducting significant rehabilitation of existing assets and extending the useful life of existing assets. These expenditures are depreciated over estimated useful lives determined by management. We expense certain improvements related to the operation of apartment communities, including carpets, window coverings and appliance replacements, as well as those expenditures necessary to maintain an existing community in ordinary operating condition. The determination as to whether expenditures should be capitalized or expensed, and the period over which depreciation is recognized, requires management’s judgment.

Internal Cost Capitalization

We have a development group which manages the design, development and construction of our apartment communities. All direct and indirect costs incurred to ready these assets for their intended use and which are specifically identifiable, including interest and real estate taxes during construction, are capitalized as a cost of the communities.

Derivatives and Hedging Activities

We use derivative financial instruments in the normal course of business with the objective of lowering our overall borrowing costs. As of December 31, 2002, we had five interest rate swap agreements with a notional value aggregating approximately $66,000,000, that are used to attain a floating rate of interest on a portion of our fixed rate debt, maturing in 2004 and 2005. These derivatives qualify for hedge accounting as discussed in Note 8 to our December 31, 2002 consolidated financial statements. The instruments are valued by third parties. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Stock-Based Compensation

Through December 31, 2002, we have elected to account for our stock-based compensation in accordance with APB No. 25, which results in no compensation expense for options issued with an exercise price equal to the market value of our common shares on the grant date, instead of Statement No. 123, which would result in compensation expense being recorded based on the fair value of the stock-based compensation issued. Beginning January 1, 2003, we will expense stock options under Statement No. 123.

Liquidity and Capital Resources

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. New investments are expected to be funded from temporary borrowings under our revolving line of credit, internally generated cash and the proceeds derived from asset sales. Permanent financing for future investments, which replaces funds drawn under the revolving line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities and the assumption of secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments.

On March 12, 2002, we issued $150,000,000 of five-year senior unsecured notes in an underwritten public offering at a 5.95% coupon. On August 20, 2002, we issued $150,000,000 of seven-year senior unsecured notes in an underwritten public offering at a 5.75% coupon. Net proceeds from the sales of the notes totaled $297,407,000 after deducting the underwriting discounts and commissions and our offering expenses, and were used to repay a portion of the borrowings under our existing credit facility.

On June 20, 2002, we closed the underwritten public offering of three million shares of 8.08% Series B Cumulative Redeemable Preferred Stock at $25 per share. The Series B Preferred Stock will be redeemable at $25 per share on or after June 20, 2007. The preferred shares trade on the NYSE under the symbol BRE_prb. Net proceeds from the offering totaled $72,291,000 after deducting the underwriting discounts and commissions and our offering expenses, and were used to invest in additional multifamily communities and, pending such use, to repay borrowings under our existing credit facility.

We have an unsecured credit facility that matures in December 2003, with a capacity of $450,000,000, and an option to upsize to $500,000,0000. Borrowings under the line of credit currently bear interest at LIBOR plus 0.70%, plus a fee of 0.20% payable on the unused portion of the credit facility. Our pricing spread above LIBOR is dependent upon our credit ratings and can range from 0.55% to 1.35%.

Borrowings under our line of credit totaled $181,000,000 at December 31, 2002, compared to $315,000,000 at December 31, 2001. Drawings on the line of credit are available to fund our investment activities and general corporate purposes. We typically reduce our outstanding balance on the line of credit with available cash balances.

We had a total of $773,000,000 in unsecured senior notes (excluding a basis adjustment of $1,570,000 from hedging activities) at December 31, 2002, consisting of the following:

Year of Maturity	Unsecured Senior Note Balance	Interest Rate
2003	$10,000,000	7.44%
2004	15,000,000	4.95%
2005	18,000,000	4.63%
2007	50,000,000	7.20%
2007	150,000,000	5.95%
2009	150,000,000	5.75%
2011	250,000,000	7.45%
2013	130,000,000	7.13%

Total/Average Interest Rate	$773,000,000	6.64%

In addition, at December 31, 2002, we had mortgage indebtedness totaling $216,264,000 (excluding a basis adjustment of $1,930,000 from hedging activities) with effective interest rates ranging from 2.87% to 8.25%, and remaining terms of from less than one to 14 years.

As of December 31, 2002, we had total outstanding debt balances of $1,173,764,000 and total outstanding shareholders’ equity and minority interest of $896,331,000, representing a debt to total book capitalization ratio of approximately 57%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants throughout the year ended December 31, 2002.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2002, such as scheduled debt repayments, construction funding and property acquisitions. At December 31, 2002, we had an estimated cost of $69,800,000 to complete existing construction in progress, with funding estimated from 2003 through 2004. Scheduled debt repayments through December 31, 2003 total approximately $75,196,000 excluding our credit facility that matures in December of 2003. During the first quarter of 2003, we commenced the process of renewing our line of credit facility.

We manage joint venture investments that are recorded under the equity method of accounting with total assets of $43,525,000 as of December 31, 2002. These joint ventures carry debt totaling $19,379,000, none of which is guaranteed by us at December 31, 2002.

We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may issue up to $700,000,000 of securities including debt, common stock and preferred stock. Our $300,000,000 note issuances in 2002 and our $75,000,000 preferred stock offering in June of 2002 reduced the amount available for future issuance to $325,000,000. Depending upon market conditions, we may issue securities under such shelf registration to invest in additional multifamily communities and to repay borrowings under our line of credit. In 2001, we commenced a medium-term note program for the possible issuance, from time to time, of up to $300,000,000 of medium term notes as part of our shelf registration. No such notes have yet been issued under the program.

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

During the third quarter of 2001, BRE’s Board of Directors authorized the purchase of BRE common stock in an amount up to $60,000,000. The timing of repurchase activity is dependent upon the market price of BRE shares, and other market conditions and factors. During 2002, we repurchased a total of $19,370,000 of our common stock, representing approximately 685,200 shares at an average purchase price of $28.27 per share. To date we have repurchased $50,422,000 of our common stock, representing approximately 1,760,100 shares at an average price of $28.65 per share.

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2002, 2001 and 2000

General

At December 31, 2002, BRE’s portfolio of directly owned apartment communities consisted of the following:

•	18,563 units in 65 communities that were completed and stabilized for all of 2002 and 2001 (“same-store” communities);

•	1,973 units in eight communities that were acquired in 2002 or 2001 and as a result did not have comparable year-over-year operating results; and

•	1,835 units in eight development communities that were completed and stabilized during 2002 and 2001 and as a result did not have comparable year-over-year operating results.

The results of operations for the three years ended December 31, 2002 were affected by year-over-year operating performance, income derived from acquisitions and completions of apartment communities, and the repositioning of our portfolio through the sale of apartment communities located in non-core markets.

Our 2002 and 2001 operating results reflect deteriorating national and regional economic conditions and the corresponding impact on our market level rents and occupancy. Operating metrics toward the end of 2000, including market rents, occupancy and turnover, reflected national and regional economic cycles at peak levels, just prior to entering a recessionary phase. Recessionary pressures that accelerated during 2001 continued throughout 2002, resulting in depressed market rents, stagnant average occupancy levels and higher than normal resident turnover levels.

Economic conditions and continued job losses had the greatest impact in our San Francisco Bay Area market. During 2002, market level rents in our San Francisco Bay Area communities continued to decline from 2000 peak levels. Average 2002 market rent levels in the Bay Area declined 15% to $1,523 per unit from $1,795 in 2001. Market rent in our Bay Area portfolio peaked in the third quarter of 2000 at approximately $2,000 per unit. San Francisco Bay Area results for 2002 and 2001 were further affected by a reduction in average physical occupancy levels from 2000. Occupancy in this region averaged 94% and 93% in 2002 and 2001, respectively, as compared with 97% during 2000. Turnover levels in the San Francisco Bay Area have averaged 71%, 81% and 58% in 2002, 2001, and 2000, respectively.

Revenues

Total revenues were $271,817,000 in 2002, $257,233,000 in 2001 and $247,466,000 in 2000, excluding revenues from discontinued operations. The increase in revenues in 2002 was primarily derived from 11 properties acquired or developed in 2002 and four properties acquired or developed in 2001 that had their first complete year of stabilized operations in 2002. These increases were partially offset by a 3% reduction in revenues from “same-store” communities in 2002 as compared to 2001. Revenues rose in 2001 due to increases in average monthly rents from same-store properties, the completion and lease up of two communities developed and four communities acquired in 2000, which were in operation for all of 2001, and revenues from completed joint ventures. A summary of revenues for the years ended December 31, 2002, 2001 and 2000 follows:

	2002 Total	% of Total Revenues	2001 Total	% of Total Revenues	2000 Total	% of Total Revenues
Rental income	$255,814,000	94%	$237,360,000	92%	$229,940,000	93%
Ancillary income	11,656,000	4	12,110,000	5	10,399,000	4
Partnership and other income	4,347,000	2	7,763,000	3	7,127,000	3

Total revenue	$271,817,000	100%	$257,233,000	100%	$247,466,000	100%

Rental and Ancillary Income

As described above, the increase in rental and ancillary revenues relates to acquired and developed communities. The following table summarizes our multifamily property acquisitions, development properties completed, and dispositions for the years ended December 31, 2002, 2001 and 2000 (dollar amounts are gross acquisition costs in the case of acquisitions, total delivered cost in the case of completed development communities and gross sales prices in the case of property dispositions):

	2002		2001		2000
	#	$	#	$	#	$
Multifamily
Property acquisitions	6	156,500,000	2	84,500,000	4	171,700,000
Development properties completed	5	168,000,000	2	65,500,000	2	60,500,000
Property dispositions	3	58,300,000	3	19,000,000	19	261,000,000

Revenues from newly acquired and developed income-producing communities were offset by negative “same-store” operating results. On a “same-store” basis, rental and ancillary revenues decreased 3%, primarily due to average market rent per unit decreasing approximately 5%. On a “same-store” basis in 2001, rental revenues increased 6%, as market rent per unit increased approximately 4%. Occupancy for each of the three years ended December 31, 2002 follows:

	2002	2001	2000
Number of operating properties at December 31.	81	72	72
Average portfolio occupancy rates for operating properties	94%	94%	96%

Portfolio occupancy is calculated by dividing the total occupied units by the total units in stabilized communities in the portfolio.

Partnership and other income

Partnership and other income was $4,347,000, $7,763,000, and $7,127,000 for the years ended December 31, 2002, 2001, and 2000, respectively. The decrease in 2002 from 2001 primarily relates to the absence of development fee income in 2002 due to the stage of completion of our joint venture pipeline in 2002. The 2001 and 2000 totals include development fees of $2,105,000 and $2,383,000, respectively. Additionally, partnership income in 2002 was lower than the 2001 amount as there were fewer joint ventures in 2002. The 2001 partnership income total was greater than 2000 due to: a full year of operations for two joint venture development communities completed in 2000; income from one joint venture community completed in March of 2001; and a full year of our share of the net income from assets we sold to a joint venture in which we retained a 15% interest.

Expenses

Real estate expenses

Real estate expenses for multifamily rental properties (which include repairs and maintenance, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) were $76,777,000 in 2002, $68,558,000 in 2001, and $70,041,000 in 2000, excluding real estate expenses from discontinued operations. This reflects an increase of $8,219,000 or 12% for the year ended December 31, 2002, as compared to the prior year. The six communities acquired and five communities developed in 2002, combined with 2001 acquisition and development communities operating for a full year, primarily drive the year-over-year increase. “Same-store” expenses increased by $1,958,000, or 3% in 2002, primarily driven by an increase in payroll expense offset by a reduction of utility expenses. The overall level of “same-store” expense increase was consistent with historical levels.

In 2001, real estate expenses decreased by $1,483,000 or 2%, as a result of reduced levels of repairs and maintenance as we disposed of 19 properties in September 2000, offset by an increase of $1,373,000, or 2%, in real estate expenses from our “same-store” communities.

Multifamily real estate expenses as a percentage of multifamily rental and ancillary income were 28.7%, 27.5% and 29.1% for 2002, 2001 and 2000, respectively.

Provision for depreciation

The provision for depreciation increased by $7,189,000 (18%) for the year ended December 31, 2002 compared to 2001, and increased by $2,847,000 (8%) for the year ended December 31, 2001 compared to 2000. The increases in 2002 and 2001 resulted from higher depreciable bases on new property acquisitions and development properties completed.

Interest expense

During the past three years, our interest expense has increased due to higher average debt balances to support our acquisition and development activities. Interest expense for the years ended December 31, 2002, 2001 and 2000 follows:

	2002	2001	2000
Interest on unsecured senior notes	$46,043,000	$36,081,000	$20,885,000
Interest on mortgage loans payable	12,867,000	14,162,000	14,175,000
Interest on unsecured line of credit	9,211,000	10,781,000	25,370,000
Capitalized interest	(12,015,000)	(13,502,000)	(16,434,000)

Total interest expense	$56,106,000	$47,522,000	$43,996,000

Year-end debt balances at December 31, 2002, 2001 and 2000 follow:

	2002	2001	2000
Unsecured senior notes	$774,570,000	$483,000,000	$243,000,000
Mortgage loans payable	218,194,000	210,431,000	214,253,000
Unsecured line of credit	181,000,000	315,000,000	368,000,000

Total debt	$1,173,764,000	$1,008,431,000	$825,253,000

Weighted average interest rate for all debt at end of period	6.0%	6.6%	7.4%

We raised $300,000,000 in senior unsecured notes during 2002 to fix interest rates on a significant portion of our debt during the present low interest rate environment. This has the short-term effect of increasing our interest expense, as we paid down balances on our variable rate line of credit with the proceeds of the notes. Overall, interest expense increased by $8,584,000 to $56,106,000 in 2002 due to the shift from floating to fixed rate debt, higher average debt balances to fund construction and property acquisitions in 2002, and a lower level of capitalized interest, offset by a reduction in variable interest rates and our hedging activities over the course of 2002. Interest expense increased $3,526,000 to $47,522,000 in 2001 over 2000, also due to higher average debt balances to fund construction and acquisitions and a lower level of capitalized interest than in 2000. Capitalized interest decreased during both 2002 and 2001 due to the delivery and completion of certain properties in construction, and reduced interest rates.

General and administrative expenses

General and administrative expenses for the three years ended December 31, 2002 were as follows:

	2002	2001	2000
General and administrative expenses	$9,847,000	$8,958,000	$7,807,000
As a percentage of total revenues	3.6%	3.5%	3.2%

The 2002 amount includes a $540,000 non-recurring expense related to the retirement of one of our executive officers. General and administrative expenses are 3.4% of total revenues in 2002 excluding this charge. In 2001 as compared to 2000, general and administrative expenses as a percentage of total revenues increased by 0.3% due to new positions in senior management and increased office rent.

Office rent totaling $1,165,000, $1,246,000 and $821,000 for the years ended December 31, 2002, 2001 and 2000, respectively, is included in general and administrative expense. In 2002, standard inflationary increases in our existing leases were offset by the closure of one of our satellite offices. The $425,000 increase from 2000 to 2001 relates to standard inflationary increases in our existing leases, increased common area maintenance charges on our corporate office lease and an additional lease in the Orange County Area.

In 2003, we will begin expensing the cost associated with stock options in accordance with FAS 123. General and administrative expenses for the three years ended December 31, 2002 do not include any expense associated with stock options.

Losses from Internet business

Losses from Internet business total $0, $7,163,000, and $8,765,000 for the years ended December 31, 2002, 2001, and 2000, respectively, and represent the net losses of VelocityHSI, Inc., our former non-real estate investment which was spun off by BRE on August 15, 2000, including a $2,400,000 provision for potential future losses taken in 2001. Subsequent to the spin-off, our investment in VelocityHSI was recorded under the equity method of accounting. We were required to record 100% of VelocityHSI’s losses to the extent of our investment, including advances, until it secured an independent source of financing or our investment and advances were reduced to zero. During the second quarter of 2001, we reduced our investment, including advances to VelocityHSI, to zero and provided for a reserve for our potential liabilities related to VelocityHSI. VelocityHSI filed for bankruptcy protection during the third quarter of 2001. Our remaining reserve for potential VelocityHSI liabilities is approximately $900,000 at December 31, 2002 and is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

Net gain (loss) on sales of investments

During 2002, we sold our minority partnership interest in a commercial property for a net gain on sale of approximately $7,200,000. We also sold our investment in shares of common stock of Corrigo, Inc., a nonaffiliated technology company, for a loss of $800,000. In addition, we sold excess land at a loss of approximately $1,500,000. These three transactions completed the disposition of our non multifamily investments and resulted in a net gain of $4,862,000.

During 2001, we sold three Tucson, AZ communities with 621 units for an aggregate sales price of approximately $19,000,000, pursuant to an agreement with G&I III Residential One, LLC, an affiliate of DRA Advisors, Inc. The sale completed a $280,000,000 portfolio sale of 22 apartment communities (4,909 units) initiated by the company in the third quarter of 2000 that was governed under a single master agreement. To facilitate the sale, BRE retained a 15% equity interest in a joint venture with G&I III Residential One. In addition, we sold our minority interest in a non-multifamily asset for $1,115,000. The transactions resulted in an aggregate net loss of $327,000 in 2001.

During 2000, we closed on the sale of the first 19 communities to G&I III Residential One and recorded a loss of approximately $35,000,000. We also sold one commercial property and a land parcel for a combined net loss of approximately $700,000.

Minority interest in income

Minority interest in income relates to the earnings attributable to the minority members of our consolidated subsidiaries and was $3,682,000 for the year ended December 31, 2002, down from $4,068,000 and $5,132,000 for the years ended December 31, 2001 and 2000, respectively. Minority interest and consequently, minority interest in income declined each year as operating company unit holders of BRE Property Investors LLC exchanged their units for shares of BRE common stock. Conversions of operating company units to common shares totaled 433,112, 648,449 and 701,508 for the years ended December 31, 2002, 2001 and 2000, respectively.

Discontinued operations

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective on January 1, 2002. For properties accounted for under SFAS No. 144, the results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposal of properties held for sale is reported as discontinued operations.

During 2002, we sold three operating communities with a total of 663 units. The communities were sold for an aggregate sales price of approximately $58.3 million, resulting in a net gain on sale of approximately $10.1 million. The net gain on sale and the combined results of operations for these three communities for each year presented, are included in discontinued operations on the consolidated statements of income. These amounts totaled $11,759,000, $1,768,000 and $1,452,000 for the years 2002, 2001 and 2000, respectively.

Dividends attributable to preferred stock

Dividends attributable to preferred stock represent the dividends on our 8.50% Series A and 8.08% Series B Cumulative Redeemable Preferred Stock. Dividend payments totaled $7,765,000 for 2002 and $4,569,000 for 2001 and 2000. The increase in 2002 relates to dividends on our Series B Preferred Stock offering, which closed on June 20, 2002.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the year ended December 31, 2002 was $88,044,000, or $1.91 per diluted share, as compared with $78,808,000, or $1.69 per diluted share for the year ended December 31, 2001 and $36,734,000, or $0.81 per diluted share for the year ended December 31, 2000.

Impact of Inflation

Approximately 99% of BRE’s total revenues for 2002 were derived from apartment properties. Due to the short-term nature of most apartment unit leases (typically one year or less), we may seek to adjust rents to mitigate the impact of inflation upon renewal of existing leases or commencement of new leases, although there can be no assurance that BRE will be able to adjust rents in response to inflation. In addition, market rates may also fluctuate due to short-term leases and other permitted and non-permitted lease terminations.

Dividends Paid to Common and Preferred shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since BRE’s inception in 1970. Cash dividends per common share were $1.95 in 2002, $1.86 in 2001 and $1.70 in 2000. Total cash dividends paid to common shareholders for the three years ended December 31, 2002, 2001 and 2000 were $89,614,000, $86,289,000, and $76,607,000, respectively. In 2002, 2001 and 2000, respectively, $7,765,000, $4,569,000 and $4,569,000 in dividends were paid to preferred shareholders.

On August 15, 2000, BRE also made a special non-cash, non-recurring dividend of one share of VelocityHSI, Inc. common stock for every five shares of BRE common stock owned as of August 7, 2000. The dividend had a value at the time of distribution of $0.24 per BRE common share.

Distributions to minority members were $3,784,000 in 2002, $4,167,000 in 2001, and $7,524,000 in 2000.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any direct foreign exchange or other significant market risk.

Our exposure to market risk for changes in interest rates relates primarily to our unsecured line of credit. We primarily enter into fixed and variable rate debt obligations to support general corporate purposes, including acquisitions and development, capital expenditures and working capital needs. We continuously evaluate our level of variable rate debt with respect to total debt and other factors, including its assessment of the current and future economic environment. During 2002, we entered into six interest rate swap agreements to attain a floating rate of interest on a portion of our fixed rate debt. The objective of the agreements is to lower our overall borrowing costs. The swaps hedge the fair market value of a portion of our debt. We do not use derivatives for trading or speculative purposes. The hedges are perfectly effective and, therefore, changes in the derivative fair value and the change in fair value of the hedged items during the hedging period exactly offset with no valuation impact on our current earnings. See Notes 2 and 8 in the Notes to Consolidated Financial Statements for additional information.

The fair values of our financial instruments (including such items in the financial statement captions as cash, other assets, and unsecured line of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of our mortgage loans payable and unsecured senior notes is approximately $1,022,800,000 at December 31, 2002.

We had $338,467,000 and $347,530,000 in variable rate debt outstanding at December 31, 2002 and 2001, respectively. A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $1,200,000 and $1,700,000 on our earnings and cash flows based on these year-end debt levels and our average variable interest rates for the years ended December 31, 2002 and 2001, respectively. We cannot predict the effect of adverse changes in interest rates on its variable rate debt and, therefore, its exposure to market risk, nor can there be any assurance that fixed rate, long-term debt will be available to us at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15. Our Financial Statements and Schedules are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Executive Officers.    See “Executive Officers of the Registrant” in Part I of this report.

(b)  Directors.    The information required by this Item is incorporated herein by reference to our Proxy Statement relating to our 2003 Annual Meeting of Shareholders, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2002. A summary of the directors and their principal business for the last five years follows:

John McMahan

Mr. McMahan is Chairman of the Board of BRE. He has served as a director of BRE since 1993. He has been Executive Director, The Center for Real Estate Enterprise Management, since 2000 and Managing Principal, The McMahan Group, real estate strategic management consultants, since 1996. Previously, Mr. McMahan served as President, John McMahan Associates, Inc., a management consulting firm, and McMahan Real Estate Securities, Inc., a real estate investment firm, from 1994 to 1996.

William E. Borsari

Mr. Borsari has served as a director of BRE or its predecessor since 1992. He is currently self-employed, and a private investor. He was the former Chairman or President, The Walters Management Company, a real estate asset management company, for more than five years.

Robert A. Fiddaman

Mr. Fiddaman has served as a director of BRE since 1998. He is currently self-employed, and a private investor. He was the former board chairman of SSR Realty Advisors, a real estate investment and management firm, from 1996 to 1998. Mr. Fiddaman served as President and Chief Executive Officer of Metric Realty from 1993 to 1996.

L. Michael Foley

Mr. Foley has served as a director of BRE since 1994. He has been Principal, L. Michael Foley and Associates, real estate and corporate consulting, since 1996 and was a director and Executive Committee member of Western Property Trust, from 1999 to 2000. Mr. Foley was Senior Vice President and Chief Financial Officer, Coldwell Banker Corporation, from 1995 to 1996 and he served as Chairman and Chief Executive Officer, Sears Savings Bank, from 1989 to 1993.

Roger P. Kuppinger

Mr. Kuppinger has served as a director of BRE or its predecessor since 1995. He has been President, The Kuppinger Company, a private financial advisor to public and private companies, since February 1994. Mr. Kuppinger is also a director for Realty Income Corporation. He served as Senior Vice President and Managing Director, Sutro & Co., Inc., an investment banking company, from 1969 to February 1994.

Edward E. Mace

Mr. Mace has served as a director of BRE since 1998. He has been President, Vail Resorts Lodging Company and Rock Resorts International LLC (both subsidiaries of Vail Resorts, Inc.), since 2001. Previously, Mr. Mace served as President and Chief Executive Officer of Fairmont Hotels & Resorts—U.S. /Mexico division, from 2000 to 2001 and as President and Chief Executive Officer of Fairmont Hotels, from 1996 to 2000. He was the midwest regional director of management consulting for the Real Estate Industry Group of KPMG from 1994 to 1996.

Frank C. McDowell

Mr. McDowell has served as a director of BRE and President and Chief Executive Officer of BRE since June 1995. Previously, he was Chief Executive Officer and Chairman of Cardinal Realty Services, Inc., from 1992 to 1995.

Constance B. Moore

Ms. Moore joined BRE as a director and Chief Operating Officer in 2002. She previously held several executive positions with Security Capital Group & Affiliates from 1993 to 2002, including co-chairman and Chief Operating Officer of Archstone Communities Trust.

Jeanne R. Myerson

Ms. Myerson joined BRE’s Board of Directors in 2002. She has been President & Chief Executive Officer of The Swig Company, a private real estate investment firm, since 1997. Previously, she was President and Chief Executive Officer of The Bailard, Biehl & Kaiser REIT from 1993 to 1997.

Gregory M. Simon

Mr. Simon has served as a director of BRE or its predecessor since 1991. He has also been self employed as a private investor since 1991. He was Senior Vice President, H.F. Ahmanson & Co. and Home Savings of America, from 1983 to 1991. Mr. Simon is also an Officer and Director for Golden Orange Broadcasting, a privately held corporation.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2003 Annual Meeting of Shareholders, under the headings “EXECUTIVE COMPENSATION AND OTHER INFORMATION” and “ELECTION OF DIRECTORS—Board and Committee Meetings; Compensation of Directors,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2002.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2003 Annual Meeting of Shareholders, under the heading “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2002.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2003 Annual Meeting of Shareholders, under the headings “Certain Relationships and Related Transactions”, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2002.

Item 14.    DISCLOSURE CONTROLS AND PROCEDURES

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

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

1.	Financial Statements:

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

Schedule III—Real Estate and Accumulated Depreciation

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

3.	See Index to Exhibits immediately following the Consolidated Financial Statements. Each of the exhibits listed is incorporated herein by reference.

(b)  Reports on Form 8-K:

The registrant filed a Current Report on Form 8-K on November 15, 2002 in connection with its Third Quarter 2002 operating results.

(c)  Exhibits

See Index to Exhibits.

(d)  Financial Statement Schedules

See Index to Financial Statements and Financial Statement Schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 12, 2003	BRE PROPERTIES, INC.

/s/    FRANK C. MCDOWELL

By:

Frank C. McDowell

President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Dated

/s/ FRANK C. MCDOWELL Frank C. McDowell	President and Director (Principal Executive Officer)	March 12, 2003

/s/ CONSTANCE B. MOORE Constance B. Moore	Executive Vice President, Chief Operating Officer and Director	March 12, 2003

/s/ EDWARD F. LANGE, JR. Edward F. Lange, Jr.	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 12, 2003

/s/ JOHN MCMAHAN John McMahan	Chairman and Director	March, 12 2003

/s/ WILLIAM E. BORSARI William E. Borsari	Director	March 12, 2003

/s/ ROBERT A. FIDDAMAN Robert A. Fiddaman	Director	March 12, 2003

/s/ L. MICHAEL FOLEY L. Michael Foley	Director	March 12, 2003

/s/ ROGER P. KUPPINGER Roger P. Kuppinger	Director	March 12, 2003

/s/ EDWARD E. MACE Edward E. Mace	Director	March 12, 2003

/s/ JEANNE R. MYERSON	Director	March 12, 2003
Jeanne R. Myerson

/s/ GREGORY M. SIMON Gregory M. Simon	Director	March 12, 2003

CERTIFICATIONS

I, Frank C. McDowell, certify that:

1.	I have reviewed this annual report on Form 10-K of BRE Properties, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 12, 2003	/s/ FRANK C. MCDOWELL
Frank C. McDowell
President and Chief Executive Officer

I, Edward F. Lange, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of BRE Properties, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 12, 2003	/s/ EDWARD F. LANGE, JR.
Edward F. Lange, Jr.
Executive Vice President,

Chief Financial Officer and Secretary

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, chapter 63 of title 18, United States Code), we, Frank C. McDowell and Edward F. Lange, Jr. hereby certify, to the best of our knowledge, that the Annual Report on Form 10-K for the year ended December 31, 2002 of BRE Properties, Inc. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of BRE Properties, Inc.

Dated: March 12, 2003	/s/ FRANK C. MCDOWELL
Frank C. McDowell
President and Chief Executive Officer

Dated: March 12, 2003	/s/ EDWARD F. LANGE, JR.
Edward F. Lange, Jr.
Executive Vice President, Chief Financial Officer and Secretary

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Directors of

BRE Properties, Inc.

We have audited the accompanying consolidated balance sheets of BRE Properties, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the related schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the related schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRE Properties, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

San Francisco, California

January 13, 2003

BRE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 31,
	2002	2001
ASSETS
Real estate portfolio
Direct investments in real estate:
Investments in rental properties	$2,143,960	$1,790,283
Construction in progress	90,675	83,002
Less: Accumulated depreciation	(198,292)	(158,873)

	2,036,343	1,714,412

Equity interests in and advances to real estate joint ventures:
Investments in rental properties	10,761	42,083
Construction in progress	—	39,023

	10,761	81,106

Land under development	14,574	23,277

Total real estate portfolio	2,061,678	1,818,795
Cash	893	3,892
Other assets	46,142	53,294

Total assets	$2,108,713	$1,875,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured senior notes	$774,570	$483,000
Mortgage loans payable	218,194	210,431
Unsecured line of credit	181,000	315,000
Accounts payable and accrued expenses	38,618	30,503

Total liabilities	1,212,382	1,038,934

Minority interest	45,147	52,151

Shareholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized. 2,150,000 shares 8.5% Series A Cumulative Redeemable issued and outstanding, $25 liquidation preference (2,150,000 at December 31, 2001); 3,000,000 shares 8.08% Series B Cumulative Redeemable issued and outstanding, $25 liquidation preference (0 at December 31, 2001)	128,750	53,750
Common stock, $.01 par value; 100,000,000 shares authorized. Shares issued and outstanding: 45,870,723 at December 31, 2002; 45,807,191 at December 31, 2001	459	458
Additional paid-in capital	683,733	690,309
Accumulated net income in excess of cumulative dividends	41,425	42,995
Stock purchase loans to executives	(3,183)	(2,616)

Total shareholders’ equity	851,184	784,896

Total liabilities and shareholders’ equity	$2,108,713	$1,875,981

See Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Years ended December 31,
	2002	2001	2000
Revenue
Rental income	$255,814	$237,360	$229,940
Ancillary income	11,656	12,110	10,399
Partnership and other income	4,347	7,763	7,127

Total revenue	271,817	257,233	247,466

Expenses
Real estate	76,777	68,558	70,041
Provision for depreciation	46,217	39,028	36,181
Interest	56,106	47,522	43,996
General and administrative	9,847	8,958	7,807
Losses from Internet business	—	7,163	8,765

Total expenses	188,947	171,229	166,790

Income before gain (loss) on sales of investments, minority interest and discontinued operations	82,870	86,004	80,676
Net gain (loss) on sales of investments	4,862	(327)	(35,693)

Income before minority interest and discontinued operations	87,732	85,677	44,983
Minority interest in income	3,682	4,068	5,132

Income from continuing operations	84,050	81,609	39,851
Net gain on sales of discontinued operations	10,067	—	—
Discontinued operations, net	1,692	1,768	1,452

Income from discontinued operations	11,759	1,768	1,452
Net Income	95,809	83,377	41,303
Dividends attributable to preferred stock	7,765	4,569	4,569

Net income available to common shareholders	$88,044	$78,808	$36,734

Net income per common share—basic	$1.92	$1.70	$0.81

Net income per common share—diluted	$1.91	$1.69	$0.81

Weighted average Common Shares outstanding—basic	45,860	46,235	45,181
Weighted average Common Shares outstanding—diluted	47,770	48,510	48,270
Distributions declared per common share outstanding	$1.95	$1.86	$1.70

See Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities
Net income	$95,809	$83,377	$41,303
Adjustments to reconcile net income to net cash flows generated by operating activities:
Net (gain) on sales of discontinued operations	(10,067)	—	—
Net (gain) loss on sales of investments	(4,862)	327	35,693
Income from investments in unconsolidated entities	(3,392)	(3,894)	(2,299)
Provision for depreciation	46,217	39,028	36,181
Depreciation from discontinued operations	1,318	1,300	1,244
Minority interest in income	3,682	4,068	5,132
Losses from Internet business after spin-off	—	7,163	5,690
(Increase) in other assets	(349)	(4,052)	(6,896)
Increase in accounts payable and accrued expenses	8,607	6,321	4,836

Net cash flows generated by operating activities	136,963	133,638	120,884

Cash flows from investing activities
Multifamily communities purchased	(100,023)	(84,524)	(171,741)
Multifamily communities purchased from joint venture partners	(56,510)	—	—
Proceeds from sales of property, net	59,303	20,535	260,425
Rehabilitation expenditures and other	(9,049)	(19,936)	(21,774)
Capital expenditures	(5,728)	(4,990)	(4,647)
Additions to direct investment construction in progress	(69,165)	(59,351)	(55,284)
Advances to unconsolidated joint ventures for construction in progress	(20,614)	(48,816)	(74,729)
Reimbursements of construction in progress from unconsolidated joint ventures	13,753	35,196	48,092
Additions to land under development	(24,264)	(23,671)	(56,523)
Investments in unconsolidated joint ventures, net	3,256	2,540	(8,989)
Investment in and advances to Internet business	(942)	(1,759)	(17,852)

Net cash flows used in investing activities	(209,983)	(184,776)	(103,022)

Cash flows from financing activities
Issuance of unsecured senior notes, net	297,407	246,586	—
Principal payments on mortgage loans and unsecured senior notes	(53,169)	(21,363)	(42,150)
Proceeds from new mortgage loans	—	7,541	35,000
Lines of credit:
Advances	390,000	363,000	480,500
Repayments	(524,000)	(416,000)	(427,500)
Renewal fees	—	(3,770)	—
Cash dividends paid	(97,379)	(90,858)	(81,176)
Repurchase of common shares	(19,370)	(31,052)	—
Proceeds from exercises of stock options, net	3,274	4,851	8,082
Proceeds from preferred equity offering, net	72,291	—	—
Distributions to minority members	(3,784)	(4,167)	(7,524)
Contributions from minority members	4,751	—	3,356

Net cash flows generated by (used in) financing activities	70,021	54,768	(31,412)

(Decrease) increase in cash	(2,999)	3,630	(13,550)
Balance at beginning of year	3,892	262	13,812

Balance at end of year	$893	$3,892	$262

See Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

	Years ended December 31,
	2002	2001	2000
Common stock shares
Balance at beginning of year	45,807,191	45,895,281	44,679,341
Stock options exercised	355,052	384,360	514,432
Conversion of operating company units to common shares	433,112	648,449	701,508
Shares repurchased and retired	(685,200)	(1,074,900)	—
Other	(39,432)	(45,999)	—

Balance at end of year	45,870,723	45,807,191	45,895,281

Preferred stock shares
Balance at beginning of year	2,150,000	2,150,000	2,150,000
Issuance of 8.08% Series B cumulative redeemable	3,000,000	—	—

Balance at end of year	5,150,000	2,150,000	2,150,000

Common stock
Balance at beginning of year	$458	$459	$447
Stock options exercised	4	4	5
Conversion of operating company units to common shares	4	6	7
Shares repurchased and retired	(7)	(11)	—

Balance at end of year	$459	$458	$459

Preferred stock
Balance at beginning of year	$53,750	$53,750	$53,750
Issuance of 8.08% Series B cumulative redeemable	75,000	—	—

Balance at end of year	$128,750	$53,750	$53,750

Additional paid-in capital
Balance at beginning of year	$690,309	$699,264	$671,760
Stock options exercised	5,058	6,027	8,612
Conversion of operating company units to common shares	11,659	17,456	18,892
Shares repurchased and retired	(19,363)	(31,041)	—
Issuance of preferred stock	(2,709)	—	—
Other	(1,221)	(1,397)	—

Balance at end of year	$683,733	$690,309	$699,264

Accumulated net income in excess of cumulative dividends
Balance at beginning of year	$42,995	$50,476	$99,241
Net income for year	95,809	83,377	41,303
Cash dividends paid: $1.95, $1.86, and $1.70 per common share for the years ended December 31, 2002, 2001 and 2000, respectively; $2.13 per Series A preferred share in 2002, 2001 and 2000, respectively, and $1.07 per Series B preferred share in 2002	(97,379)	(90,858)	(81,176)
Distribution of VelocityHSI, Inc. in spin-off	—	—	(8,892)

Balance at end of year	$41,425	$42,995	$50,476

Stock purchase loans to executives
Balance at beginning of year	$(2,616)	$(2,833)	$(2,291)
Additional loans granted	(1,104)	(935)	(1,030)
Maturities and reserves on loans	537	1,152	488

Balance at end of year	$(3,183)	$(2,616)	$(2,833)

Total shareholders’ equity	$851,184	$784,896	$801,116

See Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company

BRE Properties, Inc. (“BRE” or the “Company”) is a self-administered real estate investment trust focused on the development, acquisition and management of multifamily apartment communities in the Western United States. At December 31, 2002, BRE’s portfolio, owned directly or through subsidiaries, consisted of 81 multifamily communities (aggregating 22,371 units), classified as direct investments in real estate—investments in rental properties on the accompanying consolidated balance sheets. Of these properties, 50 were located in California, eight in Arizona, 13 in Washington, four in Utah, two in Oregon and four in Colorado. In addition, at December 31, 2002, there were seven properties under various stages of construction and development aggregating an estimated 1,616 units, including five directly owned properties with 1,208 units classified as direct investments in real estate-construction in progress and two land parcels estimated to have 408 units which are classified as land under development. During 2001, BRE completed the construction of two properties with 488 units held under joint venture agreements in which BRE is a minority interest holder and managing member. BRE also holds a 15% joint venture interest in 18 additional apartment communities totaling 4,175 units managed by a third party at December 31, 2002.

Transaction with Trammell Crow Residential-West

In November 1997, BRE acquired 16 completed properties and eight development properties from certain entities of Trammell Crow Residential-West (the “Transaction”) pursuant to a definitive agreement (the “Contribution Agreement”). BRE paid a total of approximately $160 million in cash and issued $100 million in common stock based on a stock price of $26.93 per share, as provided for in the Contribution Agreement. In addition, certain entities received Operating Company Units (“OC Units”) valued at $76 million in BRE Property Investors LLC (the “Operating Company”), a Delaware limited liability company and majority owned subsidiary of BRE. The Operating Company also assumed approximately $120 million in debt. BRE is the sole managing member and majority owner of the Operating Company at December 31, 2002. Substantially all of the properties acquired in the Transaction were held through the Operating Company, which was formed by BRE for the purpose of acquiring the properties in the Transaction.

The OC Units held by non-managing members are included in minority interest in the Company’s consolidated financial statements. Starting in November 1999, non-managing members of the Operating Company can exchange their units for common stock of BRE on a 1:1 basis or, at the option of the Company, cash in an amount equal to the market value of such common stock at the time of the exchange. As of December 31, 2002, 1,968,069 OC Units have been exchanged for common stock. The non-managing members are entitled to priority distributions regardless of the cash flow of the Operating Company. The Operating Company is also required to maintain certain financial ratios to protect the non-managing members’ distributions. Further, the Company has certain restrictions from selling assets of the Operating Company in a taxable sale for a period ranging from eight to ten years from the date of the Transaction. The Operating Company has also guaranteed the repayment of the Company’s $450 million line of credit.

2.    Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, the Operating Company and other controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Due to the Company’s ability to control the Operating Company and other subsidiaries, such entities have been consolidated with the Company for financial reporting purposes. At December 31, 2002, BRE owned 87% of the Operating Company, which in turn owned 99% of the individual title holding companies.

Equity Method of Accounting

The Company’s investments in non controlled real estate joint ventures are recorded under the equity method of accounting on the accompanying consolidated financial statements. Investments in real estate joint ventures which are managed or are being developed by the Company are included in equity interests in and advances to real estate joint ventures. BRE has received certain fees for the development and construction of the real estate property held by these joint ventures and has recognized other income using the percent of completion method to the extent of the third-party interest. Investments in real estate joint ventures managed by third parties are included in other assets because such investments do not represent a core activity within BRE’s overall real estate investment strategy.

Rental property

Rental properties are recorded at cost, less accumulated depreciation, less an adjustment, if any, for impairment. Rental properties are evaluated for impairment when conditions indicate that the sum of future expected undiscounted cash flows from a rental property during the expected holding period may be less than its carrying value. Projects under development are carried at cost, including land, construction costs, capitalized interest and property taxes until units are placed in service, at which time depreciation begins. Projects under development are evaluated for impairment when conditions indicate that the sum of future expected undiscounted cash flows from rental operations during the expected holding period may be less than the estimated total cost at the end of development. Upon determination that such impairment has occurred, the related assets are reduced to estimated fair value. There were no assets for which an adjustment for impairment in value was made in 2002, 2001 or 2000.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which range from 35 to 45 years for buildings and three to ten years for other property. Direct investment development projects are considered placed in service as certificates of occupancy are issued and the units become ready for occupancy. Land acquired for development is capitalized and reported as “Land under development” until the development plan for the land is formalized. Once the development plan is determined and construction contracts are signed, the costs are transferred to the balance sheet line items “Construction in progress.”

Real estate held for sale

Real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

In the normal course of business, BRE will receive offers for sale of its properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. The Company classifies real estate as “held for sale” when it is probable, in the opinion of management, that a property will be disposed of within one year, even if sales negotiations for such property are currently under way.

Rental revenue and expense, and capitalized costs

Rental income is recorded when due from residents and is recognized monthly as it is earned, which is not materially different than on a straight-line basis as lease terms are generally for periods of one year or less. There were no contingent rental payments or percentage rents in the three years ended December 31, 2002.

For multifamily properties, costs of replacements, such as appliances, carpets and drapes, are expensed. For all properties, improvements and betterments that increase the value of the property or extend its useful life are capitalized.

Cash and short-term investments

Financial instruments that potentially subject BRE to concentrations of credit risk include cash, short-term investments and funds held in escrow. BRE places its cash deposits and temporary cash investments with financial institutions believed by management to be creditworthy and of high quality. Cash balances are held with various financial institutions and may at times exceed the applicable Federal Deposit Insurance Corporation limit of $100,000.

Deferred costs

Included in other assets are costs incurred in obtaining debt financing that are deferred and amortized over the terms of the respective debt agreements as interest expense. Related amortization expense is included in interest expense in the accompanying consolidated statements of income. Net deferred financing costs included in other assets in the accompanying consolidated balance sheets are $12,917,000 and $12,232,000 as of December 31, 2002 and 2001, respectively.

Income taxes

BRE has elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended (“the Code”). As a result, BRE will not be subject to federal taxation at the corporate level to the extent it distributes, annually, at least 100% of its REIT taxable income, as defined by the Code, to its shareholders and satisfies certain other requirements. In addition, the states in which BRE owns and operates real estate properties have provisions equivalent to the federal REIT provisions. Accordingly, no provision has been made for federal or state income taxes in the accompanying consolidated financial statements.

Net gain (loss) on sales of investments

Sales are generally recorded after title has been transferred to the buyer and after appropriate payments have been received and other criteria met.

Fair value of financial instruments

The fair values of BRE’s financial instruments (including such items in the consolidated financial statement captions as cash, other assets, and unsecured line of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of the Company’s mortgage loans payable and unsecured senior notes was approximately $1,022,800,000 at December 31, 2002.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the presentation of the current year’s consolidated financial statements.

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

Descriptive information about reportable segments

BRE follows Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that it has one operating and reportable segment, multifamily communities, which comprised 98% and 97% of BRE’s consolidated assets at December 31, 2002 and 2001, respectively and approximately 99% of its total consolidated revenues for the three years ended December 31, 2002. All multifamily communities owned by the Company are located in the Western United States, in three general markets that it defines as California, Pacific Northwest, and Mountain/Desert States. The Company also considered VelocityHSI Inc. (“VelocityHSI”) to be a separate segment prior to the spin-off of this company in the third quarter of 2000 (See Note 10).

BRE’s business focus is the ownership and operation of multifamily communities; it evaluates performance and allocates resources primarily based on the net operating income (“NOI”) of an individual multifamily community. NOI is defined by the Company (and generally by the real estate industry) as the excess of all revenue generated by the community (primarily rental revenue) less direct operating expenses (primarily, but not limited to, payroll, property taxes, insurance and maintenance expense). Accordingly, NOI excludes depreciation, capitalized expenditures and interest expense. NOI from multifamily communities totaled $191 million, $181 million and $170 million for the years ended December 31, 2002, 2001, and 2000, respectively. All other segment measurements are presently disclosed in the accompanying consolidated balance sheets and notes to consolidated financial statements.

All revenues are from external customers and there are no revenues from transactions with other segments. There are no residents that contributed 10% or more of BRE’s total revenues in the years ended December 31, 2002, 2001 or 2000. Interest income is not separately reported as it is immaterial. For segment reporting purposes, interest expense on debt is not allocated to individual properties, even if such debt is secured. Further, minority interest in consolidated subsidiaries is not allocated to the related properties. There is no provision for income tax as the Company is organized as a REIT under the Code.

Derivative instruments and hedging activities

During 2002, BRE entered into interest rate swap agreements to attain a floating rate of interest on a portion of its fixed rate debt. BRE designated these derivative instruments to be utilized as fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Under SFAS 133, the resulting assets or liabilities attributed to derivative instruments are carried on BRE’s consolidated financial statements at their estimated fair values. The hedges are perfectly effective and, therefore, changes in the derivative fair value and the change in fair value of the hedged items during the hedging period exactly offset with no valuation impact on BRE’s current earnings.

Discontinued operations

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the assets and liabilities and the results of operations of any communities which have been sold during 2002, or otherwise qualify as held for sale as of December 31, 2002, be presented as discontinued operations in the Company’s consolidated financial statements in both current and prior periods presented. The community specific components of net income that are presented as discontinued operations include net operating income, depreciation and interest expense to the extent there is a secured loan on the property. In addition, the net gain or loss on the eventual disposal of communities held for sale will be presented as discontinued operations when recognized. Sales are generally recorded after title has been transferred to the buyer and after appropriate payments have been received and other criteria met. This change in presentation did not impact the Company’s financial condition or net income. Real estate assets held for sale will continue to be measured at the lower of the carrying amount or the fair value less the cost to sell. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets.

Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement 123.” This statement amends SFAS No. 123 (Statement 123), “Accounting for Stock-Based Compensation,” to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. Interim pro forma disclosures are required for interim periods beginning after December 15, 2002. The Company currently uses the intrinsic value based method of accounting of stock compensation in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has decided to change its accounting for stock-based employee compensation plans from the intrinsic value based method to the fair value based method under SFAS No. 123 effective January 1, 2003. The Company also intends to comply with the disclosure requirements of SFAS No. 148.

In November 2002, the FASB issued Financial Accounting Standard Interpretation (FASI) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation requires additional disclosures and liability recognition for most guarantees, including loan guarantees such as standby letters of credit. This interpretation’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. This interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect FASI No. 45 to have a material impact on its consolidated financial statements.

In January 2003, the FASB issued FASI No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” This interpretation establishes accounting and reporting standards requiring the consolidation of variable interest entities (formerly the consolidation of special purpose entities). This interpretation applies immediately to arrangements created after January 31, 2003. Enterprises required by securities regulations to issue interim financial statements are required to apply this interpretation to pre-existing entities as of the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating whether the application of this interpretation would require the consolidation of any of the Company’s existing equity method joint venture investees. The consolidation of the assets, liabilities and operations of any of the Company’s joint ventures could have an effect on the Company’s financial ratios and other financial and operational indicators of the Company. This interpretation may be applied by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. See Note 4 for additional information regarding the Company’s joint venture arrangements.

3.    Real Estate Portfolio

The components of direct investments in real estate—investments in rental properties follow:

	December 31
	2002	2001
Land	$386,671,000	$337,098,000
Improvements	1,757,289,000	1,453,185,000

Subtotal	2,143,960,000	1,790,283,000
Accumulated depreciation	(198,292,000)	(158,873,000)

Total	$1,945,668,000	$1,631,410,000

A roll-forward of direct investments in real estate—construction in progress follows:

	December 31
	2002	2001
Opening balance	$83,002,000	$57,961,000
Additions to projects under construction	69,165,000	59,351,000
Transfers of construction in progress to direct investments in real estate—investments in rental properties	(94,459,000)	(57,950,000)
Transfers from land under development to direct investments in real estate—construction in progress	32,967,000	23,640,000

Ending balance	$90,675,000	$83,002,000

BRE’s carrying value of its assets exceeded the tax basis by approximately $265,000,000 (unaudited) at December 31, 2002.

4.    Equity Interests in and Advances to Real Estate Joint Ventures

As of December 31, 2002, BRE had two joint venture arrangements in which its capital interest is 35%; these joint ventures are managed by the Company (the “joint ventures”). Such arrangements are accounted for under the equity method because BRE does not control the ventures. The two communities were developed by BRE and completed in 2001. BRE’s investment in the joint ventures totals $10,761,000 as of December 31, 2002 and is shown as “Equity interests in and advances to real estate joint ventures—investments in rental properties” on BRE’s consolidated balance sheets. The communities had a total cost of approximately $43,472,000. The joint ventures carry secured, non-recourse loans totaling $19,379,000, that mature in 2011 and have interest rates of 7.25% and 8.0%. BRE has not guaranteed repayment of the joint venture debt. BRE and third-party members have funded the equity. For these joint ventures, BRE’s recognition of development and construction fees and responsibility to fund costs incurred above an agreed upon level during the construction period resulted in a disproportionate capital account balance between BRE and the third-party member compared to each member’s percent interest. This amount differs from the amount of the underlying equity in the net assets of the applicable joint ventures and is being depreciated over 40 years.

As of December 31, 2001, BRE had seven joint venture arrangements in which its interests ranged from 25% to 40%. These seven joint ventures included: (i) five communities that were completed and delivered in 2001 and 2000, with a balance of $42,083,000 at December 31, 2001 and (ii) two communities under construction with a balance of $39,023,000 at December 31, 2001. At December 31, 2001, these joint ventures carried $67,505,000 in secured debt with interest rates ranging from LIBOR plus 150 basis points to 8.0%. During 2002, BRE consolidated its interests in five of the joint ventures, resulting in a transfer of $139,382,000 from “Equity interests in and advances to real estate joint ventures” to “Direct investments in real estate”, and an increase in secured debt of $62,218,000. BRE purchased the third-party interest in two joint venture communities that were developed in 2000 for $56,520,000. Two of the joint ventures were consolidated upon termination of the joint venture arrangements prior to funding. The other joint venture was consolidated due to a dispute between BRE and its joint venture partner that prevented the closing and funding of the joint venture (See Note 15). Upon consolidation of these joint ventures, any income that would have been allocated to the third-party joint venture members prior to consolidation was credited to the basis of the underlying real estate assets.

Following are the combined, condensed balance sheets of the joint ventures (unaudited):

	December 31
	2002	2001
Assets
Investments in rental properties	$43,472,000	$146,225,000
Construction in progress	—	68,142,000
Less: accumulated depreciation	(1,826,000)	(2,843,000)

Total real estate portfolio	41,646,000	211,524,000
Other assets	1,879,000	902,000

Total assets	$43,525,000	$212,426,000

Liabilities and Members’ Equity
Secured loans payable	$19,379,000	$67,505,000
Other liabilities	411,000	347,000

Total liabilities	19,790,000	67,852,000
Members’ equity:
Joint venture members	12,974,000	63,468,000
BRE	10,761,000	81,106,000

Total members’ equity	23,735,000	144,574,000

Total liabilities and members’ equity	$43,525,000	$212,426,000

In addition to the joint ventures discussed above, the Company also has an investment in a real estate joint venture managed by a third-party (non-managed joint venture). The Company’s investment in the non-managed joint venture consists of a 15% equity interest in a portfolio of properties managed by a third-party (G&I III Residential One, LLC). The Company’s investment approximates $11,858,000 at December 31, 2002 and is included in “Other assets” as this investment does not represent a core activity within BRE’s overall real estate investment strategy. As of December 31, 2002, the joint venture that owns this portfolio had total assets of approximately $255,000,000, liabilities of approximately $177,000,000 and equity of approximately $78,000,000 (unaudited).

The Company’s share of income from equity investments in joint ventures totaled $3,392,000, $3,894,000 and $2,299,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

5.    Other Assets

The components of other assets follow:

	December 31
	2002	2001
Prepaid loan fees, net	$12,917,000	$12,232,000
Investment in G&I III Residential One, LLC	11,858,000	13,480,000
Accounts and mortgages receivable	8,963,000	5,679,000
Furniture and equipment, net	4,022,000	4,361,000
Interest rate swap agreements, at fair value (see Note 8)	3,500,000	—
Prepaid expenses	2,897,000	3,912,000
Other	1,985,000	4,675,000
Land held for sale	—	8,955,000

Total Other Assets	$46,142,000	$53,294,000

During 2001, BRE completed the remaining sale of three of a total of 22 communities in Tucson, Albuquerque, Las Vegas, and Phoenix. The Company contributed a portion of the proceeds to a joint venture related to the buyer for a 15% equity interest in order to facilitate the sale of 85% of these assets. The interest in the joint venture is recorded under the equity method of accounting and is included above in Investment in G&I III Residential One, LLC. During 2002, G&I III Residential One, LLC sold four communities. BRE’s share of income and gain from the joint venture is included in partnership and other income on the accompanying consolidated income statements.

6.    Mortgage Loans Payable

The following data pertain to loans payable at December 31, 2002 and 2001:

	December 31,
	2002	2001
Fixed rate secured mortgage loans	$95,297,000	$177,901,000
Variable rate secured mortgage loans	88,026,000	32,530,000
Secured mortgage loans subject to floating rate swaps	34,871,000	—

Total mortgage loans payable	$218,194,000	$210,431,000

Cost of investments in real estate securing mortgage loans payable	$404,925,000	$372,310,000
Annual principal and interest payments	$14,635,000	$18,308,000
Remaining terms of mortgage loans payable	1–14 years	1–15 years
Average interest rate on fixed rate mortgages	7.8%	7.7%
Average interest rate on variable rate mortgages	3.4%	4.0%
Average interest rate on mortgages subject to floating rate swaps	LIBOR + 2.6%	—

Future scheduled principal payments are included in Note 7.

As of December 31, 2002, BRE has entered into three fixed to floating rate swap agreements on secured debt with a notional amount totaling $32,941,000 and a carrying value of $34,871,000 due to a basis adjustment of $1,930,000 from hedging activities. The related debt matures in 2005.

7.    Unsecured Senior Notes and Line of Credit

The following table pertains to unsecured senior notes and our line of credit at December 31, 2002 and 2001:

	December 31,
	2002	2001
Fixed rate unsecured notes	$740,000,000	$483,000,000
Unsecured line of credit	181,000,000	315,000,000
Unsecured notes subject to floating rate swaps	34,570,000	—

Total unsecured debt	$955,570,000	$798,000,000

Average interest rate on fixed rate unsecured notes	6.9%	7.5%
Average interest rate on unsecured line of credit	3.2%	5.0%
Average interest rate on notes subject to floating rate swaps	LIBOR + 3.3%	—

As of December 31, 2002 and 2001, there was $740,000,000 and $483,000,000, respectively, in unsecured senior notes outstanding with an average fixed interest rate of 6.9% and 7.5%, respectively. Included in this effective interest rate is the amortization of costs related to the issuance of the debt.

As of December 31, 2002, BRE had an unsecured line of credit expiring in December 2003, for up to $450,000,000 with an option to upsize to $500,000,000. Borrowings totaled $181,000,000 and $315,000,000 at December 31, 2002 and 2001, respectively. The interest rate on the line of credit is currently based on LIBOR plus 70 basis points, plus a fee of 0.20% payable on the unused portion. The average interest rate was approximately 3.2% and 5.0% for the years ended December 31, 2002 and 2001, respectively.

As of December 31, 2002, BRE has entered into two fixed to floating rate swap agreements on unsecured debt with a notional amount totaling $33,000,000 and a carrying amount of $34,570,000 due to a basis adjustment of $1,570,000 from hedging activities. Related debt of $15,000,000 matures in 2004 and $18,000,000 matures in 2005.

The line of credit and unsecured senior note agreements contain various covenants that include, among other factors, tangible net worth and requirements to maintain certain financial ratios. BRE was in compliance with all such financial covenants throughout the years ended December 31, 2002 and 2001.

Scheduled principal payments required on the unsecured line of credit, unsecured senior notes payable and mortgage loans payable for the next five years and thereafter are as follows.

2003	$256,196,000
2004	18,183,000
2005	62,870,000
2006	14,491,000
2007	216,478,000
Thereafter	605,546,000

Total	$1,173,764,000

Included in the 2003 amount is $181,000,000 for the unsecured line of credit. Interest expense on mortgage loans, unsecured line of credit and unsecured senior notes, including amortization of related costs, aggregated $68,121,000, $61,024,000 and $60,430,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Capitalized interest was $12,015,000, $13,502,000 and $16,434,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Excluding capitalized interest, cash paid for interest totaled $51,526,000, $41,096,000 and $44,042,000 in 2002, 2001, and 2000, respectively.

8.    Derivative Instruments and Hedging Activities

The notional amount of the interest rate swaps utilized in the fair value hedges is approximately $65,941,000, with maturity dates ranging from 2004 to 2005. The principal amount of debt being hedged equals the notional amounts of the interest rate swaps. The fair value hedges convert debt with a weighted average fixed rate of 7.45% to a floating rate equal to LIBOR plus an average spread of 3.0%, which resulted in an effective rate of 4.4% as of December 31, 2002. The fair value of the interest rate swaps at December 31, 2002 was $3,500,000 and is recorded in other assets on the consolidated balance sheets. At December 31, 2002, offsetting amounts of $1,930,000 and $1,570,000 have been recorded as an increase to mortgage loans payable and unsecured senior notes, respectively. To determine the fair values of derivatives, BRE uses market valuations provided by third parties.

9.    Discontinued Operations

For properties accounted for under SFAS 144, the results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include net operating income, depreciation expense and interest expense as well as the net gain or loss on the disposal. At

December 31, 2002, BRE had no operating apartment communities classified as held for sale under the provisions of SFAS 144.

During 2002, BRE sold three operating communities with a total of 663 units: The Arbors at Warner Center, with 250 units, located in the Los Angeles metro area of Woodland Hills, California; Pinnacle Lakeside, with 253 units, located in Salt Lake City, Utah; and Carriage House, with 160 units, located in the Portland, Oregon metro area. The communities were sold for an aggregate sales price of approximately $58.3 million, resulting in a net gain on sale of $10.1 million. The following is a breakdown of the results of operations and net gain on the sales of these properties that are included in discontinued operations:

	Years ended December 31
	2002	2001	2000
	(in thousands)
Rental income	$6,390	$6,443	$6,011
Real estate expenses	(2,354)	(2,380)	(2,283)
Interest expense	(1,026)	(995)	(1,032)
Provision for depreciation	(1,318)	(1,300)	(1,244)
Gain on sale of discontinued operations	10,067	—	—

Total discontinued operations	$11,759	$1,768	$1,452

10.    Spin-off and Distribution of VelocityHSI, Inc.

In August 2000, BRE completed the spin-off of VelocityHSI, Inc. (“VelocityHSI”). VelocityHSI was incorporated as a wholly owned subsidiary in April 2000 and was previously a segment within BRE. VelocityHSI provided high-speed Internet access to the multifamily apartment industry. On August 15, 2000, BRE distributed shares representing approximately 87%, or $8,892,000 of BRE’s $10.2 million investment in VelocityHSI on that date, to BRE shareholders and retained the balance. Each BRE shareholder of record as of August 7, 2000 received one share of VelocityHSI for every five common shares of BRE owned. BRE option holders received options to purchase VelocityHSI common shares on the same one for five ratio (See Note 11).

Subsequent to the spin-off, BRE’s ownership in VelocityHSI was reduced to approximately 9.9% and was recorded under the equity method of accounting due to BRE representation on the VelocityHSI board. BRE also advanced funds to VelocityHSI under two separate agreements, for a total of $9.1 million. BRE recorded 100% of VelocityHSI’s losses, which were applied against the Company’s investment in and receivables from VelocityHSI, until its investment in and receivable from VelocityHSI were reduced to zero. Losses were recorded on a 90-day lag basis in order to allow VelocityHSI to complete its financial reporting. During the quarter ended September 30, 2001, VelocityHSI filed for bankruptcy protection. BRE reduced the funds available to VelocityHSI for general corporate purposes by $2,400,000, to reserve against potential BRE liabilities related to VelocityHSI. BRE provided for the $2,400,000 allowance as part of its $7,163,000 charge during 2001. Approximately $900,000 is reserved against future liabilities at December 31, 2002. The $8,765,000 loss for the year ended December 31, 2000 is comprised of $3,076,000 in losses incurred prior to the spinoff and $5,689,000 of losses incurred between August 14, 2000 and September 30, 2000. There was no income statement impact from VelocityHSI in 2002.

11.    Stock Option Plans

BRE has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations in accounting for its employee and non-employee director stock options. As discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting and Disclosure of Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee and non-employee director stock options. Under APB 25, because the exercise price equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Employee Plans

The 1992 Stock Option Plan and the 1999 BRE Stock Incentive Plan (the “Plans”) provide for the issuance of Incentive Stock Options, Non-Qualified Stock Options, restricted shares and other grants. The maximum number of shares that may be issued under the Plans is 5,850,000. The option price may not be less than the fair market value of a share on the date that the option is granted and the options generally vest over three to five years, except for options granted pursuant to a reload, which vest 100% after 18 months from the date of the grant. Shareholders adopted the 1999 BRE Stock Incentive Plan in 1999. The 1999 BRE Stock Incentive Plan incorporated the Broad Based Plan created in 1999, and allows for grants of up to 3,500,000 shares. During 2002, 2001 and 2000, certain key employees were allowed to exercise options with a reload provision and 409,216, 247,852 and 233,146 reload grants were made, respectively, in those years. Changes in options outstanding during the years ended December 31, 2002, 2001 and 2000 were as follows:

	Years ended December 31
	2002		2001		2000
	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price
Balance at beginning of period	2,011,157	$26.59	1,984,610	$24.76	1,840,769	$24.96
Granted	1,091,976	$30.12	944,197	$29.28	1,085,093	$23.41
Exercised	(711,670)	$26.47	(570,068)	$24.24	(622,307)	$25.18
Cancelled	(200,897)	$26.65	(347,582)	$26.43	(318,945)	$24.47

Balance at end of period	2,190,566	$28.38	2,011,157	$26.59	1,984,610	$24.76

Exercisable	286,061	$26.72	351,458	$25.06	275,633	$22.97
Shares available for granting future options	1,525,816		2,007,679		852,442
Weighted average estimated fair value of options granted during the year		$2.98		$3.51		$3.79

At December 31, 2002, the exercise price of shares under option ranged from $17.44 to $33.80, with a weighted average exercise price of $28.38. The exercise price of all options granted in the years ended December 31, 2002, 2001 and 2000 was equal to the market price on the date of grant. Expiration dates range from 2003 through 2012; the weighted average remaining contractual life of these options is 7 years. Stock options were exercised during 2002 on options originally granted with exercise prices from $15.39 to $31.89. At December 31, 2002, there were 8,637 restricted shares outstanding under the Plans. There were 1,700, 0 and 320 restricted shares granted in 2002, 2001 and 2000, respectively, vesting over three to five years.

Direct Stock Purchase and Dividend Reinvestment Plan

In 1996, the Company instituted a direct stock purchase and dividend reinvestment plan (the “DRIP”) in which shareholders may purchase either newly issued or previously issued shares. The total amount of shares authorized under the DRIP is 1,500,000; from inception through December 31, 2002, 122,001 new shares have been issued.

Non-Employee Director Stock Option Plan

The Amended and Restated Non-Employee Director Stock Option Plan provides for the issuance of 25,000 Non-Qualified Stock Options per year to each non-employee member of the Board of Directors and up to an additional 25,000 options to the Chairman of the Board of Directors. In addition, up to 8,000 options may be granted to each non-employee director for committee membership and/or chairmanship, and up to 5,000 options may be granted based on the Company’s operational performance. This plan has a reload provision that granted an additional 377,915, 280,444, and 204,596 options in 2002, 2001 and 2000, respectively. The maximum number of shares that may be issued under this plan is 2,300,000. As with the Plans, the option price may not be less than the fair market value of a share on the date the option is granted. Changes in options outstanding for the years ended December 31, 2002, 2001 and 2000 were as follows:

	Years ended December 31
	2002		2001		2000
	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price
Balance at beginning of period	1,507,315	$28.16	1,291,759	$26.69	1,070,534	$24.81
Granted	657,751	$30.86	558,144	$29.50	479,596	$29.66
Exercised	(438,035)	$26.83	(342,588)	$24.77	(258,371)	$23.60
Cancelled	—	$—	—	$—	—	$—

Balance at end of period	1,727,031	$29.53	1,507,315	$28.16	1,291,759	$26.69

Exercisable	1,137,388	$28.88	1,039,153	$27.39	900,725	$25.39
Shares available for granting future options	227,939		507,775		785,475
Weighted average estimated fair value of options granted during the year		$2.93		$3.43		$4.37

At December 31, 2002, the exercise prices of shares under option ranged between $15.14 and $34.24, with expiration dates from 2004 to 2012. The exercise price of all options granted in the years ended December 31, 1997 through 2002 was equal to the market price on the date of grant. The options vest ratably over one year, except for options granted pursuant to a reload, which vest 100% after 18 months from the date of the grant, and options granted based on operational performance, which vest immediately. The weighted average remaining contractual life of these options is 7 years.

Pro forma information regarding net income and earnings per share required by SFAS 123 was determined as if BRE had accounted for the employee and non-employee director stock options granted in the years ended December 31, 1997 through 2002 under the fair value method of that Statement. The impact on the years ended December 31, 2002, 2001 and 2000 of options granted prior to 1996 was excluded from this presentation. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for the years ended December 31, 2002, 2001, and 2000:

	Years ended December 31
	2002	2001	2000
Risk-free interest rate	4.34%	4.96%	6.10%
Dividend yield	6.50%	6.00%	5.85%
Volatility	.20	.20	.22
Weighted average option life	7 years	7 years	7 years

The Black-Scholes option-pricing model was developed for use in estimating the fair market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the above stock option plans have characteristics significantly different from those of traded options, and because, in management’s opinion, changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of the above stock option plans.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. BRE’s pro forma information, as if the Company had adopted SFAS 123 as discussed above, follows:

	Years ended December 31
	2002	2001	2000
Net income available to common shareholders, as reported	$88,044,000	$78,808,000	$36,734,000
Less: Total stock-based compensation expense determined under fair value based method for all awards	4,558,000	5,234,000	2,819,000

Pro forma net income available to common shareholders	$83,486,000	$73,574,000	$33,915,000

Earnings per share:
Basic—as reported	$1.92	$1.70	$0.81
Basic—pro forma	$1.82	$1.59	$0.75
Diluted—as reported	$1.91	$1.69	$0.81
Diluted—pro forma	$1.81	$1.59	$0.75

The effect of the pro forma application of SFAS 123 is not necessarily representative of the effect on net income for future years.

In connection with the spin-off and distribution of VelocityHSI common stock on August 15, 2000, BRE option holders received options to purchase shares of VelocityHSI on the same one for five ratio as the stock distribution, as an anti-dilution mechanism. The VelocityHSI options granted to BRE option holders reflected the same terms as the BRE options, including the vesting provisions and exercise periods of the BRE options. The Company established the exercise price of each VelocityHSI option using the ratio of the holder’s BRE option exercise price to the underlying BRE market value per share immediately before the distribution. The Company then applied this ratio to the VelocityHSI value per share at the time of the distribution to establish the exercise price of the VelocityHSI option. The exercise price of the existing BRE option after the distribution was calculated by applying the same ratio to the BRE market value per share immediately after the distribution. The Company computed the market value of BRE common stock immediately before the distribution based on the market capitalization of BRE on August 4, 2000, the date which was three days prior to the distribution record date.

The formula used for determining the BRE and VelocityHSI option exercise prices was designed to assure that the aggregate intrinsic value of both the BRE option and the related VelocityHSI option for each option holder following the distribution was not greater than the intrinsic value of the BRE option prior to the distribution, under the guidelines included in Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB 25. The relevant guidelines, when applied in a spin-off transaction, provide that modifications to exercise prices of existing options and the granting of new awards for each option holder do not result in financial accounting consequences to the grantors. The issuance of options to purchase shares of VelocityHSI common stock to BRE option holders and the modification of the price of BRE options in the manner described did not result in a new measurement date for BRE’s accounting purposes.

12.    Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share with respect to income from continuing operations:

	2002	2001	2000
Numerator:
Net income available to common shareholders	$88,044,000	$78,808,000	$36,734,000
Less adjustment for (gain) loss on sales of investments	(4,862,000)	327,000	35,693,000
Less adjustment for earnings and gains from discontinued operations, net	(11,759,000)	(1,768,000)	(1,452,000)

Numerator for basic earnings per share before gains on sales of investments and discontinued operations	71,423,000	77,367,000	70,975,000
Effect of dilutive securities
Minority interest in income convertible into common shares	2,963,000	3,413,000	4,614,000

Numerator for diluted earnings per share before sales of investments and discontinued operations	$74,386,000	$80,780,000	$75,589,000

Denominator:
Denominator for basic earnings per share—weighted average shares	45,860,000	46,235,000	45,181,000
Effect of dilutive securities
Stock options	350,000	400,000	350,000
Weighted average convertible operating company units	1,560,000	1,875,000	2,739,000

Dilutive potential common shares	1,910,000	2,275,000	3,089,000

Denominator for diluted earnings per share adjusted for weighted average shares and assumed conversion	47,770,000	48,510,000	48,270,000

Basic earnings per share before sales of investments and discontinued operations	$1.56	$1.67	$1.57
Income per share from gain (loss) on sales of investments	0.10	(0.01)	(0.79)
Net earnings per share from discontinued operations	0.26	0.04	0.03

Basic earnings per share	$1.92	$1.70	$0.81

Diluted earnings per share before sales of investments and discontinued operations	$1.56	$1.66	$1.57
Income per share from gain (loss) on sales of investments	0.10	(0.01)	(0.79)
Net earnings per share from discontinued operations	0.25	0.04	0.03

Diluted earnings per share	$1.91	$1.69	$0.81

13.    Retirement Plan

BRE has a defined contribution retirement plan covering all employees with more than six months of continuous full-time employment. In addition to employee elective deferrals, in 2002, 2001, and 2000, BRE contributed up to 3% of the employee’s compensation up to $6,000, $5,100 and $4,800 per employee in 2002, 2001 and 2000, respectively. The aggregate amounts contributed and recognized as expense by BRE were $341,000, $323,000 and $365,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

14.    Related Party Transactions

Certain executives of BRE have purchased stock, the consideration for which was interest-bearing recourse loans. The loans given prior to 2000 may be forgiven in whole or in part upon the achievement of certain performance goals for BRE related to growth in assets, funds from operations and stock price. A portion of the loans expected to be forgiven are expensed currently as compensation. At December 31, 2002, the carrying amount of the loans was $3,183,000. The amounts of such loans expected to be forgiven and treated as compensation expense were $215,000, $300,000 and $300,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Loans issued from 2000 through July 2002, at which time the loan program was suspended, no longer have forgiveness provisions.

BRE had notes receivable from third party minority members of limited liability company subsidiaries of the company totaling $7,676,000 and $2,956,000 at December 31, 2002 and 2001, respectively. The amounts are recorded in other assets on the consolidated balance sheets.

15.    Litigation

As of December 31, 2002, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our consolidated financial condition and results of operations.

On June 29, 2000, BRE entered into an Agreement for Formation of Limited Liability Company and Contribution of Project (the “Agreement”) with an unrelated third-party. The Agreement contemplated that upon the completion of Pinnacle at MacArthur, BRE would contribute the project to a joint venture in which BRE and the third-party would be members. The closing deadline under the Agreement was April 1, 2002. However, due to disagreements between BRE and the third-party regarding their respective rights and obligations under the Agreement, the closing did not occur.

On April 1, 2002, the third-party brought litigation against BRE in the United States District Court for the Central District of California, Santa Ana Division. The lawsuit seeks specific performance of the Agreement or, in the alternative, damages. BRE has filed a counterclaim for a declaration that it was not, in fact, obligated to enter into the transaction under the terms demanded by the third-party. Resolution of this dispute is pending and the outcome is not yet determinable. Management does not anticipate that the litigation will have a material effect on BRE’s consolidated financial statements. Our investment in Pinnacle at MacArthur was recorded under the equity method of accounting through September 2002. Due to events associated with the litigation and the anticipated length of time required to resolve the dispute, we consolidated our investment and property-level indebtedness during the fourth quarter of 2002.

16.    Supplemental Financial Data (Unaudited)

Quarterly financial information follows:

	Year ended December 31, 2002
	Quarter ended March 31	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
	(amounts in thousands, except per share data)
Revenues*	$64,988	$67,038	$69,878	$69,914
Net income available to common shareholders	$20,198	$19,437	$22,389	$26,020
Net income per share—basic	$0.44	$0.42	$0.49	$0.57
Net income per share—diluted	$0.44	$0.42	$0.48	$0.56

	Year ended December 31, 2001
	Quarter ended March 31	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
Revenues*	$63,793	$64,617	$65,139	$63,684
Net income available to common shareholders	$17,659	$19,160	$21,766	$20,224
Net income per share—basic	$0.38	$0.41	$0.47	$0.44
Net income per share—diluted	$0.38	$0.41	$0.46	$0.44

*	Revenue totals do not include revenues from discontinued operations.

For the years ended December 31, 2002, 2001 and 2000, the federal income tax components of the Company’s dividends on the common and preferred stock were as follows (unaudited).

	Ordinary Income	20% Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital
Common stock
December 31, 2002	80%	15%	5%	—%
December 31, 2001	87%	—%	—%	13%
December 31, 2000	82%	6%	12%	—%

	Ordinary Income	20% Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital
Series A preferred stock
December 31, 2002	80%	15%	5%	—%
December 31, 2001	100%	—%	—%	—%
December 31, 2000	100%	—%	—%	—%

	Ordinary Income	20% Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital
Series B preferred stock
December 31, 2002	80%	15%	5%	—%
December 31, 2001	N/A	N/A	N/A	N/A
December 31, 2000	N/A	N/A	N/A	N/A

17.    Subsequent Event

On February 18, 2003, BRE closed on the sale of Berkshire Court, a 266-unit apartment community located near Portland, Oregon for a sales price of approximately $17,000,000 and a net gain on sale of approximately $800,000.

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(Dollar amounts in thousands)

Name	Location	Dates Acquired/ Constructed	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives—Years	Gross Amount at Which Carried at December 31, 2002
			Land	Buildings & Improvements			Land	Buildings & Improvements	Total	Accumulated Depreciation	Encumbrances
APARTMENTS
Sharon Green	Menlo Park, CA	1971/1970	$1,250	$5,770	$6,370	45	$1,250	$12,140	$13,390	$(5,738)
Verandas	Union City, CA	1993/1989	3,233	12,932	1,171	40	3,233	14,103	17,336	(3,568)	$11,673
Foster’s Landing	Foster City, CA	1996/1987	11,742	47,846	5,126	40	11,742	52,972	64,714	(8,329)
Pinnacle Crow Canyon	San Ramon, CA	1996/1992	8,724	34,895	731	40	8,724	35,626	44,350	(5,482)
Blue Rock I & II*	Vallejo, CA	1998/1986	6,836	27,352	2,013	40	6,836	29,365	36,201	(4,151)	23,290
Lakeshore Landing	San Mateo, CA	1998/1988	8,547	34,228	2,423	40	8,547	36,651	45,198	(5,418)
Red Hawk Ranch	Fremont, CA	1998/1995	11,747	47,082	1,600	40	11,747	48,682	60,429	(7,073)
Deer Valley*	San Rafael, CA	1998/1996	6,042	24,169	743	40	6,042	24,912	30,954	(3,159)
Pinnacle City Centre*	Hayward, CA	2000/2000	4,903	22,999	92	40	4,903	23,091	27,994	(1,555)
Sun Pointe Village	Fremont, CA	2000/1989	12,638	50,690	752	40	12,638	51,442	64,080	(2,935)

San Francisco Bay Area			75,662	307,963	21,021		75,662	328,984	404,646	(47,408)	34,963

Montanosa	San Diego, CA	1992/1989-90	6,005	24,065	2,915	40	6,005	26,980	32,985	(6,656)	34,312
Cimmaron	San Diego, CA	1993/1985	1,899	7,517	725	40	1,899	8,242	10,141	(1,914)	11,151
Hacienda	San Diego, CA	1993/1985	1,979	8,027	617	40	1,979	8,644	10,623	(2,014)	**
Westpark	San Diego, CA	1993/1985	990	3,949	418	40	990	4,367	5,357	(992)	**
Terra Nova Villas	Chula Vista, CA	1994/1985	2,925	11,699	552	40	2,925	12,251	15,176	(2,673)	9,811
Winchester	San Diego, CA	1994/1987	1,482	5,928	336	40	1,482	6,264	7,746	(1,344)
Canyon Villas	Chula Vista, CA	1996/1981	3,064	12,258	977	40	3,064	13,235	16,299	(2,311)
Lakeview Village	Spring Valley, CA	1996/1985	3,977	15,910	910	40	3,977	16,820	20,797	(2,976)
Countryside Village	El Cajon, CA	1996/1989	1,002	4,007	346	40	1,002	4,353	5,355	(789)
Cambridge Park*	San Diego, CA	1998/1998	7,628	30,521	205	40	7,628	30,726	38,354	(3,193)
Reflections	San Diego, CA	1999/1989	6,928	27,686	738	40	6,928	28,424	35,352	(2,202)
Pinnacle at Carmel Creek	San Diego, CA	2000/2000	4,744	45,430	3,230	40	4,744	48,660	53,404	(2,433)
Pinnacle at Otay Ranch I & II	Chula Vista, CA	2002/2002	8,928	43,388	767	40	8,928	44,155	53,083	(762)
Mission Trails	San Diego, CA	2002/1987	5,315	21,310	326	40	5,315	21,636	26,951	(272)
Bernardo Crest	San Diego, CA	2002/1988	6,016	24,115	467	40	6,016	24,582	30,598	(312)

San Diego			62,882	285,810	13,529		62,882	299,339	362,221	(30,843)	55,274

Village Green	La Habra, CA	1972/1971	372	2,763	834	40	372	3,597	3,969	(2,288)

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(Dollar amounts in thousands)

	Location	Dates Acquired/ Constructed	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives— Years	Gross Amount at Which Carried at December 31, 2002
Name			Land	Buildings & Improvements			Land	Buildings & Improvements	Total	Accumulated Depreciation	Encumbrances
APARTMENTS
Sycamore Valley	Fountain Valley, CA	1996/1969	4,617	18,691	1,987	40	4,617	20,678	25,295	(3,350)
Windrush Village	Colton, CA	1996/1985	3,747	14,989	808	40	3,747	15,797	19,544	(2,680)
The Summit	Chino, CA	1996/1989	1,838	7,354	328	40	1,838	7,682	9,520	(1,356)
Candlewood North	Northridge, CA	1996/1964-95	2,110	8,477	404	40	2,110	8,881	10,991	(1,493)
Parkside Village*	Riverside, CA	1998/1987	3,417	13,674	700	40	3,417	14,374	17,791	(1,866)	7,980
Parkside Court*	Santa Ana, CA	1998/1987	2,013	8,632	479	40	2,013	9,111	11,124	(1,269)
Parkside Terrace*	Santa Ana, CA	1998/1986	3,016	12,180	735	40	3,016	12,915	15,931	(1,740)
Villa Siena	Costa Mesa, CA	2000/1974	4,853	19,739	7,874	40	4,853	27,613	32,466	(1,941)
Cortesia at Rancho Santa Margarita	Rancho Santa Margarita, CA	2000/1999	7,740	30,982	1,123	40	7,740	32,105	39,845	(1,560)
Pinnacle at Laguna Niguel	Laguna Niguel, CA	2001/1988	12,571	50,308	1,745	40	12,571	52,053	64,624	(1,349)
Pinnacle Talega I	San Clemente, CA	2002/2002	3,901	10,730	—	40	3,901	10,730	14,631	—
Pinnacle at MacArthur Place	South Coast Metro, CA	2002/2002	8,155	54,257	1,815	40	8,155	56,072	64,227	(2)	40,000
Boulder Creek	Riverside, CA	2002/1985	3,564	14,306	300	40	3,564	14,606	18,170	(186)
Emerald Pointe*	Diamond Bar, CA	2002/1989	5,052	20,248	97	40	5,052	20,345	25,397	(106)

Los Angeles/Orange County			66,966	287,330	19,229		66,966	306,559	373,525	(21,186)	47,980

Selby Ranch	Sacramento, CA	1986/1971-74	2,660	18,340	6,656	40	2,660	24,996	27,656	(8,344)	11,477
Hazel Ranch	Fair Oaks, CA	1996/1985	2,471	9,885	962	40	2,471	10,847	13,318	(1,929)
Rocklin Gold	Rocklin, CA	1996/1990	1,558	6,232	382	40	1,558	6,614	8,172	(1,144)
Shaliko	Rocklin, CA	1996/1990	2,050	8,198	712	40	2,050	8,910	10,960	(1,600)
Quail Chase	Folsom, CA	1996/1990	1,303	5,211	416	40	1,303	5,627	6,930	(998)
Canterbury Downs	Roseville, CA	1996/1993	2,297	9,190	319	40	2,297	9,509	11,806	(1,637)
Overlook at Blue Ravine I*	Folsom, CA	1997/1991	6,050	24,203	1,615	40	6,050	25,818	31,868	(3,593)
Arbor Pointe	Sacramento, CA	1997/1988	1,814	7,256	2,040	40	1,814	9,296	11,110	(1,636)
Overlook at Blue Ravine II	Folsom, CA	2000/2000	1,014	9,575	—	40	1,014	9,575	10,589	(478)
Pinnacle at Blue Ravine	Folsom, CA	2002/2000	3,073	32,689	35	40	3,073	32,724	35,797	(409)

Sacramento			24,290	130,779	13,137		24,290	143,916	168,206	(21,768)	11,477

Scottsdale Cove	Scottsdale, AZ	1991-94/1992-94	3,243	14,468	948	40	3,243	15,416	18,659	(3,749)
Arcadia Cove	Phoenix, AZ	1996/1996	4,909	19,902	553	40	4,909	20,455	25,364	(3,365)

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(Dollar amounts in thousands)

	Location	Dates Acquired/ Constructed	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives— Years	Gross Amount at Which Carried at December 31, 2002
Name			Land	Buildings & Improvements			Land	Buildings & Improvements	Total	Accumulated Depreciation	Encumbrances
APARTMENTS
Newport Landing	Glendale, AZ	1995-96/1987-96	4,466	18,171	1,080	40	4,466	19,251	23,717	(3,295)
Pinnacle at S. Mountain I & II*	Phoenix, AZ	1998/1996	11,062	44,257	825	40	11,062	45,082	56,144	(5,868)	24,116
Pinnacle at Union Hills*	Phoenix, AZ	1998/1996	4,626	18,507	321	40	4,626	18,828	23,454	(2,445)
Pinnacle at Towne Center*	Phoenix, AZ	1999/1999	6,688	27,631	471	40	6,688	28,102	34,790	(2,893)	18,425
Pinnacle Terrace*	Chandler, AZ	1999/1999	4,561	18,793	177	40	4,561	18,970	23,531	(1,921)
Pinnacle Stonecreek	Phoenix, AZ	2002/2001	4,941	20,628	70	40	4,941	20,698	25,639	(259)	15,496

Phoenix			44,496	182,357	4,445		44,496	186,802	231,298	(23,795)	58,037

Parkwood	Mill Creek, WA	1989/1989	3,947	15,811	606	40	3,947	16,417	20,364	(5,369)
Shadowbrook	Redmond, WA	1987-98/1986	4,776	17,415	1,211	40	4,776	18,626	23,402	(6,033)	3,176
Citywalk	Seattle, WA	1988/1988	1,123	4,276	265	40	1,123	4,541	5,664	(1,656)
Thrasher’s Mill	Bothell, WA	1996/1988	2,031	8,223	694	40	2,031	8,917	10,948	(1,517)
Ballinger Commons	Seattle, WA	1996/1989	5,824	23,519	1,291	40	5,824	24,810	30,634	(4,207)
The Park at Dashpoint	Federal Way, WA	1998/1989	3,074	12,411	760	40	3,074	13,171	16,245	(1,938)
Montebello	Kirkland, WA	1998/1998	6,680	27,274	308	40	6,680	27,582	34,262	(3,379)
Park Highland	Bellevue, WA	1998/1993	5,602	22,483	422	40	5,602	22,905	28,507	(2,627)
Brentwood Townhomes	Kent, WA	1998/1991	1,387	5,574	242	40	1,387	5,816	7,203	(677)
Pinnacle BellCentre	Bellevue, WA	2000/2000	11,163	32,821	—	40	11,163	32,821	43,984	(1,517)
Pinnacle Bell Town	Seattle, WA	2001/1992	4,279	17,259	561	40	4,279	17,820	22,099	(636)	7,287
Pinnacle on Lake Washington	Renton, WA	2002/2002	4,878	26,184	663	40	4,878	26,847	31,725	(608)
Pinnacle Sonata	Bothell, WA	2002/2000	8,576	39,280	42	40	8,576	39,322	47,898	(698)

Seattle			63,340	252,530	7,065		63,340	259,595	322,935	(30,862)	10,463

Brookdale Glen	Portland, OR	1993/1985	2,797	11,188	1,277	40	2,797	12,465	15,262	(3,192)
Berkshire Court	Wilsonville, OR	1996/1996	3,284	13,200	2,284	40	3,284	15,484	18,768	(2,626)

Portland			6,081	24,388	3,561		6,081	27,949	34,030	(5,818)	—

Pinnacle Fort Union*	Salt Lake City, UT	1997/1997	3,008	12,034	181	40	3,008	12,215	15,223	(1,603)
Pinnacle Reserve*	Draper, UT	1997/1997	8,698	34,781	1,330	40	8,698	36,111	44,809	(4,699)
Pinnacle Canyon View*	Orem, UT	1998/1998	5,049	20,927	40	40	5,049	20,967	26,016	(2,295)

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(Dollar amounts in thousands)

	Location	Dates Acquired/ Constructed	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives— Years	Gross Amount at Which Carried at December 31, 2002
Name			Land	Buildings & Improvements			Land	Buildings & Improvements	Total	Accumulated Depreciation	Encumbrances
APARTMENTS
Pinnacle Mountain View*	Clearfield, UT	1998/1998	5,031	20,684	541	40	5,031	21,225	26,256	(2,203)

Salt Lake City			21,786	88,426	2,092		21,786	90,518	112,304	(10,800)	—

The Landing at Bear Creek	Lakewood, CO	1999/1996	3,666	14,777	499	40	3,666	15,276	18,942	(1,976)
Pinnacle Hunters Glen*	Thornton, CO	1998/1998	4,485	17,908	1,074	40	4,485	18,982	23,467	(1,890)
Pinnacle at Mountain Gate	Littleton, CO	2000/1999	8,371	33,687	180	40	8,371	33,867	42,238	(1,780)
Pinnacle at the Creek	Centennial, CO	2002/2002	1,693	20,487	765	40	1,693	21,252	22,945	(44)
Pinnacle Denver Tech Center	Greenwood Village, CO	2002/2002	2,953	24,250	—	40	2,953	24,250	27,203	(122)

Denver			21,168	111,109	2,518		21,168	113,627	134,795	(5,812)	—

Total			$386,671	$1,670,692	$86,597		$386,671	$1,757,289	$2,143,960	$(198,292)	$218,194

*	Property held by a consolidated subsidiary of the Company
**	These properties are also collateral for the loan shown on the Cimmaron property.

BRE PROPERTIES, INC.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(Amounts in thousands)

The activity in investments in rental properties and related depreciation for the three-year period ended December 31, 2002 is as follows:

Investments in rental properties:

	Years ended December 31,
	2002	2001	2000
Balance at beginning of year	$1,790,283	$1,646,486	$1,691,762
Multifamily communities purchased	156,543	84,524	171,741
Transfers from construction in progress and other miscellaneous capitalization	94,909	57,950	76,619
Consolidation of equity interests in real estate joint ventures	139,382	—	—
Investments sold	(51,934)	(23,603)	(309,561)
Capital expenditures	5,728	4,990	4,647
Rehabilitation expenditures	9,049	19,936	11,278

Balance at end of year	$2,143,960	$1,790,283	$1,646,486

Accumulated Depreciation:
	Years ended December 31,
	2002	2001	2000
Balance at beginning of year	$158,873	$124,618	$109,623
Depreciation expense	47,535	40,328	37,425
Other depreciation	(2,434)	(2,665)	(2,510)
Accumulated depreciation on investments sold	(5,682)	(3,408)	(19,920)

Balance at end of year	$198,292	$158,873	$124,618

INDEX TO EXHIBITS

Exhibit Number
3.0	Amended and Restated Articles of Incorporation (previously filed on March 15, 1996 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K)

3.1	Articles of Amendment (previously filed on April 28, 1997 as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-24915), as amended, and incorporated by reference herein)

3.2

Articles Supplementary of the Registrant, classifying and designating the terms of the Series A Cumulative Redeemable Preferred Stock (previously filed on January 29, 1999 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

3.3

Articles Supplementary of the Registrant, classifying and designating the terms of the Series B Cumulative Redeemable Preferred Stock (previously filed on June 17, 2002 as Exhibit 1.5 of the Registrant’s Form 8-A)

3.4	Certificate of Correction of the Registrant (previously filed on January 29, 1999 as Exhibit 1.3 to the Registrant’s Form 8-A and incorporated by reference herein)

3.5	Amended and Restated By-Laws of the Registrant (previously filed on August 14, 1998 as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.0

Indenture dated as of June 23, 1997 between the Registrant and Chase Trust Company of California (previously filed on June 23, 1997 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.1

First Supplemental Indenture dated as of April 23, 1998 between the Registrant and Chase Manhattan Bank and Trust Company, National Association, as successor trustee (previously filed on May 14, 1998 as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.2	Form of Note due 2007 (previously filed on June 23, 1997 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.3	Form of Note due 2013 (previously filed on February 24, 1998 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.4	Form of Note due 2011 (previously filed on January 12, 2001 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.5	Form of Note due 2007 (previously filed on March 13, 2002 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K)

4.6	Form of Note due 2009 (previously filed on August 26, 2002 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K)

4.7	Specimen Common Stock Certificate (previously filed on April 10, 1997 as Exhibit 4.10 to the Registrant’s Registration Statement on Form S-3)

4.8	Specimen Series A Cumulative Redeemable Preferred Stock Certificate (previously filed on January 29, 1999 as Exhibit 1.5 to the Registrant’s Form 8-A)

4.9	Specimen Series B Cumulative Redeemable Preferred Stock Certificate (previously filed on June 17, 2002 as Exhibit 1.6 to the Registrant’s Form 8-A)

10.0	Amended and Restated 1992 Employee Stock Plan (previously filed on November 14, 1997 as Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.1	First Amendment to BRE Properties, Inc. Amended and Restated 1992 Employee Stock Plan (previously filed on November 8, 2002 as Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q)

Exhibit Number
10.2	1992 Payroll Investment Plan (previously filed on October 19, 1992 in the Exhibits to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.3	Amended and Restated Non-Employee Director Stock Option Plan (previously filed on March 12, 2001 as Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.4

First Amendment to the Amended and Restated Non-Employee Director Stock Option Plan (previously filed on March 12, 2001 as Exhibit 10.60 to the Registrant’s Annual Report on
Form 10-K and incorporated by reference herein)

10.5	Second Amendment to the Amended and Restated Non-Employee Director Stock Option Plan (previously filed on November 8, 2002 as Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q)

10.6	1999 BRE Stock Incentive Plan (previously filed on August 16, 1999 as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.7	First amendment to the 1999 BRE Stock Incentive Plan (previously filed on March 12, 2001 as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.8	Second amendment to the 1999 BRE Stock Incentive Plan (previously filed on March 12, 2001 as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.9	Third Amendment to 1999 BRE Stock Incentive Plan (previously filed on November 8, 2002 as Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q)

10.10	Dividend Reinvestment Plan (previously filed on August 9, 1996 in the Registrant’s Registration Statement on Form S-3 (File No. 333-09945) and incorporated by reference herein)

10.11

BRE Properties Inc. Deferred Compensation Plan effective January 1, 2000 (previously filed on March 14, 2000 as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K, as amended by the Annual Report on Form 10-K/A filed on August 4, 2000 and incorporated by reference herein)

10.12	Employment Agreement with LeRoy E. Carlson dated March 15, 1996 (previously filed on December 22, 1995 in the Registrant’s Form S-4 (File No. 333-65365) and incorporated by reference herein)

10.13	Employment Agreement with Edward F. Lange, Jr. dated June 23, 2000

10.14	Employment Agreement with Bradley P. Griggs dated December 8, 2001 (previously filed on March 12, 2001 as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K)

10.15	Employment Agreement with Frank C. McDowell dated January 24, 2001 (previously filed on March 12, 2001 as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K)

10.16	Employment Agreement with Deirdre A. Kuring dated October 25, 2002 (previously filed on February 27, 2002 as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K)

10.17	Employment Agreement with Constance B. Moore dated July 11, 2002 (previously filed on November 8, 2002 as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q)

10.18	Form of deferred compensation agreement with Eugene P. Carver (previously filed on October 13, 1994 as Exhibit 10.10 to the Registrant’s Annual Report Form 10-K and incorporated by reference herein)

10.19	Form of Indemnification Agreement (previously filed on February 27, 2002 as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K)

10.20	Treasury Lock Swap Transaction (previously filed on November 14, 1996 as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

Exhibit Number
10.21

Treasury rate guarantee hedge with Morgan Stanley, dated November 21, 1997 (previously filed on March 26, 1998 as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.22

Loan Agreement between The Prudential Insurance Registrant of America, as Lender and Real Estate Investment Trust of California, as Borrower, dated as of January 31, 1994 (previously filed on February 19, 1997 as Exhibit 10.30 to the Registrant’s Form 10-K, as amended by the Report on the Registrant’s Annual Report on Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

10.23

First Amendment to Loan Agreement by and between The Prudential Insurance Company of America and Real Estate Investment Trust of California, dated July 7, 1995 (previously filed on February 19, 1997 as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, as amended by the Annual Report on the Registrant’s Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

10.24

Second Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated April 30, 1996 (previously filed on February 19, 1997 as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, as amended by the Annual Report on the Registrant’s Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

10.25

Third Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated November 20, 1996 (previously filed on February 19, 1997 as Exhibits 10.33 to the Registrant’s Annual Report on Form 10-K, as amended by the Report on the Registrant’s Annual Report on Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

10.26

Fourth Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated February 25, 1997 (previously filed on August 12, 1997 as Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.27

Fifth Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated June 30, 1997 (previously filed on August 12, 1997 as
Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.28

Loan Agreement between The Prudential Insurance Company of America, as Lender and Real Estate Investment Trust of California, as Borrower, dated as of July 7, 1995 (previously filed on
February 19, 1997 as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, as amended by the Report on the Registrant’s Annual Report on Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

10.29

First Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant dated April 30, 1996 (previously filed on February 19, 1997 as
Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K, as amended by the Annual Report on the Registrant’s Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

10.30

Second Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated November 20, 1996 (previously filed on February 19, 1997 as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, as amended by the Annual Report on the Registrant’s Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

10.31

Third Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated February 25, 1997 (previously filed on August 12, 1997 as Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

Exhibit Number
10.32

Fourth Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated June 30, 1997 (previously filed on August 12, 1997 as
Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.33

Second Amended and Restated Unsecured Line of Credit Loan Agreement by and among the Registrant, Bank of America, N.A., and certain banks as parties thereto, dated December 19, 2000 (previously filed on March 12, 2001 as Exhibit 10.53 to the Registrant’s Annual Report on
Form 10-K and incorporated by reference herein)

10.34

Side Letter Agreement by and among the Registrant, Bank of America, N.A. and certain banks as parties thereto, dated January 11, 2001 (previously filed on March 12, 2001 as Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.35

Amended and Restated Limited Liability Company Agreement of BRE Property Investors LLC, dated as November 18, 1997 (previously filed on December 18, 1997 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.36

Contribution Agreement dated as of September 29, 1997 between the Registrant, BRE Property Investors LLC and the TCR Signatories (previously filed on November 14, 1997 as Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.37

The Registration Rights Agreement among the Registrant, BRE Property Investors LLC and the other signatories thereto dated November 18, 1997 (previously filed on December 3, 1997 as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (No. 333-41433), as amended, and incorporated by reference herein)

10.38

The Registration Rights Agreement between the Registrant and Legg Mason Unit Investment Trust Series 7, Legg Mason REIT Trust, December 1998 Series, dated as of December 23, 1997, (previously filed on January 27, 1998 as Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 (No. 333-44997), as amended, and incorporated by reference herein)

10.39

Purchase and Sale Agreement by and between the Registrant and G&I III Residential One LLC dated July 10, 2000 (previously filed on September 8, 2000 as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.40

Amendment No. 1 to the Purchase and Sale Agreement by and between the Registrant and G&I III Residential One LLC dated September 6, 2000 (previously filed on September 28, 2000 as
Exhibit 2.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.41

Amendment No. 2 to the Purchase and Sale Agreement by and between the Registrant and G&I III Residential One LLC dated October 24, 2000 (previously filed on November 14, 2000 as
Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.42

Amendment No. 3 to the Purchase and Sale Agreement by and between the Registrant and G&I III Residential One LLC dated January 31, 2001 (previously filed on March 12, 2001 as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.43

Office Lease between OTR, an Ohio general partnership and the Registrant dated September 26, 1997 (previously filed on March 26, 1998 as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.44

Promissory Note payable by BRE Properties, Inc. to the order of Prudential Multifamily Mortgage, Inc. dated September 28, 2000 (previously filed on March 12, 2001 as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.45	Retirement Plan for Employees of BRE Properties, Inc

12	Statements re: computation of ratios

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP