Form 10-Q
period 2003-03-31
BRE PROPERTIES INC /MD/
filed 2003-05-15
CIK 1011174

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14306

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

Indicate by check mark X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark X whether the registrant is an accelerated filer (as defined in Ruler 12b-2 of the Exchange Act).

Yes ☒	No ☐

Number of shares of common stock outstanding as of May 9, 2003	46,031,212

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

March 31, 2003

PART I   FINANCIAL INFORMATION
ITEM 1 - Financial Statements
BRE Properties, Inc.
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	March 31, 2003	December 31, 2002

	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,121,995	$2,143,960
Construction in progress	72,364	90,675
Less: accumulated depreciation	(201,399)	(198,292)

	1,992,960	2,036,343
Equity interests in and advances to real estate joint ventures-Investments in rental properties	10,658	10,761
Land under development	15,418	14,574
Real estate held for sale, net	11,972	—

Total real estate portfolio	2,031,008	2,061,678
Cash	2,845	893
Other assets	46,567	46,142

Total assets	$2,080,420	$2,108,713

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured senior notes	$764,538	$774,570
Unsecured line of credit	225,000	181,000
Mortgage loans	161,100	218,194
Accounts payable and accrued expenses	30,267	38,618

Total liabilities	1,180,905	1,212,382

Minority interests	44,739	45,147

Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized. 2,150,000 shares 8.5% Series A Cumulative Redeemable issued and outstanding, $25 liquidation preference; 3,000,000 shares 8.08% Series B Cumulative Redeemable issued and outstanding, $25 liquidation preference.	128,750	128,750
Common stock, $.01 par value; 100,000,000 shares authorized. Shares issued and outstanding: 45,975,948 at March 31, 2003 and 45,870,723 at December 31, 2002.	459	459
Additional paid-in capital	684,968	683,733
Accumulated net income in excess of cumulative dividends	43,595	41,425
Stock purchase loans to executives	(2,996)	(3,183)

Total shareholders’ equity	854,776	851,184

Total liabilities and shareholders’ equity	$2,080,420	$2,108,713

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)
(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,

	2003	2002

Revenues
Rental income	$63,504	$58,859
Ancillary income	2,857	2,584
Partnership and other income	745	1,290

Total revenues	67,106	62,733

Expenses
Real estate	19,396	16,828
Provision for depreciation	12,831	10,007
Interest	14,441	12,832
General and administrative	2,683	2,203

Total expenses	49,351	41,870

Income before minority interests in consolidated subsidiaries and discontinued operations	17,755	20,863
Minority interests in income	(824)	(969)

Income from continuing operations	16,931	19,894
Discontinued operations:
Gain on sales	9,636	—
Discontinued operations, net	707	1,446

Income from discontinued operations	10,343	1,446
Net Income	27,274	21,340
Dividends attributable to preferred stock	2,657	1,142

Net income available to common shareholders	$24,617	$20,198

Net income per outstanding common share-basic:
Income from continuing operations	$0.31	$0.41
Income from discontinued operations	0.23	0.03

Net income per share – basic	$0.54	$0.44

Net income per outstanding common share-assuming dilution:
Income from continuing operations	$0.31	$0.41
Income from discontinued operations	0.22	0.03

Net income per share – assuming dilution	$0.53	$0.44

Weighted average common shares outstanding – basic	45,940	45,835

Weighted average common shares outstanding – assuming dilution	47,350	47,850

Dividends declared and paid per common share	$0.4875	$0.4875

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	For the Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$27,274	$21,340
Adjustments to reconcile net income to net cash flows generated by operating activities:
Net gain on sales	(9,636)	—
Income from investments in unconsolidated entities	(316)	(1,075)
Provision for depreciation	12,831	10,007
Depreciation from discontinued operations	306	751
Minority interests in income	824	969
(Increase) decrease in other assets	(931)	205
Decrease in accounts payable and accrued expenses	(8,351)	(592)

Net cash flows generated by operating activities	22,001	31,605

Cash flows from investing activities:
Proceeds from sales of investments, net	46,000	—
Capital expenditures	(2,548)	(1,673)
Rehabilitation expenditures and other	(1,058)	(1,071)
Additions to direct investment construction in progress	(13,874)	(16,089)
Advances to unconsolidated joint ventures for construction in progress	—	(7,830)
Additions to land under development	(844)	(7,920)
Distributions from unconsolidated entities	312	768

Net cash flows generated by (used in) investing activities	27,988	(33,815)

Cash flows from financing activities:
Issuance of unsecured senior notes, net	—	149,005
Principal payments on unsecured senior notes and mortgage loans	(67,123)	(19,973)
Line of credit:
Advances	89,000	78,000
Repayments	(45,000)	(180,000)
Dividends paid	(25,104)	(23,536)
Repurchase of common shares	(724)	(1,826)
Proceeds from exercises of stock options, net	1,742	1,787
Distributions to minority members of consolidated subsidiaries	(828)	(995)

Net cash flows (used in) generated by financing activities	(48,037)	2,462

Increase in cash	1,952	252
Balance at beginning of period	893	3,892

Balance at end of period	$2,845	$4,144

Supplemental disclosure of non cash activities:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$32,185	$30,456

Transfers of land under development to direct investments in real estate–construction in progress	$—	$12,469

Decrease in carrying value of debt attributed to hedging activities	$(3)	$(259)

Minority interest unit conversions to common shares	$404	$—

See condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2003

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in consolidated financial statements have been omitted.  The consolidated balance sheet at December 31, 2002 has been derived from the audited statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These consolidated financial statements should be read in conjunction with the Annual Report of BRE Properties, Inc. (the “Company” or “BRE”) on Form 10-K for the year ended December 31, 2002.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments only) necessary for a fair presentation of the Company’s consolidated financial statements for the interim periods presented.

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

NOTE B – REPORTABLE SEGMENTS

BRE has determined that it has one operating and reportable segment, multifamily communities, which comprised approximately 98% of BRE’s assets and 99% of BRE’s revenues for the three months ended March 31, 2003. All multifamily communities owned by the Company are located in the Western United States, in three general markets that it defines as California, Pacific Northwest, and Mountain/Desert States.

BRE’s business focus is the ownership and operation of multifamily communities and it evaluates performance and allocates resources primarily based on the net operating income (“NOI”) of each individual multifamily community.  NOI is defined by the Company (and generally by the real estate industry) as the excess of all revenue generated by the community (primarily rental revenue) less direct operating expenses (primarily, but not limited to, payroll, property taxes, insurance and maintenance expense).  Accordingly, NOI excludes depreciation, capitalized expenditures and interest expense.  NOI from multifamily communities, including NOI from discontinued operations, totaled $47,978,000 and $47,067,000 for the three months ended March 31, 2003 and 2002, respectively.

All of BRE’s revenues are from external customers.  There are no tenants that contributed 10% or more of BRE’s total consolidated revenues in the three months ended March 31, 2003 or 2002.  Interest income is not separately reported, as it is immaterial.  For segment reporting purposes, interest expense on debt is not allocated to individual properties, even if such debt is secured.  There is no provision for income tax as the Company is organized as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

NOTE C – ACCOUNTING POLICY UPDATE

Effective January 1, 2003, BRE adopted the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure” (SFAS 148).  BRE has adopted the prospective method as provided for in SFAS 148, under which the provisions of SFAS 123 will be applied prospectively to all awards granted, modified or settled after January 1, 2003.  Therefore, the cost related to stock-based compensation included in the determination of net income for the first quarter of 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS 123.  Prior to 2003, BRE accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  Awards under BRE’s option plans vest over periods ranging from one to five years.  The following table illustrates the pro forma effect on net income and earnings per share of all outstanding and unvested awards in each period.

	Three months ended March 31,

(in thousands, except per share data)	2003	2002

Net income available to common shareholders, as reported	$24,617	$20,198
Add: Stock-based compensation expense included in reported net income	100	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(1,397)	(1,429)

Pro forma net income	$23,320	$18,769

Earnings per share:
Basic-as reported	$0.54	$0.44
Basic-pro forma	$0.51	$0.41
Diluted-as reported	$0.53	$0.44
Diluted-pro forma	$0.50	$0.41

The effect of pro forma application of SFAS 123 is not necessarily representative of the effect on net income for future periods.

NOTE D – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

BRE has five interest rate swap agreements outstanding that attain a floating rate of interest on a portion of its fixed rate debt. BRE designated these derivative instruments to be utilized as fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  Under SFAS 133, the resulting assets or liabilities attributed to derivative instruments are carried on BRE’s consolidated financial statements at their estimated fair values.  The hedges are perfectly effective and, therefore, changes in the derivative fair value and the change in fair value of the hedged items during the hedging period exactly offset with no valuation impact on BRE’s current earnings.

The notional amount at March 31, 2003 of the interest rate swaps utilized in the fair value hedges is $65,759,000, with maturity dates ranging from 2004 to 2005.  The principal amount of debt being hedged equals the notional amount of the interest rate swaps.  The fair value hedges convert the interest rate on debt with a weighted average fixed rate of 7.45% to a floating rate equal to LIBOR plus an average spread of 3.0%, which resulted in an effective rate of 4.3% for the three months ended March 31, 2003.  The fair value of the interest rate swaps at March 31, 2003 was $3,497,000 and is recorded in other assets on the consolidated balance sheet.  At March 31, 2003, offsetting amounts of $1,959,000 and $1,538,000 have been recorded as an increase to mortgage loans payable and unsecured senior notes, respectively.  To determine the fair values of derivatives, BRE uses market valuations provided by third parties.

NOTE E – DISCONTINUED OPERATIONS

For properties accounted for under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property, as well as the net gain or loss on disposal.  At March 31, 2003, BRE classified one operating community located in Portland, Oregon as held for sale under the provisions of SFAS 144 and ceased depreciation.  The sale of the community closed subsequent to the end of the first quarter.

During the first quarter of 2003, BRE sold two operating communities with a total of 746 units: Newport Landing, with 480 units, located in the Phoenix metro area of Glendale, Arizona and Berkshire Court, with 266 units, located in the Portland, Oregon metro area of Wilsonville, Oregon. The communities were sold for an aggregate sales price of approximately $46.7 million, resulting in a gain on sale of $9.6 million. During the fourth quarter of 2002, BRE sold three operating communities with a total of 663 units for an aggregate sales price of approximately $58.3 million, resulting in a net gain on sale of $10.1 million.  The following is a breakdown of the gain on sales and the combined results of operations from the asset held for sale and the two assets sold during the first quarter for the three months ended March 31, 2003 and the combined results of operations for the five multifamily communities sold since January 1, 2002 and the asset held for sale at March 31, 2003 for the three months ended March 31, 2002.

	Three months ended March 31,

(in thousands)	2003	2002

Rental income	$1,739	$3,898
Real estate expenses	(726)	(1,446)
Interest expense	—	(255)
Provision for depreciation	(306)	(751)
Gain on sales	9,636	—

Total discontinued operations	$10,343	$1,446

NOTE F – SUBSEQUENT EVENTS

On April 4, 2003, BRE amended and restated its revolving unsecured credit facility.  The maturity date of the facility was extended to April 2006 from December 2003, with an option to extend the term one year beyond the maturity date.  BRE elected to reduce the borrowing capacity to $350,000,000 from $450,000,000.  Borrowings continue to bear interest at LIBOR plus 0.70%, plus a fee of 0.20% payable on the unused portion of the credit facility.

On April 24, 2003, BRE closed on the sale of Brookdale Glen, a 354-unit apartment community located in Portland, Oregon, for a sales price of approximately $26,000,000 in cash and recognized a gain on sale of approximately $13,500,000.

Subsequent to the end of the first quarter 2003, we established a $100,000,000 Fannie Mae credit facility maturing in 2008.  The credit facility is secured by five multifamily communities, which are held by a bankruptcy-remote special purpose subsidiary of BRE.  Initial borrowings under the facility will bear interest at variable rates with maturities from one to nine months, plus a facility fee of up to 0.65%.   The initial all-in rate on our borrowings, including interest, margin and fees, is 1.87%.  We also have the option to convert variable-rate borrowings to fixed-rate borrowings.  Subject to the terms of the facility, we have the option to increase its size to $250 million.  Drawings on the line of credit are available to fund our investment activities and for general corporate purposes.

NOTE G – NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board recently issued SFAS No. 149, “Amendment of SFAS 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133.

SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements.

SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  BRE will prospectively apply the guidance on any new contracts entered into subsequent to June 30, 2003, and does not expect the adoption of SFAS 149 to have a material impact on its results of operations.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2003

Overview

We are a self-administered equity real estate investment trust or “REIT” focused on the acquisition, development, and management of multifamily apartment communities in nine metropolitan markets of the Western United States.  At March 31, 2003, our portfolio had real estate assets with a book value of approximately $2.0 billion that included 79 wholly or majority-owned apartment communities, aggregating 22,045 units; two apartment communities that we manage and own in partnerships or other joint venture arrangements, comprised of 488 apartment units; and six wholly-owned apartment communities in various stages of construction and development totaling 1,184 units.

During the first quarter of 2003, we completed the development of Pinnacle at the Tech Center, with 420 units located in Greenwood Village, Colorado, and transferred this community from construction in progress to investments in real estate.  Also during the first quarter of 2003, we sold two operating communities with a total of 746 units. The communities were sold for an aggregate sales price of approximately $46.7 million, resulting in a gain on sale of approximately $9.6 million.

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

Critical Accounting Policies

We define critical accounting policies as those that require management’s most difficult, subjective or complex judgments.  A summary of our critical accounting policies follows.  Additional discussion of accounting policies that we consider significant, including further discussion of the critical accounting policies described below, can be found in the notes to our consolidated financial statements in our 2002 Annual Report on Form 10-K.

Real Estate

Our investments in real estate are carried at cost and are periodically evaluated for indicators of impairment.  The evaluation of impairment and the determination of values are based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value is warranted.

In the normal course of business, we will receive offers for sale of our properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. We classify real estate as ‘‘held for sale’’ when all of the criteria set forth in SFAS 144 are met, including the criterion that it is probable, in the opinion of management, that a property will be disposed of within one year.

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

Derivatives and Hedging Activities

We use derivative financial instruments in the normal course of business with the objective of lowering our overall borrowing costs.  As of March 31, 2003, we had five interest rate swap agreements with a notional value aggregating approximately $65,759,000 that are used to attain a floating rate of interest on a portion of our fixed rate debt, maturing in 2004 and 2005.  These derivatives qualify for hedge accounting as discussed in Note D to our March 31, 2003 unaudited consolidated financial statements.  We record the instruments at values obtained from third parties.  The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Stock-Based Compensation

Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure” (SFAS 148).  We have adopted the prospective method as provided in SFAS 148, under which the provisions of SFAS 123 will be applied prospectively to all awards granted, modified or settled after January 1, 2003.  Prior to 2003, we accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, which resulted in no expense recognition.  Under SFAS 123, we include in general and administrative expense a charge based on the implied value of options vesting in the current period.  The change in accounting method did not have a material impact on our consolidated financial statements.  The options are valued using the Black-Scholes option-pricing model.

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

We amended and restated our revolving unsecured credit facility on April 4, 2003, extending the maturity date from December 2003 to April 2006, with an option to extend the term one year beyond the maturity date.  We elected to reduce the borrowing capacity from $450,000,000 to $350,000,000.  The interest rate on the line of credit was maintained at LIBOR plus 0.70%, plus a fee of 0.20% payable on the unused portion of the credit facility.  Our pricing spread above LIBOR is dependent upon our credit ratings and can range from 0.50% to 1.45%.

Borrowings under our line of credit totaled $225,000,000 at March 31, 2003, compared to $181,000,000 at December 31, 2002. Drawings on the line of credit are available to fund our investment activities and general corporate purposes. We typically reduce our outstanding balance on the line of credit with available cash balances.

Subsequent to the end of the first quarter 2003, we established a $100,000,000 Fannie Mae credit facility maturing in 2008.  The credit facility is secured by five multifamily communities, which are held by a bankruptcy-remote special purpose subsidiary of BRE.  Initial borrowings under the facility will bear interest at variable rates with maturities from one to nine months, plus a facility fee of up to 0.65%.   The initial all-in rate on our borrowings, including interest, margin and fees, is 1.87%.  We also have the option to convert variable-rate borrowings to fixed-rate borrowings.  Subject to the terms of the facility, we have the option to increase its size to $250 million.  Drawings on the line of credit are available to fund our investment activities and for general corporate purposes.

We had a total of $763,000,000 in unsecured senior notes (excluding a basis adjustment of $1,538,000 from hedging activities) at March 31, 2003, consisting of the following:

Year of Maturity	Unsecured Senior Note Balance	Interest Rate

2004	$15,000,000	4.86%
2005	18,000,000	4.54%
2007	50,000,000	7.20%
2007	150,000,000	5.95%
2009	150,000,000	5.75%
2011	250,000,000	7.45%
2013	130,000,000	7.13%

Total / Average Interest Rate	$763,000,000	6.63%

In addition, at March 31, 2003, we had mortgage indebtedness totaling $159,141,000 (excluding an adjustment of $1,959,000 from hedging activities) at effective interest rates ranging from 2.9% to 8.4%, and remaining terms of from less than one to 13 years.

As of March 31, 2003, we had total outstanding debt balances of approximately $1,151,000,000 and total outstanding shareholders’ equity and minority interests of approximately $900,000,000, representing a debt to total book capitalization ratio of 56%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants during the quarter ended March 31, 2003.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2003, such as scheduled debt repayments, construction funding and property acquisitions. At March 31, 2003, we had an estimated cost of $57,300,000 to complete existing construction in progress, with funding estimated from 2003 through 2004.  Scheduled debt repayments through December 31, 2003 total approximately $17,000,000.

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

Our Board of Directors has authorized the purchase of our common stock in an amount up to $60,000,000.  The timing of repurchase activity is dependent upon the market price of our shares, and other market conditions and factors.  During the first quarter 2003, we repurchased approximately $724,000 of common stock, representing 25,500 shares at an average purchase price of $28.39 per share.  As of March 31, 2003, we had cumulatively repurchased a total of approximately $51,100,000 of common stock, representing 1,785,600 shares at an average purchase price of $28.64 per share.

Results of Operations

Comparison of the Three Months Ended March 31, 2003 and 2002

Revenues

Total revenues were $67,106,000 for the three months ended March 31, 2003, compared to $62,733,000 for the same period in 2002, excluding revenues from discontinued operations.  The increase in total revenues was generated from communities acquired and developed after December 31, 2001, which we would define as our “non same-store” communities.  During the past 15 months, we have acquired four communities, completed the construction of three wholly owned communities and consolidated our interests in five communities that we developed and operated, and were subject to joint venture arrangements.  The increase in revenues generated from non same-store communities has been partially offset by reductions in revenues from our same-store portfolio and partnership and other income.  The year over year decrease in same-store revenue is attributable to a 6% reduction in average monthly rents, from $1,136 for the quarter ended March 31, 2002, to $1,065 for the quarter ended March 31, 2003.  The decrease in partnership and other income is due to the consolidation of our interest in five of the seven joint ventures that were operating during the first quarter of 2002.

A summary of the components of revenue for the quarters ended March 31, 2003 and 2002 follows (dollars in thousands):

	Three months ended March 31, 2003		Three months ended March 31, 2002		% Change from 2002 to 2003

	Revenues	% of Total Revenues	Revenues	% of Total Revenues

Same-store	$56,990	85%	$60,399	96%	(6)%
Non Same-store	9,371	14%	1,044	2%	798%
Partnership and other Income	745	1%	1,290	2%	(42)%

Total revenues	$67,106	100%	$62,733	100%	7%

Multifamily communities’ average physical occupancy rates for the quarters ended March 31, 2003 and 2002 were as follows:

	2003	2002

Multifamily: Same-store	94%	94%
Multifamily: All	94%	94%

Portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio.  Apartment units are generally leased to residents for rental terms that do not exceed one year.

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties for the quarter ended March 31, 2003 increased 15% to $19,396,000 from $16,828,000 in the comparable period in 2002, excluding real estate expenses from discontinued operations.  The increase was attributable to non same-store expenses, which increased $2,489,000 and comprised 97% of the total $2,568,000 increase in real estate expenses.  The first quarter 2003 non same-store number includes real estate expenses from the 12 communities we acquired, developed, or consolidated after December 31, 2001, while the first quarter 2002 non same-store number includes expenses from two development communities that were in the lease-up phase during 2002.

A summary of the categories of real estate expense for the three months ended March 31, 2003 and 2002 follows (dollars in thousands):

	Three months ended March 31, 2003		Three months ended March 31, 2002		% Change from 2002 to 2003

	Expense	% of Total Revenues	Expense	% of Total Revenues

Same-store	$16,633		$16,554		—%
Non same-store	2,763		274		908%

Total real estate expenses	$19,396	28.9%	$16,828	26.8%	15%

Provision for Depreciation

The provision for depreciation increased to $12,831,000 for the three months ended March 31, 2003, from $10,007,000 for the same period in 2002.  The $2,824,000 increase in 2003 resulted from higher depreciable bases on new property acquisitions, development properties completed and joint venture assets consolidated.

Interest Expense

Interest expense was $14,441,000 (net of interest capitalized to the cost of apartment communities under development of $3,082,000) for the quarter ended March 31, 2003, an increase of $1,609,000 or 13% from the comparable period in 2002.  Interest expense was $12,832,000 for the same period in 2002 and was net of $3,044,000 of interest capitalized to the cost of apartment communities under construction.  The increase in interest expense was due to higher average debt balances in first quarter 2003 than in the same period 2002, partially offset by slightly lower average interest rates on outstanding borrowings.

General and Administrative

General and administrative costs totaled $2,683,000, or approximately 4.0% of total revenues, for the first quarter in 2003.  General and administrative costs totaled $2,203,000, or approximately 3.5% of total revenues, for the first quarter in 2002.  The first quarter 2003 increase is primarily due to stock-based compensation (we adopted SFAS 123 effective January 1, 2003), other compensation changes and professional fees.

Minority Interests

Minority interests in net income were $824,000 and $969,000 for the quarters ended March 31, 2003 and 2002, respectively.  Minority interests and consequently, minority interests in income declined as operating company unit holders of BRE Property Investors LLC exchanged their units for shares of our common stock.  Subsequent to March 31, 2002, a total of 448,112 operating company units have been converted to common shares.  Conversions of operating company units to common shares totaled 15,000 and zero for the three months ended March 31, 2003 and 2002, respectively.

Discontinued operations

For properties accounted for under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property.  In addition, the net gain or loss on the eventual disposal of properties held for sale is reported as discontinued operations.

During the first quarter of 2003, we sold two operating communities with a total of 746 units. The communities were sold for an aggregate sales price of approximately $46.7 million, resulting in a gain on sale of approximately $9.6 million.  During the fourth quarter of 2002, we sold three operating communities with a total of 663 units for an aggregate sales price of approximately $58.3 million, resulting in a net gain on sale of $10.1 million.  At March 31, 2003, we classified one community as held for sale.  The gain on sales and the combined results of operations from the asset held for sale and the two assets sold during the first quarter totaled $10,343,000 for the three months ended March 31, 2003.  The combined results of operations for the five multifamily communities sold since January 1, 2002 and the asset held for sale at March 31, 2003 totaled $1,446,000 for the three months ended March 31, 2002.

 Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock represent the dividends on our 8.5% Series A and 8.08% Series B Cumulative Redeemable Preferred Stock.  There was no dividend paid on our Series B Preferred Stock during first quarter 2002 as the offering of this stock closed on June 20, 2002.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended March 31, 2003 was $24,617,000, or $0.53 per diluted share, as compared with $20,198,000, or $0.44 per diluted share, for the comparable period in 2002.

Construction in progress and land under development

Land acquired for development is capitalized and reported as “land under development” until the construction and supply contracts are in place.  Once the contracts are finalized, the costs are transferred to the balance sheet line item, “construction in progress.”  Land acquisition, development and the carrying costs of properties under construction are capitalized and reported in “construction in progress.” We transfer the capitalized costs for each building in a community under construction to the balance sheet line item, “investments in rental properties,” once the building receives a final certificate of occupancy and is ready to lease.

The following table presents data with respect to the six multifamily communities included in “construction in progress” and “land under development” at March 31, 2003.  Completion of these properties is subject to a number of risks and uncertainties, including construction delays and cost overruns.  No assurance can be given that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of units proposed in the table below.

COMMUNITIES	Proposed Number of Units	Estimated Total Cost	Cost Incurred to Date		Estimated Balance to Complete	Estimated Completion Date (1)

(Dollar amounts in millions)
Direct Investment
Pinnacle at Talega San Clemente, CA	252	$43.7	$41.9		$1.8	2Q/2003
Pinnacle at Fullerton Fullerton, CA	192	43.7	24.0		19.7	1Q/2004
Pinnacle Westridge Valencia, CA	234	42.7	18.8		23.9	2Q/2004
Pinnacle at Talega II San Clemente, CA	110	20.4	8.5		11.9	2Q/2004

Total CIP	788	$150.5	$93.2	(2)	$57.3

Land under development(3)
Pinnacle Pasadena Pasadena, CA	188		$8.9
Pinnacle at Chino Hills Chino Hills, CA	208		6.5

Total land under development	396		$15.4

(1)

“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which can change based on several factors, including construction delays and the inability to obtain necessary public approvals.

(2)

Reflects all recorded costs incurred as of March 31, 2003, consisting of $72.4 million recorded on our consolidated balance sheet as “direct investments in real estate – construction in progress” and $20.8 million of costs for completed buildings located on properties listed above, which have been transferred on our consolidated balance sheet to “direct investments in real estate-investments in rental properties.”

(3)

Land under development represents projects in various stages of predevelopment, development and initial construction, for which construction or supply contracts have not yet been finalized.  As these contracts are finalized, projects are transferred to construction in progress on our consolidated balance sheet.

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970.  Our 2003 annual dividend on our common shares was maintained at the 2002 level of $1.95 per share.  Total dividends paid to common shareholders for the three months ended March 31, 2003 and 2002 were $22,447,000 and $22,394,000, respectively.  In addition, we paid $2,657,000 and $1,142,000 in aggregate dividends on our 8.5% Series A and 8.08% Series B Cumulative Redeemable Preferred Stock in the three months ended March 31, 2003 and 2002, respectively.

Total distributions to minority members of our consolidated subsidiaries were $828,000 and $995,000 for the three months ended March 31, 2003 and 2002, respectively.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any direct foreign exchange or other significant market risk.

Our exposure to market risk for changes in interest rates relates primarily to our unsecured line of credit. We primarily enter into fixed and variable rate debt obligations to support general corporate purposes, including acquisitions and development, capital expenditures and working capital needs. We continuously evaluate our level of variable rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment.  We utilize five interest rate swap agreements to attain a floating rate of interest on a portion of our fixed rate debt.  The objective of the agreements is to lower our overall borrowing costs.  The swaps hedge the fair market value of a portion of our debt.  We do not use derivatives for trading or speculative purposes.  The hedges are perfectly effective and, therefore, changes in the derivative fair value and the change in fair value of the hedged items during the hedging period exactly offset with no valuation impact on our current earnings.  The notional amount of the interest rate swaps and their termination dates, shown in the table below, match the principal amounts and maturities of the hedged fixed rate debt balances.  As a result of the interest rate swaps, the effective interest rate on the aggregate hedged debt was reduced from a weighted average stated rate of 7.45% to 4.30%.  The fair value of the interest rate swaps was $3.5 million at March 31, 2003.

Table of Interest Rate Swaps:

Maturity	Notional Amount (in thousands)	Fixed Interest Rate on Debt	Fixed Rate Received on SWAP	Variable Rate Paid on SWAP	Effective Interest Rate on Debt

Mach 2004	$15,000	7.44%	(3.94)%	1.33%	4.83%
February 2005	$11,087	7.00%	(4.45)%	1.34%	3.89%
July 2005	$10,747	7.36%	(4.64)%	1.34%	4.06%
July 2005	$18,000	7.88%	(4.70)%	1.33%	4.51%
October 2005	$10,910	7.30%	(4.78)%	1.33%	3.85%

The fair values of our financial instruments (including such items in the financial statement captions as cash, other assets, and unsecured line of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of our mortgage loans payable and unsecured senior notes is approximately $969,402,000 at March 31, 2003.

We had $332,996,000 and $316,607,000 in variable rate debt outstanding at March 31, 2003 and 2002, respectively.  A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $1,000,000 and $1,100,000 on our earnings and cash flows based on these quarter-end debt levels and our average variable interest rates for the quarters ended March 31, 2003 and 2002, respectively. We cannot predict the effect of adverse changes in interest rates on its variable rate debt and, therefore, our exposure to market risk, nor can there be any assurance that fixed rate, long-term debt will be available to us at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

ITEM 4:  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our Chief Executive Officer and Chief Financial Officer have concluded that there are reasonable assurances that our controls and procedures will achieve the desired control objectives.  Also, we have investments in certain unconsolidated entities.  As we do not control these entities, our disclosure controls with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

Within 90 days of the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

As of March 31, 2003, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our consolidated financial condition and results of operations.

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

Proposed Legislation

Recently legislation was introduced in the United States House of Representatives that would amend certain rules relating to REITs. As of May 15, 2003, this legislation has not been enacted into law. The proposed legislation would, among other things, include the following changes:

•	As discussed in the Prospectus under “Federal Income Tax Considerations-Taxation of BRE Properties, Inc.-Asset Tests,” we may not own more than 10% by vote or value of any one issuer's securities. If we fail to meet this test at the end of any quarter and such failure is not cured within the requisite period of time, we would fail to qualify as a REIT. Under the proposal, a REIT could dispose of sufficient assets to cure such a violation that does not exceed the lesser of 1% of the REIT's assets at the end of the relevant quarter or $10,000,000. For violations due to reasonable cause that are larger than this amount, the legislation would permit the REIT to avoid disqualification as a REIT by taking steps including the disposition of sufficient assets to meet the asset test and paying a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the nonqualifying assets.

•	The legislation would expand the straight debt safe harbor under which certain types of securities are disregarded as securities when calculating the 10% value limitation discussed above.

•	The legislation also would change the formula for calculating the tax imposed for certain violations of the 75% and 95% gross income tests described in the Prospectus under “Federal Income Tax Considerations-Taxation of BRE Properties, Inc.-Income Tests” and would make certain changes to the requirements for availability of the applicable relief provisions for failure to meet such tests.

The foregoing is a non-exhaustive list of changes that would be made by the proposed legislation. The provisions contained in this legislation relating to expansion of the straight debt safe harbor would apply to taxable years ending after December 31, 2000, and the remaining provisions generally would apply to taxable years beginning after the date the legislation is enacted.

In addition to the proposed legislation related to REITs discussed above, legislation was proposed recently in the Senate and the House of Representatives which would eliminate or reduce the tax on certain corporate dividends. Under these proposals, dividends we pay would continue to be taxable to you in the same manner as under current law, except to the extent such dividends were attributable to dividends we received from taxable corporations. While these proposals generally would not directly affect the taxation of REITs or their stockholders, it could make an investment in a REIT comparatively less attractive than an investment in other corporations due to the fact that dividends paid by REITs would continue to be taxable to stockholders in the same manner as under current law. If enacted, the House of Representatives proposal would apply beginning in 2003, and the Senate proposal would apply to taxable years beginning after December 31, 2003.

As of May 15, 2003, it is not possible to predict with any certainty whether the proposed legislation will be enacted in its current form.

ITEM 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits:
	10.1	Third Amended and Restated Unsecured Line of Credit Loan Agreement dated April 4, 2003.
	10.2	Amended and Restated Employment Agreement with LeRoy E. Carlson dated July 25, 2002
	10.3	First Amendment to the Employment Agreement with Frank C. McDowell dated January 23, 2003
	10.4	First Amendment to the Employment Agreement with Constance B. Moore dated January 23, 2003
	10.5	First Amendment to the Employment Agreement with Edward F. Lange, Jr. dated January 23, 2003
	10.6	First Amendment to the Employment Agreement with Bradley P. Griggs dated January 23, 2003
	10.7	First Amendment to the Employment Agreement with Deirdre A. Kuring dated January 23, 2003
	10.8	Master Credit Facility Agreement by and Between BRE-FMCF, LLC and Prudential Multifamily Mortgage, Inc. dated May 2, 2003
	11	Statement Re: Computation of Per Share Earnings
	12	Other Exhibits –Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

(b)	Reports on Form 8-K:
	•	The registrant filed a Current Report on Form 8-K on April 16, 2003 in connection with its press release announcing its First Quarter 2003 operating results.
	•	The registrant filed a Current Report on Form 8-K on April 17, 2003 in connection with its First Quarter 2003 operating results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.
(Registrant)

Dated: May 15, 2003	/s/ EDWARD F. LANGE, JR.

Edward F. Lange, Jr. Executive Vice President, Chief Financial Officer and Secretary

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, chapter 63 of title 18, United States Code), we, Frank C. McDowell and Edward F. Lange, Jr. hereby certify, to the best of our knowledge, that the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of BRE Properties, Inc. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of BRE Properties, Inc.

Dated: May 15, 2003	/s/ FRANK C. MCDOWELL

Frank C. McDowell President and Chief Executive Officer

Dated: May 15, 2003	/s/ EDWARD F. LANGE, JR.

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

Dated: May 15, 2003	/s/ FRANK C. MCDOWELL

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

Dated: May 15, 2003	/s/ EDWARD F. LANGE, JR.

Edward F. Lange, Jr. Executive Vice President, Chief Financial Officer and Secretary