Form 10-K/A
period 2002-12-31
BRE PROPERTIES INC /MD/
filed 2003-06-12
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The Annual Report on Form 10-K for BRE Properties, Inc. for the fiscal year ended December 31, 2002, originally filed with the Securities and Exchange Commission on March 12, 2003, is being amended and restated in its entirety to:

•	correct the Commission File No. on the cover page,

•	add certain information to Item 1 of Part I (Business—Risk Factors),

•	correct a typographical error in Item 7 of Part II (Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources),

•	add certain information to Item 14 of Part III (Disclosure Controls and Procedures).

•	add certain information to Note 2 (Accounting Policies—Recently Issued Accounting Pronouncements) of the Notes to our Consolidated Financial Statements included in Item 8 of Part II (Financial Statements and Supplementary Data), as incorporated from Item 15 of Part IV (Exhibits, Financial Statement Schedules, and Reports on Form 8-K), and

In order to preserve the nature and character of the disclosures set forth on the cover page and in such Items as originally filed, this report continues to speak as of the date of the original filing, and we generally have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical period covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Annual Report.

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

Recent Tax Legislation Could Negatively Impact Our Stock Price

Legislation was recently enacted that reduces the maximum tax rate of non-corporate taxpayers for capital gains generally from 20% to 15% (from May 6, 2003 through 2008) and for dividends payable to non-corporate taxpayers generally from 38.6% to 15.0% (from January 1, 2003 through 2008). In general, dividends payable by REITs are not eligible for such treatment, except to the extent such dividends were attributable to dividends we received from taxable corporations (such as our taxable REIT subsidiaries), to income that was subject to tax at the corporate/REIT level (for example, if we distributed less than 100% of our taxable income), or to distributions that we properly designate as capital gain dividends (which depending on the characteristics of the assets which produced these gains, and on specific designations, if any, which we make, may be taxable to non-corporate U.S. shareholders at a 15% or 25% rate). The recent legislation also reduces the maximum tax rate of non-corporate taxpayers on ordinary income from 38.6% to 35.0%.

Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable tax treatment of regular corporate dividends could cause investors who are individuals to consider stocks of other corporations that pay dividends as more attractive relative to stocks of REITs, which could have a negative impact on our stock price.

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

We have an unsecured credit facility that matures in December 2003, with a capacity of $450,000,000, and an option to upsize to $500,000,000. Borrowings under the line of credit currently bear interest at LIBOR plus 0.70%, plus a fee of 0.20% payable on the unused portion of the credit facility. Our pricing spread above LIBOR is dependent upon our credit ratings and can range from 0.55% to 1.35%.

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

Dated June 12, 2003	BRE PROPERTIES, INC.

/s/    EDWARD F. LANGE, JR.

By:

Edward F. Lange, Jr.

Executive Vice President, Chief Financial Officer and Secretary

CERTIFICATIONS

I, Frank C. McDowell, certify that:

1.	I have reviewed this annual report on Form 10-K/A of BRE Properties, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 12, 2003	/s/ FRANK C. MCDOWELL
Frank C. McDowell
President and Chief Executive Officer

I, Edward F. Lange, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K/A of BRE Properties, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 12, 2003	/s/ EDWARD F. LANGE, JR.
Edward F. Lange, Jr.
Executive Vice President,

Chief Financial Officer and Secretary

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, chapter 63 of title 18, United States Code), we, Frank C. McDowell and Edward F. Lange, Jr. hereby certify, to the best of our knowledge, that the Annual Report on Form 10-K/A for the year ended December 31, 2002 of BRE Properties, Inc. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K/A fairly presents, in all material respects, the financial condition and results of operations of BRE Properties, Inc.

Dated: June 12, 2003	/s/ FRANK C. MCDOWELL
Frank C. McDowell
President and Chief Executive Officer

Dated: June 12, 2003	/s/ EDWARD F. LANGE, JR.
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

January 13, 2003,

except for Note 17, as to which

the date is February 18, 2003

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

Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement 123.” This statement amends SFAS No. 123 (Statement 123), “Accounting for Stock-Based Compensation,” to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. Interim pro forma disclosures are required for interim periods beginning after December 15, 2002. The Company currently uses the intrinsic value based method of accounting of stock compensation in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has decided to change its accounting for stock-based employee compensation plans from the intrinsic value based method to the fair value based method under SFAS No. 123 effective January 1, 2003. The Company also intends to comply with the disclosure requirements of SFAS No. 148. The Company does not expect this change in accounting method to have a material impact on its 2003 consolidated financial statements.

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