Form 10-Q
period 2003-06-30
BRE PROPERTIES INC /MD/
filed 2003-08-13
CIK 1011174

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒	No ☐

Indicate by check mark X whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Yes ☒	No ☐

Number of shares of common stock outstanding as of August 8, 2003	46,256,076

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

June 30, 2003

		Page No.

PART I	FINANCIAL INFORMATION

	ITEM 1:
	Consolidated balance sheets – June 30, 2003 (unaudited) and December 31, 2002	2

	Consolidated statements of income (unaudited) – three months ended June 30, 2003 and 2002	3

	Consolidated statements of income (unaudited) – six months ended June 30, 2003 and 2002	4

	Consolidated statements of cash flows (unaudited) – six months ended June 30, 2003 and 2002	5

	Condensed notes to consolidated financial statements (unaudited)	6-11

	ITEM 2:
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-22

	ITEM 3:
	Quantitative and Qualitative Disclosures about Market Risk	22-23

	ITEM 4:
	Controls and Procedures	23

PART II	OTHER INFORMATION

	ITEM 1:
	Legal Proceedings	24
	ITEM 2:
	Changes in Securities and Use of Proceeds	24
	ITEM 3:
	Defaults Upon Senior Securities	24
	ITEM 4:
	Submission of Matters to a Vote of Security Holders	25
	ITEM 5:
	Other Information	25
	ITEM 6:
	Exhibits and Reports on Form 8-K	25 - 26

PART I   FINANCIAL INFORMATION
ITEM 1 - Financial Statements
BRE Properties, Inc.
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	June 30, 2003	December 31, 2002

	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,151,237	$2,143,960
Construction in progress	59,736	90,675
Less: accumulated depreciation	(213,733)	(198,292)

	1,997,240	2,036,343
Equity interests in and advances to real estate joint ventures-Investments in rental properties	10,557	10,761
Land under development	16,141	14,574

Total real estate portfolio	2,023,938	2,061,678
Cash	99	893
Other assets	49,300	46,142

Total assets	$2,073,337	$2,108,713

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured senior notes	$764,474	$774,570
Mortgage loans	137,196	218,194
Unsecured line of credit	125,000	181,000
Secured line of credit	100,000	—
Accounts payable and accrued expenses	35,640	38,618

Total liabilities	1,162,310	1,212,382

Minority interests	44,734	45,147

Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized.
2,150,000 shares 8.5% Series A Cumulative Redeemable issued and outstanding, $25 liquidation preference; 3,000,000 shares 8.08% Series B Cumulative Redeemable issued and outstanding, $25 liquidation preference.	128,750	128,750
Common stock, $0.01 par value; 100,000,000 shares authorized.
Shares issued and outstanding: 46,234,055 at June 30, 2003 and 45,870,723 at December 31, 2002.	462	459
Additional paid-in capital	691,580	683,733
Accumulated net income in excess of cumulative dividends	48,375	41,425
Stock purchase loans to executives	(2,874)	(3,183)

Total shareholders’ equity	866,293	851,184

Total liabilities and shareholders’ equity	$2,073,337	$2,108,713

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)
(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,

	2003	2002

Revenues
Rental income	$64,692	$60,647
Ancillary income	2,984	2,762
Partnership and other income	388	1,357

Total revenues	68,064	64,766

Expenses
Real estate	19,764	17,768
Provision for depreciation	12,981	10,878
Interest	15,306	13,431
General and administrative	2,917	2,410

Total expenses	50,968	44,487

Income before minority interests in income from consolidated subsidiaries and discontinued operations	17,096	20,279
Minority interests in income from consolidated subsidiaries	(830)	(954)

Income from continuing operations	16,266	19,325
Discontinued operations:
Gain on sale	13,511	—
Discontinued operations, net	229	1,420

Income from discontinued operations	13,740	1,420
Net Income	30,006	20,745
Dividends attributable to preferred stock	2,657	1,308

Net income available to common shareholders	$27,349	$19,437

Net income per outstanding common share-basic:
Income from continuing operations	$0.29	$0.39
Income from discontinued operations	0.30	0.03

Net income per share – basic	$0.59	$0.42

Net income per outstanding common share-assuming dilution:
Income from continuing operations	$0.30	$0.39
Income from discontinued operations	0.29	0.03

Net income per share – assuming dilution	$0.59	$0.42

Weighted average common shares outstanding – basic	46,100	45,950

Weighted average common shares outstanding – assuming dilution	47,650	48,080

Dividends declared and paid per common share	$0.4875	$0.4875

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)
(Amounts in thousands, except per share data)

	For the Six Months Ended June 30,

	2003	2002

Revenues
Rental income	$128,196	$119,506
Ancillary income	5,841	5,346
Partnership and other income	1,132	2,647

Total revenues	135,169	127,499

Expenses
Real estate	39,160	34,596
Provision for depreciation	25,811	20,884
Interest	29,747	26,264
General and administrative	5,600	4,613

Total expenses	100,318	86,357

Income before minority interests in income from consolidated subsidiaries and discontinued operations	34,851	41,142
Minority interests in income from consolidated subsidiaries	(1,654)	(1,923)

Income from continuing operations	33,197	39,219
Discontinued operations:
Gain on sales	23,147	—
Discontinued operations, net	936	2,866

Income from discontinued operations	24,083	2,866
Net Income	57,280	42,085
Dividends attributable to preferred stock	5,314	2,450

Net income available to common shareholders	$51,966	$39,635

Net income per outstanding common share-basic:
Income from continuing operations	$0.61	$0.80
Income from discontinued operations	0.52	0.06

Net income per share – basic	$1.13	$0.86

Net income per outstanding common share-assuming dilution:
Income from continuing operations	$0.61	$0.80
Income from discontinued operations	0.51	0.06

Net income per share – assuming dilution	$1.12	$0.86

Weighted average common shares outstanding – basic	46,025	45,895

Weighted average common shares outstanding – assuming dilution	47,510	47,960

Dividends declared and paid per common share	$0.975	$0.975

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	For the Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$57,280	$42,085
Adjustments to reconcile net income to net cash flows generated by operating activities:
Gain on sales	(23,147)	—
Income from investments in unconsolidated entities	(551)	(1,110)
Provision for depreciation	25,811	20,884
Depreciation from discontinued operations	306	1,480
Minority interests in income from consolidated subsidiaries	1,654	1,923
(Increase) decrease in other assets	(352)	3,190
(Decrease) increase in accounts payable and accrued expenses	(2,978)	3,814

Net cash flows generated by operating activities	58,023	72,266

Cash flows from investing activities:
Proceeds from sales of investments, net	71,482	—
Multifamily communities purchased	—	(74,626)
Multifamily communities purchased from joint venture partners	—	(56,510)
Capital expenditures	(5,110)	(3,784)
Rehabilitation expenditures and other	(3,348)	(3,196)
Additions to direct investment- construction in progress	(25,636)	(31,722)
Advances to unconsolidated joint ventures for construction in progress	—	(14,111)
Reimbursements of construction in progress from unconsolidated joint ventures	—	3,240
Additions to land under development	(1,567)	(8,807)
Investment in and advances to internet business	—	(728)
Distributions from unconsolidated entities	643	651

Net cash flows generated by (used in) investing activities	36,464	(189,593)

Cash flows from financing activities:
Issuance of unsecured senior notes, net	—	149,005
Principal payments on unsecured senior notes and mortgage loans	(91,032)	(27,498)
Lines of credit:
Advances	201,000	263,000
Repayments	(157,000)	(291,000)
Fees	(4,011)	—
Proceeds from preferred stock offering	—	72,637
Dividends paid	(50,331)	(47,098)
Repurchase of common shares	(724)	(1,826)
Proceeds from exercises of stock options, net	8,480	3,065
Distributions to minority interests in consolidated subsidiaries	(1,663)	(1,973)

Net cash flows (used in) generated by financing activities	(95,281)	118,312

(Decrease) increase in cash	(794)	985
Balance at beginning of period	893	3,892

Balance at end of period	$99	$4,877

Supplemental disclosure of non cash activities:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$56,575	$42,128

Transfers of land under development to direct investments in real estate–construction in progress	$—	$12,469

(Decrease) increase in carrying value of debt attributed to hedging activities	$(62)	$1,500

Minority interest unit conversions to common shares	$404	$604

Transfer of real estate joint ventures-investment in rental properties to direct investments in real estate – investments in rental properties	$—	$52,209

Secured debt assumed related to transfer of real estate joint ventures-investment in rental properties to direct investment	$—	$22,218

See condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2003

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in consolidated financial statements have been omitted.  The consolidated balance sheet at December 31, 2002 has been derived from the audited statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  These consolidated financial statements should be read in conjunction with the Annual Report of BRE Properties, Inc. (the “Company” or “BRE”) on Form 10-K/A for the year ended December 31, 2002.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments only) necessary for a fair presentation of the Company’s consolidated financial statements for the interim periods presented.

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

NOTE B – REPORTABLE SEGMENTS

BRE has determined that it has one operating and reportable segment, multifamily communities, which comprised approximately 98% of BRE’s assets and substantially all of BRE’s revenues for the three months ended June 30, 2003. All multifamily communities owned by the Company are located in the Western United States, in three general markets that it defines as California, Pacific Northwest, and Mountain/Desert States.

BRE’s business focus is the ownership and operation of multifamily communities and it evaluates performance and allocates resources primarily based on the net operating income (“NOI”) of each individual multifamily community.  NOI is defined by the Company (and generally by the real estate industry) as the excess of all revenues generated by the community (primarily rental revenue) less direct operating expenses (primarily, but not limited to, payroll, property taxes, insurance and maintenance expense).  Accordingly, NOI excludes depreciation, capitalized expenditures and interest expense.  NOI, including NOI from discontinued operations, for the three months ended June 30, 2003 and 2002 totaled $48,529,000 and $49,394,000, respectively. The Company considers NOI to be an appropriate supplemental measure of its performance because it reflects the operating performance of the Company’s real estate portfolio at the property level and is used to make decisions about resource allocations and assessing regional property level performance.  A reconciliation of net income available to common shareholders to NOI for the three months ended June 30, 2003 and 2002 is as follows:

	Three months ended June 30,

(amounts in thousands)	2003	2002

Net income available to common shareholders, as reported	$27,349	$19,437
Interest	15,306	13,678
Provision for depreciation	12,981	11,607
Minority interests in income from consolidated subsidiaries	830	954
(Gain) on sale	(13,511)	—
Dividends attributable to preferred stock	2,657	1,308
General and administrative	2,917	2,410

Net operating income	$48,529	$49,394

All of BRE’s revenues are from external customers.  There are no tenants that contributed 10% or more of BRE’s total consolidated revenues in the three months ended June 30, 2003 or 2002.  Interest income is not separately reported, as it is immaterial.  For segment reporting purposes, interest expense on debt is not allocated to individual properties, even if such debt is secured.  There is no provision for income tax as the Company is organized as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

NOTE C – ACCOUNTING POLICY UPDATE

Effective January 1, 2003, BRE adopted the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure” (SFAS 148).  BRE has adopted the prospective method as provided for in SFAS 148, under which the provisions of SFAS 123 will be applied prospectively to all awards granted, modified or settled after January 1, 2003.  Therefore, the cost related to stock-based compensation included in the determination of consolidated net income for the quarter and six months ended June 30, 2003 is less than that which would have been recognized if the fair value method had been applied to all awards.  Prior to 2003, BRE accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  Awards under BRE’s option plans vest over periods ranging from one to five years.  The following table illustrates the pro forma effect on consolidated net income and earnings per share of all outstanding and unvested awards in each period.

	Three months ended June 30,

(dollar amounts in thousands, except per share data)	2003	2002

Net income available to common shareholders, as reported	$27,349	$19,437
Add: Stock-based compensation expense included in reported net income	100	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(812)	(1,279)

Pro forma net income	$26,637	$18,158

Earnings per share:
Basic-as reported	$0.59	$0.42
Basic-pro forma	$0.58	$0.40
Diluted-as reported	$0.59	$0.42
Diluted-pro forma	$0.57	$0.39

	Six months ended June 30,

(dollar amounts in thousands, except per share data)	2003	2002

Net income available to common shareholders, as reported	$51,966	$39,635
Add: Stock-based compensation expense included in reported net income	200	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(2,214)	(2,708)

Pro forma net income	$49,952	$36,927

Earnings per share:
Basic-as reported	$1.13	$0.86
Basic-pro forma	$1.09	$0.80
Diluted-as reported	$1.12	$0.86
Diluted-pro forma	$1.08	$0.80

The effect of pro forma application of SFAS 123 is not necessarily representative of the effect on consolidated net income for future periods.

NOTE D – LINES OF CREDIT

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

During the second quarter of 2003, BRE established a $100,000,000 Fannie Mae credit facility maturing in 2008.  The credit facility is secured by five multifamily communities, which are held by a bankruptcy-remote special purpose consolidated subsidiary of BRE.  Initial borrowings under the facility will bear interest at variable rates with maturities from one to nine months, plus a facility fee of up to 0.65%.   The initial all-in rate on the Company’s borrowings, including interest, margin and fees, is 1.87%.  BRE also has the option to convert variable-rate borrowings to fixed-rate borrowings.  Subject to the terms of the facility, BRE has the option to increase its size to $250,000,000.  Drawings on the line of credit are available to fund investment activities and for general corporate purposes.

NOTE E – DERIVATIVE INSTRUMENTS AND  HEDGING ACTIVITIES

BRE has five interest rate swap agreements outstanding that attain a floating rate of interest on a portion of its fixed rate debt. BRE designated these derivative instruments to be utilized as fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) as amended.  Under SFAS 133, the resulting assets or liabilities attributed to derivative instruments are carried on BRE’s consolidated financial statements at their estimated fair values.  The hedges are perfectly effective and, therefore, changes in the derivative fair value and the change in fair value of the hedged items during the hedging period exactly offset with no valuation impact on BRE’s current earnings.

The notional amount at June 30, 2003 of the interest rate swaps utilized in the fair value hedges is $65,481,000, with maturity dates ranging from 2004 to 2005.  The principal amount of debt being hedged equals the notional amount of the interest rate swaps.  The fair value hedges convert the interest rate on debt with a weighted average fixed rate of 7.45% to a floating rate equal to LIBOR plus an average spread of 3.0%, which resulted in an effective rate of 4.29% for the six months ended June 30, 2003.  The fair value of the interest rate swaps at June 30, 2003 was $3,438,000 and is recorded in other assets on the consolidated balance sheet.  At June 30, 2003, offsetting amounts of $1,964,000 and $1,474,000 have been recorded as an increase to mortgage loans payable and unsecured senior notes, respectively.  To determine the fair values of derivatives, BRE uses market valuations provided by third parties.

NOTE F – DISCONTINUED OPERATIONS

For properties accounted for under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property, as well as the net gain or loss on disposal.  At June 30, 2003, BRE had no operating apartment communities classified as held for sale under the provisions of SFAS 144.

During the second quarter of 2003, BRE sold Brookdale Glen, with 354 units located in Portland, Oregon.  Brookdale Glen was sold for approximately $26,000,000, resulting in a gain on sale of approximately $13,500,000.  During the first quarter of 2003, BRE sold two operating communities with a total of 746 units: Newport Landing, with 480 units, located in the Phoenix metro area of Glendale, Arizona and Berkshire Court, with 266 units, located in the Portland, Oregon metro area of Wilsonville, Oregon. The communities were sold for an aggregate sales price of approximately $46,700,000, resulting in a gain on sale of $9,600,000. During the fourth quarter of 2002, BRE sold three operating communities with a total of 663 units for an aggregate sales price of approximately $58,300,000, resulting in a net gain on sale of $10,100,000.  The following is a breakdown of the gain on sales and the combined results of operations for the quarters and six months ended June 30, 2003 and 2002, respectively.

	For the Three Months ended June 30, 2003		For the Six Months ended June 30, 2003

(amounts in thousands)	2003	2002	2003	2002

Rental and ancillary income	$245	$3,929	$1,984	$7,827
Real estate expenses	(16)	(1,533)	(742)	(2,979)
Provision for depreciation	—	(729)	(306)	(1,480)
Interest expense	—	(247)	—	(502)
Gain on sales	13,511	—	23,147	—

Total discontinued operations	$13,740	$1,420	$24,083	$2,866

NOTE G – NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 149, “Amendment of SFAS 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133.

SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements.

SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  BRE will prospectively apply the guidance on any applicable new contracts entered into subsequent to June 30, 2003, and does not expect the adoption of SFAS 149 to have a material impact on its consolidated results of operations.

In January 2003, the FASB issued Financial Accounting Standard Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.”  This interpretation establishes accounting and reporting standards requiring the consolidation of variable interest entities (formerly the consolidation of special purpose entities).  This interpretation applies immediately to arrangements created after January 31, 2003.  Enterprises required by securities regulations to issue interim financial statements are required to apply this interpretation to pre-existing entities as of the beginning of the first interim period beginning after June 15, 2003.  Although BRE has not yet determined the total impact of adopting the interpretation, it is reasonably possible that BRE will not need to consolidate its existing equity method investments.

NOTE H  - SUBSEQUENT EVENT

On June 29, 2000, BRE entered into an Agreement for Formation of Limited Liability Company and Contribution of Project with an unrelated third party.  The agreement contemplated that upon the completion of Pinnacle at MacArthur and satisfaction of other conditions, BRE would contribute the project to a joint venture in which BRE and a third party would be members.  The closing deadline under the agreement was April 1, 2002.  However, due to disagreements between BRE and the third party regarding their respective rights and obligations under the agreement, the closing did not occur.

On April 1, 2002, the third party brought litigation against BRE in the United States District Court for the Central District of California, Santa Ana Division.  The lawsuit seeks specific performance of the agreement or, in the alternative, damages.  BRE filed a counterclaim for a declaration that it was not, in fact, obligated to enter into the transaction under the terms demanded by the third party.  Subsequent to June 30, 2003, BRE and the third party reached a settlement agreement pursuant to which BRE will pay the third party $6,500,000 and retain full ownership of the asset. The Company expects the settlement agreement to be finalized and executed no later than September 22, 2003.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 30, 2003

Overview

We are a self-administered equity real estate investment trust or “REIT” focused on the acquisition, development, and management of multifamily apartment communities in eight metropolitan markets of the Western United States.  At June 30, 2003, our portfolio had real estate assets with a book value of approximately $2.0 billion that included 77 wholly or majority-owned apartment communities, aggregating 21,943 units; two apartment communities that we manage and own in joint venture arrangements, comprised of 488 apartment units; and five wholly-owned apartment communities in various stages of construction and development, totaling 932 units.

During the second quarter of 2003, we completed the development of Pinnacle at Talega I, with 252 units located in San Clemente, California, and transferred this community from construction in progress to investments in real estate.  Also during the second quarter of 2003, we sold Brookdale Glen, our last Portland metro market community, with a total of 354 units. The community was sold for $26,000,000, resulting in a gain on sale of approximately $13,500,000.

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

Critical Accounting Policies

We define critical accounting policies as those that require management’s most difficult, subjective or complex judgments.  A summary of our critical accounting policies follows.  Additional discussion of accounting policies that we consider significant, including further discussion of the critical accounting policies described below, can be found in the notes to our consolidated financial statements in our 2002 Annual Report on Form 10-K/A.

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

Derivatives and Hedging Activities

We use derivative financial instruments in the normal course of business with the objective of lowering our overall borrowing costs.  As of June 30, 2003, we had five interest rate swap agreements with a notional value aggregating $65,481,000 that are used to attain a floating rate of interest on a portion of our fixed rate debt, maturing in 2004 and 2005.  These derivatives qualify for hedge accounting as discussed in Note E to our June 30, 2003 unaudited consolidated financial statements.  We record the instruments at values obtained from third parties.  The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

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

Liquidity and Capital Resources

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities.  These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving line of credit, we anticipate that permanent financing will be through a combination of public and private offerings of debt and equity securities, proceeds from asset sales, and secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments.

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

Borrowings under our line of credit totaled $125,000,000 at June 30, 2003, compared to $181,000,000 at December 31, 2002. Drawings on the line of credit are available to fund our investment activities and general corporate purposes. We typically reduce our outstanding balance on the line of credit with available cash balances.

During the second quarter of 2003, we established a $100,000,000 Fannie Mae credit facility maturing in 2008.  The credit facility is secured by five multifamily communities, which are held by a bankruptcy-remote special purpose subsidiary of BRE.  Initial borrowings under the facility will bear interest at variable rates with maturities from one to nine months, plus a facility fee of up to 0.65%.   The initial all-in rate on our borrowings, including interest, margin and fees, is 1.87%.  We also have the option to convert variable-rate borrowings to fixed-rate borrowings.  Subject to the terms of the facility, we have the option to increase its size to $250,000,000.  Drawings on the line of credit are available to fund our investment activities and for general corporate purposes.

We had a total of $763,000,000 in unsecured senior notes (excluding a basis adjustment of $1,474,000 from hedging activities) at June 30, 2003, consisting of the following:

Year of Maturity	Unsecured Senior Note Balance	Interest Rate

2004	$15,000,000	4.83%
2005	18,000,000	4.51%
2007	50,000,000	7.20%
2007	150,000,000	5.95%
2009	150,000,000	5.75%
2011	250,000,000	7.45%
2013	130,000,000	7.13%

Total / Average Interest Rate	$763,000,000	6.63%

In addition, at June 30, 2003, we had mortgage indebtedness totaling $135,232,000 (excluding an adjustment of $1,964,000 from hedging activities) at effective interest rates ranging from 3.3% to 8.3%, and remaining terms of from less than one to 10 years.

As of June 30, 2003, we had total outstanding debt balances of approximately $1,127,000,000 and total outstanding consolidated shareholders’ equity and minority interests of approximately $911,000,000, representing a debt to total book capitalization ratio of 55%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants during the six months ended June 30, 2003.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2003, such as scheduled debt repayments, construction funding and property acquisitions. At June 30, 2003, we had an estimated cost of $47,200,000 to complete existing construction in progress, with funding estimated from 2003 through 2004.  Scheduled debt repayments through December 31, 2003 total approximately $1,100,000.

We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may issue up to $700,000,000 of securities, including debt securities, common stock and preferred stock. Our $300,000,000 aggregate principal amount of note issuances in 2002 and our $75,000,000 preferred stock offering in June of 2002 reduced the amount available for future issuances under this registration statement to $325,000,000.  Depending upon market conditions, we may issue additional securities under this or under future shelf registration statements. Proceeds from these issuances may be used to fund additional investments in multifamily communities, and for permanent financing of investments initially funded through temporary borrowings under our revolving lines of credit. In addition proceeds may be used for other general corporate purposes, including development activities, capital expenditures, increasing our working capital and to repay indebtedness. Pending the application of the net proceeds, we may invest the proceeds in investment-grade, interest-bearing securities. In 2001, we commenced a medium-term note program for the possible issuance, from time to time, of up to $300,000,000 of medium term notes as part of our shelf registration. No such notes have yet been issued under the program.

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

Our Board of Directors has authorized the purchase of our common stock in an amount up to $60,000,000.  The timing of repurchase activity is dependent upon the market price of our shares, and other market conditions and factors.  During the first quarter of 2003, we repurchased approximately $724,000 of common stock, representing 25,500 shares at an average purchase price of $28.39 per share.  No shares were repurchased during the second quarter.  As of June 30,

2003, we had cumulatively repurchased a total of approximately $51,100,000 of common stock, representing 1,785,600 shares at an average purchase price of $28.64 per share.

Results of Operations

Comparison of the Three Months Ended June 30, 2003 and 2002

Revenues

Total revenues were $68,064,000 for the three months ended June 30, 2003, compared to $64,766,000 for the same period in 2002, excluding revenues from discontinued operations.  The increase in total revenues was generated from communities acquired and developed after March 31, 2002, which we would define as our “non same-store” communities.  During the 15 months subsequent to March 31, 2002, we acquired four communities, completed the construction of three wholly owned communities and consolidated our interests in five communities that we developed and operated, and were subject to joint venture arrangements.  The increase in revenues generated from non same-store communities has been partially offset by reductions in revenues from our same-store portfolio and partnership and other income.  The year over year decrease in same-store revenue is attributable to a 6% reduction in average monthly rents, from $1,135 for the quarter ended June 30, 2002, to $1,064 for the quarter ended June 30, 2003.  The decrease in partnership and other income is due to the consolidation of our interest in five of the seven joint ventures that were operating during the second quarter of 2002.

A summary of the components of revenues for the quarters ended June 30, 2003 and 2002 follows (dollar amounts in thousands):

	Three months ended June 30, 2003		Three months ended June 30, 2002

	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2003 to 2002

Same-store	$58,324	86%	$60,491	93%	(4)%
Non Same-store	9,352	14%	2,918	5%	220%
Partnership and other income	388	—%	1,357	2%	(71)%

Total revenues	$68,064	100%	$64,766	100%	5%

Multifamily communities’ average physical occupancy rates for the quarters ended June 30, 2003 and 2002 were as follows:

	2003	2002

Multifamily: Same-store	95%	94%
Multifamily: All	93%	94%

Average physical portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio.  Apartment units are generally leased to residents for rental terms that do not exceed one year.

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties for the quarter ended June 30, 2003 increased 11% to $19,764,000 from $17,768,000 in the comparable period in 2002, excluding real estate expenses from discontinued operations.  The total increase of $1,996,000 was attributable to non same-store expenses, which increased $2,126,000 and were partially offset by a $130,000 year over year reduction in same-store expenses.  The second quarter 2003 non same-store number includes real estate expenses from the 12 communities we acquired, developed, or consolidated after March 31, 2002, while the second quarter 2002 non same-store number includes expenses from one development community that was in the lease-up phase during 2002, three joint venture investments consolidated during the middle of second quarter 2002 and three properties acquired near the end of second quarter 2002.

A summary of the categories of real estate expense for the three months ended June 30, 2003 and 2002 follows (dollar amounts in thousands):

	Three months ended June 30, 2003		Three months ended June 30, 2002

	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2002 to 2003

Same-store	$16,863		$16,993		-1%
Non same-store	2,901		775		274%

Total real estate expenses	$19,764	29.0%	$17,768	27.4%	11%

Provision for Depreciation

The provision for depreciation increased to $12,981,000 for the three months ended June 30, 2003, from $10,878,000 for the same period in 2002.  The $2,103,000 increase in 2003 resulted from higher depreciable bases on new property acquisitions, development properties completed and joint venture assets consolidated.

Interest Expense

Interest expense was $15,306,000 (net of interest capitalized to the cost of apartment communities under development of $2,094,000) for the quarter ended June 30, 2003, an increase of $1,875,000 or 14% from the comparable period in 2002.  Interest expense was $13,431,000 for the same period in 2002 and was net of $3,196,000 of interest capitalized to the cost of apartment communities under construction.  The increase in interest expense was due to reduced levels of capitalized interest and a shift from variable rate debt to fixed rate debt.

General and Administrative

General and administrative costs totaled $2,917,000, or approximately 4.3% of total revenues, for the second quarter of 2003. General and administrative costs totaled $2,410,000, or approximately 3.7% of total revenues, for the second quarter in 2002.  The second quarter 2003 increase is primarily due to stock-based compensation (we adopted SFAS 123 effective January 1, 2003), other compensation changes and increased insurance costs.

Minority Interests in Income from Consolidated Subsidiaries

Minority interests in income from consolidated subsidiaries totaled $830,000 and $954,000 for the quarters ended June 30, 2003 and 2002, respectively.  Minority interests and consequently, minority interests in income, declined as operating company unit holders of BRE Property Investors LLC exchanged their units for shares of our common stock.  Subsequent to June 30, 2002, a total of 425,689 operating company units have been converted to common shares.  Conversions of operating company units to common shares totaled zero and 22,423 for the three months ended June 30, 2003 and 2002, respectively.

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

During the second quarter of 2003, we sold one operating community with a total of 354 units. The community was sold for $26,000,000, resulting in a gain on sale of approximately  $13,500,000. During the first quarter of 2003, we sold two operating communities with a total of 746 units. The communities were sold for an aggregate sales price of approximately $46,700,000, resulting in a gain on sale of approximately $9,600,000.   During the fourth quarter of 2002, we sold three operating communities with a total of 663 units for an aggregate sales price of approximately $58,300,000, resulting in a net gain on sale of $10,100,000.  The gain on sale and the combined results of operations from the asset sold during the second quarter totaled $13,740,000 for the three months ended June 30, 2003.  The combined results of operations for the six multifamily communities sold since January 1, 2002 totaled $1,420,000 for the three months ended June 30, 2002.

 Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock represent the dividends on our 8.5% Series A and 8.08% Series B Cumulative Redeemable Preferred Stock.  A prorated dividend was expensed for our Series B Preferred Stock during second quarter 2002 as the offering of this stock closed on June 20, 2002.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended June 30, 2003 was $27,349,000, or $0.59 per diluted share, as compared with $19,437,000, or $0.42 per diluted share, for the comparable period in 2002.

Comparison of the Six Months Ended June 30, 2003 and 2002

Revenues

Total revenues were $135,169,000 for the six months ended June 30, 2003, compared to $127,499,000 for the same period in 2002, excluding revenues from discontinued operations.  The increase in total revenues was generated from communities acquired and developed after December 31, 2001, which we would define as our “non same-store” communities.  During the 18 months subsequent to December 31, 2002, we acquired four communities, completed the construction of four wholly owned communities and consolidated our interests in five communities that we developed and operated, and were subject to joint venture arrangements.  The increase in revenues generated from non same-store communities has been partially offset by reductions in revenues from our same-store portfolio and partnership and other income.  The year over year decrease in same-store revenue is attributable to a 6% reduction in average monthly rents, from $1,133 for the six months ended June 30, 2002, to $1,063 for the six months ended June 30, 2003.  The decrease in partnership and other income is due to the consolidation of our interest in five of the seven joint ventures that were operating during the six months ended June 30, 2002.

A summary of the components of revenues for the six months ended June 30, 2003 and 2002 follows (dollar amounts in thousands):

	Six months ended June 30, 2003		Six months ended June 30, 2002

	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2003 to 2002

Same-store	$114,688	85%	$120,409	94%	(5)%
Non Same-store	19,349	14%	4,443	4%	335%
Partnership and other income	1,132	1%	2,647	2%	(57)%

Total revenues	$135,169	100%	$127,499	100%	6%

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties for the six months ended June 30, 2003 increased 13% to $39,160,000 from $34,596,000 in the comparable period in 2002, excluding real estate expenses from discontinued operations.  The total increase of $4,564,000 was attributable to non same-store expenses, which increased $4,612,000.  Same-store expenses were relatively flat, declining by $48,000.  The year to date 2003 non same-store number includes real estate expenses from the 13 communities we acquired, developed, or consolidated after December 31, 2001. The lower year to date 2002 non same-store number reflects that these 13 communities were not either owned or not stabilized for the full six months ended June 30, 2002.

A summary of the categories of real estate expense for the six months ended June 30, 2003 and 2002 follows (dollar amounts in thousands):

	Six months ended June 30, 2003		Six months ended June 30, 2002

	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2002 to 2003

Same-store	$33,318		$33,366		—%
Non same-store	5,842		1,230		375%

Total real estate expenses	$39,160	29.0%	$34,596	27.1%	13%

Provision for Depreciation

The provision for depreciation increased to $25,811,000 for the six months ended June 30, 2003, from $20,884,000 for the same period in 2002, excluding depreciation from discontinued operations.  The $4,927,000 increase in 2003 resulted from higher depreciable bases on new property acquisitions, development properties completed and joint venture assets consolidated.

Interest Expense

Interest expense was $29,747,000 (net of interest capitalized to the cost of apartment communities under development of $5,176,000) for the six months ended June 30, 2003, an increase of $3,483,000 or 13% from the comparable period in 2002.  Interest expense was $26,264,000 for the same period in 2002 and was net of $6,240,000 of interest capitalized to the cost of apartment communities under construction.  The increase in interest expense in the 2003 period was due to reduced levels of capitalized interest and a shift from variable rate debt to fixed rate debt.

General and Administrative

General and administrative costs totaled $5,600,000, or approximately 4.1% of total revenues, for the six months ended June 30, 2003.  General and administrative costs totaled $4,613,000, or approximately 3.6% of total revenues, for the six months ended June 30, 2002.  The increase in 2003 is primarily due to stock-based compensation (we adopted SFAS 123 effective January 1, 2003), other compensation changes and increased professional fees.

Minority Interests in Income from Consolidated Subsidiaries

Minority interests in income from consolidated subsidiaries totaled $1,654,000 and $1,923,000 for the six months ended June 30, 2003 and 2002, respectively.  Minority interests and consequently, minority interests in income, declined as operating company unit holders of BRE Property Investors LLC exchanged their units for shares of our common stock.  Subsequent to June 30, 2002, a total of 425,689 operating company units have been converted to common shares.  Conversions of operating company units to common shares totaled 15,000 and 22,423 for the six months ended June 30, 2003 and 2002, respectively.

Discontinued operations

During the second quarter of 2003, we sold one operating community with a total of 354 units. The community was sold for $26,000,000, resulting in a gain on sale of approximately $13,500,000. During the first quarter of 2003, we sold two operating communities with a total of 746 units. The communities were sold for an aggregate sales price of approximately $46,700,000, resulting in a gain on sale of approximately $9,600,000.   During the fourth quarter of 2002, we sold three operating communities with a total of 663 units for an aggregate sales price of approximately $58,300,000, resulting in a net gain on sale of $10,100,000.  The gain on sales and the combined results of operations from the assets sold during the six months ended June 30, 2003 totaled $24,083,000.  The combined results of operations for the six multifamily communities sold since January 1, 2002 totaled $2,866,000 for the six months ended June 30, 2002.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock represent the dividends on our 8.5% Series A and 8.08% Series B Cumulative Redeemable Preferred Stock.  A prorated dividend was expensed for our Series B Preferred Stock during the six months ended June 30, 2002 as the offering of this stock closed on June 20, 2002.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the six months ended June 30, 2003 was $51,966,000, or $1.12 per diluted share, as compared with $39,635,000, or $0.86 per diluted share, for the comparable period in 2002.

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

The following table presents data with respect to the five multifamily communities included in “construction in progress” and “land under development” at June 30, 2003.  Completion of these properties is subject to a number of risks and uncertainties, including construction delays and cost overruns.  No assurance can be given that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of units proposed in the table below.

COMMUNITIES	Proposed Number of Units	Estimated Total Cost	Cost Incurred to Date	Estimated Balance to Complete	Estimated Completion Date (1)

(Dollar amounts in millions)
Direct Investment
Pinnacle at Fullerton Fullerton, CA	192	$43.8	$28.3	$15.5	1Q/2004
Pinnacle Westridge Valencia, CA	234	42.7	20.8	21.9	2Q/2004
Pinnacle at Talega II San Clemente, CA	110	20.4	10.6	9.8	2Q/2004

Total CIP	536	$106.9	$59.7	$47.2

Land under development(2)
Pinnacle Pasadena Pasadena, CA	188		$9.2
Pinnacle at Chino Hills Chino Hills, CA	208		6.9

Total land under development	396		$16.1

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

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970.  Our 2003 annual dividend on our common shares was maintained at the 2002 level of $1.95 per share.  Total dividends paid to common shareholders for the six months ended June 30, 2003 and 2002 were $45,017,000 and $44,814,000, respectively.  In addition, we recorded $5,314,000 and $2,450,000 in aggregate dividends on our 8.5% Series A and 8.08% Series B Cumulative Redeemable Preferred Stock in the six months ended June 30, 2003 and 2002, respectively.

Total distributions to minority members of our consolidated subsidiaries were $1,663,000 and $1,973,000 for the six months ended June 30, 2003 and 2002, respectively.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any direct foreign exchange or other significant market risk.

Our exposure to market risk for changes in interest rates relates primarily to our lines of credit. We primarily enter into fixed and variable rate debt obligations to support general corporate purposes, including acquisitions and development, capital expenditures and working capital needs. We continuously evaluate our level of variable rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment.  We utilize five interest rate swap agreements to attain a floating rate of interest on a portion of our fixed rate debt.  The objective of the agreements is to lower our overall borrowing costs.  The swaps hedge the fair market value of a portion of our debt.  We do not use derivatives for trading or speculative purposes.  The hedges are perfectly effective and, therefore, changes in the derivative fair value and the change in fair value of the hedged items during the hedging period exactly offset with no valuation impact on our current earnings.  The notional amount of the interest rate swaps and their termination dates, shown in the table below, match the principal amounts and maturities of the hedged fixed rate debt balances.  As a result of the interest rate swaps, the effective interest rate for the six months ended June 30, 2003 on the aggregate hedged debt was reduced from a weighted average stated rate of 7.45% to 4.29%.  The fair value of the interest rate swaps was approximately $3,400,000 at June 30, 2003.

Table of Interest Rate Swaps:

Maturity	Notional Amount (in thousands)	Fixed Interest Rate on Debt	Fixed Rate Received on SWAP	Variable Rate Paid on SWAP	Effective Interest Rate on Debt

March 2004	$15,000	7.44%	(3.94)%	1.33%	4.83%
February 2005	10,961	7.00%	(4.45)%	1.33%	3.88%
July 2005	10,659	7.36%	(4.64)%	1.33%	4.05%
July 2005	18,000	7.88%	(4.70)%	1.32%	4.50%
October 2005	10,861	7.30%	(4.78)%	1.32%	3.84%

	$65,481	7.45%	(4.49)%	1.33%	4.29%

The fair values of our financial instruments (including such items in the financial statement captions as cash, other assets, accounts payable and accrued expenses, and lines of credit)

approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of our mortgage loans payable and unsecured senior notes is approximately $968,977,000 at June 30, 2003.

We had $317,209,000 and $407,612,000 in variable rate debt outstanding at June 30, 2003 and 2002, respectively.  A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $900,000 and $1,300,000 on our earnings and cash flows based on these period-end debt levels and our average variable interest rates for the six months ended June 30, 2003 and 2002, respectively. We cannot predict the effect of adverse changes in interest rates on our variable rate debt and, therefore, our exposure to market risk, nor can there be any assurance that fixed rate, long-term debt will be available to us at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

As of June 30, 2003, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

On June 29, 2000, BRE entered into an Agreement for Formation of Limited Liability Company and Contribution of Project with an unrelated third party.  The agreement contemplated that upon the completion of Pinnacle at MacArthur and satisfaction of other conditions, BRE would contribute the project to a joint venture in which BRE and a third party would be members.  The closing deadline under the agreement was April 1, 2002.  However, due to disagreements between BRE and the third party regarding their respective rights and obligations under the agreement, the closing did not occur.

On April 1, 2002, the third party brought litigation against BRE in the United States District Court for the Central District of California, Santa Ana Division.  The lawsuit seeks specific performance of the agreement or, in the alternative, damages.  BRE filed a counterclaim for a declaration that it was not, in fact, obligated to enter into the transaction under the terms demanded by the third party.  Subsequent to June 30, 2003, BRE and the third party have reached a settlement agreement pursuant to which BRE will pay the third party $6,500,000 and retain ownership of the asset. The company expects the settlement agreement to be finalized no later than September 22, 2003.

As of June 30, 2003, other than the legal matter referenced above regarding Pinnacle at MacArthur, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM 2.	Changes in Securities and Use of Proceeds
None.

ITEM 3.	Defaults upon Senior Securities
None

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 22, 2003, the Shareholders elected three directors for three-year terms by the following votes:

		FOR		AGAINST	WITHHELD/ ABSTAINED

	No. of Shares	% of shares Voted for this item	% of outstanding	No. of Shares	No. of Shares

Proposal No. I Election of Class III Directors:
William E. Borsari	33,433,315	99%	73%	—	291,416
Edward E. Mace	32,489,735	96%	71%	—	1,234,996
Frank C. McDowell	33,278,731	99%	72%	—	446,000
Proposal No. II Approval of the Second Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan:
	30,798,973	91%	67%	2,624,075	301,683
Proposal No. III Ratification of Ernst & Young LLP as auditors for the year ended December 31, 2003:
	33,532,479	99%	73%	106,775	85,477

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits and Reports on Form 8-K
	(a)	Exhibits:

		11	Statement Re: Computation of Per Share Earnings

		12	Other Exhibits –Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

		31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:
	•	The registrant filed a Current Report on Form 8-K on April 16, 2003 in connection with its press release announcing its First Quarter 2003 operating results.
	•	The registrant filed a Current Report on Form 8-K on April 17, 2003 in connection with its First Quarter 2003 operating results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.
(Registrant)

Dated: August 13, 2003	/s/ EDWARD F. LANGE, JR.

Edward F. Lange, Jr. Executive Vice President, Chief Financial Officer and Secretary