Form 10-Q
period 2003-09-30
BRE PROPERTIES INC /MD/
filed 2003-11-13
CIK 1011174

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☒    No  ☐

Number of shares of common stock outstanding as of November 7, 2003	49,961,544

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

September 30, 2003

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements

BRE Properties, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets

Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,229,878	$2,143,960
Construction in progress	79,665	90,675
Less: accumulated depreciation	(226,543)	(198,292)

	2,083,000	2,036,343

Equity interests in and advances to real estate joint ventures-Investments in rental properties	10,499	10,761
Land under development	23,308	14,574

Total real estate portfolio	2,116,807	2,061,678

Cash	3,746	893
Other assets	45,763	46,142

Total assets	$2,166,316	$2,108,713

Liabilities and Shareholders’ Equity

Liabilities:
Unsecured senior notes	$764,205	$774,570
Mortgage loans	133,255	218,194
Unsecured line of credit	143,000	181,000
Secured line of credit	100,000	—
Accounts payable and accrued expenses	31,007	38,618

Total liabilities	1,171,467	1,212,382

Minority interests	43,539	45,147

Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized. 2,150,000 shares 8.5% Series A Cumulative Redeemable issued and outstanding, $25 liquidation preference; 3,000,000 shares 8.08% Series B Cumulative Redeemable issued and outstanding, $25 liquidation preference.	128,750	128,750
Common stock, $0.01 par value; 100,000,000 shares authorized. Shares issued and outstanding: 49,343,444 at September 30, 2003 and 45,870,723 at December 31, 2002.	493	459
Additional paid-in capital	792,392	683,733
Accumulated net income in excess of cumulative dividends	32,509	41,425
Stock purchase loans to executives	(2,834)	(3,183)

Total shareholders’ equity	951,310	851,184

Total liabilities and shareholders’ equity	$2,166,316	$2,108,713

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,
	2003	2002
Revenues
Rental income	$66,140	$63,603
Ancillary income	3,114	2,913
Partnership and other income	527	1,027

Total revenues	69,781	67,543

Expenses
Real estate	21,799	19,095
Provision for depreciation	13,381	11,606
Interest	14,895	14,206
General and administrative	2,201	2,976
Other expenses	7,305	—

Total expenses	59,581	47,883

Income before net gains on investments, minority interests in income from consolidated subsidiaries and discontinued operations	10,200	19,660
Net gains on investments	—	4,862
Minority interests in income from consolidated subsidiaries	(823)	(960)

Income from continuing operations	9,377	23,562
Discontinued operations:
Gain on sale	—	—
Discontinued operations, net	—	1,484

Income from discontinued operations	—	1,484

Net Income	9,377	25,046
Dividends attributable to preferred stock	2,657	2,657

Net income available to common shareholders	$6,720	$22,389

Net income per outstanding common share-basic:
Income from continuing operations	$0.14	$0.46
Income from discontinued operations	—	0.03

Net income per share – basic	$0.14	$0.49

Net income per outstanding common share-assuming dilution:
Income from continuing operations	$0.14	$0.45
Income from discontinued operations	—	0.03

Net income per share – assuming dilution	$0.14	$0.48

Weighted average common shares outstanding – basic	46,565	45,910

Weighted average common shares outstanding – assuming dilution	48,220	47,860

Dividends declared and paid per common share	$0.4875	$0.4875

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Nine Months Ended September 30,
	2003	2002
Revenues
Rental income	$194,336	$183,107
Ancillary income	8,955	8,259
Partnership and other income	1,659	3,675

Total revenues	204,950	195,041

Expenses
Real estate	60,959	53,690
Provision for depreciation	39,192	32,490
Interest	44,642	40,469
General and administrative	7,800	7,589
Other expenses	7,305	—

Total expenses	159,898	134,238

Income before net gains on investments, minority interests in income from consolidated subsidiaries and discontinued operations	45,052	60,803
Net gains on investments	—	4,862
Minority interests in income from consolidated subsidiaries	(2,477)	(2,883)

Income from continuing operations	42,575	62,782
Discontinued operations:
Gain on sales	23,147	—
Discontinued operations, net	936	4,349

Income from discontinued operations	24,083	4,349

Net Income	66,658	67,131
Dividends attributable to preferred stock	7,971	5,107

Net income available to common shareholders	$58,687	$62,024

Net income per outstanding common share-basic:
Income from continuing operations	$0.75	$1.26
Income from discontinued operations	0.52	0.09

Net income per share – basic	$1.27	$1.35

Net income per outstanding common share-assuming dilution:
Income from continuing operations	$0.76	$1.25
Income from discontinued operations	0.51	0.09

Net income per share – assuming dilution	$1.27	$1.34

Weighted average common shares outstanding – basic	46,205	45,895

Weighted average common shares outstanding – assuming dilution	47,740	47,920

Dividends declared and paid per common share	$1.4625	$1.4625

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$66,658	$67,131
Adjustments to reconcile net income to net cash flows generated by operating activities:
Gain on sales of discontinued operations	(23,147)	—
Net gain on sales of investments	—	(4,862)
Income from investments in unconsolidated entities	(726)	(3,057)
Provision for depreciation	39,192	32,490
Depreciation from discontinued operations	306	2,221
Minority interests in income from consolidated subsidiaries	2,477	2,883
Decrease in other assets	2,127	2,611
(Decrease) increase in accounts payable and accrued expenses	(7,611)	2,206

Net cash flows generated by operating activities	79,276	101,623

Cash flows from investing activities:
Proceeds from sales of investments, net	71,482	8,200
Multifamily communities purchased	(72,840)	(74,626)
Multifamily communities purchased from joint venture partners	—	(56,510)
Capital expenditures	(7,687)	(6,190)
Rehabilitation expenditures and other	(5,900)	(4,689)
Additions to direct investment in real estate- construction in progress	(39,338)	(49,073)
Advances to unconsolidated joint ventures for construction in progress	—	(17,865)
Reimbursements of construction in progress from unconsolidated joint ventures	—	13,753
Additions to land under development	(15,633)	(17,541)
Investment in and advances to Internet business	—	(810)
Distributions from unconsolidated entities	801	2,656

Net cash flows used in investing activities	(69,115)	(202,695)

Cash flows from financing activities:
Issuance of unsecured senior notes, net	—	297,407
Principal payments on unsecured senior notes and mortgage loans	(94,680)	(28,297)
Lines of credit:
Advances	243,000	313,000
Repayments	(181,000)	(468,000)
Fees	(4,011)	—
Proceeds from preferred stock offering, net	—	72,449
Proceeds from common equity offering, net	97,653	—
Dividends paid	(75,574)	(72,331)
Repurchase of common shares	(724)	(6,195)
Proceeds from exercises of stock options, net	10,515	3,977
Distributions to minority interests in consolidated subsidiaries	(2,487)	(2,958)

Net cash flows (used in) generated by financing activities	(7,308)	109,052

Increase in cash	2,853	7,980
Balance at beginning of period	893	3,892

Balance at end of period	$3,746	$11,872

Supplemental disclosure of non cash activities:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$57,247	$73,607

Transfers of land under development to direct investments in real estate–construction in progress	$6,899	$26,468

(Decrease) increase in carrying value of debt attributed to hedging activities	$(624)	$3,591

Minority interest unit conversions to common shares	$1,598	$604

Transfer of real estate joint ventures-investment in rental properties to direct investments in real estate– investments in rental properties	$—	$52,209

Transfer of real estate joint ventures- construction in progress to real estate joint ventures– investments in rental properties	$—	$44,488

Secured debt assumed related to transfer of real estate joint ventures-investment in rental properties to direct investment	$—	$22,218

See condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2003

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

All of BRE’s revenues are from external customers. There are no tenants that contributed 10% or more of BRE’s total consolidated revenues in the three months ended September 30, 2003 or 2002. Interest income is not separately reported, as it is immaterial. There is no provision for income tax as the Company is organized as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Certain reclassifications have been made from the prior period’s presentation to conform to the current period’s presentation.

NOTE B – REPORTABLE SEGMENTS

BRE has determined that it has one operating and reportable segment, multifamily communities, which comprised approximately 98% of BRE’s assets and substantially all of BRE’s revenues for the three months ended September 30, 2003. All multifamily communities owned by the Company are located in the Western United States, in three general markets that it defines as California, Pacific Northwest, and Mountain/Desert States.

BRE’s business focus is the ownership and operation of multifamily communities and it evaluates performance and allocates resources primarily based on the net operating income (“NOI”) of each individual multifamily community. NOI is defined by the Company (and generally by the real estate industry) as the excess of all revenues generated by the community (primarily rental revenue) less direct operating expenses (primarily, but not limited to, payroll, property taxes, insurance and maintenance expense). Accordingly, NOI excludes depreciation, capitalized expenditures and interest expense. NOI, including NOI from discontinued operations, for the three months ended September 30, 2003 and 2002 totaled $47,982,000 and $50,921,000, respectively. The Company considers NOI to be an appropriate supplemental measure of its performance because it reflects the operating performance of the Company’s real estate portfolio at the property level and is used to make decisions about resource allocations and assessing regional property level performance.

A reconciliation of net income available to common shareholders to NOI for the three months ended September 30, 2003 and 2002 is as follows:

	Three months ended September 30,
(amounts in thousands)	2003	2002
Net income available to common shareholders, as reported	$6,720	$22,389
Interest	14,895	14,454
Provision for depreciation	13,381	12,347
Minority interests in income from consolidated subsidiaries	823	960
(Gain) on investments	—	(4,862)
Dividends attributable to preferred stock	2,657	2,657
General and administrative	2,201	2,976
Other expenses	7,305	—

Net operating income	$47,982	$50,921

NOTE C – STOCK-BASED COMPENTSATION

Effective January 1, 2003, BRE adopted the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure” (SFAS 148). BRE has adopted the prospective method as provided for in SFAS 148, under which the provisions of SFAS 123 will be applied prospectively to all awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based compensation included in the determination of consolidated net income for the quarter and nine months ended September 30, 2003 is less than that which would have been recognized if the fair value method had been applied to all awards. Prior to 2003, BRE accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Awards under BRE’s option plans vest over periods ranging from one to five years. The following table illustrates the pro forma effect on consolidated net income and earnings per share of all outstanding awards in each period.

	Three months ended September 30,
(amounts in thousands, except per share data)	2003	2002
Net income available to common shareholders, as reported	$6,720	$22,389
Add: Stock-based compensation expense included in reported net income	100	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(578)	(1,202)

Pro forma net income	$6,242	$21,187

Earnings per share:
Basic-as reported	$0.14	$0.49
Basic-pro forma	$0.13	$0.46

Diluted-as reported	$0.14	$0.48
Diluted-pro forma	$0.13	$0.46

	Nine months ended September 30,
(amounts in thousands, except per share data)	2003	2002
Net income available to common shareholders, as reported	$58,687	$62,024
Add: Stock-based compensation expense included in reported net income	300	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(2,792)	(3,911)

Pro forma net income	$56,195	$58,113

Earnings per share:
Basic-as reported	$1.27	$1.35
Basic-pro forma	$1.22	$1.27

Diluted-as reported	$1.27	$1.34
Diluted-pro forma	$1.22	$1.26

The effect of pro forma application of SFAS 123 is not necessarily representative of the effect on consolidated net income for future periods.

NOTE D – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

BRE has five interest rate swap agreements outstanding that attain a floating rate of interest on a portion of its fixed rate debt. BRE designated these derivative instruments to be utilized as fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) as amended. Under SFAS 133, the resulting assets or liabilities attributed to these derivative instruments are carried on BRE’s consolidated financial statements at their estimated fair values. The hedges are perfectly effective and, therefore, changes in the derivative fair value and the change in fair value of the hedged items during the hedging period exactly offset with no valuation impact on BRE’s current earnings.

The notional amount at September 30, 2003 of the interest rate swaps utilized in the fair value hedges is $65,248,000, with maturity dates ranging from 2004 to 2005. The principal amount of debt being hedged equals the notional amount of the interest rate swaps. The fair value hedges convert the interest rate on debt with a weighted average fixed rate of 7.45% to a floating rate equal to LIBOR plus an average spread of 3.0%, which resulted in an effective rate of 4.22% for the nine months ended September 30, 2003. The fair value of the interest rate swaps at September 30, 2003 was $2,877,000 and is recorded in other assets on the consolidated balance sheet. At September 30, 2003, offsetting amounts of $1,672,000 and $1,205,000 have been recorded as an increase to mortgage loans and unsecured senior notes, respectively. To determine the fair values of derivatives, BRE uses market valuations provided by a third party.

NOTE E - OTHER EXPENSES

On June 29, 2000, BRE entered into an Agreement for Formation of Limited Liability Company and Contribution of Project with an unrelated third party. The agreement contemplated that upon the completion of Pinnacle at MacArthur Place and satisfaction of other conditions, BRE would contribute the project to a joint venture in which BRE and a third party would be members. The closing deadline under the agreement was April 1, 2002. However, due to disagreements between BRE and the third party regarding their respective rights and obligations under the agreement, the closing did not occur.

On April 1, 2002, the third party brought litigation against BRE in the United States District Court for the Central District of California, Santa Ana Division. The lawsuit sought specific performance of the agreement or, in the alternative, damages. BRE filed a counterclaim for a declaration that it was not, in fact, obligated to enter into the transaction under the terms demanded by the third party. During the third quarter of 2003, BRE and the third party settled the lawsuit. Under the terms of the settlement, BRE paid the third party $6,500,000 and retained full ownership of the asset.

Also during the third quarter 2003, BRE reached a settlement agreement regarding a class action lawsuit that was brought against the company with respect to application fees charged residents from August 1998 to August 2003. Under terms of the settlement, BRE agreed to establish a $200,000 fund to reimburse prior applicants up to $5.00 per applicant, and to pay certain administration charges and legal expenses.

The combined settlement amounts, legal fees and related expenses for both suits aggregate $7,305,000 and are reported as Other expenses on the consolidated income statement.

NOTE F – DISCONTINUED OPERATIONS

For properties accounted for under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property, as well as the net gain or loss on disposal. At September 30, 2003, BRE had no operating apartment communities classified as held for sale under the provisions of SFAS 144.

During the first six months of 2003, BRE sold three operating communities with 1,100 units for approximately $72,700,000, resulting in a gain on sale of approximately $23,100,000. During the fourth quarter of 2002, BRE sold three operating communities with a total of 663 units for an aggregate sales price of approximately $58,300,000, resulting in a net gain on sale of $10,100,000. The following is a breakdown of the gain on sales and the combined results of operations for the quarters and the nine months ended September 30, 2003 and 2002, respectively.

	For the Three Months ended September 30,		For the Nine Months ended September 30,
(amounts in thousands)	2003	2002	2003	2002
Rental and ancillary income	$—	$3,983	$1,984	$11,810
Real estate expenses	—	(1,510)	(742)	(4,489)
Provision for depreciation	—	(741)	(306)	(2,221)
Interest expense	—	(248)	—	(751)
Gain on sales	—	—	23,147	—

Total discontinued operations	$—	$1,484	$24,083	$4,349

NOTE G – NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 149, “Amendment of SFAS 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after June 30, 2003. BRE will prospectively apply the guidance on any applicable new contracts entered into subsequent to June 30, 2003, and does not expect the adoption of SFAS 149 to have a material impact on its consolidated financial statements.

In January 2003, the FASB issued Financial Accounting Standard Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46) an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” This interpretation establishes accounting and reporting standards requiring the consolidation of variable interest entities. This interpretation applies immediately to arrangements created after January 31, 2003 and will apply to pre-existing contracts beginning December 31, 2003. BRE reviewed all contractual, ownership, and money interests that currently fall under the scope of FIN 46 and was not required to consolidate any entities. BRE does not expect final implementation of FIN 46 to have a material impact on its consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. It requires that certain financial instruments, such as mandatorily redeemable shares, put options, forward purchase contracts, and obligations that can be settled with shares, be classified as liabilities, where in some cases these have previously been classified as equity or between the liabilities and equity section of the consolidated balance sheet. SFAS 150 was effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on BRE’s consolidated financial statements.

In July 2003, the Securities and Exchange Commission Observer clarified that for the purposes of applying of FASB-EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” (EITF D-42), when calculating the excess of (1) fair value of the consideration transferred to holders of the preferred stock, over the (2) the carrying amount of the preferred stock in the registrant’s balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock regardless of where in the shareholders’ equity section those costs were initially classified on issuance. The clarification of EITF D-42 should be reflected retroactively in the first fiscal period ending after September 15, 2003, by restating financial statements of prior periods in accordance with the provisions of Accounting Principles Board Opinion NO. 20 “Accounting Changes.” The application of this clarification of EITF D-42 in the third quarter of 2003 did not have an impact on BRE’s consolidated financial statements.

NOTE H – SUBSEQUENT EVENTS

On October 31, 2003, BRE acquired The Village Apartments with 124 units located in Chino, California, for approximately $11,800,000. On October 29, 2003, BRE acquired a 13-acre land site for the future development of 268 units located in Moreno Valley, California for approximately $3,600,000.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2003

Overview

We are a self-administered equity real estate investment trust or “REIT” focused on the acquisition, development, and management of multifamily apartment communities in eight metropolitan markets of the Western United States. At September 30, 2003, our portfolio had real estate assets with a book value of approximately $2.1 billion that included 78 wholly or majority-owned apartment communities, aggregating 22,657 units; two apartment communities that we manage and own in joint venture arrangements, comprised of 488 apartment units; and six wholly-owned apartment communities in various stages of construction and development, totaling 1,120 units.

During third quarter 2003, BRE acquired one community for approximately $73,000,000: Corona Pointe Apartments, with 714 units, located in Riverside, California. The company also acquired a parcel of land for future development of 188 units in Santa Clarita, California.

Forward-Looking Statements

In addition to historical information, we have made forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements pertain to, among other things, our capital resources, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties. You should not rely on these statements as predictions of future events because there is no assurance that the events or circumstances reflected in the statements can be achieved or will occur. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect or imprecise or incapable of being realized. The following factors, among others, could affect actual results and future events: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to successfully integrate acquired properties and operations, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code as of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends upon economic trends, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors. Do not rely solely on forward-looking statements, which only reflect management’s analysis. We assume no obligation to update forward-looking statements.

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

In the normal course of business, we will receive offers for sale of our properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. We classify real estate as “held for sale” when all of the criteria set forth in SFAS 144 are met, including the criterion that it is probable, in the opinion of management, that a property will be disposed of within one year.

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

Derivatives and Hedging Activities

We use derivative financial instruments in the normal course of business with the objective of lowering our overall borrowing costs. As of September 30, 2003, we had five interest rate swap agreements with a notional value aggregating $65,248,000 that are used to attain a floating rate of interest on a portion of our fixed rate debt, maturing in 2004 and 2005. These derivatives qualify for hedge accounting as discussed in Note D to our September 30, 2003 unaudited consolidated financial statements. We record the instruments at values obtained from third parties. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

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

Liquidity and Capital Resources

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales, and secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments.

During third quarter 2003, we sold 3,000,000 shares of our common stock. Net proceeds to BRE totaled $32.651 per share, which represented a 3.4% discount from the New York Stock Exchange closing price of $33.80 per share on September 16, 2003. The shares were re-offered to the public through the underwriter at a price of $33.10 per share. Subsequent to the end of the third quarter 2003, the underwriter exercised an over-allotment option to purchase an additional 450,000 shares. Net proceeds from the offering—after all discounts, commissions and anticipated issuance costs—totaled approximately $112,300,000. We intend to use the proceeds from the offering for general corporate purposes, which may include the repayment of debt, redemption of equity securities, funding for development activities and financing for acquisitions.

We amended and restated our revolving unsecured credit facility on April 4, 2003, extending the maturity date from December 2003 to April 2006, with an option to extend the term one year beyond the maturity date. We elected to reduce the borrowing capacity from $450,000,000 to $350,000,000. The interest rate on the line of credit was maintained at LIBOR plus 0.70%, plus a fee of 0.20% payable on the unused portion of the credit facility. Our pricing spread above LIBOR is dependent upon our credit ratings and can range from 0.50% to 1.45%. Our average cost on the unsecured line of credit for the nine months ended September 30, 2003 was 2.66%.

Borrowings under our unsecured line of credit totaled $143,000,000 at September 30, 2003, compared to $181,000,000 at December 31, 2002. Drawings on the line of credit are available to fund our investment activities and general corporate purposes. We typically reduce our outstanding balance on the line of credit with available cash balances.

During the second quarter of 2003, we established a $100,000,000 Fannie Mae credit facility maturing in 2008. Borrowings under our secured line of credit totaled $100,000,000 at September 30, 2003. The credit facility is secured by five multifamily communities, which are held by a bankruptcy-remote special purpose consolidated subsidiary of BRE. Initial borrowings under the facility will bear interest at variable rates with maturities from one to nine months, plus a facility fee of up to 0.65%. Our borrowing cost, including interest, margin and fees, is currently 2.03%. We also have the option to convert variable-rate borrowings to fixed-rate borrowings. Subject to the terms of the facility, we have the option to increase its size to $250,000,000. Drawings on the line of credit are available to fund our investment activities and for general corporate purposes.

We had a total of $763,000,000 in unsecured senior notes (excluding a basis adjustment of $1,205,000 from hedging activities) at September 30, 2003, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
March, 2004	$15,000,000	4.75%
July, 2005	18,000,000	4.44%
March, 2007	150,000,000	5.95%
June, 2007	50,000,000	7.20%
September, 2009	150,000,000	5.75%
January, 2011	250,000,000	7.45%
February, 2013	130,000,000	7.13%

Total / Average Interest Rate	$763,000,000	6.63%

In addition, at September 30, 2003, we had mortgage indebtedness totaling $131,583,000 (excluding an adjustment of $1,672,000 from hedging activities) at an average interest rate of 6.01%, and remaining terms of from less than one to 10 years.

As of September 30, 2003, we had total outstanding debt balances of approximately $1,140,000,000 and total outstanding consolidated shareholders’ equity and minority interests of approximately $995,000,000, representing a debt to total book capitalization ratio of 53%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants during the nine months ended September 30, 2003.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2003, such as scheduled debt repayments, construction funding and property acquisitions. At September 30, 2003, we had an estimated cost of $66,500,000 to complete existing construction in progress, with funding estimated from 2003 through 2005. Scheduled debt repayments through December 31, 2003 total approximately $569,000.

We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may issue up to $700,000,000 of securities, including debt securities, common stock and preferred stock. Our recent common stock offering totaling $114,200,000, our $300,000,000 aggregate principal amount of note issuances in 2002, and $75,000,000 preferred stock offering in June of 2002 reduced the amount available for future issuances under this registration statement to approximately $210,800,000. Depending upon market conditions, we may issue additional securities under this or under future shelf registration statements. Proceeds from these issuances may be used to fund additional investments in multifamily communities, and for permanent financing of investments initially funded through temporary borrowings under our revolving lines of credit. In addition proceeds may be used for other general corporate purposes, including development activities, capital expenditures, redemption of equity securities, increasing our working capital and to repay indebtedness. Pending the application of the net proceeds, we may invest the proceeds in investment-grade, interest-bearing securities. In 2001, we commenced a medium-term note program for the possible issuance, from time to time, of up to $300,000,000 of medium term notes as part of our shelf registration, subject to the amount remaining available under our shelf registration statement. To date, no such notes have been issued under the program.

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

Our Board of Directors has authorized the repurchase of our common stock in an amount up to $60,000,000. The timing of repurchase activity is dependent upon the market price of our shares, and other market conditions and factors. During the first quarter of 2003, we repurchased approximately $724,000 of common stock, representing 25,500 shares at an average purchase price of $28.39 per share. No shares were repurchased subsequent to March 31, 2003. As of September 30, 2003, we had cumulatively repurchased a total of approximately $51,100,000 of common stock, representing 1,785,600 shares at an average purchase price of $28.64 per share.

Results of Operations

Comparison of the Three Months Ended September 30, 2003 and 2002

Revenues

Total revenues were $69,781,000 for the three months ended September 30, 2003, compared to $67,543,000 for the same period in 2002, excluding revenues from discontinued operations. The increase in total revenues was generated from communities acquired and developed after June 30, 2002, which we would define as our “non same-store” communities. During the 15 months subsequent to June 30, 2002, we acquired two communities, completed the construction of three wholly owned communities and consolidated our interests in two communities that we developed and operated, and were subject to joint venture arrangements. The increase in revenues generated from non same-store communities has been partially offset by reductions in revenues from our same-store portfolio and partnership and other income. The 2% year over year decrease in same-store revenue is attributable to a 4% reduction in average monthly market rents, from $1,128 for the quarter ended September 30, 2002, to $1,078 for the quarter ended September 30, 2003. The decrease in partnership and other income is due to the consolidation of our interest in two of the four joint ventures that were operating during the third quarter of 2002.

A summary of the components of revenues for the quarters ended September 30, 2003 and 2002 follows (dollar amounts in thousands):

	Three months ended September 30, 2003		Three months ended September 30, 2002		% Change from 2002 to 2003
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Same-store	$63,478	91%	$65,073	96%	(2)%
Non same-store	5,776	8%	1,443	2%	300%
Partnership and other Income	527	1%	1,027	2%	(49)%

Total revenues	$69,781	100%	$67,543	100%	3%

Multifamily communities’ average physical occupancy rates for the quarters ended September 30, 2003 and 2002 were as follows:

	2003	2002
Same-store	95%	95%
All	94%	94%

Average physical portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio. Apartment units are generally leased to residents for rental terms that do not exceed one year.

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties for the quarter ended September 30, 2003 increased 14% to $21,799,000 from $19,095,000 in the comparable period in 2002, excluding real estate expenses from discontinued operations. The total increase of $2,704,000 was primarily attributable to non same-store expenses, which increased $1,629,000. Additionally, same-store expenses increased $1,075,000 year over year. The third quarter 2003 non same-store number includes real estate expenses from the seven communities we acquired, developed, or consolidated after June 30, 2002, while the third quarter 2002 non same-store number includes expenses from two development communities that were in the lease-up phase during 2002.

A summary of the categories of real estate expense for the three months ended September 30, 2003 and 2002 follows (dollar amounts in thousands):

	Three months ended September 30, 2003		Three months ended September 30, 2002		% Change from 2002 to 2003
	Expense	% of Total Revenues	Expense	% of Total Revenues
Same-store	$19,871		$18,796		6%
Non same-store	1,928		299		545%

Total real estate expenses	$21,799	31%	$19,095	28%	14%

Provision for Depreciation

The provision for depreciation increased to $13,381,000 for the three months ended September 30, 2003, from $11,606,000 for the same period in 2002. The $1,775,000 increase in 2003 resulted from higher depreciable bases on new property acquisitions, development properties completed and joint venture assets consolidated.

Interest Expense

Interest expense was $14,895,000 (net of interest capitalized to the cost of apartment communities under development of $2,057,000) for the quarter ended September 30, 2003, an increase of $689,000 or 5% from the comparable period in 2002. Interest expense was $14,206,000 for the same period in 2002 and was net of $2,971,000 of interest capitalized to the cost of apartment communities under construction. The increase in interest expense was due to reduced levels of capitalized interest offset by lower overall borrowing costs.

General and Administrative

General and administrative costs totaled $2,201,000, or approximately 3.2% of total revenues, for the third quarter of 2003, compared to 2,976,000, or approximately 4.4% of total revenues, for the third quarter in 2002. The third quarter 2002 amount includes a $540,000 non-recurring expense related to the retirement of one of our executive officers. General and administrative expenses are 3.6% of total revenues for the third quarter of 2002 when the one time charge is excluded.

Other expenses

Other expenses in the third quarter of 2003 represent legal settlement charges that are outside our normal course of business. During the third quarter of 2003, we executed a settlement agreement in connection with litigation with an unrelated third party regarding the Pinnacle at MacArthur Place joint venture agreement. Under the terms of the settlement agreement, we paid the third party $6,500,000 and retained full ownership of the asset. Pinnacle at MacArthur Place is a recently developed and stabilized, 253-unit community in Santa Ana, California. Also during the third quarter of 2003, we reached a settlement agreement regarding a class action lawsuit brought against us with respect to application fees charged to residents from August 1998 to August 2003. Under the terms of the settlement, we agreed to establish a $200,000 fund to reimburse prior applicants up to $5.00 per applicant, and to pay certain related administration charges and legal expenses. The combined settlement amounts, legal fees and related expenses aggregate $7,305,000, and are reported as Other expenses on the consolidated income statement.

Minority Interests in Income from Consolidated Subsidiaries

Minority interests in income from consolidated subsidiaries totaled $823,000 and $960,000 for the quarters ended September 30, 2003 and 2002, respectively. Minority interests and consequently, minority interests in income, declined as operating company unit holders of BRE Property Investors LLC exchanged their units for shares of our common stock. Subsequent to September 30, 2002, a total of 470,046 operating company units have been converted to common shares. Conversions of operating company units to common shares totaled 44,357 and zero for the three months ended September 30, 2003 and 2002, respectively.

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

During the first six months of 2003, we sold three operating communities with a total of 1,100 units. The communities were sold for $72,700,000, resulting in a gain on sale of approximately $23,100,000. During the fourth quarter of 2002, we sold three operating communities with a total of 663 units for an aggregate sales price of approximately $58,300,000, resulting in a net gain on sale of $10,100,000. The combined results of operations for the six multifamily communities sold since January 1, 2002 totaled zero and $1,484,000 for the three months ended September 30, 2003 and 2002, respectively.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock represent the dividends on our 8.5% Series A and 8.08% Series B Cumulative Redeemable Preferred Stock.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended September 30, 2003 was $6,720,000, or $0.14 per diluted share, as compared with $22,389,000, or $0.48 per diluted share, for the comparable period in 2002.

Comparison of the Nine Months Ended September 30, 2003 and 2002

Revenues

Total revenues were $204,950,000 for the nine months ended September 30, 2003, compared to $195,041,000 for the same period in 2002, excluding revenues from discontinued operations. The increase in total revenues was generated from communities acquired and developed after December 31, 2001, which we define as our “non same-store” communities. During the 21 months subsequent to December 31, 2001, we acquired five communities, completed the construction of four wholly owned communities and consolidated our interests in five communities that we developed and operated, and were subject to joint venture arrangements. The increase in revenues generated from non same-store communities has been partially offset by reductions in revenues from our same-store portfolio and partnership and other income. The 4% year over year decrease in same-store revenue is attributable to a 5% reduction in average monthly market rents, from $1,127 for the nine months ended September 30, 2002, to $1,067 for the nine months ended September 30, 2003. The decrease in partnership and other income is due to the consolidation of our interest in five of the seven joint ventures that were operating during the nine months ended September 30, 2002.

A summary of the components of revenues for the nine months ended September 30, 2003 and 2002 follows (dollar amounts in thousands):

	Nine months ended September 30, 2003		Nine months ended September 30, 2002		% Change from 2002 to 2003
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Same-store	$172,989	84%	$180,268	92%	(4)%
Non same-store	30,302	15%	11,098	6%	173%
Partnership and other income	1,659	1%	3,675	2%	(55)%

Total revenues	$204,950	100%	$195,041	100%	5%

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties for the nine months ended September 30, 2003 increased 14% to $60,959,000 from $53,690,000 for the comparable period in 2002, excluding real estate expenses from discontinued operations. The total increase of $7,269,000 was primarily attributable to non same-store expenses, which increased $6,619,000. Same-store expenses increased $650,000 or 1%. The year to date 2003 non same-store number includes real estate expenses from the 14 communities that we acquired, developed, or consolidated after December 31, 2001. The lower year to date 2002 non same-store number reflects that these 14 communities were either not owned or not stabilized for the full nine months ended September 30, 2002.

A summary of the categories of real estate expenses for the nine months ended September 30, 2003 and 2002 follows (dollar amounts in thousands):

	Nine months ended September 30, 2003		Nine months ended September 30, 2002		% Change from 2002 to 2003
	Expense	% of Total Revenues	Expense	% of Total Revenues
Same-store	$51,454		$50,804		1%
Non same-store	9,505		2,886		229%

Total real estate Expenses	$60,959	30%	$53,690	28%	14%

Provision for Depreciation

The provision for depreciation increased to $39,192,000 for the nine months ended September 30, 2003, from $32,490,000 for the same period in 2002, excluding depreciation from discontinued operations. The $6,702,000 increase in 2003 resulted from higher depreciable bases on new property acquisitions, development properties completed and joint venture assets consolidated.

Interest Expense

Interest expense was $44,642,000 (net of interest capitalized to the cost of apartment communities under development of $7,233,000) for the nine months ended September 30, 2003, an increase of $4,173,000, or 10%, from the comparable period in 2002. Interest expense was $40,469,000 for the same period in 2002 and was net of $9,211,000 of interest capitalized to the cost of apartment communities under construction. The increase in interest expense in the 2003 period was due to reduced levels of capitalized interest and higher overall debt levels.

General and Administrative

General and administrative costs totaled $7,800,000, or approximately 3.8% of total revenues, for the nine months ended September 30, 2003. General and administrative costs totaled $7,589,000, or approximately 3.9% of total revenues, for the nine months ended September 30, 2002. The increase in 2003 is primarily due to stock-based compensation (we adopted SFAS 123 effective January 1, 2003), other compensation changes and increased professional fees, and is partially offset by the $540,000 non-recurring retirement charge included in the year to date 2002 total.

Other expenses

Other expenses in the nine months ended September 30, 2003 represent legal settlement charges that are outside our normal course of business. During the third quarter of 2003, we executed a settlement agreement in connection with litigation with an unrelated third party regarding the Pinnacle at MacArthur Place joint venture agreement. Under the terms of the settlement agreement, we paid the third party $6,500,000 and retained full ownership of the asset. Pinnacle at MacArthur Place is a recently developed and stabilized, 253-unit community in Santa Ana, California. Also during the third quarter of 2003, we reached a settlement agreement regarding a class action lawsuit brought against us with respect to application fees charged to residents from August 1998 to August 2003. Under the terms of the settlement, we agreed to establish a $200,000 fund to reimburse prior applicants up to $5.00 per applicant, and to pay certain related administration charges and legal expenses. The combined settlement amounts, legal fees and related expenses aggregate $7,305,000, and are reported as Other expenses on the consolidated income statement.

Minority Interests in Income from Consolidated Subsidiaries

Minority interests in income from consolidated subsidiaries totaled $2,477,000 and $2,883,000 for the nine months ended September 30, 2003 and 2002, respectively. Minority interests and consequently, minority interests in income, declined as operating company unit holders of BRE Property Investors LLC exchanged their units for shares of our common stock. Subsequent to September 30, 2002, a total of 470,046 operating company units have been converted to common shares. Conversions of operating company units to common shares totaled 59,357 and 22,423 for the nine months ended September 30, 2003 and 2002, respectively.

Discontinued operations

During the first six months of 2003, we sold three operating communities with a total of 1,100 units. The communities were sold for $72,700,000, resulting in a gain on sale of approximately $23,100,000. During the fourth quarter of 2002, we sold three operating communities with a total of 663 units for an aggregate sales price of approximately $58,300,000, resulting in a net gain on sale of $10,100,000. The gain on sales and the combined results of operations from the assets sold during the nine months ended September 30, 2003 totaled $24,083,000. The combined results of operations for the six multifamily communities sold since January 1, 2002 totaled $4,349,000 for the nine months ended September 30, 2002.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock represent the dividends on our 8.5% Series A and 8.08% Series B Cumulative Redeemable Preferred Stock. A prorated dividend was paid for our Series B Preferred Stock during the nine months ended September 30, 2002 as the offering of this stock closed on June 20, 2002.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the nine months ended September 30, 2003 was $58,687,000, or $1.27 per diluted share, as compared with $62,024,000, or $1.34 per diluted share, for the comparable period in 2002.

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

The following table presents data with respect to the six multifamily communities included in “construction in progress” and “land under development” on our Consolidated Balance Sheet at September 30, 2003. Completion of these properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. No assurance can be given that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of units proposed in the table below.

COMMUNITIES	Proposed Number of Units	Estimated Total Cost	Cost Incurred to Date	Estimated Balance to Complete	Estimated Completion Date (1)
(Dollar amounts in millions)
Direct Investment
Pinnacle at Fullerton Fullerton, CA	192	$44.2	$33.5	$10.7	1Q/2004
Pinnacle Westridge Valencia, CA	234	42.8	26.0	16.8	2Q/2004
Pinnacle at Talega II San Clemente, CA	110	20.4	13.1	7.3	2Q/2004
Pinnacle at Chino Hills Chino Hills, CA	208	38.8	7.1	31.7	4Q/2005

Total CIP	744	$146.2	$79.7	$66.5

Land under development (2)
Pinnacle Pasadena Pasadena, CA	188	$49.8	$9.7	$40.1
Pinnacle Bridgeport Santa Clarita, CA	188	38.6	13.6	25.0

Total land under development	376	$88.4	$23.3	$65.1

(1)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which can change based on several factors, including construction delays and the inability to obtain necessary public approvals.

(2)	Land under development represents projects in various stages of predevelopment, development and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our consolidated balance sheet.

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our 2003 annual dividend on our common shares was maintained at the 2002 level of $1.95 per share. Total dividends paid to common shareholders for the nine months ended September 30, 2003 and 2002 were $67,603,000 and $67,224,000, respectively. In addition, we paid $7,971,000 and $5,107,000 in aggregate dividends on our 8.50% Series A and 8.08% Series B Cumulative Redeemable Preferred Stock during the nine months ended September 30, 2003 and 2002, respectively.

Total distributions to minority members of our consolidated subsidiaries were $2,487,000 and $2,958,000 for the nine months ended September 30, 2003 and 2002, respectively.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any direct foreign exchange or other significant market risk.

Our exposure to market risk for changes in interest rates relates primarily to our lines of credit. We primarily enter into fixed and variable rate debt obligations to support general corporate purposes, including acquisitions and development, capital expenditures and working capital needs. We continuously evaluate our level of variable rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment. We utilize five interest rate swap agreements to attain a floating rate of interest on a portion of our fixed rate debt. The objective of the agreements is to lower our overall borrowing costs. The swaps hedge the fair market value of a portion of our debt. We do not use derivatives for trading or speculative purposes. The hedges are perfectly effective and, therefore, changes in the derivative fair value and the change in fair value of the hedged items during the hedging period exactly offset with no valuation impact on our current earnings. The notional amount of the interest rate swaps and their termination dates, shown in the table below, match the principal amounts and maturities of the hedged fixed rate debt balances. As a result of the interest rate swaps, the effective interest rate for the nine months ended September 30, 2003 on the aggregate hedged debt was reduced from a weighted average stated rate of 7.45% to 4.22%. The fair value of the interest rate swaps was approximately $2,877,000 at September 30, 2003.

Table of Interest Rate Swaps:

Maturity	Notional Amount (in thousands)	Fixed Interest Rate on Debt	Fixed Rate Received on SWAP	Variable Rate Paid on SWAP	Effective Interest Rate on Debt
March 2004	$15,000	7.44%	(3.94)%	1.25%	4.75%
February 2005	10,865	7.00%	(4.45)%	1.26%	3.81%
July 2005	10,570	7.36%	(4.64)%	1.26%	3.98%
July 2005	18,000	7.88%	(4.70)%	1.26%	4.44%
October 2005	10,813	7.30%	(4.78)%	1.25%	3.77%

	$65,248	7.45%	(4.49)%	1.26%	4.22%

The fair values of our financial instruments (including such items in the financial statement captions as cash, other assets, accounts payable and accrued expenses, and lines of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of our mortgage loans and unsecured senior notes is approximately $944,513,000 at September 30, 2003.

We had $334,415,000 and $282,450,000 in variable rate debt outstanding at September 30, 2003 and 2002, respectively. A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $950,000 and $975,000 on our earnings and cash flows based on these period-end debt levels and our average variable interest rates for the nine months ended September 30, 2003 and 2002, respectively. We cannot predict the effect of adverse changes in interest rates on our variable rate debt and, therefore, our exposure to market risk, nor can there be any assurance that fixed rate, long-term debt will be available to us at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

As of September 30, 2003, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On September 29, 2000, BRE entered into an Agreement for Formation of Limited Liability Company and Contribution of Project with an unrelated third party. The agreement contemplated that upon the completion of Pinnacle at MacArthur Place and satisfaction of other conditions, BRE would contribute the project to a joint venture in which BRE and a third party would be members. The closing deadline under the agreement was April 1, 2002. However, due to disagreements between BRE and the third party regarding their respective rights and obligations under the agreement, the closing did not occur.

On April 1, 2002, the third party brought litigation against BRE in the United States District Court for the Central District of California, Santa Ana Division. The lawsuit sought specific performance of the agreement or, in the alternative, damages. BRE filed a counterclaim for a declaration that it was not, in fact, obligated to enter into the transaction under the terms demanded by the third party. During the third quarter of 2003, BRE and the third party reached a settlement agreement. Under the terms of the settlement, BRE paid the third party $6,500,000 and retained ownership of the asset.

Also during third quarter 2003, BRE reached a settlement agreement regarding a class action lawsuit that was brought against BRE with respect to application fees charged residents from August 1998 to August 2003. Under terms of the settlement, BRE agreed to establish a $200,000 fund to reimburse prior applicants up to $5.00 per applicant, and to pay certain related administration charges and legal expenses.

As of September 30, 2003, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM 2. Changes in Securities and Use of Proceeds

During the three months ended September 30, 2003, an aggregate of 44,357 limited partnership units in BRE Property Investors LLC were exchanged for shares of our common stock. The exchange of limited partnership units for shares of our common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

New Legislation

Legislation was recently enacted that reduces the maximum tax rate of non-corporate taxpayers for capital gains generally from 20% to 15% (for taxable years ending on or after May 6, 2003, although certain amounts in 2003 may continue to be taxed at a 20% rate) and for dividends payable to non-corporate taxpayers generally from 38.6% to 15% (for taxable years beginning after December 31, 2002). The currently applicable provisions of the United States federal income tax laws relating to the 15% rate are currently scheduled to “sunset” or revert back to the provisions of prior law effective for taxable years beginning after December 31, 2008, at which time the capital gains tax rate will be increased to 20%, and the rate applicable to dividends will be increased to the tax rate then applicable to ordinary income. In general, dividends payable by REITs are not eligible for the 15% tax rate, except to the extent such dividends are attributable to dividends we received from taxable corporations (such as our taxable REIT subsidiaries), to income that was subject to tax at the corporate/REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year) or to REIT “capital gain dividends” as defined in the Internal Revenue Code of 1986, as amended. The recent legislation also reduces the maximum tax rate of non-corporate taxpayers on ordinary income from 38.6% to 35%. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable treatment of regular corporate dividends could cause investors who are individuals to consider stock of other corporations that pay dividends as more attractive relative to stock of REITs. It is not possible to predict whether this change in perceived relative value will occur, or what the effect will be on the market price of our stock.

Proposed Legislation

Recently, legislation was introduced in the United States House of Representatives and Senate that would amend certain rules relating to REITs. As of the date hereof, this proposed legislation has not been enacted into law. The proposed legislation would, among other things, include the following changes:

•	Subject to certain exceptions, we may not own more than 10% by vote or value of any one issuer’s securities. If we fail to meet this test at the end of any quarter and such failure is not cured within 30 days thereafter, we would fail to qualify as a REIT. Under the proposal, after the 30-day cure period, a REIT could dispose of sufficient assets to cure such a violation that does not exceed the lesser of 1% of the REIT’s assets at the end of the relevant quarter or $10,000,000. For violations due to reasonable cause that are larger than this amount, the legislation would permit the REIT to avoid disqualification as a REIT, after the 30 day cure period, by taking steps including the disposition of sufficient assets to meet the asset test and paying a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying assets.

•	To qualify as a REIT, we must satisfy two tests relating to the sources of our gross income. In certain cases, a failure to satisfy these tests may result in a penalty tax rather than a loss of REIT status. In this case, the proposed legislation also would change the formula for calculating the penalty tax imposed for a violation of these gross income tests and would make certain changes to the requirements for availability of the applicable relief provisions for failure to meet such tests.

•	The proposed legislation would clarify a rule regarding our ability to enter into leases with our taxable REIT subsidiaries.

The foregoing is a non-exhaustive list of changes that would be made by the proposed legislation. The provisions contained in this legislation relating to our ability to enter into leases with our taxable REIT subsidiaries generally would apply to taxable years ending after December 31, 2000, and the remaining provisions described above generally would apply to taxable years beginning after the date the legislation is enacted. The company does not anticipate that the proposed legislation, if enacted in its proposed form, would have an adverse effect on the company.

As of the date hereof, it is not possible to predict with any certainty whether the proposed legislation discussed above will be enacted in its current form.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

11	Statement Re: Computation of Per Share Earnings

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated October 28, 2003.

(b)	Reports on Form 8-K:

•	The registrant filed a Current Report on Form 8-K on July 16, 2003 in connection with its press release announcing its Second Quarter 2003 operating results.

•	The registrant filed a Current Report on Form 8-K on July 17, 2003 in connection with its Second Quarter 2003 operating results.

•	The registrant filed a Current Report on Form 8-K on September 18, 2003 reporting the public offering of the registrant’s Common Stock with exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.
(Registrant)

Dated: November 13, 2003	/s/ Edward F. Lange, Jr.
Edward F. Lange, Jr.
Executive Vice President,
Chief Financial Officer and Secretary