Form 10-K
period 2003-12-31
BRE PROPERTIES INC /MD/
filed 2004-02-17
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(415) 445-6530

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value 8.50% Series A Preferred Stock 8.08% Series B Preferred Stock	New York Stock Exchange New York Stock Exchange New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2) Yes ☒ No ☐

At February 10, 2004, the aggregate market value of the registrant’s shares of Common Stock par value, $.01 per share, held by non-affiliates of the registrant was approximately $1,702,000,000. At that date 50,089,905 shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders of BRE Properties, Inc. to be filed within 120 days of December 31, 2003 are incorporated by reference in Part III of this report.

FORWARD-LOOKING STATEMENTS

In addition to historical information, we have made forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements pertain to, among other things, our capital resources, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties. You should not rely on these statements as predictions of future events because there is no assurance that the events or circumstances reflected in the statements can be achieved or will occur. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect or imprecise or incapable of being realized. The following factors, among others, could affect actual results and future events: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to successfully integrate acquired properties and operations, inability to dispose of assets that no longer meet our investment criteria under acceptable terms and conditions, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends on general economic trends, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors, including those risk factors discussed in the section entitled “Risk Factors” in this report as they may be updated from time to time by our subsequent filings with the Securities and Exchange Commission. Do not rely solely on forward-looking statements, which only reflect management’s analysis. We assume no obligation to update forward-looking statements.

BRE PROPERTIES, INC.

PART I

Item 1.    BUSINESS

References in the Annual Report on Form 10-K to “BRE,” “we” or “us” refer to BRE Properties, Inc., a Maryland corporation.

Corporate Profile

We are a self-administered equity real estate investment trust, or REIT, focused on the development, acquisition and management of multifamily apartment communities in eight targeted metropolitan markets of the Western United States. At December 31, 2003, our multifamily portfolio had real estate assets with a net book value of approximately $2.2 billion, which included: 80 wholly or majority owned completed multifamily communities, aggregating 22,981 units in California, Arizona, Washington, Utah and Colorado; two multifamily communities owned through joint venture agreements, comprised of 488 apartment units; and seven apartment communities in various stages of construction and development totaling 1,388 units. We have been a publicly traded company since our founding in 1970 and have paid 133 consecutive quarterly dividends to our shareholders since inception.

Our principal operating objective is to maximize the economic returns of our apartment communities so as to provide our shareholders with the greatest possible total return and value. To achieve this objective, we pursue the following primary strategies and goals:

•	Seek to maintain balance sheet strength and financial flexibility to provide continued access to attractively priced capital for intelligent growth opportunities;

•	Accelerate growth from the operation of existing assets by achieving and maintaining high occupancy levels, dynamic pricing, and operating margin expansion through operating efficiencies and cost controls;

•	Deploy new and recycled capital to supply constrained markets of the West through a selective development, acquisition and disposition program that is supported by a research-driven investment model; and

•	Create a valuable customer experience that focuses on services that generate increased profitability from resident retention and referrals.

We believe we can best achieve our objectives by developing, acquiring and internally managing high-quality apartment communities in high-demand, supply constrained locations near the business, transportation, employment and recreation centers essential to customers who value the convenience, service and flexibility of rental living. Recognizing that customers have many housing choices, we focus on developing and acquiring apartment homes with customer-defined amenities and providing professional management services, delivered by well-trained associates. We have concentrated our investment and business focus in the Western United States because of certain characteristics of these markets, including the propensity to rent and a housing supply that currently cannot keep pace with population and employment growth. From time to time, we dispose of assets that do not meet our long-term investment criteria, recycling the capital derived from property sales into apartment communities in supply constrained locations that offer higher return opportunities.

Events During 2003

On April 4, 2003 we amended and restated our revolving unsecured credit facility through April 2006, maintaining an interest rate of LIBOR plus 0.70%, plus a fee of 0.20% payable on the unused portion of the credit facility. The average borrowing rate for 2003 was 2.7%. We elected to reduce the borrowing capacity from $450,000,000 to $350,000,000 on the unsecured credit facility.

On May 2, 2003, we established a $100,000,000 Fannie Mae secured credit facility. The secured credit facility matures in 2008 and is secured by five multifamily communities. Borrowings under the facility bear interest at variable rates with maturities from one to nine months, plus a facility fee of up to 0.65%. The average borrowing rate for 2003 was 2.1%, including the facility fee. Drawings on the lines of credit are available to fund our investment activities and for general corporate purposes.

On September 16, 2003, we sold 3,000,000 shares of our common stock. Proceeds to BRE, net of underwriting discounts and commissions, equaled $32.651 per share, which represented a 3.4% discount from the New York Stock Exchange closing price of $33.80 per share on September 16, 2003. The shares were re-offered to the public through the underwriter at a price of $33.10 per share. Subsequent to the end of the third quarter 2003, the underwriter exercised its over-allotment option to purchase an additional 450,000 shares. Net proceeds from the offering—after all discounts, commissions and issuance costs—totaled approximately $112,300,000.

During 2003, we acquired three properties totaling 1,038 units for approximately $116,000,000. The properties include: Corona Pointe, acquired September 15, 2003, with 714 units located in Riverside, California; Enclave at Town Square, acquired October 31, 2003, with 124 units located in Chino Hills, California; and Canyon Creek, acquired December 18, 2003, with 200 units located in Northridge, California.

During 2003, we also completed the development and lease-up of two communities: Pinnacle Denver Technological Center, with a total of 420 units located in the Denver suburb of Greenwood Village, Colorado; and Pinnacle at Talega I, with 252 units located in San Clemente, California. Both communities went through the lease-up phase during 2003 and were stabilized as of December 31, 2003. Both communities are directly owned by us.

During 2003, we sold three communities totaling 1,100 units: Berkshire Court, with 266 units, located in the Portland Oregon metro area; Brookdale Glenn, with 354 units, also located in Portland, Oregon; and Newport Landing, with 480 units, located in the Phoenix suburb of Glendale, Arizona. The sale of the two Portland area assets completed our exit from that market. The three communities were sold for an aggregate gross sales price of approximately $72,600,000, resulting in a net gain on sale of approximately $23,147,000.

During the third quarter of 2003, we settled a lawsuit that was filed by an unrelated third party in 2002 regarding the Pinnacle at MacArthur Place joint venture agreement. Under the terms of the settlement, we paid the third party $6,500,000 and retained full ownership of the asset. Also during third quarter 2003, we reached a settlement agreement regarding a class action lawsuit that was brought against us with respect to application fees charged residents from August 1998 to August 2003. Under terms of the settlement, we agreed to establish a $200,000 fund to reimburse the subject applicants up to $5.00 per applicant, and to pay certain related administration charges and legal expenses. Both settlement amounts, including all related legal and administrative costs, aggregate $7,305,000 and are reported as other expenses on the consolidated income statement.

In November of 2003, we announced a one-year executive succession plan, culminating with the retirement of Frank C. McDowell, BRE’s President and Chief Executive Officer, from the role of Chief Executive Officer at the end of 2004. On January 1, 2004, McDowell assumed the role of Vice Chairman and CEO, and Constance B. Moore became BRE’s President and Chief Operating Officer. Moore will be named President and CEO on January 1, 2005.

During the fourth quarter of 2003, we issued a notice of redemption to all holders of record of our outstanding 8.50% Series A Cumulative Redeemable Preferred Stock, at a redemption price of $25.17118 per share. The redemption price is equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends to the redemption date. The redemption date was January 29, 2004. From the redemption date forward, dividends on the 2,150,000 shares of Series A Cumulative Redeemable Preferred Stock, all of which were called for redemption, no longer accrue, and holders of any 8.50% Series A Cumulative Redeemable Preferred Stock not tendered for redemption have no rights other than the rights to receive the $25.17118 total redemption price.

Events During 2002

On March 12, 2002, we issued $150,000,000 of five-year senior unsecured notes in an underwritten public offering at a 5.95% coupon. On August 20, 2002, we issued $150,000,000 of seven-year senior unsecured notes in an underwritten public offering at a 5.75% coupon. Net proceeds from the sales of the notes totaled approximately $297,407,000, after deducting the underwriting discounts and commissions and our offering expenses, and were used to repay a portion of the borrowings under our existing unsecured credit facility.

On June 20, 2002, we closed the underwritten public offering of three million shares of 8.08% Series B Cumulative Redeemable Preferred Stock at $25 per share. The Series B Preferred Stock will be redeemable at $25 per share on or after June 20, 2007. The preferred shares trade on the NYSE under the symbol BRE_prb. Net proceeds from the offering totaled $72,291,000, after deducting the underwriting discounts and commissions and our offering expenses, and were used to invest in additional multifamily communities and, pending such use, to repay temporary borrowings under our existing unsecured credit facility.

During 2002, we consolidated five joint venture investments, transferring the assets from equity interests in real estate joint ventures to direct investments in real estate. With respect to two of the joint ventures, the consolidation reflected our acquisition of our joint venture partner’s ownership interest in the properties. These properties are: Pinnacle at Blue Ravine, a 260-unit apartment community located in Folsom, California; and Pinnacle Sonata, a 268-unit community located in Bothell, Washington. The acquisition price for our partner’s ownership interests was $56,520,000.

With respect to two of the joint ventures, the consolidation reflected the termination of the joint venture arrangements prior to funding. These properties are: Pinnacle Stonecreek, a 226-unit community located in Phoenix, Arizona; and Pinnacle at the Creek, a 216-unit community located in the Denver suburb of Aurora, Colorado. The effect of the consolidation was an increase to direct investments in real estate of $48,515,000, a reduction of equity interests in and advances to real estate joint ventures of $26,297,000 and an assumption of secured indebtedness totaling $22,218,000. After consolidating these assets we paid down $6,722,000 of the related secured indebtedness.

With respect to the remaining joint venture property: Pinnacle at MacArthur Place, a 253-unit community located in the South Coast Metro Area of Orange County, California, the consolidation resulted from a dispute between us and our joint venture partner that prevented the closing and funding of the joint venture. As noted above, we settled the litigation in 2003. The effect of the consolidation was an increase to direct investments in real estate of $64,227,000, a reduction of equity interests in and advances to real estate joint ventures of $24,227,000 and an assumption of secured indebtedness totaling $40,000,000.

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

During 2002, we sold three communities totaling 663 units: The Arbors at Warner Center, with 250 units, located in the Los Angeles metro area of Woodland Hills, California; Pinnacle Lakeside, with 253 units, located in Salt Lake City, Utah; and Carriage House, with 160 units, located in the Portland, Oregon metro area. The communities were sold for an aggregate sales price of approximately $58,300,000, resulting in a net gain on sale of $10,067,000. In connection with these transactions, we repaid approximately $13,216,000 in related secured mortgage debt.

Events During 2001

In the first quarter of 2001, we issued $250,000,000 of 10-year senior unsecured notes at a 7.45% coupon. Net proceeds from the sale of the notes totaled approximately $246,586,000, after deducting the underwriting discounts and commissions and our offering expenses, and were primarily used to repay a portion of the borrowings under our existing unsecured credit facility.

During 2001, we completed the development and lease-up of one property with 248 units located in Bellevue, Washington. We also purchased Pinnacle Belltown, located in downtown Seattle, and Pinnacle at Laguna Niguel, located in Laguna Niguel, California, for a combined total of 597 units.

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

Competition

All of our communities are located in developed areas that include other multifamily communities. There are numerous other multifamily properties and real estate companies within these areas that compete with us for residents and development and acquisition opportunities. Such competition could have a material effect on our ability to lease apartment homes at our communities or at any newly developed or acquired communities and on the rents charged. We may be competing with others that have greater resources than us. In addition, other forms of residential properties, including single-family housing, provide housing alternatives to potential residents of upscale apartment communities.

Structure, Tax Status and Investment Policy

We believe we are organized and operate so as to qualify as a real estate investment trust, or REIT, under Sections 856-860 of the Internal Revenue Code of 1986, as amended. If we qualify as a REIT, we generally will not be subject to Federal income tax to the extent we distribute 100% of our taxable income to our shareholders. REITs are subject to a number of complex organizational and operational requirements. If we fail to qualify as a REIT, our taxable income may be subject to income tax at regular corporate rates. See “Risk Factors—Tax Risks.”

Our long-range investment policy emphasizes the development, construction and acquisition of multifamily communities located in the Western United States. As circumstances warrant, certain properties may be sold and the proceeds reinvested into multifamily communities which our management believes better align with our growth objectives. Among other items, this policy is intended to enable our management to monitor developments in local real estate markets and to take an active role in managing our properties and improving their performance. The policy is subject to ongoing review by the Board of Directors and may be modified in the future to take into account changes in business or economic conditions, as circumstances warrant.

Employees

As of December 31, 2003, we had 728 employees. None of our employees are covered by collective bargaining agreements.

Company Website

To view our current and periodic reports free of charge, please go to our website at www.breproperties.com. We make these postings as soon as reasonably practicable after our filings with the SEC. Our website contains copies of our Corporate Governance Guidelines and the charters of each of our Audit and Compensation, Nominating and Governance Committees. Our website will also contain our Code of Business Conduct and Ethics, expected to be adopted and disclosed in February 2004. This information is also available in print to any shareholder who requests it by contacting us at BRE Properties, Inc., 44 Montgomery St., 36th Floor, San Francisco, California, 94104, attention: Investor Relations.

Investment Portfolio

See Part I, Item 2 (“Properties”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report for a description of our individual investments and certain developments during the year with respect to these investments. See Part IV, Item 15(d), Schedule III (financial statement schedule), for additional information about our portfolio, including locations, costs and encumbrances.

Additionally, see Part II, Item 8 and Part IV, Item 15(d) of this report for our consolidated financial statements.

Executive Officers

The following persons were executive officers of BRE as of February 15, 2004:

Name	Age at February 15, 2004	Position(s)
Frank C. McDowell	55	Vice Chairman and Chief Executive Officer
Constance B. Moore	48	President, Chief Operating Officer and Director
Edward F. Lange, Jr.	44	Executive Vice President, Chief Financial Officer and Secretary
Bradley P. Griggs	46	Executive Vice President, Chief Investment Officer
Deirdre A. Kuring	42	Executive Vice President, Asset Management

In November of 2003, we announced a one-year executive succession plan, culminating with the retirement of Frank C. McDowell, BRE’s President and Chief Executive Officer, from the position of Chief Executive Officer at the end of 2004. On January 1, 2004, Mr. McDowell assumed the role of Vice Chairman and Chief Executive Officer, and Constance B. Moore became our President and Chief Operating Officer. Ms. Moore will be named President and Chief Executive Officer on January 1, 2005.

Mr. McDowell was appointed to President and Chief Executive Officer in June 1995. Messrs. Lange and Griggs joined BRE in 2000. Ms. Kuring was appointed to her position in November of 2001. Ms. Moore joined BRE as our Chief Operating Officer and a director in 2002. Set forth below is information regarding the business experience of each of our executive officers:

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

Ms. Moore held several executive positions with Security Capital Group & Affiliates, an international real estate operating and investment management company, from 1993 to 2002, including Co-Chairman and Chief Operating Officer of Archstone Communities Trust, a Colorado-based multifamily real estate investment trust. Ms. Moore holds a Bachelor’s Degree in Business Administration from San Jose State University and a Master of Business Administration Degree from the University of California, Berkeley.

Mr. Lange served as Executive Vice President and Chief Financial Officer at Health Care REIT, Inc., an Ohio-based senior housing real estate investment trust, from 1996 to 2000. Mr. Lange holds a Master of Business Administration Degree from the University of Connecticut and a Bachelor’s Degree in Urban Planning from the University of Massachusetts.

Mr. Griggs served as a Senior Vice President of Development for Homestead Village, Inc., an operator of extended stay lodging properties and a subsidiary of Security Capital Group, Inc. from 1995 to 2000. Mr. Griggs holds a Bachelor’s Degree in Architecture from the California Polytechnic State University, in San Luis Obispo, California and is a registered California Architect.

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

There is no family relationship among any of our executive officers or Directors.

RISK FACTORS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Risks Due to Investment in Real Estate

Decreased revenues or increased operating expenses may cause decreased yields from an investment in real property.

Real property investments are subject to varying degrees of risk. The yields available from investments in real estate depend upon the amount of revenues generated and expenses incurred. If properties do not generate revenues sufficient to meet operating expenses, including debt service and capital expenditures, our results from operations and ability to make distributions to our shareholders will be adversely affected. The performance of the economy in each of the areas in which the properties are located affects occupancy, market rental rates and expenses. These factors consequently can have an impact on revenues from the properties and their underlying values. The financial results and labor decisions of major local employers may also have an impact on the revenues from and value of certain properties.

Other factors may further adversely affect revenues from and values of our properties. These factors include the general economic climate, local conditions in the areas in which properties are located such as an oversupply of apartment units or a reduction in the demand for apartment units, the attractiveness of the properties to residents, competition from other multifamily communities and our ability to provide adequate facilities maintenance, services and amenities. Our revenues would also be adversely affected if residents were unable to pay rent or we were unable to rent apartments on favorable terms. If we were unable to promptly relet or renew the leases for a significant number of apartment units, or if the rental rates upon renewal or reletting were significantly lower than expected rates, then our funds from operations would, and our ability to make expected distributions to our shareholders and to pay amounts due on our debt may, be adversely affected. There is also a risk that as leases on the properties expire, residents will vacate or enter into new leases on terms that are less favorable to us. Operating costs, including real estate taxes, insurance and maintenance costs, and mortgage payments, if any, do not, in general, decline when circumstances cause a reduction in income from a property. We could sustain a loss as a result of foreclosure on the property, if a property is mortgaged to secure payment of indebtedness and we were unable to meet our mortgage payments. In addition, applicable laws, including tax laws, interest rate levels and the availability of financing also affect revenues from properties and real estate values.

Development and construction projects may not be completed or completed successfully.

As a general matter, property development and construction projects typically have a higher, and sometimes substantially higher, level of risk than the acquisition of existing properties. We intend to actively pursue development and construction of multifamily apartment communities. We cannot assure that we will complete development of the properties currently under development or any other development project that we may undertake. Risks associated with our development and construction activities may include the following:

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

Investments in newly acquired properties may not perform in accordance with our expectations.

In the normal course of business, we typically evaluate potential acquisitions, enter into non-binding letters of intent, and may, at any time, enter into contracts to acquire and may acquire additional properties. However, we cannot assure that we will have the financial resources to make suitable acquisitions or that properties that satisfy our investment policies will be available for acquisition. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property might prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical; financing not being available on favorable terms or at all; and rehabilitation and lease-up not being completed on schedule. In addition, there are general real estate investment risks associated with any new real estate investment, including environmental risks. Although we undertake an evaluation of the physical condition of each new investment before it is acquired, certain defects or necessary repairs may not be detected until after the investment is acquired. This could significantly increase our total acquisition costs, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Illiquidity of real estate and reinvestment risk may reduce economic returns to investors.

Real estate investments are relatively illiquid and, therefore, tend to limit our ability to adjust our portfolio in response to changes in economic or other conditions. Additionally, the Internal Revenue Code places certain limits on the number of properties a REIT may sell without adverse tax consequences. To effect our current operating strategy, we have in the past raised, and will seek to continue to raise additional funds, both through outside financing and through the orderly disposition of assets that no longer meet our investment criteria. Depending upon interest rates, current development and acquisition opportunities and other factors, generally we will reinvest the proceeds in multifamily properties, although such funds may be employed in other uses. In the markets we have targeted for future acquisition of multifamily properties, there is considerable buying competition from other real estate companies, many of whom may have greater resources, experience or expertise than we. In many cases, this competition for acquisition properties has resulted in an increase in property prices and a decrease in property yields. Due to the relatively low capitalization rates currently prevailing in the pricing of potential acquisitions of multifamily properties which meet our investment criteria, we cannot assure that the proceeds realized from the disposition of assets, which no longer meet our investment criteria, can be reinvested to produce economic returns comparable to those being realized from the properties disposed of, or that we will be able to acquire properties meeting our investment criteria. If we are unable to reinvest proceeds from the assets that no longer meet our investment criteria, or if properties acquired with such proceeds produce a lower rate of return than the properties disposed of, our results of operations may be materially affected. In addition, a delay in reinvestment of such proceeds may have a material adverse effect on us.

We may seek to structure future dispositions as tax-free exchanges, where appropriate, utilizing the non-recognition provisions of Section 1031 of the Internal Revenue Code to defer income taxation on the disposition of the exchanged property. For an exchange of these properties to qualify for tax-free treatment under Section 1031 of the Internal Revenue Code, certain technical requirements must be met. Given the competition for properties meeting our investment criteria, it may be difficult for us to identify suitable properties within the applicable time frames in order to meet the requirements of Section 1031. Even if we can structure a suitable tax-deferred exchange, as noted above, we cannot assure that we will reinvest the proceeds of any of these dispositions to produce economic returns comparable to those currently being realized from the properties which were disposed of.

Substantial competition among multifamily properties and real estate companies may adversely affect our rental revenues and development and acquisition opportunities.

All of the properties currently owned by us are located in developed areas. There are numerous other multifamily properties and real estate companies, many of which have greater financial and other resources than we have, within the market area of each of our properties which compete with us for residents and development and acquisition opportunities. The number of competitive multifamily properties and real estate companies in these areas could have a material effect on (1) our ability to rent the apartments and the rents charged, and (2) development and acquisition opportunities. The activities of these competitors could cause us to pay a higher price for a new property than we otherwise would have paid or may prevent us from purchasing a desired property at all, which could have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt.

Our operations are concentrated in the Western United States; we are subject to general economic conditions in the regions in which we operate.

Our portfolio is located in the San Francisco Bay Area, Los Angeles/Orange County, San Diego, Sacramento, Seattle, Salt Lake City, the Denver area and Phoenix. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other properties and alternative forms of housing. In that regard, certain of these areas have in the recent past or are currently experiencing economic recessions and depressed conditions in the local real estate markets. To the extent general economic or social conditions in any of these areas further deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to our shareholders and to pay amounts due on our debt could be materially adversely affected.

If we are unable to implement our growth strategy, or if we fail to identify, acquire or integrate new acquisitions, our results may suffer.

Our future growth will be dependent upon a number of factors, including our ability to identify acceptable properties for development and acquisition, complete acquisitions and developments on favorable terms, successfully integrate acquired and newly developed properties, and obtain financing to support expansion. We cannot assure that we will be successful in implementing our growth strategy, that growth will continue at historical levels or at all, or that any expansion will improve operating results. The failure to identify, acquire and integrate new properties effectively could have a material adverse affect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt.

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

Our insurance coverage is limited and may not cover all losses to our properties.

We carry comprehensive liability, fire, mold, extended coverage and rental loss insurance with respect to our properties with certain policy specifications, limits and deductibles. While as of December 31, 2003, we carried flood and earthquake insurance for our properties with an aggregate annual limit of $100,000,000, subject to substantial deductibles, we cannot assure that this coverage will be available on acceptable terms or at an acceptable cost, or at all, in the future, or if obtained, that the limits of those policies will cover the full cost of repair or replacement of covered properties. In addition, there may be certain extraordinary losses (such as those resulting from civil unrest or terrorist acts) that are not generally insured (or fully insured against) or underinsured losses (such as those resulting from claims in connection with the occurrence of mold, asbestos, and lead) because they are either uninsurable or not economically insurable. Should an uninsured or underinsured loss occur to a property, we could be required to use our own funds for restoration or lose all or part of our investment in, and anticipated revenues from, the property and would continue to be obligated on any mortgage indebtedness on the property. Any such loss could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Adverse changes in laws may affect our potential liability relating to our properties and our operations.

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

Compliance with laws benefiting disabled persons may require us to make significant unanticipated expenditures or impact our investment strategy.

A number of federal, state and local laws (including the Americans with Disabilities Act) and regulations exist that may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features which add to the cost of buildings under construction. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. The costs of compliance with these laws and regulations may be substantial, and limits or restrictions on construction or completion of certain renovations may limit implementation of our investment strategy in certain instances or reduce overall returns on our investments, which could have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt. We review our properties periodically to determine the level of compliance and, if necessary, take appropriate action to bring such properties into compliance. We believe, based on property reviews to date, that the costs of such compliance should not have a material adverse effect on us. These conclusions are based upon currently available information and data, and we cannot assure that further review and analysis of our properties, or future legal interpretations or legislative changes, will not significantly increase the costs of compliance.

The operations of BRE Property Investors LLC are limited.

Fifteen of our properties are held by BRE Property Investors LLC, which is referred to in this Annual Report on Form 10-K as the operating company. We are the sole managing member of the operating company and, as of December 31, 2003, held approximately a 91% equity interest in it. Third parties as non-managing members hold the remaining equity interests in the operating company.

Under the terms of the limited liability company agreement governing the operations of the operating company, the operating company is required to maintain certain debt service coverage, debt-to-asset and other financial ratios intended to protect the members’ rights to receive distributions. In addition, with respect to the outstanding debt for certain properties, the operating company is restricted from repaying its debt or taking certain other specified actions that could have adverse tax consequences for the members. Further, we, as the managing member, are restricted from taking certain other specified actions—either absolutely or without the consent of a majority in interest of the non-managing members (or of the non-managing members affected thereby)—including, but not limited to, any actions:

•	that would make it impossible to carry out the business of the operating company;

•	that would subject a non-managing member to liability as a managing member; or

•	that would cause the operating company to institute bankruptcy proceedings or permit an automatic judgment to be entered against it by a creditor.

The requirement to maintain financial ratios and the restrictions on the actions of the operating company and us as managing member could have a material adverse affect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt.

Further, under the terms of the operating company’s limited liability company agreement, the operating company must obtain the consent of a majority in interest of the non-managing members in order to:

•	dispose of any of the properties held by the operating company (of which there are 15 properties with a gross book value of $419,737,000) in a taxable sale or exchange prior to respective dates which are specified in the operating company’s limited liability company agreement for each of the properties, ranging from eight to 10 years from November 18, 1997, or

•	dissolve the operating company other than in certain limited circumstances specified in the operating company’s limited liability company agreement, such as a sale of all or substantially all of our assets, or any merger, consolidation or other combination by us with or into another person, or reclassification, recapitalization or change of our outstanding equity interests.

These restrictions on our ability to dispose of a portion of our properties and to dissolve the operating company, even when such a disposition or dissolution of the operating company would be in our best interest, could have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt.

The operating company also must distribute all available cash (as defined in the operating company’s limited liability company agreement) on a quarterly basis as follows: first, a priority distribution to members (other than us) until each member has received, cumulatively on a per operating company unit basis, distributions equal to the cumulative dividends declared with respect to one share of BRE common stock over the corresponding period (subject to adjustment from time to time as applicable to account for stock dividends, stock splits and similar transactions affecting BRE common stock); and second, the balance to us.

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

Survey exceptions to certain title insurance policies may result in incomplete coverage in the event of a claim.

We have not obtained updated surveys for all of the properties we have acquired or developed. Because updated surveys were not always obtained, the title insurance policies obtained by us may contain exceptions for matters that an updated survey might have disclosed. Such matters might include such things as boundary encroachments, unrecorded easements or similar matters, which would have been reflected on a survey. Moreover, because no updated surveys were prepared for some properties, we cannot assure that the title insurance policies in fact cover the entirety of the real property, buildings, fixtures, and improvements which we believe they cover, any of which could have a material adverse effect on us.

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

We may be unable to renew, repay or refinance our outstanding debt.

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

Rising interest rates would increase the cost of our variable rate debt.

We have incurred and expect in the future to incur indebtedness and interest rate hedges that bear interest at variable rates. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to make distributions to our shareholders or cause us to be in default under certain debt instruments. In addition, an increase in market interest rates may lead holders of our common shares to demand a higher yield on their shares from distributions by us, which could adversely affect the market price for our common stock.

We may incur additional debt in the future.

We currently fund the acquisition and development of multifamily communities partially through borrowings (including our lines of credit) as well as from other sources such as sales of properties which no longer meet our investment criteria or the contribution of property to joint ventures which may in turn secure debt. Our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, subject to limitations on indebtedness set forth in various loan agreements, we could become more highly leveraged, resulting in an increase in debt service, which could have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt and in an increased risk of default on our obligations.

The restrictive terms of certain of our indebtedness may cause acceleration of debt payments.

At December 31, 2003, we had outstanding borrowings of approximately $1.2 billion. Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, and total debt to capital, among others. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt.

Potential Liability Under Environmental Laws

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances in, on, around or under such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of, or failure to remediate properly, hazardous or toxic substances may adversely affect the owner’s or operator’s ability to sell or rent the affected property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous or toxic substances at a disposal or treatment facility, whether or not the facility is owned or operated by the person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. Federal and state laws also regulate the operation and subsequent removal of certain underground storage tanks. In connection with the current or former ownership (direct or indirect), operation, management, development and/or control of real properties, we may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines, and claims for injuries to persons and property.

Our current policy is to obtain a Phase I environmental study on each property we seek to acquire and to proceed accordingly. We cannot assure, however, that the Phase I environmental studies or other environmental studies undertaken with respect to any of our current or future properties will reveal:

•	all or the full extent of potential environmental liabilities;

•	that any prior owner or operator of a property did not create any material environmental condition unknown to us;

•	that a material environmental condition does not otherwise exist as to any one or more of such properties; or

•	that environmental matters will not have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt.

Certain environmental laws impose liability on a previous owner of property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not relieve an owner of such liability. Thus, we may have liability with respect to properties previously sold by our predecessors or us.

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

Ranking of Securities and Subordination of Claims

A portion of our operations is conducted through our subsidiaries, including the operating company. Our cash flow and the consequent ability to make distributions and other payments on our equity securities and to service our debt will be partially dependent upon the earnings of our subsidiaries and the distribution of those earnings to us, or upon loans or other payments of funds made by our subsidiaries to us. In addition, debt or other arrangements of our subsidiaries may impose restrictions that affect, among other things, our subsidiaries’ ability to pay dividends or make other distributions or loans to us.

Likewise, a portion of our consolidated assets is owned by our subsidiaries, effectively subordinating certain of our unsecured indebtedness to all existing and future liabilities, including indebtedness, trade payables, lease obligations and guarantees of our subsidiaries. The operating company has guaranteed amounts due under our $350,000,000 bank credit facility with a syndicate of banks. Likewise, any other of our subsidiaries with assets or net income which, when multiplied by our effective percentage ownership interest in such subsidiary exceeds $30,000,000 or 5% of our consolidated net income, respectively, is required to guarantee the repayment of borrowings under the credit facility. The operating company and other of our subsidiaries may also, from time to time, guarantee other of our indebtedness. Therefore, our rights and rights of our creditors, including the holders of other unsecured indebtedness, to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of such subsidiary’s creditors, except to the extent that we may ourselves be a creditor with recognized claims against the subsidiary, in which case our claims would still be effectively subordinate to any security interests in or mortgages or other liens on the assets of such subsidiary and would be subordinate to any indebtedness of such subsidiary senior to that held by us.

Provisions in our Charter and Bylaws That Could Limit a Change in Control or Deter a Takeover

In order to maintain our qualification as a REIT, not more than 50% in value of our outstanding capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities). In order to protect us against risk of losing our status as a REIT due to a concentration of ownership among our shareholders, our charter provides that any shareholder must, upon demand, disclose to our board of directors in writing such information with respect to such shareholder’s direct and indirect ownership of the shares of our stock as we deem necessary to permit us to comply or to verify compliance with the real estate investment trust provisions of the Internal Revenue Code, or the requirements of any other taxing authority. Our charter further provides, among other things, that if our board of directors determines, in good faith, that direct or indirect ownership of BRE stock has or may become concentrated to an extent that would prevent us from qualifying as a REIT, our board of directors may prevent the transfer of BRE stock or call for redemption (by lot or other means affecting one or more shareholders selected in the sole discretion of our board of directors) of a number of shares of BRE stock sufficient in the opinion of our board of directors to maintain or bring the direct or indirect ownership of BRE stock into conformity with the requirements for maintaining REIT status. These limitations may have the effect of precluding acquisition of control of us by a third party without consent of our board of directors.

In addition, certain other provisions contained in our charter and bylaws may have the effect of discouraging a third-party from making an acquisition proposal for us and may thereby inhibit a change in control. Our charter includes provisions granting our board of directors the authority to issue preferred stock from time to time and to establish the terms, preferences and rights of such preferred stock without the approval of our shareholders, restrictions on our shareholders’ ability to remove directors and fill vacancies on our board of directors, restrictions on unsolicited business combinations and restrictions on our shareholders’ ability to amend our charter. Our bylaws contain restrictions on our shareholders’ ability to call special meetings of our board of directors and to take action without a meeting, provisions granting our board of directors the power to amend our bylaws, provisions allowing our board of directors to increase its size and restrictions on the transfer of shares of our capital stock with respect to the preservation of our REIT status. Such provisions may deter tender offers for BRE stock, which offers may be attractive to our shareholders, or deter purchases of large blocks of BRE stock, thereby limiting the opportunity for shareholders to receive a premium for their shares of BRE stock over then-prevailing market prices.

Tax Risks

We may be subject to tax liabilities if we fail to qualify as a REIT.

Although management believes that we are organized and are operating so as to qualify as a REIT under the Internal Revenue Code, we cannot assure that we have in fact operated or will be able to continue to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, at least 95% of our taxable gross income in any year must be derived from qualifying sources and we must make distributions to shareholders aggregating annually at least 90% of our REIT taxable income (excluding net capital gains). Thus, to the extent revenues from non-qualifying sources such as income from third-party management represents more than 5% of our gross income in any taxable year, we will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions apply. Even if those relief provisions apply, a tax would be imposed with respect to our excess non-qualifying income, which could have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt. Additionally, in order to qualify as a REIT, we must meet certain tests with respect to the nature of our assets. If we fail to meet any of the asset tests and do not cure such failure within the applicable period, we would not qualify as a REIT, which could have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt.

If we fail to qualify as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates, which would likely have a material adverse effect on us, our share price and our ability to make distributions to our shareholders and to pay amounts due on our debt. In addition, unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. This treatment would reduce funds available for investment or distribution to our shareholders because of the additional tax liability to us for the year or years involved. In addition, we would no longer be required to make distributions to our shareholders. To the extent that distributions to our shareholders would have been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain investments to pay the applicable tax. Finally, we cannot assure that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

Recent tax legislation could negatively impact our stock price.

In 2003, legislation was enacted that generally reduces the maximum capital gains rate for non-corporate taxpayers from 20% to 15% after May 5, 2003. Under the legislation, the 15% rate is also applicable to “qualified dividend income” from certain corporations. In general, dividends payable by REITs are not eligible for the 15% tax rate, except to the extent such dividends are attributable to dividends we received from taxable corporations (such as our taxable REIT subsidiaries) or to REIT “capital gain dividends” as defined in the Internal Revenue Code of 1986, as amended. The recent legislation also reduces the maximum tax rate of non-corporate taxpayers on ordinary income from 38.6% to 35%.

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

Item 2.    PROPERTIES

General

In addition to the information in this Item 2, certain information regarding our property portfolio is contained in Schedule III (financial statement schedule) under Part IV, Item 15(d).

Multifamily Property Data

Our multifamily properties represent 100% of our real estate portfolio and 99% of our total revenue.

Multifamily Properties	2003	2002	2001	2000	1999
Percentage of total portfolio at cost, as of December 31	100%	100%	100%	100%	100%
Percentage of total revenues, for the year ended December 31	99%	99%	99%	98%	98%

No single multifamily property accounted for more than 10% of revenues in any of the five years ended December 31, 2003.

The following table discloses certain operating data about our multifamily units:

	December 31,
	2003	2002	2001	2000	1999
Total number of units	22,981	22,371	20,419	20,195	22,690
Occupancy percentage(1)	94%	94%	94%	96%	95%
Average monthly rent per unit	$1,078	$1,114	$1,141	$1,084	$915
Total number of properties	80	81	72	72	86

This table summarizes data about our operating multifamily properties:

Market	Percentage of NOI(2)	Units	Number of Communities	Occupancy(3)	Market Rent(4)
San Francisco Bay Area	21%	3,488	10	94%	$1,371
San Diego	21%	3,711	13	96%	$1,267
Los Angeles/Orange County	20%	5,153	18	95%	$1,122
Seattle	12%	3,149	13	94%	$955
Sacramento	9%	2,156	10	94%	$1,039
Phoenix	8%	2,440	7	93%	$784
Denver	5%	1,620	5	94%	$842
Salt Lake City	4%	1,264	4	93%	$772

Total/Weighted Average	100%	22,981	80	94%	$1,078

(1)	Portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio at the end of the year. Apartment units are generally leased to residents for rental terms not exceeding one year.

(2)	Represents the aggregate net operating income (NOI) from properties in each market divided by the total net operating income of multifamily properties for the year ended December 31, 2003, and includes the results of properties acquired and developed during 2003 from the date of acquisition and completion. Excludes NOI from properties sold during 2003. Accordingly, these results do not reflect a full year of operations for properties acquired or completed in 2003.

(3)	Represents average physical occupancy for all stabilized properties for the twelve months ended December 31, 2003. The total is a weighted average by units for all communities shown.

(4)	Represents average prevailing market rent per unit for the twelve months ended December 31, 2003. The total is a weighted average by units for all communities shown.

The following table summarizes our “same-store” operating results. “Same-store” properties are defined as completed and stabilized properties owned by us for at least two years.

	December 31,
	2003	2002	2001	2000	1999
Number of same-store units	18,656	18,563	17,782	17,775	17,592
Same-store units % of total units	81%	83%	87%	88%	78%
Same-store revenue (decrease) increase	(4)%	(3)%	6%	7%	4%
Same-store expense increase (decrease)	2%	3%	2%	3%	0%
Same-store NOI (decrease) increase	(6)%	(5)%	7%	9%	6%

Our business focus is the ownership and operation of multifamily communities; we evaluate performance and allocate resources primarily based on the net operating income (“NOI”) of an individual multifamily community. We define NOI as the excess of all revenue generated by the community (primarily rental revenue) less direct operating expenses (primarily, but not limited to, payroll, property taxes, insurance and maintenance expense). Accordingly, NOI excludes depreciation, capitalized expenditures and interest expense. NOI, including NOI from discontinued operations, totaled approximately $194,000,000, $199,000,000 and $193,000,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

A reconciliation of net income available to common shareholders to NOI for the three years ended December 31, 2003 is as follows:

	Years ended December 31
	2003	2002	2001
	(amounts in thousands)
Net income available to common shareholders, as reported	$70,333	$88,044	$78,808
Interest, including discontinued operations	59,617	57,132	48,517
Provision for depreciation, including discontinued operations	53,352	47,535	40,328
Minority interests in income from consolidated subsidiaries	3,195	3,682	4,068
(Gain) loss on sales of investments and rental properties	(23,147)	(14,929)	327
General and administrative	10,062	9,847	8,958
Dividends attributable to preferred stock	10,629	7,765	4,569
Redemption related preferred stock issuance costs	2,166	—	—
Other expenses	7,305	—	—
Losses from Internet business	—	—	7,163

Net operating income	$193,512	$199,076	$192,738

Properties Completed during 2003

In March of 2003, we completed the construction of Pinnacle Denver Technological Center, with a total of 420 units located in the Denver suburb of Greenwood Village, Colorado. In June of 2003, we completed Pinnacle at Talega I, with 252 units located in San Clemente, California.

Development Properties

The following table provides data on our seven multifamily properties that are currently under various stages of development and construction. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot assure that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed units shown in the table below.

(Dollar amounts in millions) Property Name	Location	Proposed Number of Units	Costs Incurred to Date— December 31, 2003		Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date(1)
Direct Investment
Pinnacle at Fullerton	Fullerton, CA	192	$39.6		$44.2	$4.6	1Q/2004
Pinnacle at Westridge	Valencia, CA	234	32.1		43.0	10.9	2Q/2004
Pinnacle at Talega II	San Clemente, CA	110	16.1		20.4	4.3	2Q/2004
Pinnacle at Chino Hills	Chino Hills, CA	208	13.1		38.8	25.7	4Q/2005

Total Construction in Progress		744	$100.9	(2)	$146.4	$45.5

Property Name	Location	Proposed Number of Units	Costs Incurred to Date— December 31, 2003		Estimated Total Cost	Estimated Construction Start
Land under development(3)
Pinnacle Pasadena	Pasadena, CA	188	$10.0		$49.9	4Q/2004
Pinnacle Bridgeport	Santa Clarita, CA	188	14.0		38.6	2Q/2004
Pinnacle Towngate	Moreno Valley, CA	268	4.4		36.6	2Q/2004

Total Land Under Development		644	$28.4		$125.1

(1)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.

(2)	Reflects all recorded costs incurred as of December 31, 2003, recorded on our consolidated balance sheet as “direct investments in real estate-construction in progress.”

(3)	Land under development represents projects in various stages of pre-development, development, and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our consolidated balance sheet.

Insurance, Property Taxes and Income Tax Basis

We carry comprehensive liability, fire, pollution, extended coverage and rental loss insurance on our properties with certain policy specifications, limits and deductibles. In addition, at December 31, 2003, we carried flood and earthquake coverage with an annual aggregate limit of $100,000,000 (after policy deductibles ranging from 2%-5% of damages). Management believes the properties are adequately covered by such insurance.

Property taxes on portfolio properties are assessed on asset values based on the valuation method and tax rate used by the respective jurisdictions. The gross carrying value of our direct investments in operating rental properties was $2,281,048,000 as of December 31, 2003. On the same date our assets had an underlying gross federal income tax basis of approximately $2,049,048,000, reflecting, among other factors, the carryover of basis on tax-deferred exchanges.

Headquarters

We lease our corporate headquarters at 44 Montgomery Street, 36th Floor, San Francisco, California, 94104-4809, from OTR, an Ohio general partnership. The lease covers 15,170 rentable square feet at annual per square foot rents, which began at $37.00 in 1998, and rise to $44.00 in the eighth year of the lease. The lease term ends on January 31, 2006. We also maintain regional offices in: Irvine, California; Phoenix, Arizona; and Denver, Colorado.

Item 3.    LEGAL PROCEEDINGS

BRE is defending various claims and legal actions that arise in its normal course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions will have a material adverse effect on us.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “BRE”. As of February 10, 2004, there were approximately 4,900 recordholders of BRE’s common stock and the last reported sales price on the NYSE was $33.97. The number of holders does not include shares held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder. As of February 10, 2004, there were approximately 28,500 beneficial holders of BRE’s common stock.

This table shows the high and low sales prices of our common stock reported on the NYSE Composite Tape and the dividends we paid for each common share:

	Years ended December 31,
	2003			2002
	Stock Price		Dividends Paid	Stock Price		Dividends Paid
	High	Low		High	Low
First Quarter	$32.08	$28.15	$0.4875	$32.85	$28.44	$0.4875
Second Quarter	$33.30	$29.52	$0.4875	$34.25	$31.00	$0.4875
Third Quarter	$34.90	$31.95	$0.4875	$33.22	$26.40	$0.4875
Fourth Quarter	$34.45	$31.20	$0.4875	$31.50	$27.05	$0.4875

Since 1970, when BRE was founded, we have made regular and uninterrupted quarterly distributions to shareholders. The payment of distributions by BRE is at the discretion of the Board of Directors and depends on numerous factors, including our cash flow, financial condition and capital requirements, REIT provisions of the Internal Revenue Code and other factors.

During the three months ended December 31, 2003, an aggregate 173,726 limited partnership units in BRE Property Investors LLC were exchanged for shares of BRE common stock. For the year ended December 31, 2003, an aggregate 233,083 limited partnership units in BRE Property Investors LLC were exchanged for shares of BRE common stock. The exchange of limited partnership units for shares of our common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

Item 6.    SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes. The results are affected by numerous acquisitions and dispositions as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Therefore, the consolidated financial statements and notes thereto included elsewhere in this report are not directly comparable to prior years.

	2003	2002	2001	2000	1999
	(Amounts in thousands, except per share data)
Operating Results
Revenues(1)	$275,143	$262,780	$247,914	$238,615	$220,214

Net income available to common shareholders	$70,333	$88,044	$78,808	$36,734	$69,034
Plus:
Net (gain) loss on sales of investments and rental properties	—	(4,862)	327	35,693	(54)
Gain on sales of discontinued operations	(23,147)	(10,067)	—	—	—
Depreciation from continuing operations	53,046	44,596	37,559	34,966	33,077
Depreciation from discontinued operations	306	2,939	2,769	2,459	2,447
Depreciation related to unconsolidated entities	1,094	1,332	1,490	197	—
Provision for unusual charge	—	—	—	—	1,250
Losses from Internet business	—	—	7,163	8,765	—
Minority interest convertible into common share	2,215	2,963	3,413	4,614	4,847

Funds from operations (FFO)(2)	$103,847	$124,945	$131,529	$123,428	$110,601

Other expenses(3)	7,305	—	—	—	—

Funds from operations, excluding other expenses	$111,152	$124,945	$131,529	$123,428	$110,601

Net cash flows generated by operating activities	$114,032	$136,963	$133,638	$120,884	$113,024
Net cash flows used in investing activities	$(146,363)	$(209,983)	$(184,776)	$(103,022)	$(104,288)
Net cash flows generated by (used in) financing activities	$32,543	$70,021	$54,768	$(31,412)	$3,019
Dividends to common and preferred shareholders and distributions to minority members	$105,829	$101,163	$95,025	$88,700	$79,313
Weighted average shares outstanding—basic	47,070	45,860	46,235	45,181	44,540
Weighted average number of operating company units	1,145	1,560	1,875	2,739	3,100
Dilutive effect of stock options	375	350	400	350	120

Weighted average shares outstanding—diluted (FFO)	48,590	47,770	48,510	48,270	47,760
Less: Anti-dilutive OC Units	(1,145)	(1,560)	(1,875)	(2,739)	(3,100)

Weighted average shares outstanding—diluted (EPS)	47,445	46,210	46,635	45,531	44,660
Shares outstanding at end of period	49,992	45,871	45,807	45,895	44,680
Operating company units outstanding at end of period	973	1,206	1,639	2,287	3,050
Net income per share—basic	$1.49	$1.92	$1.70	$0.81	$1.55
Net income per share—assuming dilution	$1.48	$1.91	$1.69	$0.81	$1.55
Dividends paid to common shareholders	$1.95	$1.95	$1.86	$1.70	$1.56
Balance sheet information and other data
Real estate portfolio, before depreciation	$2,420,713	$2,259,970	$1,977,668	$1,796,507	$1,779,958
Total assets	$2,227,965	$2,108,713	$1,875,981	$1,718,129	$1,707,162
Long-term debt	$1,192,329	$1,173,764	$1,008,431	$825,253	$779,403
Minority interest	$38,859	$45,147	$52,151	$69,712	$87,640
Shareholders’ equity	$960,544	$851,184	$784,896	$801,116	$822,907

(1)	Excludes revenues from discontinued operations totaling $1,984; $15,427; $15,762; $14,862 and $14,039 in 2003, 2002, 2001, 2000 and 1999, respectively.

(2)	We consider Funds from Operations to be an appropriate supplemental measure of the performance of an equity REIT because it is predicated on cash flow analyses that facilitate an understanding of the operating performances of our properties without giving effect to non-cash items such as depreciation. Additionally, we analyze the relationship between dividend payments and FFO to measure our ability to pay dividends to our shareholders. FFO is defined by the National Association of Real Estate Investment Trusts as net income or loss (computed in accordance with accounting principles generally accepted in the United States) excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets. FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States, and therefore should not be considered a substitute for net income as a measure of results of operations or for cash flow from operations as a measure of liquidity. The application and calculation of FFO by other REITs may vary materially from our calculations, and therefore our FFO and the FFO of other REITs may not be directly comparable. On October 27, 1999, NAREIT revised its definition for periods after January 1, 2000. Consequently, FFO calculations for periods ending subsequent to January 1, 2000 may not be comparable to calculations for periods ended prior to that date. Expenses related to VelocityHSI were added back to operating results to determine FFO from real estate in prior years. The effect of including losses from this investment in FFO would be to decrease FFO by $7,163 and $8,765 for the years ended December 31, 2001 and 2000, respectively. There was no impact from VelocityHSI in 2003, 2002 or 1999.

(3)	Represents legal settlement charges related to the settlement of two lawsuits during the third quarter of 2003.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a self-administered equity real estate investment trust or “REIT” focused on the development, acquisition and management of multifamily apartment communities in eight metropolitan markets of the Western United States. At December 31, 2003, our portfolio had real estate assets with a net book value of approximately $2.2 billion that included 80 wholly or majority owned completed apartment communities, aggregating 22,981 units; two multifamily communities owned in joint ventures, comprised of 488 apartment units; and seven apartment communities in various stages of construction and development, totaling 1,388 units.

Our 2003, 2002 and 2001 operating results reflect deteriorating national and regional economic conditions and the corresponding impact on our market level rents and occupancy. Operating metrics toward the end of 2000, including market rents, occupancy and turnover, reflected national and regional economic cycles at peak levels, just prior to entering a recessionary phase. Recessionary pressures and weakening employment conditions that accelerated during 2001 continued throughout 2002 and 2003, resulting in depressed market rents, flat average occupancy levels and higher than normal resident turnover levels.

Economic conditions and continued job losses had the greatest impact in our San Francisco Bay Area market. During 2003, market level rents in our San Francisco Bay Area communities continued to decline from 2000 peak levels. Market rent in our Bay Area portfolio peaked in the third quarter of 2000 at approximately $2,000 per unit and has declined sequentially each of the past three years, averaging $1,795, $1,523 and $1,371 per unit in 2001, 2002, and 2003, respectively. Management does not expect a recovery in this region until there is job recovery. Market declines in the Bay Area and other regions have been partially offset by sustained growth in our Southern California markets, which comprised 41% of our real estate net operating income in 2003. Market rents in Southern California have increased 11% over the past three years and occupancy and turnover have remained stable. Management has focused its efforts on growth in the Southern California markets due to these market dynamics, and continues to closely monitor and act upon the key operating metrics—market rent, occupancy, and turnover—in each of our markets. We earn revenue and generate cash primarily by collecting monthly rent from our apartment residents.

Our 80 wholly or majority owned apartment communities can be categorized as follows to better understand our overall results:

•	18,656 units in 64 communities were completed and stabilized for all of 2003 and 2002 (“same-store” communities);

•	1,886 units in seven communities were acquired in 2003 or 2002 and as a result did not have comparable year-over-year operating results;

•	1,216 units in four development communities were completed and stabilized during 2003 and 2002 and as a result did not have comparable year-over-year operating results; and

•	1,223 units in five acquired or developed communities were previously subject to joint venture agreements but were consolidated in 2002, and as a result did not have comparable year-over-year operating results.

In addition to year-over-year economic operating performance, our results of operations for the three years ended December 31, 2003 were affected by income derived from acquisitions and completions of apartment communities, and the volume and timing associated with acquisition and disposition activities. We have engaged in disposition activities in an effort to reposition our portfolio through the sale of apartment communities located in non-core markets. Properties disposed of in the first six months of 2003 and in 2002 contributed net operating income that was $8,200,000 greater in 2002 than in 2003. Acquisition activities effectively increased 2003 net operating income by $4,200,000 as compared with 2002.

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2003, 2002 and 2001

Revenues

Total revenues were $275,143,000 in 2003, $262,780,000 in 2002, and $247,914,000 in 2001, excluding revenues from discontinued operations. The increase in revenues in 2003 was primarily derived from properties acquired, developed, and consolidated during the past two years. These increases were partially offset by a 4% reduction in revenues from “same-store” communities in 2003 as compared to 2002, and a $2,003,000 reduction in partnership and other income. The increase in revenues in 2002 was derived from properties acquired, developed, and consolidated during 2002 and 2001. These increases were partially offset by a 3% reduction in revenues from “same-store” communities in 2002 as compared to 2001 and a $3,416,000 reduction in partnership and other income. A summary of revenues for the years ended December 31, 2003, 2002 and 2001 follows:

	2003 Total	% of Total Revenues	2002 Total	% of Total Revenues	2001 Total	% of Total Revenues
Rental income	$260,660,000	95%	$247,357,000	94%	$228,612,000	92%
Ancillary income	12,139,000	4%	11,076,000	4%	11,539,000	5%
Partnership and other income	2,344,000	1%	4,347,000	2%	7,763,000	3%

Total revenue	$275,143,000	100%	$262,780,000	100%	$247,914,000	100%

Rental and Ancillary Income

As described above, the increase in rental and ancillary revenues relates to acquired and developed communities. The following table summarizes our multifamily property acquisitions, development properties completed, and dispositions for the years ended December 31, 2003, 2002 and 2001 (dollar amounts are gross acquisition costs in the case of acquisitions, total delivered cost in the case of completed development communities and gross sales prices in the case of property dispositions):

	2003		2002		2001
	#	$	#	$	#	$
Multifamily
Property acquisitions	3	116,183,000	6	156,500,000	2	84,500,000
Development properties completed	2	97,900,000	5	168,000,000	2	65,500,000
Property dispositions	3	72,600,000	3	58,300,000	3	19,000,000

Increased revenues from non “same-store” communities were offset by negative “same-store” operating results. On a “same-store” basis, rental and ancillary revenues decreased $8,793,000, or 4%, primarily due to average market rent per unit decreasing approximately 4%. On a “same-store” basis in 2002, rental revenues decreased $6,219,000 or 3%, as market rent per unit decreased approximately 5%. Occupancy for each of the three years ended December 31, 2003 follows:

	2003	2002	2001
Number of operating properties at December 31	80	81	72
Average portfolio occupancy rates for operating properties	94%	94%	94%

Portfolio occupancy is calculated by dividing the total occupied units by the total units in stabilized communities in the portfolio.

Partnership and other income

Partnership and other income totaled $2,344,000, $4,347,000 and $7,763,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in 2003 from 2002 is driven by the consolidation of five communities during 2002. The decrease in 2002 from 2001 primarily relates to the absence of development fee income in 2002 due to the stage of completion of our joint venture pipeline in 2002. The 2001 total includes development fees of $2,105,000. Additionally, partnership income in 2002 was lower than the 2001 amount due to the 2002 consolidations.

Expenses

Real estate expenses

A summary of real estate expenses follows:

	2003	2002	2001
Real estate expenses	$82,873,000	$73,164,000	$65,103,000
Percent of total rental and ancillary revenues	30.4%	28.3%	27.1%
“Same-store” expense % change	2%	3%	2%

Real estate expenses for multifamily rental properties (which include repairs and maintenance, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) increased $9,709,000 or 13% for the year ended December 31, 2003, as compared to the prior year. The three communities acquired and two communities developed in 2003, combined with 2002 acquisition and development communities operating for a full year, drive the year-over-year increase. Additionally, “same-store” expenses increased by $1,439,000, or 2% in 2003, primarily driven by an increase in payroll expense offset by a reduction of utility expenses. The overall level of “same-store” expense increase was consistent with historical levels. In 2002, real estate expenses increased by $8,061,000 or 12% because of the 11 communities acquired or developed in 2002, combined with 2001 acquisition and development communities operating for a full year.

Provision for depreciation

The provision for depreciation increased by $8,450,000 (19%) for the year ended December 31, 2003 compared to 2002, and increased by $7,037,000 (19%) for the year ended December 31, 2002 compared to 2001. The increases in 2003 and 2002 resulted from higher depreciable bases on new property acquisitions and development properties completed.

Interest expense

During the past three years, our interest expense has increased due to higher average fixed rate debt balances to support our acquisition and development activities and a reduced level of capitalized interest. Interest expense for the years ended December 31, 2003, 2002 and 2001 follows:

	2003	2002	2001
Interest on unsecured senior notes	$52,683,000	$46,043,000	$36,081,000
Interest on mortgage loans payable	8,915,000	12,867,000	14,162,000
Interest on lines of credit	7,136,000	9,211,000	10,781,000
Capitalized interest	(9,117,000)	(12,015,000)	(13,502,000)

Total interest expense	$59,617,000	$56,106,000	$47,522,000

Year-end debt balances at December 31, 2003, 2002 and 2001 follow:

	2003	2002	2001
Unsecured senior notes	$763,915,000	$774,570,000	$483,000,000
Mortgage loans payable	132,414,000	218,194,000	210,431,000
Lines of credit	296,000,000	181,000,000	315,000,000

Total debt	$1,192,329,000	$1,173,764,000	$1,008,431,000

Weighted average interest rate for all debt at end of period	5.6%	6.0%	6.6%

Interest expense increased $3,511,000 to $59,617,000 in 2003 over 2002, primarily due to lower levels of capitalized interest than in 2002. Capitalized interest decreased during both 2003 and 2002 due to the delivery and completion of certain properties in construction, and reduced interest rates. Additionally, we raised $300,000,000 in senior unsecured notes during 2002 to fix interest rates on a significant portion of our debt during the low interest rate environment. This has the short-term effect of increasing our interest expense, as we paid down balances on our variable rate line of credit with the proceeds of the notes. Overall, interest expense increased by $8,584,000 to $56,106,000 in 2002 due to the shift from floating to fixed rate debt, higher average debt balances to fund construction and property acquisitions in 2002, and a lower level of capitalized interest, offset by a reduction in variable interest rates and our hedging activities over the course of 2002.

General and administrative expenses

General and administrative expenses for the three years ended December 31, 2003 were as follows:

	2003	2002	2001
General and administrative expenses	$10,062,000	$9,847,000	$8,958,000
As a percentage of total revenues	3.7%	3.7%	3.6%

In 2003, we began expensing the cost associated with stock options in accordance with FAS 123. Stock option expense totaled $454,000 in 2003. General and administrative expenses for the two years ended December 31, 2002 do not include any expense associated with stock options. The 2002 amount includes a $540,000 expense related to the retirement of one of our executive officers. The stock option expense and increased professional fees account for the increase in overall general and administrative expenses as compared with 2002 levels excluding the retirement charge.

Office rent totaling $1,283,000, $1,213,000 and $1,246,000 for the years ended December 31, 2003, 2002 and 2001 respectively, is included in general and administrative expense.

Losses from Internet business

Losses from Internet business total $7,163,000, for the year ended December 31, 2001, and represent the net losses of VelocityHSI, Inc., our former non-real estate investment which was spun off by BRE on August 15, 2000, including a $2,400,000 provision for potential future losses taken in 2001. Subsequent to the spin-off, our investment in VelocityHSI was recorded under the equity method of accounting. We were required to record 100% of VelocityHSI’s losses to the extent of our investment, including advances, until it secured an independent source of financing or our investment and advances were reduced to zero. During the second quarter of 2001, we reduced our investment, including advances to VelocityHSI, to zero and provided for a reserve for our potential liabilities related to VelocityHSI. VelocityHSI filed for bankruptcy protection during the third quarter of 2001. There were no expenses incurred related to VelocityHSI in 2003 or 2002.

Net gain (loss) on sales of investments and rental properties

During 2002, we sold our minority partnership interest in a commercial property for a net gain on sale of approximately $7,200,000. We also sold our investment in shares of common stock of Corrigo, Inc., a non-affiliated technology company, for a loss of $800,000. In addition, we sold excess land at a loss of approximately $1,500,000. These three transactions completed the disposition of our non-multifamily investments and resulted in a net gain of $4,862,000.

During 2001, we sold three Tucson, Arizona communities with 621 units for an aggregate sales price of approximately $19,000,000, pursuant to an agreement with G&I III Residential One, LLC, an affiliate of DRA Advisors, Inc. The sale completed a $280,000,000 portfolio sale of 22 apartment communities (4,909 units) initiated by us in the third quarter of 2000 that was governed under a single master agreement. To facilitate the sale, we retained a 15% equity interest in a joint venture with DRA Growth and Income Fund III, LLC. In addition, we sold our minority interest in a non-multifamily asset for $1,115,000. The transactions resulted in an aggregate net loss of $327,000 in 2001.

Other expenses

Other expenses in 2003 represent legal settlement charges that are outside our normal course of business. During the third quarter of 2003, we executed a settlement agreement in connection with litigation with an unrelated third party regarding the Pinnacle at MacArthur Place joint venture agreement. Under the terms of the settlement agreement, we paid the third party $6,500,000 and retained full ownership of the asset. Pinnacle at MacArthur Place is a recently developed and stabilized, 253-unit community in Santa Ana, California. Also during the third quarter of 2003, we reached a settlement agreement regarding a class action lawsuit brought against us with respect to application fees charged to residents from August 1998 to August 2003. Under the terms of the settlement, we agreed to establish a $200,000 fund to reimburse prior applicants up to $5.00 per applicant, and to pay certain related administration charges and legal expenses. The combined settlement amounts, legal fees and related expenses aggregate $7,305,000, and are reported as other expenses on our consolidated income statement.

Minority interests in income

Minority interests in income relate to the earnings attributable to the minority members of our consolidated subsidiaries and were $3,195,000 for the year ended December 31, 2003, down from $3,682,000 and $4,068,000 for the years ended December 31, 2002 and 2001, respectively. Minority interests and consequently, minority interests in income declined each year as operating company unit holders of BRE Property Investors LLC exchanged their units for shares of BRE common stock. Conversions of operating company units to common shares totaled 233,083, 433,112 and 648,449 for the years ended December 31, 2003, 2002 and 2001, respectively.

Discontinued operations

In October 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144, which became effective on January 1, 2002. For properties accounted for under SFAS No. 144, the results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposal of properties held for sale is reported as discontinued operations.

During 2003, we sold three operating communities with a total of 1,100 units. The communities were sold for an aggregate sales price of approximately $72,600,000, resulting in a net gain on sale of approximately $23,100,000. During 2002, we sold three operating communities with a total of 663 units. The communities were sold for an aggregate sales price of approximately $58,300,000, resulting in a net gain on sale of approximately $10,100,000. The net gain on sale and the combined results of operations for these three communities for each year presented are included in discontinued operations on the consolidated statements of income. These amounts totaled $24,083,000, $15,562,000, and $6,163,000 for the years 2003, 2002 and 2001, respectively.

Dividends attributable to preferred stock

Dividends attributable to preferred stock represent the dividends on our 8.50% Series A and 8.08% Series B Cumulative Redeemable Preferred Stock. Dividend payments totaled $10,629,000, $7,765,000 and $4,569,000 for the years 2003, 2002 and 2001, respectively. The Series B Preferred Stock offering closed on June 20, 2002.

In connection with the issuance of the Series A Cumulative Redeemable Preferred Stock in January 1999, we incurred approximately $2,166,000 in issuance costs and recorded such costs as a reduction of shareholders’ equity. Due to the redemption of these shares, we recognized a redemption charge of $2,166,000 during 2003, which is treated as a preferred stock dividend on the consolidated statements of income.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the year ended December 31, 2003 was $70,333,000, or $1.48 per diluted share, as compared with $88,044,000, or $1.91 per diluted share for the year ended December 31, 2002 and $78,808,000, or $1.69 per diluted share for the year ended December 31, 2001.

Liquidity and Capital Resources

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales, and secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments.

During the second half of 2003, we sold 3,450,000 shares of our common stock. Net proceeds to BRE were $32.651 per share, which represented a 3.4% discount from the New York Stock Exchange closing price of $33.80 per share on September 16, 2003. The shares were re-offered to the public through the underwriter at a price of $33.10 per share. Net proceeds from the offering—after all discounts, commissions and anticipated issuance costs—totaled approximately $112,300,000. Proceeds from the offering were used for general corporate purposes, including the repayment of debt, redemption of equity securities, and funding for development activities and financing for acquisitions.

We amended and restated our revolving unsecured credit facility on April 4, 2003, extending the maturity date from December 2003 to April 2006, with an option to extend the term one year beyond the maturity date. We elected to reduce the borrowing capacity from $450,000,000 to $350,000,000. The interest rate on the line of credit was maintained at LIBOR plus 0.70%, plus a fee of 0.20% payable on the unused portion of the credit facility. Our pricing spread above LIBOR is dependent upon our credit ratings and can range from 0.50% to 1.45%. Our average cost on the unsecured line of credit for the twelve months ended December 31, 2003 was 2.73%.

Borrowings under our revolving unsecured line of credit totaled $196,000,000 at December 31, 2003, compared to $181,000,000 at December 31, 2002. Drawings on the revolving unsecured line of credit are available to fund our investment activities and general corporate purposes. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

During the second quarter of 2003, we also established a secured $100,000,000 Fannie Mae credit facility maturing in 2008. Borrowings under our secured line of credit totaled $100,000,000 at December 31, 2003. The credit facility is secured by five multifamily communities, which are held by a bankruptcy-remote special purpose consolidated subsidiary of BRE. Borrowings under the facility bear interest at variable rates with maturities from one to nine months, plus a facility fee of up to 0.65%. Our average borrowing cost for the secured line, including interest, margin and fees, was 2.07% during 2003. We also have the option to convert variable-rate borrowings to fixed-rate borrowings. Subject to the terms of the facility, we have the option to increase its size to $250,000,000. Drawings on the secured line of credit are available to fund our investment activities and for general corporate purposes.

We had a total of $763,000,000 in unsecured senior notes (excluding a basis adjustment of $915,000 from hedging activities) at December 31, 2003, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
March 2004	$15,000,000	4.72%
July 2005	18,000,000	4.41%
March 2007	150,000,000	5.95%
June 2007	50,000,000	7.20%
September 2009	150,000,000	5.75%
January 2011	250,000,000	7.45%
February 2013	130,000,000	7.13%

Total/Average Interest Rate	$763,000,000	6.62%

In addition, at December 31, 2003, we had mortgage indebtedness totaling $131,069,000 (excluding a basis adjustment of $1,345,000 from hedging activities) at an average interest rate of 5.97%, and remaining terms of from less than one to seven years.

As of December 31, 2003, we had total outstanding debt balances of $1,192,329,000 and total outstanding shareholders’ equity and minority interests of $999,403,000, representing a debt to total book capitalization ratio of approximately 54%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants throughout the year ended December 31, 2003.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2003, including scheduled debt repayments, construction funding and property acquisitions. At December 31, 2003, we had an estimated cost of $45,500,000 to complete existing construction in progress, with funding estimated from 2004 through 2005.

Scheduled contractual obligations required for the next five years and thereafter are as follows:

Contractual Obligations (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$1,192,329	$17,327	$262,542	$333,760	$578,700
Operating lease obligations	2,640	1,321	1,319	—	—

Total	$1,194,969	$18,648	$263,861	$333,760	$578,700

We manage joint venture investments that are recorded under the equity method of accounting with total assets of $42,294,000 as of December 31, 2003. These joint ventures carry debt totaling $19,189,000, none of which is guaranteed by us at December 31, 2003.

We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may issue up to $700,000,000 of securities including debt, common stock and preferred stock. Our recent common stock offering totaling $114,200,000, our $300,000,000 aggregate principal amount of note issuances in 2002, and our $75,000,000 preferred stock offering in 2002 reduced the amount available for future issuances under this registration statement to $210,800,000. Depending upon market conditions, we may issue additional securities under existing or future shelf registration statements. Proceeds from these issuances may be used to fund additional investments in multifamily communities, and for permanent financing of investments initially funded through temporary borrowings under our revolving lines of credit. In addition, proceeds may be used for other general corporate purposes, including development activities, capital expenditures, redemption of equity securities, increasing our working capital and to repay indebtedness. Pending the application of the net proceeds, we may invest the proceeds in investment-grade, interest-bearing securities or temporarily reduce borrowings under our revolving unsecured line of credit. In 2001, we commenced a medium-term note program for the possible issuance, from time to time, of up to $300,000,000 of medium term notes as part of our shelf registration, subject to the amount remaining available under our shelf registration statement. To date, no such notes have been issued under the program.

During 2001, our Board of Directors authorized the purchase of our common stock in an amount up to $60,000,000. The timing of repurchase activity is dependent upon the market price of our shares, and other market conditions and factors. During the first quarter of 2003, we repurchased approximately $724,000 of common stock, representing 25,500 shares at an average purchase price of $28.39 per share. No shares have been repurchased subsequent to March 31, 2003. As of December 31, 2003, we had cumulatively repurchased a total of approximately $51,100,000 of common stock, representing 1,785,600 shares at an average purchase price of $28.64 per share.

We continue to consider other sources of possible funding, including further joint ventures and additional secured construction debt. We own unencumbered real estate assets that could be sold, contributed to joint ventures or used as collateral for financing purposes (subject to certain lender restrictions) and have encumbered assets with significant equity that could be further encumbered should other sources of capital not be available.

During the fourth quarter of 2003, we issued a notice of redemption to all holders of record of our outstanding 8.50% Series A Cumulative Redeemable Preferred Stock, at a redemption price of $25.17118 per share. The redemption price is equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends to the redemption date. The redemption date was January 29, 2004. From the redemption date forward, dividends on the 2,150,000 shares of Series A Cumulative Redeemable Preferred Stock, all of which were called for redemption, no longer accrue, and holders of any 8.50% Series A Cumulative Redeemable Preferred Stock not tendered for redemption have no rights other than the rights to receive the $25.17118 total redemption price.

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

Investments in Rental Properties

Rental properties are recorded at cost, less accumulated depreciation, less an adjustment, if any, for impairment. A land value is assigned based on the purchase price if land is acquired separately, or based on market research if acquired in a merger or in an operating community acquisition. We have a development group which manages the design, development and construction of our apartment communities. Projects under development are carried at cost, including direct and indirect costs incurred to ready the assets for their intended use and which are specifically identifiable, including capitalized interest and property taxes until units are placed in service. Direct investment development projects are considered placed in service as certificates of occupancy are issued and the units become ready for occupancy. Depreciation begins as units are placed in service. Land acquired for development is capitalized and reported as “Land under development” until the development plan for the land is formalized. Once the development plan is determined and construction contracts are signed, the costs are transferred to the balance sheet line item “Construction in progress.” Costs of replacements, such as appliances, carpets and drapes, are expensed. Improvements and betterments that increase the value of the property or extend its useful life are capitalized.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which range from 35 to 45 years for buildings and three to ten years for other property. The determination as to whether expenditures should be capitalized or expensed, and the period over which depreciation is recognized, requires management’s judgment.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our investments in real estate are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of values are based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimated fair value is warranted.

In the normal course of business, we will receive offers for sale of our properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. We classify real estate as “held for sale” when all criteria under SFAS No. 144 have been met.

SFAS No. 144 also requires that the assets and liabilities and the results of operations of any communities that have been sold, or otherwise qualify as held for sale, be presented as discontinued operations in our consolidated financial statements in all periods presented. The community specific real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

Derivatives and Hedging Activities

We use derivative financial instruments in the normal course of business with the objective of lowering our overall borrowing costs. As of December 31, 2003, we had five-interest rate swap agreements with a notional value aggregating approximately $65,000,000, which are used to attain a floating rate of interest on a portion of our fixed rate debt, maturing in 2004 and 2005. These derivatives qualify for hedge accounting as discussed in Note 9 to our December 31, 2003 consolidated financial statements. A third party values the instruments. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Stock-Based Compensation

Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure” (SFAS 148). We have adopted the prospective method as provided for in SFAS 148, under which the provisions of SFAS 123 will be applied prospectively to all awards granted, modified or settled after January 1, 2003. Prior to 2003, we accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25,

“Accounting for Stock Issued to Employees,” and related Interpretations, which resulted in no expense recognition. Under SFAS 123, we include in general and administrative expense a charge based on the implied value of options vesting in the current period. The change in accounting method did not have a material impact on our consolidated financial statements. The options are valued using the Black-Scholes option-pricing model.

Consolidation

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51, as amended by FASB Staff Position No. 46-6 in October 2003 (“FIN 46”). Under FIN 46, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity’s equity holders as a group either: (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity if they occur, or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to FIN 46, the enterprise that is deemed to absorb a majority of the expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46. FIN 46 is effective immediately for arrangements entered into after January 31, 2003, and will be applied as of March 31, 2004, to all arrangements entered into before February 1, 2003.

Under FIN 46, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a VIE may have been created. We evaluate our land option and purchase contract investments to determine if a VIE has been created under the definition of FIN 46. When a VIE is deemed to exist, the identification of the primary beneficiary is determined through allocation of the VIE’s estimated expected losses and residual returns to the related variable interest holders. Any VIEs created after January 31, 2003 for which we are deemed the primary beneficiary are consolidated from the date of investment. VIEs created prior to February 1, 2003 will be evaluated for consolidation for the quarter ended March 31, 2004.

We consolidate entities not deemed as VIEs which we have the ability to control. Our consolidated financial statements include the accounts of the Company, the Operating Company and other controlled subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Impact of Inflation

Approximately 99% of our total revenues for 2003 were derived from apartment properties. Due to the short-term nature of most apartment unit leases (typically one year or less), we may seek to adjust rents to mitigate the impact of inflation upon renewal of existing leases or commencement of new leases, although we cannot assure that we will be able to adjust rents in response to inflation. In addition, market rates may also fluctuate due to short-term leases and other permitted and non-permitted lease terminations.

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Cash dividends per common share were $1.95 in 2003, $1.95 in 2002 and $1.86 in 2001. Total cash dividends paid to common shareholders for the three years ended December 31, 2003, 2002 and 2001 were $91,994,000, $89,614,000, and $86,289,000, respectively. In 2003, 2002 and 2001, respectively, $10,629,000, $7,765,000 and $4,569,000 in dividends were paid to preferred shareholders.

Distributions to minority members were $3,206,000 in 2003, $3,784,000 in 2002, and $4,167,000 in 2001.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any direct foreign exchange or other significant market risk.

Our exposure to market risk for changes in interest rates relates primarily to our lines of credit. We primarily enter into fixed and variable rate debt obligations to support general corporate purposes, including acquisitions and development, capital expenditures and working capital needs. We continuously evaluate our level of variable rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment. We utilize five interest rate swap agreements to attain a floating rate of interest on a portion of our fixed rate debt. The objective of the agreements is to lower our overall borrowing costs. The swaps hedge the fair market value of a portion of our debt. We do not use derivatives for trading or speculative purposes. The hedges are perfectly effective and, therefore, changes in the derivative fair value and the change in fair value of the hedged items during the hedging period exactly offset with no valuation impact on our current earnings. The notional amount of the interest rate swaps and their termination dates, shown in the table below, match the principal amounts and maturities of the hedged fixed rate debt balances. As a result of the interest rate swaps, the effective interest rate for the twelve months ended December 31, 2003 on the aggregate hedged debt was reduced from a weighted average stated rate of 7.45% to 4.19%. The fair value of the interest rate swaps was approximately $2,260,000 at December 31, 2003.

Table of Interest Rate Swaps:

Maturity	Notional Amount (in thousands)	Fixed Interest Rate on Debt	Fixed Rate Received on SWAP	Variable Rate Paid on SWAP	Effective Interest Rate on Debt
March 2004	$15,000	7.44%	(3.94)%	1.22%	4.72%
February 2005	10,768	7.00%	(4.45)%	1.23%	3.78%
July 2005	10,479	7.36%	(4.64)%	1.23%	3.95%
July 2005	18,000	7.88%	(4.70)%	1.23%	4.41%
October 2005	10,763	7.30%	(4.78)%	1.22%	3.74%

	$65,010	7.45%	(4.49)%	1.23%	4.19%

The fair values of our financial instruments (including such items in the financial statement captions as cash, other assets, accounts payable and accrued expenses, and lines of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of our mortgage loans and unsecured senior notes is approximately $941,191,000 at December 31, 2003, as compared with a carrying value of $896,329,000 at that date.

We had $386,560,000 and $338,467,000 in variable rate debt outstanding at December 31, 2003 and 2002, respectively. A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $1,100,000 and $1,200,000 on our earnings and cash flows based on these period-end debt levels and our average variable interest rates for the twelve months ended December 31, 2003 and 2002, respectively. We cannot predict the effect of adverse changes in interest rates on our variable rate debt and, therefore, our exposure to market risk, nor can we assure that fixed rate, long-term debt will be available to us at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15. Our Consolidated Financial Statements and Schedules are incorporated herein by reference.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    DISCLOSURE CONTROLS AND PROCEDURES

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

As of December 31. 2003, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Executive Officers.    See “Executive Officers of the Registrant” in Part I of this report.

(b) Directors.    The information required by this Item is incorporated herein by reference to our Proxy Statement relating to our 2004 Annual Meeting of Shareholders, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003. A summary of the directors and their principal business for the last five years follows:

John McMahan	Mr. McMahan is Chairman of the Board of BRE. He has served as a director of BRE since 1993. He has been Executive Director, The Center for Real Estate Enterprise Management, since 2000 and Managing Principal, The McMahan Group, real estate strategic management consultants, since 1996. Previously, Mr. McMahan served as President, John McMahan Associates, Inc., a management consulting firm, and McMahan Real Estate Securities, Inc., a real estate investment firm, from 1994 to 1996.

Frank C. McDowell	Mr. McDowell is currently Vice Chairman of the Board and Chief Executive Officer of BRE. He served as a director, President and Chief Executive Officer of BRE from June 1995 through December 2003. Previously, he was Chief Executive Officer and Chairman of Cardinal Realty Services, Inc., a Columbus, Ohio-based apartment management company and owner of multifamily housing, from 1992 to 1995.

William E. Borsari	Mr. Borsari has served as a director of BRE or its predecessor since 1992. He is currently self-employed, and a private investor. He was the former Chairman or President, The Walters Management Company, a real estate asset management company, for more than five years.

Robert A. Fiddaman	Mr. Fiddaman has served as a director of BRE since 1998. He is currently self-employed, and a private investor. He was the former board chairman of SSR Realty Advisors, a real estate investment and management firm, from 1996 to 1998. Mr. Fiddaman served as President and Chief Executive Officer of Metric Realty, a real estate investment and management company from 1993 to 1996.

L. Michael Foley	Mr. Foley has served as a director of BRE since 1994. He has been Principal, L. Michael Foley and Associates, real estate and corporate consulting, since 1996 and was a director and Executive Committee member of Western Property Trust, from 1999 to 2000. Mr. Foley was Senior Vice President and Chief Financial Officer, Coldwell Banker Corporation, from 1995 to 1996 and he served as Chairman and Chief Executive Officer, Sears Savings Bank, from 1989 to 1993.

Roger P. Kuppinger	Mr. Kuppinger has served as a director of BRE or its predecessor since 1995. He has been President, The Kuppinger Company, a private financial advisor to public and private companies, since February 1994. Mr. Kuppinger is also a director for Realty Income Corporation, a California-based retail real estate investment trust. He served as Senior Vice President and Managing Director, Sutro & Co., Inc., an investment banking company, from 1969 to February 1994.

Edward E. Mace	Mr. Mace has served as a director of BRE since 1998. He has been President, Vail Resorts Lodging Company and Rock Resorts International LLC (both subsidiaries of Vail Resorts, Inc.), since 2001. Previously, Mr. Mace served as President and Chief Executive Officer of Fairmont Hotels & Resorts—U.S./Mexico division, from 2000 to 2001 and as President and Chief Executive Officer of Fairmont Hotels, from 1996 to 2000. He was the midwest regional director of management consulting for the Real Estate Industry Group of KPMG from 1994 to 1996.

Constance B. Moore	Ms. Moore was promoted to President of BRE in January of 2004. She joined BRE as a director and Chief Operating Officer in 2002. Ms. Moore previously held several executive positions with Security Capital Group & Affiliates, an international real estate operating and investment management company, from 1993 to 2002, including co-chairman and Chief Operating Officer of Archstone Communities Trust.

Jeanne R. Myerson	Ms. Myerson joined BRE’s Board of Directors in 2002. She has been President & Chief Executive Officer of The Swig Company, a private real estate investment firm, since 1997. Previously, she was President and Chief Executive Officer of The Bailard, Biehl & Kaiser REIT from 1993 to 1997.

Gregory M. Simon	Mr. Simon has served as a director of BRE or its predecessor since 1991. He has also been self-employed as a private investor since 1991. He was Senior Vice President, H.F. Ahmanson & Co. and Home Savings of America, from 1983 to 1991. Mr. Simon is also an Officer and Director for Golden Orange Broadcasting, a privately held corporation.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2004 Annual Meeting of Shareholders, under the headings “Executive Compensation and Other Information” and “Election of Directors—Board and Committee Meetings; Compensation of Directors,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2004 Annual Meeting of Shareholders, under the heading “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2004 Annual Meeting of Shareholders, under the headings “Certain Relationships and Related Transactions”, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement, relating to our 2004 Annual Meeting of Shareholders, under the heading “Report of the Audit Committee,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

1.	Financial Statements:

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

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

(b)  Reports on Form 8-K:

On October 15, 2003, we filed a Current Report on Form 8-K to furnish, pursuant to Item 12 of Form 8-K, our earnings press release for the quarter and nine months ended September 30, 2003.

On October 16, 2003, we filed a Current Report on Form 8-K to disclose, pursuant to Item 5 of Form 8-K, our results of operations for the quarter and nine months ended September 30, 2003.

On November 20, 2003, we filed a Current Report on Form 8-K to disclose, pursuant to Item 5 of Form 8-K, the approval of our regular common and preferred stock dividends for the quarter ended December 31, 2003.

On November 24, 2003, we filed a Current Report on Form 8-K to disclose, pursuant to Item 5 of Form 8-K, that the registrant’s board of directors had implemented a phased, one-year executive succession plan, culminating in the retirement of Frank C. McDowell.

On December 2, 2003, we filed a Current Report on Form 8-K to disclose, pursuant to Item 5 of Form 8-K, the redemption of our outstanding 8.50% Series A Cumulative Redeemable Preferred Stock.

On December 3, 2003, we filed a Current Report on Form 8-K to furnish, pursuant to Item 9 of Form 8-K, a copy of a slide show presentation given at the Wachovia Securities 7th Annual Real Estate Securities Conference.

(c)  Exhibits

See Index to Exhibits.

(d)  Financial Statement Schedules

See Index to Financial Statements and Financial Statement Schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated February 13, 2004	BRE PROPERTIES, INC.

	By	/s/ FRANK C. MCDOWELL
Frank C. McDowell Vice Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Dated

/s/ FRANK C. MCDOWELL Frank C. McDowell	Vice Chairman and Chief Executive Officer (Principal Executive Officer)	February 13, 2004

/s/ CONSTANCE B. MOORE Constance B. Moore	President, Chief Operating Officer and Director	February 13, 2004

/s/ EDWARD F. LANGE, JR. Edward F. Lange, Jr.	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 13, 2004

/s/ JOHN MCMAHAN John McMahan	Chairman and Director	February, 13 2004

/s/ WILLIAM E. BORSARI William E. Borsari	Director	February 13, 2004

/s/ ROBERT A. FIDDAMAN Robert A. Fiddaman	Director	February 13, 2004

/s/ L. MICHAEL FOLEY L. Michael Foley	Director	February 13, 2004

/s/ ROGER P. KUPPINGER Roger P. Kuppinger	Director	February 13, 2004

/s/ EDWARD E. MACE Edward E. Mace	Director	February 13, 2004

/s/ JEANNE R. MYERSON Jeanne R. Myerson	Director	February 13, 2004

/s/ GREGORY M. SIMON Gregory M. Simon	Director	February 13, 2004

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Directors of

BRE Properties, Inc.

We have audited the accompanying consolidated balance sheets of BRE Properties, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the related schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the related schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRE Properties, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

San Francisco, California

January 19, 2004, except for Note 18 as to

which the date is January 29, 2004

BRE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 31,
	2003	2002
A S S E T S

Real estate portfolio
Direct investments in real estate:
Investments in rental properties	$2,281,048	$2,143,960
Construction in progress	100,870	90,675
Less: Accumulated depreciation	(239,810)	(198,292)

	2,142,108	2,036,343

Equity interests in and advances to real estate joint ventures:
Investments in rental properties	10,391	10,761
Land under development	28,404	14,574

Total real estate portfolio	2,180,903	2,061,678
Cash	1,105	893
Other assets	45,957	46,142

Total assets	$2,227,965	$2,108,713

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Unsecured senior notes	$763,915	$774,570
Mortgage loans payable	132,414	218,194
Unsecured line of credit	196,000	181,000
Secured line of credit	100,000	—
Accounts payable and accrued expenses	36,233	38,618

Total liabilities	1,228,562	1,212,382

Minority interests	38,859	45,147

Shareholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized. 2,150,000 shares of 8.5% Series A Cumulative Redeemable, $25 per share liquidation preference, issued and outstanding; 3,000,000 shares of 8.08% Series B Cumulative Redeemable, $25 per share liquidation preference, issued and outstanding	128,750	128,750
Common stock, $.01 par value; 100,000,000 shares authorized. Shares issued and outstanding: 49,992,198 at December 31, 2003; 45,870,723 at December 31, 2002.	500	459
Additional paid-in capital	814,366	683,733
Accumulated net income in excess of cumulative dividends	19,764	41,425
Stock purchase loans to executives	(2,836)	(3,183)

Total shareholders’ equity	960,544	851,184

Total liabilities and shareholders’ equity	$2,227,965	$2,108,713

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Years ended December 31,
	2003	2002	2001
Revenue
Rental income	$260,660	$247,357	$228,612
Ancillary income	12,139	11,076	11,539
Partnership and other income	2,344	4,347	7,763

Total revenue	275,143	262,780	247,914

Expenses
Real estate	82,873	73,164	65,103
Provision for depreciation	53,046	44,596	37,559
Interest	59,617	56,106	47,522
General and administrative	10,062	9,847	8,958
Losses from Internet business	—	—	7,163
Other expenses	7,305	—	—

Total expenses	212,903	183,713	166,305

Income before gain (loss) on sales of investments and rental properties, minority interests and discontinued operations	62,240	79,067	81,609
Net gain (loss) on sales of investments and rental properties	—	4,862	(327)

Income before minority interests and discontinued operations	62,240	83,929	81,282
Minority interests in income	3,195	3,682	4,068

Income from continuing operations	59,045	80,247	77,214
Net gain on sales of discontinued operations	23,147	10,067	—
Discontinued operations, net	936	5,495	6,163

Income from discontinued operations	24,083	15,562	6,163
Net Income	$83,128	$95,809	$83,377
Redemption related preferred stock issuance costs	2,166	—	—
Dividends attributable to preferred stock	10,629	7,765	4,569

Net income available to common shareholders	$70,333	$88,044	$78,808

Basic earnings per share from continuing operations	$0.98	$1.58	$1.57
Basic earnings per share from discontinued operations	$0.51	$0.34	$0.13

Basic earnings per share	$1.49	$1.92	$1.70

Diluted earnings per share from continuing operations	$0.97	$1.57	$1.57
Diluted earnings per share from discontinued operations	$0.51	$0.34	$0.12

Diluted earnings per share	$1.48	$1.91	$1.69

Weighted average common shares outstanding—basic	47,070	45,860	46,235
Weighted average common shares outstanding—diluted	47,445	46,210	46,635

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net income	$83,128	$95,809	$83,377
Adjustments to reconcile net income to net cash flows generated by operating activities:
Net gain on sales of discontinued operations …	(23,147)	(10,067)	—
Net (gain) loss on sales of investments …	—	(4,862)	327
Income from investments in unconsolidated entities	(882)	(3,392)	(3,894)
Provision for depreciation	53,046	44,596	37,559
Depreciation from discontinued operations	306	2,939	2,769
Minority interest in income	3,195	3,682	4,068
Losses from Internet business after spin-off	—	—	7,163
Decrease (increase) in other assets	771	(349)	(4,052)
(Decrease) increase in accounts payable and accrued expenses	(2,385)	8,607	6,321

Net cash flows generated by operating activities	114,032	136,963	133,638

Cash flows from investing activities
Multifamily communities purchased	(116,183)	(100,023)	(84,524)
Multifamily communities purchased from joint venture partners	—	(56,510)	—
Proceeds from sales of rental property, net	71,482	43,103	19,420
Proceeds from sales of investments	—	16,200	1,115
Rehabilitation expenditures and other	(10,670)	(6,501)	(14,769)
Capital expenditures	(10,390)	(8,276)	(10,157)
Additions to direct investment construction in progress	(60,897)	(69,165)	(59,351)
Advances to unconsolidated joint ventures—construction in progress	—	(20,614)	(48,816)
Reimbursements of construction in progress from unconsolidated joint ventures	—	13,753	35,196
Additions to land under development	(20,729)	(24,264)	(23,671)
Distributions from unconsolidated joint ventures, net	1,024	3,256	2,540
Investment in and advances to Internet business	—	(942)	(1,759)

Net cash flows used in investing activities	(146,363)	(209,983)	(184,776)

Cash flows from financing activities
Principal payments on mortgage loans and unsecured senior notes	(95,195)	(53,169)	(21,363)
Issuance of unsecured senior notes, net	—	297,407	246,586
Proceeds from new mortgage loans	—	—	7,541
Lines of credit:
Advances	323,000	390,000	363,000
Repayments	(208,000)	(524,000)	(416,000)
Renewal fees	(4,011)	—	(3,770)
Repurchase of common shares	(724)	(19,370)	(31,052)
Proceeds from exercises of stock options, net	10,964	3,274	4,851
Proceeds from common equity offering, net	112,338	—	—
Proceeds from preferred equity offering, net	—	72,291	—
Cash dividends paid to common shareholders	(91,994)	(89,614)	(86,289)
Cash dividends paid to preferred shareholders	(10,629)	(7,765)	(4,569)
Distributions to operating company unit holders	(2,215)	(2,963)	(3,412)
Distributions to other minority members	(991)	(821)	(755)
Contributions from minority members	—	4,751	—

Net cash flows generated by financing activities	32,543	70,021	54,768

Increase (decrease) in cash	212	(2,999)	3,630
Balance at beginning of year	893	3,892	262

Balance at end of year	$1,105	$893	$3,892

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

	Years ended December 31,
	2003	2002	2001
Common stock shares
Balance at beginning of year	45,870,723	45,807,191	45,895,281
Stock options exercised, net of shares tendered	407,734	355,052	384,360
Conversion of operating company units to common shares	233,083	433,112	648,449
Shares repurchased and retired	(25,500)	(685,200)	(1,074,900)
Common stock offering	3,450,000	—	—
Issuance of restricted shares	59,268	1,700	—
Other	(3,110)	(41,132)	(45,999)

Balance at end of year	49,992,198	45,870,723	45,807,191

Preferred stock shares
Balance at beginning of year	5,150,000	2,150,000	2,150,000
Issuance of 8.08% Series B Cumulative Redeemable	—	3,000,000	—

Balance at end of year	5,150,000	5,150,000	2,150,000

Common stock
Balance at beginning of year	$459	$458	$459
Common stock offering	34	—	—
Stock options exercised	4	4	4
Conversion of operating company units to common shares	2	4	6
Issuance of restricted and performance shares	1	—	—
Shares repurchased and retired	—	(7)	(11)

Balance at end of year	$500	$459	$458

Preferred stock
Balance at beginning of year	$128,750	$53,750	$53,750
Issuance of 8.08% Series B cumulative redeemable	—	75,000	—

Balance at end of year	$128,750	$128,750	$53,750

Additional paid-in capital
Balance at beginning of year	$683,733	$690,309	$699,264
Common stock offering	112,304	—	—
Stock options exercised	10,501	5,058	6,027
Conversion of operating company units to common shares	6,275	11,659	17,456
Shares repurchased and retired	(724)	(19,363)	(31,041)
Issuance of preferred stock	—	(2,709)	—
Redemption related preferred stock issuance costs	2,166	—	—
Other	111	(1,221)	(1,397)

Balance at end of year	$814,366	$683,733	$690,309

Accumulated net income in excess of cumulative dividends
Balance at beginning of year	$41,425	$42,995	$50,476
Net income for year	83,128	95,809	83,377
Cash dividends paid: $1.95, $1.95, and $1.86 per common share for the years ended December 31, 2003, 2002 and 2001, respectively; $2.125 per Series A preferred share in 2003, 2002 and 2001, respectively, and $2.02, $1.07 and $0.0 per Series B preferred share in 2003, 2002, and 2001, respectively	(102,623)	(97,379)	(90,858)
Redemption related preferred stock issuance costs	(2,166)	—	—

Balance at end of year	$19,764	$41,425	$42,995

Stock purchase loans to executives
Balance at beginning of year	$(3,183)	$(2,616)	$(2,833)
Additional loans granted	—	(1,104)	(935)
Maturities and reserves on loans	347	537	1,152

Balance at end of year	$(2,836)	$(3,183)	$(2,616)

Total shareholders’ equity	$960,544	$851,184	$784,896

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company

BRE Properties, Inc., a Maryland corporation (“BRE” or the “Company”), was formed in 1970. BRE is a self-administered real estate investment trust focused on the development, acquisition and management of multifamily apartment communities in the Western United States. At December 31, 2003, BRE’s portfolio, owned directly or through wholly or majority owned subsidiaries, consisted of 80 multifamily communities (aggregating 22,981 units), classified as direct investments in real estate-investments in rental properties on the accompanying consolidated balance sheets. Of these properties, 51 were located in California, 13 in Washington, seven in Arizona, five in Colorado and four in Utah. In addition, at December 31, 2003, there were seven properties under various stages of construction and development aggregating an estimated 1,388 units, including four directly owned properties with 744 units classified as direct investments in real estate-construction in progress and three land parcels estimated to have 644 units which are classified as land under development. BRE also holds a 35% interest and is the managing member of two real estate joint ventures that own two multifamily properties with a total of 488 units, and a 15% joint venture interest in a multifamily portfolio totaling 3,815 units managed by a third party at December 31, 2003.

The Operating Company

In November 1997, BRE acquired 16 completed properties and eight development properties from certain entities of Trammell Crow Residential-West (the “Transaction”) pursuant to a definitive agreement (the “Contribution Agreement”). BRE paid a total of approximately $160,000,000 in cash and issued $100,000,000 in common stock based on a stock price of $26.93 per share, as provided for in the Contribution Agreement. In addition, certain entities received Operating Company Units (“OC Units”) valued at $76,000,000 in BRE Property Investors LLC (the “Operating Company”), a Delaware limited liability company and a majority owned subsidiary of BRE. The Operating Company assumed approximately $120,000,000 in debt in connection with this purchase. BRE is the sole managing member and majority owner of the Operating Company at December 31, 2003. Substantially all of the properties acquired in the Transaction are held through the Operating Company, which was formed by BRE for the purpose of acquiring the properties in the Transaction.

The OC Units held by non-managing members are included in minority interests in the Company’s consolidated financial statements. Starting in November 1999, non-managing members of the Operating Company can exchange their units for common stock of BRE on a 1:1 basis or, at the option of the Company, cash in an amount equal to the market value of such common stock at the time of the exchange. As of December 31, 2003, 2,201,152 OC Units have been exchanged for common stock. The non-managing members are entitled to priority distributions regardless of the cash flows of the Operating Company. The Operating Company is also required to maintain certain financial ratios to protect the non-managing members’ distributions. Further, the Company has certain restrictions from selling assets of the Operating Company in a taxable sale for a period ranging from eight to ten years from the date of the Transaction. The Operating Company has also guaranteed the repayment of the Company’s $350,000,000 unsecured line of credit.

2.    Summary of Significant Accounting Policies

Consolidation

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51, as amended by FASB Staff Position No. 46-6 in October 2003 (“FIN 46”). Under FIN 46, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity’s equity holders as a group either:

(a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity if they occur, or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to FIN 46, the enterprise that is deemed to absorb a majority of the expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46. FIN 46 is effective immediately for arrangements entered into after January 31, 2003, and will be applied as of March 31, 2004, to all arrangements entered into before February 1, 2003.

At December 31, 2003, BRE has made cash deposits for seven land purchase option agreements totaling approximately $1,207,000, which are included in Other Assets on our consolidated balance sheet. Our option deposits generally represent our maximum exposure to loss if we elect not to purchase the optioned property. The initial adoption of FIN 46 for arrangements entered into after January 31, 2003, did not have a material impact on BRE’s 2003 financial position or results of operations. BRE is still evaluating the impact of FIN 46 for all arrangements entered into prior to February 1, 2003. However, BRE does not anticipate that the impact of these arrangements will have a material effect on BRE’s financial position or results of operations.

BRE consolidates entities not deemed as VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company, the Operating Company and other subsidiaries controlled either through ownership or by contract. At December 31, 2003, BRE owned 91% of the Operating Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, its investments in and advances to joint ventures and affiliates, and its qualification as a REIT. The Company bases its estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

Investments in Rental Properties

Rental properties are recorded at cost, less accumulated depreciation, less an adjustment, if any, for impairment. A land value is assigned based on the purchase price if land is acquired separately, or based on market research if acquired in a merger or in an operating community acquisition. BRE has a development group which manages the design development and construction of its apartment communities. Projects under development are carried at cost, including direct and indirect costs incurred to ready the assets for their intended use and which are specifically indentifiable, including capitalized interest and property taxes until units are placed in service. Direct investment development projects are considered placed in service as certificates of occupancy are issued and the units become ready for occupancy. Depreciation begins as units are placed in service. Land acquired for development is capitalized and reported as “Land under development” until the development plan for the land is formalized. Once the development plan is determined and construction contracts are signed, the costs are transferred to the balance sheet line item “Construction in progress.” Costs of replacements, such as appliances, carpets and drapes, are expensed. Improvements and betterments that increase the value of the property or extend its useful life are capitalized.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which range from 35 to 45 years for buildings and three to ten years for other property.

The Company periodically evaluates its long-lived assets, including its investments in rental properties, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, the expected holding period of each asset and legal and environmental concerns. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted. There were no assets for which an adjustment for impairment in value was made in 2003, 2002 or 2001.

In the normal course of business, BRE will receive offers for sale of its properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. The Company classifies real estate as “held for sale” when all of the following criteria have been met: management has committed to a plan to sell the asset, the asset is available for immediate sale in its present condition, an active program to locate a buyer has been initiated, the sale of the asset is probable within one year, the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in 2002. SFAS No. 144 requires that the assets and liabilities and the results of operations of any communities that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented. The community specific components of net income that are presented as discontinued operations include operating results, depreciation and interest expense to the extent there is a secured loan on the property. In addition, the net gain or loss on the eventual disposal of communities held for sale will be presented as income from discontinued operations when recognized. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets.

Sales are generally recorded after title has been transferred to the buyer and after appropriate payments have been received and other criteria met.

Equity Interests in Real Estate Joint Ventures

The Company’s investments in non-controlled real estate joint ventures are recorded under the equity method of accounting on the accompanying consolidated financial statements. Investments in real estate joint ventures that are managed or developed by the Company are included in equity interests in and advances to real estate joint ventures. BRE has received certain fees for the development and construction of the real estate property held by these joint ventures and has recognized other income using the percent of completion method to the extent of the third-party interest. Investments in real estate joint ventures managed by third parties are included in other assets because such investments do not represent a core activity within BRE’s overall real estate investment strategy.

Rental Revenue

Rental income is recorded when due from residents and is recognized monthly as it is earned, which is not materially different than on a straight-line basis as lease terms are generally for periods of one year or less. There were no contingent rental payments or percentage rents in the three years ended December 31, 2003.

Cash

The Company maintains its cash at financial institutions. The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company places its cash deposits and temporary cash investments with financial institutions believed by management to be creditworthy and of high quality.

Deferred Costs

Included in other assets are costs incurred in obtaining debt financing that are deferred and amortized over the terms of the respective debt agreements as interest expense. Related amortization expense is included in interest expense in the accompanying consolidated statements of income. Net deferred financing costs included in other assets in the accompanying consolidated balance sheets are $13,650,000 and $12,917,000 as of December 31, 2003 and 2002, respectively. Amortization of deferred costs is included in interest expense and totaled $3,874,000 and $3,036,000 for the years ended December 31, 2003 and 2002, respectively.

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

Fair Value of Financial Instruments

The fair values of BRE’s financial instruments (including such items in the consolidated financial statement captions as cash, other assets, and lines of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of the Company’s mortgage loans payable and unsecured senior notes was approximately $941,191,000 and $1,022,800,000 at December 31, 2003 and 2002, respectively.

Derivative instruments and hedging activities

BRE has five-interest rate swap contracts that attain a floating rate of interest on a portion of its fixed rate debt. BRE designated these derivative instruments to be utilized as fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Under SFAS 133, the resulting assets or liabilities attributed to derivative instruments are carried on BRE’s consolidated financial statements at their estimated fair values. The hedges are perfectly effective and, therefore, changes in the derivative fair value and the change in fair value of the hedged items during the hedging period exactly offset with no valuation impact on BRE’s current earnings.

Stock-based compensation

Effective January 1, 2003, BRE adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure” (SFAS 148). Under the fair value method compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. BRE has adopted the prospective method as provided for in SFAS 148, under which the provisions of SFAS 123 will be applied prospectively to all awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based compensation included in the determination of consolidated net income for the year ended December 31, 2003 is less than that which would have been recognized if the fair value method had been applied to all awards in prior years. Prior to 2003, BRE accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Awards under BRE’s option plans vest over periods ranging from one to five years.

The following table illustrates the pro forma effect on consolidated net income and earnings per share of all outstanding awards in each period.

	Years ended December 31
	2003	2002	2001
	(amounts in thousands, except per share data)
Net income available to common shareholders, as reported	$70,333	$88,044	$78,808
Add: Stock-based compensation expense included in reported net income	455	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(3,438)	(4,558)	(5,234)

Pro forma net income	$67,350	$83,486	$73,574

Earnings per share:
Basic—as reported	$1.49	$1.92	$1.70
Basic—pro forma	$1.43	$1.82	$1.59

Diluted—as reported	$1.48	$1.91	$1.69
Diluted—pro forma	$1.42	$1.81	$1.59

The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for the years ended December 31, 2003, 2002, and 2001:

	Years ended December 31
	2003	2002	2001
Risk-free interest rate	3.44%	4.34%	4.96%
Dividend yield	6.50%	6.50%	6.00%
Volatility	.20	.20	.20
Weighted average option life	7 years	7 years	7 years

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

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that it has only one operating and reportable segment, multifamily communities, which comprised 98% of BRE’s consolidated assets at December 31, 2003 and 2002 and approximately 99% of its total consolidated revenues for the three years ended December 31, 2003.

Concentration Risk

All multifamily communities owned by the Company are located in the Western United States, in three general markets that it defines as California, Pacific Northwest, and Mountain/Desert States. All revenues are from external customers and there are no revenues from transactions with other segments. There are no residents that contributed 10% or more of BRE’s total revenues in the years ended December 31, 2003, 2002 or 2001.

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. It requires that certain financial instruments, such as mandatorily redeemable shares, put options, forward purchase contracts, and obligations that can be settled with shares, be classified as liabilities, where in some cases these have previously been classified as equity or between the liabilities and equity section of the consolidated balance sheet. SFAS 150 was effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on BRE’s 2003 consolidated financial statements.

3.    Real Estate Portfolio

The components of direct investments in real estate—investments in rental properties follow:

	December 31
	2003	2002
Land	$410,310,000	$386,671,000
Improvements	1,870,738,000	1,757,289,000

Subtotal	2,281,048,000	2,143,960,000
Accumulated depreciation	(239,810,000)	(198,292,000)

Total	$2,041,238,000	$1,945,668,000

A roll-forward of direct investments in real estate-construction in progress follows:

	December 31
	2003	2002
Opening balance	$90,675,000	$83,002,000
Additions to projects under construction	60,897,000	69,165,000
Transfers of construction in progress to direct investments in real estate-investments in rental properties	(57,601,000)	(94,459,000)
Transfers from land under development to direct investments in real estate-construction in progress	6,899,000	32,967,000

Ending balance	$100,870,000	$90,675,000

BRE’s carrying value of its assets exceeded the tax basis by approximately $232,000,000 (unaudited) at December 31, 2003.

4.    Equity Interests in and Advances to Real Estate Joint Ventures

As of December 31, 2003, BRE had two joint venture arrangements in which its capital interest is 35%; these joint ventures are managed by the Company (the “joint ventures”). Such arrangements are accounted for using the equity method. Each of the joint ventures contains a single multifamily community that was developed by BRE and completed in 2001. BRE’s investment in the joint ventures totals $10,391,000 and $10,761,000 as of December 31, 2003 and 2002, respectively and is shown as “Equity interests in and advances to real estate joint ventures-investments in rental properties” on BRE’s consolidated balance sheets. The communities had a total cost of approximately $43,472,000. The joint ventures carry secured, non-recourse loans totaling $19,189,000, that mature in 2011 and have interest rates of 7.25% and 8.0%. BRE has not guaranteed repayment of the joint venture debt. BRE and third-party members have funded the equity. For these joint ventures, BRE’s recognition of development and construction fees and responsibility to fund costs incurred above an agreed upon level during the construction period resulted in a disproportionate capital account balance between BRE and the third-party member compared to each member’s percent interest. This amount differs from the amount of the underlying equity in the net assets of the applicable joint ventures and is being depreciated over 40 years.

In addition to the joint ventures discussed above, the Company also has an investment in a real estate joint venture managed by a third-party (non-managed joint venture). During 2000 and 2001, BRE sold a total of 22 communities in Tucson, Albuquerque, Las Vegas, and Phoenix. The Company contributed a portion of the proceeds to a joint venture related to the buyer for a 15% equity interest in order to facilitate the sale of 85% of these assets. The Company’s investment in the non-managed joint venture consists of a 15% equity interest in a portfolio of multifamily properties managed by a third-party (G&I III Residential Portfolio, LLC). The Company’s investment approximates $10,783,000 and $11,858,000 at December 31, 2003 and 2002, respectively, and is included in “Other assets” as this investment does not represent a core activity within BRE’s overall real estate investment strategy. As of December 31, 2003, the joint venture that owns this portfolio had total assets of approximately $239,000,000, liabilities of approximately $165,000,000 and equity of approximately $74,000,000 (unaudited). The joint venture has a total of 16 apartment communities totaling 3,815 units as of December 31, 2003.

The Company’s share of income from equity investments in joint ventures totaled $882,000, $3,392,000 and $3,894,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

5.    Other Assets

The components of other assets follow:

	December 31
	2003	2002
Prepaid loan fees, net	$13,650,000	$12,917,000
Investment in G&I III Residential Portfolio, LLC (see Note 4)	10,783,000	11,858,000
Accounts and mortgages receivable	9,252,000	8,963,000
Prepaid expenses	5,397,000	2,897,000
Furniture and equipment, net	3,658,000	4,022,000
Interest rate swap agreements, at fair value (see Note 9)	2,260,000	3,500,000
Other	957,000	1,985,000

Total Other Assets	$45,957,000	$46,142,000

6.    Mortgage Loans Payable and Secured Line of Credit

The following data pertain to BRE’s secured debt at December 31, 2003 and 2002:

	December 31,
	2003	2002
Fixed rate secured mortgage loans	$75,769,000	$95,297,000
Variable rate secured mortgage loans	23,290,000	88,026,000
Secured mortgage loans subject to floating rate swaps	33,355,000	34,871,000
Secured line of credit	100,000,000	—

Total Secured Debt	$232,414,000	$218,194,000

Net book value of investments in real estate securing mortgage loans and secured line of credit	$364,310,000	$369,629,000
Remaining terms of mortgage loans payable	1-7 years	1-14 years
Average interest rate on fixed rate mortgages	7.8%	7.8%
Average interest rate on variable rate mortgages	3.1%	3.4%
Average interest rate on variable secured line of credit	2.1%	N/A
Average interest rate on mortgages subject to floating rate swaps	LIBOR + 2.6%	LIBOR + 2.6%

Future scheduled principal payments are included in Note 7.

BRE has entered into three fixed to floating interest rate swap agreements on secured debt with a notional amount totaling $32,010,000 and $32,941,000 at December 31, 2003 and 2002, respectively. The difference between the carrying values of $33,355,000 and $34,871,000 at December 31, 2003 and 2002, respectively, and the notional amounts are due to basis adjustments from hedging activities of $1,345,000 in 2003 and $1,930,000 in 2002, respectively. The related debt matures in 2005.

During the second quarter of 2003, BRE established a $100,000,000 Fannie Mae credit facility maturing in 2008. Borrowings under the secured line of credit totaled $100,000,000 at December 31, 2003. Five multifamily communities secure the credit facility. The borrowing cost, including interest, margin and fees, is currently 2.1%. Subject to the terms of the facility, the Company has the option to convert variable-rate borrowings to fixed-rate borrowings and to increase the facility size to $250,000,000.

7.    Unsecured Senior Notes and Unsecured Line of Credit

The following table pertains to BRE’s unsecured senior notes and unsecured line of credit at December 31, 2003 and 2002:

	December 31,
	2003	2002
Fixed rate unsecured notes	$730,000,000	$740,000,000
Unsecured line of credit	196,000,000	181,000,000
Unsecured notes subject to floating rate swaps	33,915,000	34,570,000

Total unsecured debt	$959,915,000	$955,570,000

Average interest rate on fixed rate unsecured notes	6.9%	6.9%
Average interest rate on unsecured line of credit	2.7%	3.2%
Average interest rate on notes subject to floating rate swaps	LIBOR + 3.3%	LIBOR + 3.3%

As of December 31, 2003, BRE had an unsecured line of credit expiring in April 2006, for up to $350,000,000. Borrowings totaled $196,000,000 and $181,000,000 at December 31, 2003 and 2002, respectively. The interest rate on the line of credit is currently based on LIBOR plus 70 basis points, plus a fee of 0.20%

payable on the unused portion. The average interest rate was approximately 2.7% and 3.2% for the years ended December 31, 2003 and 2002, respectively. Under the unsecured line of credit, BRE has capacity for up to $35,000,000 in letters of credit. As of December 31, 2003, BRE has unused letter of credit capacity totaling approximately $22,500,000. BRE enters into letters of credit for various general corporate purposes.

BRE has entered into two fixed to floating interest rate swap agreements on unsecured debt with a notional amount totaling $33,000,000 at December 31, 2003 and 2002, respectively. The difference between the carrying amount of this debt was $33,915,000 and $34,570,000 at December 31, 2003 and 2002, respectively, and the notional amounts are due to basis adjustments from hedging activities totaling $915,000 in 2003 and $1,570,000 in 2002, respectively. The related debt matures in 2004 as to $15,000,000 and in 2005 as to $18,000,000.

The unsecured line of credit and unsecured senior note agreements contain various covenants that include, among other factors, tangible net worth and requirements to maintain certain financial ratios. BRE was in compliance with all such financial covenants throughout the years ended December 31, 2003 and 2002.

Scheduled principal payments required on the lines of credit, unsecured senior notes payable and mortgage loans payable for the next five years and thereafter are as follows.

2004	$17,327,000
2005	52,486,000
2006	210,056,000
2007	213,113,000
2008	120,647,000
Thereafter	578,700,000

Total	$1,192,329,000

The 2006 amount includes the $196,000,000 balance at December 31, 2003 on the unsecured line of credit. The 2008 amount includes the $100,000,000 balance at December 31, 2003 on the secured line of credit. Interest expense, excluding interest from discontinued operations, on mortgage loans, lines of credit and unsecured senior notes, including amortization of related issuance costs, aggregated $68,734,000, $68,121,000 and $61,024,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Capitalized interest was $9,117,000, $12,015,000 and $13,502,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Excluding capitalized interest, cash paid for interest totaled $59,856,000, $51,526,000 and $41,096,000 in 2003, 2002, and 2001, respectively.

8.    Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses follow:

	December 31
	2003	2002
Accrued interest payable	$18,457,000	$18,696,000
Security deposits	7,329,000	7,018,000
Retention payable	4,025,000	3,857,000
Property taxes payable	2,187,000	2,149,000
Other	4,235,000	6,898,000

Total Accounts Payable and Accrued Expenses	$36,233,000	$38,618,000

9.    Derivative Instruments and Hedging Activities

The Company enters into interest rate swaps with the objective of lowering its overall borrowing costs. The notional amount of the interest rate swaps utilized in the fair value hedges is approximately $65,000,000, with maturity dates ranging from 2004 to 2005. The principal amount of debt being hedged equals the notional amounts of the interest rate swaps. The fair value hedges convert debt with a weighted average fixed rate of 7.45% to a floating rate equal to LIBOR plus an average spread of 3.0%, which resulted in an effective rate of 4.2% for the year ended December 31, 2003. The fair value of the interest rate swaps at December 31, 2003 and 2002 was $2,260,000 and $3,500,000, respectively, and is recorded in other assets on the consolidated balance sheets. At December 31, 2003, offsetting amounts of $1,345,000 and $915,000 have been recorded as an increase to mortgage loans payable and unsecured senior notes, respectively. At December 31, 2002, offsetting amounts of $1,930,000 and $1,570,000 have been recorded as an increase to mortgage loans payable and unsecured senior notes, respectively. To determine the fair values of derivatives, BRE uses market valuations provided by third parties.

10.    Discontinued Operations

The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include operating results, depreciation expense and interest expense as well as the net gain or loss on the disposal. At December 31, 2003, BRE had no operating apartment communities classified as held for sale.

During the first six months of 2003, BRE sold three operating communities with 1,100 units for gross proceeds of approximately $72,600,000, resulting in a gain on sale of approximately $23,100,000. During the fourth quarter of 2002, BRE sold three operating communities with a total of 663 units for an aggregate sales price of approximately $58,300,000, resulting in a net gain on sale of $10,100,000. The following is a breakdown of the results of operations and net gain on the sales of these properties that are included in discontinued operations:

	Years ended December 31
	2003	2002	2001
	(in thousands)
Rental income	$1,984	$15,427	$15,762
Real estate expenses	(742)	(5,967)	(5,835)
Interest expense	—	(1,026)	(995)
Provision for depreciation	(306)	(2,939)	(2,769)
Gain on sales of discontinued operations	23,147	10,067	—

Total discontinued operations	$24,083	$15,562	$6,163

11.    Spin-off and Distribution of VelocityHSI, Inc.

In August 2000, BRE completed the spin-off of VelocityHSI, Inc. (“VelocityHSI”). VelocityHSI was incorporated as a wholly owned subsidiary in April 2000 and was previously a segment within BRE. VelocityHSI provided high-speed Internet access to the multifamily apartment industry. On August 15, 2000, BRE distributed shares representing approximately 87%, or $8,892,000 of BRE’s $10,200,000 investment in VelocityHSI on that date, to BRE shareholders and retained the balance. Each BRE shareholder of record as of August 7, 2000 received one share of VelocityHSI for every five common shares of BRE owned.

Subsequent to the spin-off, BRE’s ownership in VelocityHSI was reduced to approximately 9.9% and was recorded under the equity method of accounting due to BRE representation on the VelocityHSI board. BRE recorded 100% of VelocityHSI’s losses, which were applied against the Company’s investment in and receivables from VelocityHSI, until its investment in and receivable from VelocityHSI were reduced to zero. During the quarter ended September 30, 2001, VelocityHSI filed for bankruptcy protection and the value of its shares was reduced to zero. BRE reduced the funds available to VelocityHSI for general corporate purposes by $2,400,000, to reserve against potential BRE liabilities related to VelocityHSI. BRE provided for the $2,400,000 allowance as part of its $7,163,000 charge during 2001. There was no income statement impact from VelocityHSI in 2003 or 2002.

12.    Stock Option Plans

Employee Plans

The 1992 Stock Option Plan and the 1999 BRE Stock Incentive Plan, as amended (the “Plans”) provide for the issuance of incentive stock options, non-qualified stock options, share appreciation rights, restricted shares and other grants. The maximum number of shares that may be issued under the Plans is 5,850,000. The option price may not be less than the fair market value of a share on the date that the option is granted and the options generally vest over three to five years. Shareholders adopted the 1999 BRE Stock Incentive Plan in 1999. The 1999 BRE Stock Incentive Plan allows for grants of up to 3,500,000 shares. During 2002 and 2001, certain key employees were allowed to exercise options with a reload provision and 409,216 and 247,852 reload grants were made, respectively, in those years. The reload program was suspended in 2003. Changes in options outstanding during the years ended December 31, 2003, 2002 and 2001 were as follows:

	Years ended December 31
	2003		2002		2001
	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price
Balance at beginning of period	2,190,566	$28.38	2,011,157	$26.59	1,984,610	$24.76
Granted	456,500	$29.79	1,091,976	$30.12	944,197	$29.28
Exercised	(373,726)	$26.49	(711,670)	$26.47	(570,068)	$24.24
Cancelled	(139,181)	$29.13	(200,897)	$26.65	(347,582)	$26.43

Balance at end of period	2,134,159	$28.97	2,190,566	$28.38	2,011,157	$26.59

Exercisable	778,447	$28.91	286,061	$26.72	351,458	$25.06
Weighted average estimated fair value of options granted during the year		$2.55		$2.98		$3.51

At December 31, 2003, the exercise price of shares under option ranged from $22.40 to $33.80, with a weighted average exercise price of $28.97. The exercise price of all options granted in the years ended December 31, 2003, 2002 and 2001 was equal to the market price on the date of grant. Expiration dates range from 2004 through 2013; the weighted average remaining contractual life of these options is seven years. Stock options were exercised during 2003 on options originally granted with exercise prices from $17.44 to $30.60. At December 31, 2003, there were 59,298 restricted shares outstanding under the Plans. There were 49,939, 1,700 and 0 restricted shares granted in 2003, 2002 and 2001, respectively.

Non-Employee Director Stock Option and Restricted Stock Plan

The Second Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan, approved by shareholders in May of 2003, provides for: (1) annual grants of restricted stock with a market price-based value of $35,000 per year per non-employee director; (2) annual option or share appreciation right grants with an aggregate Black-Scholes-based value of $35,000 per year per non-employee director; (3) discretionary annual grants for service as Chairman of the Board or Lead Director of restricted stock and options or share appreciation rights with an aggregate value of up to $35,000 per year; and (4) annual grants for service as a

Board committee chairman of restricted stock and options and/or share appreciation rights with an aggregate Black-Scholes value of $7,000 per year per committee chairman. In May of 2003, the Board of Directors suspended use of a reload provision that granted an additional 377,915 and 280,444 options in 2002 and 2001, respectively. The maximum number of shares that may be issued under this plan is 2,300,000. As with the Plans, the option price may not be less than the fair market value of a share on the date the option is granted. Changes in options outstanding for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Years ended December 31
	2003		2002		2001
	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price
Balance at beginning of period	1,666,080	$29.53	1,507,315	$28.16	1,291,759	$26.69
Granted	118,846	$32.24	657,751	$30.86	558,144	$29.50
Exercised	(145,980)	$30.16	(438,035)	$26.83	(342,588)	$24.77
Cancelled	(47,542)	$28.44	(60,951)	$29.61	—	$—

Balance at end of period	1,591,404	$29.70	1,666,080	$29.53	1,507,315	$28.16

Exercisable	1,291,284	$29.44	1,137,388	$28.88	1,039,153	$27.39
Weighted average estimated fair value of options granted during the year		$2.51		$2.93		$3.43

At December 31, 2003, the exercise prices of shares under option ranged between $15.14 and $34.24, with expiration dates from 2004 to 2013. The exercise price of all options granted in the years ended December 31, 1997 through 2003 was equal to the market price on the date of grant. The options vest ratably over one year. The weighted average remaining contractual life of these options is six years. At December 31, 2003, there were 9,329 restricted shares outstanding under the Plan, all of which were granted in 2003.

Direct Stock Purchase and Dividend Reinvestment Plan

In 1996, the Company instituted a direct stock purchase and dividend reinvestment plan (the “DRIP”) in which shareholders may purchase either newly issued or previously issued shares. The total amount of shares authorized under the DRIP is 1,500,000; from inception through December 31, 2003, 122,001 new shares have been issued.

13.    Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share with respect to income from continuing operations:

	2003	2002	2001
Numerator:
Net income available to common shareholders	$70,333,000	$88,044,000	$78,808,000
Less adjustment for earnings and gains from discontinued operations, net	(24,083,000)	(15,562,000)	(6,163,000)

Numerator for basic and diluted earnings per share from continuing operations	46,250,000	72,482,000	72,645,000

Denominator:
Denominator for basic earnings per share—weighted average shares	47,070,000	45,860,000	46,235,000
Effect of dilutive securities:
Stock options	375,000	350,000	400,000

Dilutive potential common shares	375,000	350,000	400,000

Denominator for diluted earnings per share adjusted for weighted average shares and assumed conversion	47,445,000	46,210,000	46,635,000

Basic earnings per share from continuing operations	$0.98	$1.58	$1.57
Basic earnings per share from discontinued operations	0.51	0.34	0.13

Basic earnings per share	$1.49	$1.92	$1.70

Diluted earnings per share from continuing operations	$0.97	$1.57	$1.56
Diluted earnings per share from discontinued operations	0.51	0.34	0.13

Diluted earnings per share	$1.48	$1.91	$1.69

Under FASB Statement No. 128, “Earnings per Share,” the effect of anti-dilutive operating company units has been excluded from the diluted earnings per share calculation.

14.    Retirement Plan

BRE has a defined contribution retirement plan covering all employees with more than six months of continuous full-time employment. In addition to employee elective deferrals, in 2003, 2002 and 2001, BRE contributed up to 3% of the employee’s compensation up to $6,000, $6,000 and $5,100 per employee in 2003, 2002 and 2001, respectively. The aggregate amounts contributed and recognized as expense by BRE were $335,000, $341,000 and $323,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

15.    Related Party Transactions

Certain executives of BRE have purchased stock, the consideration for which was interest-bearing recourse loans. The loans given prior to 2000 may be forgiven in whole or in part upon the achievement of certain performance goals for BRE related to growth in assets, funds from operations and stock price. A portion of the loans expected to be forgiven are expensed currently as compensation expense. At December 31, 2003, the carrying amount of the loans was $2,836,000. The amounts of such loans expected to be forgiven and treated as compensation expense were $244,500, $215,000 and $300,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Loans issued from 2000 through July 2002, at which time the loan program was suspended, no longer have forgiveness provisions.

BRE had notes receivable from third party minority interest members of limited liability company subsidiaries of the company totaling $7,640,000 and $7,676,000 at December 31, 2003 and 2002, respectively. The amounts are recorded in other assets on the consolidated balance sheets. Interest income from the notes totaled $346,000 and $232,000 for the years ended December 31, 2003 and 2002, respectively.

16.    Litigation

As of December 31, 2003, there were no pending legal proceedings to which the Company is a party or of which any of its properties is the subject, the adverse determination of which the Company anticipates would have a material adverse effect upon its consolidated financial condition and results of operations.

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

The combined settlement amounts, legal fees and related expense for both suits aggregate $7,305,000 and are reported as other expenses on the consolidated income statement.

17.    Supplemental Financial Data (Unaudited)

Quarterly financial information follows:

	Year ended December 31, 2003
	Quarter ended March 31	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
	(amounts in thousands, except per share data)
Revenues*	$67,106	$68,064	$69,781	$70,193
Net income available to common shareholders	$24,617	$27,349	$6,720	$11,646

Basic earnings per share from continuing operations	$0.31	$0.29	$0.14	$0.23
Basic earnings per share from discontinued operations	0.23	0.30	—	—

Basic earnings per share	$0.54	$0.59	$0.14	$0.23

Diluted earnings per share from continuing operations	$0.31	$0.29	$0.14	$0.23
Diluted earnings per share from discontinued operations	0.22	0.30	—	—

Diluted earnings per share	$0.53	$0.59	$0.14	$0.23

	Year ended December 31, 2002
	Quarter ended March 31	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
Revenues*	$62,733	$64,766	$67,543	$67,739
Net income available to common shareholders	$20,198	$19,437	$22,389	$26,020

Basic earnings per share from continuing operations	$0.41	$0.39	$0.46	$0.32
Basic earnings per share from discontinued operations	0.03	0.03	0.03	0.25

Basic earnings per share	$0.44	$0.42	$0.49	$0.57

Diluted earnings per share from continuing operations	$0.41	$0.39	$0.45	$0.32
Diluted earnings per share from discontinued operations	0.03	0.03	0.03	0.24

Diluted earnings per share	$0.44	$0.42	$0.48	$0.56

*	Revenue totals do not include revenues from discontinued operations.

For the years ended December 31, 2003, 2002 and 2001, the federal income tax components of the Company’s dividends on the common and preferred stock were as follows (unaudited).

	Ordinary Income	20% Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital
Common Stock
December 31, 2003	61%	33%	6%	—%
December 31, 2002	80%	15%	5%	—%
December 31, 2001	87%	—%	—%	13%

	Ordinary Income	20% Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital
Series A Cumulative Redeemable Preferred Stock (non-voting)
December 31, 2003	61%	33%	6%	—%
December 31, 2002	80%	15%	5%	—%
December 31, 2001	100%	—%	—%	—%

	Ordinary Income	20% Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital
Series B Cumulative Redeemable Preferred Stock (non-voting)
December 31, 2003	61%	33%	6%	—%
December 31, 2002	80%	15%	5%	—%
December 31, 2001	N/A	N/A	N/A	N/A

18.    Subsequent Event

On January 29, 2004, BRE redeemed its outstanding 8.50% Series A Cumulative Redeemable Preferred Stock, at a redemption price of $25.17118 per share. The redemption price is equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends to the redemption date. From the redemption date forward, dividends on the 2,150,000 shares of Series A Cumulative Redeemable Preferred Stock, all of which were called for redemption, no longer accrue, and holders of any Series A Cumulative Redeemable Preferred Stock not tendered for redemption have no rights other than the rights to receive the $25.17118 total redemption price.

In July 2003, the Securities and Exchange Commission Observer clarified that for the purposes of applying FASB-EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” (EITF D-42), when calculating the excess of the (1) fair value of consideration transferred to holders of the preferred stock, over the (2) carrying amount of the preferred stock in the registrant’s balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs. In connection with the issuance of the Series A Cumulative Redeemable Preferred Stock in January 1999, BRE incurred approximately $2,166,000 in issuance costs and recorded such costs as a reduction of shareholders’ equity. BRE issued the notice of redemption of the Series A Cumulative Redeemable Preferred Stock on December 2, 2003 and, in compliance with EITF D-42, recognized a redemption charge of $2,166,000 during 2003.

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(Dollar amounts in thousands)

					Costs Capitalized Subsequent to Acquisition	Depreciable Lives— Years
			Initial Cost to Company				Gross Amount at Which Carried at December 31, 2003
Name	Location	Dates Acquired/ Constructed	Land	Buildings & Improvements			Land	Buildings & Improvements	Total	Accumulated Depreciation	Encumbrances
APARTMENTS
Sharon Green	Menlo Park, CA	1971/1970	$1,250	$5,770	$7,641	45	$1,250	$13,411	$14,661	(6,629)
Verandas	Union City, CA	1993/1989	3,233	12,932	1,364	40	3,233	14,296	17,529	(4,048)	11,292
Foster’s Landing	Foster City, CA	1996/1987	11,742	47,846	5,674	40	11,742	53,520	65,262	(9,883)
Pinnacle Crow Canyon	San Ramon, CA	1996/1992	8,724	34,895	1,239	40	8,724	36,134	44,858	(6,474)
Blue Rock I & II *	Vallejo, CA	1998/1986	6,836	27,352	2,273	40	6,836	29,625	36,461	(5,131)	23,290
Lakeshore Landing	San Mateo, CA	1998/1988	8,547	34,228	2,578	40	8,547	36,806	45,353	(6,621)
Red Hawk Ranch	Fremont, CA	1998/1995	11,747	47,082	2,220	40	11,747	49,302	61,049	(8,489)
Deer Valley *	San Rafael, CA	1998/1996	6,042	24,169	868	40	6,042	25,037	31,079	(3,875)
Pinnacle City Centre*	Hayward, CA	2000/2000	4,903	22,999	125	40	4,903	23,124	28,027	(2,141)
Sun Pointe Village	Fremont, CA	2000/1989	12,638	50,690	1,146	40	12,638	51,836	64,474	(4,315)	**

San Francisco Bay Area			75,662	307,963	25,128		75,662	333,091	408,753	(57,606)	34,582

Montanosa	San Diego, CA	1992/1989-90	6,005	24,065	4,318	40	6,005	28,383	34,388	(7,676)	33,965
Esplanade	San Diego, CA	1993/1985	4,868	19,493	2,324	40	4,868	21,817	26,685	(5,637)	11,128
Terra Nova Villas	Chula Vista, CA	1994/1985	2,925	11,699	982	40	2,925	12,681	15,606	(3,038)
Winchester	San Diego, CA	1994/1987	1,482	5,928	475	40	1,482	6,403	7,885	(1,538)
Canyon Villa	Chula Vista, CA	1996/1981	3,064	12,258	1,273	40	3,064	13,531	16,595	(2,727)
Lakeview Village	Spring Valley, CA	1996/1985	3,977	15,910	1,260	40	3,977	17,170	21,147	(3,488)
Countryside Village	El Cajon, CA	1996/1989	1,002	4,007	427	40	1,002	4,434	5,436	(949)
Cambridge Park *	San Diego, CA	1998/1998	7,628	30,521	410	40	7,628	30,931	38,559	(3,987)
Reflections	San Diego, CA	1999/1989	6,928	27,686	1,031	40	6,928	28,717	35,645	(3,008)
Pinnacle at Carmel Creek	San Diego, CA	2000/2000	4,744	45,430	3,703	40	4,744	49,133	53,877	(3,719)
Mission Trails	San Diego, CA	2002/1987	5,315	21,310	807	40	5,315	22,117	27,432	(877)
Bernardo Crest	San Diego, CA	2002/1988	6,016	24,115	1,104	40	6,016	25,219	31,235	(1,029)
Pinnacle at Otay Ranch I & II	Chula Vista, CA	2002/2002	8,928	43,388	1,435	40	8,928	44,823	53,751	(1,961)

San Diego			62,882	285,810	19,549		62,882	305,359	368,241	(39,634)	45,093

Windrush Village	Colton, CA	1996/1985	3,747	14,989	977	40	3,747	15,966	19,713	(3,155)
The Summit	Chino Hills, CA	1996/1989	1,838	7,354	552	40	1,838	7,906	9,744	(1,585)	**
Candlewood North	Northridge, CA	1996/1964-95	2,110	8,477	530	40	2,110	9,007	11,117	(1,753)
Village Green	La Habra, CA	1972/1971	372	2,763	1,028	40	372	3,791	4,163	(2,450)
Sycamore Valley	Fountain Valley, CA	1996/1969	4,617	18,691	2,565	40	4,617	21,256	25,873	(4,008)

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(Dollar amounts in thousands)

Name	Location	Dates Acquired/ Constructed			Costs Capitalized Subsequent to Acquisition	Depreciable Lives— Years
			Initial Cost to Company				Gross Amount at Which Carried at December 31, 2003
			Land	Buildings & Improvements			Land	Buildings & Improvements	Total	Accumulated Depreciation	Encumbrances
APARTMENTS
Parkside Village *	Riverside, CA	1998/1987	3,417	13,674	877	40	3,417	14,551	17,968	(2,318)
Parkside Court *	Santa Ana, CA	1998/1987	2,013	8,632	615	40	2,013	9,247	11,260	(1,553)
Parkside Terrace *	Santa Ana, CA	1998/1986	3,016	12,180	1,128	40	3,016	13,308	16,324	(2,157)
Villa Siena	Costa Mesa, CA	2000/1974	4,853	19,739	8,106	40	4,853	27,845	32,698	(2,680)
Cortesia at Rancho Santa Margarita	Rancho Santa Margarita, CA	2000/1999	7,740	30,982	1,421	40	7,740	32,403	40,143	(2,423)
Pinnacle at Laguna Niguel	Laguna Niguel, CA	2001/1988	12,571	50,308	2,136	40	12,571	52,444	65,015	(2,885)
Boulder Creek	Riverside, CA	2002/1985	3,564	14,306	826	40	3,564	15,132	18,696	(609)
Emerald Pointe *	Diamond Bar, CA	2002/1989	5,052	20,248	969	40	5,052	21,217	26,269	(791)
Pinnacle at Talega I	San Clemente, CA	2002/2002	11,988	32,759	561	40	11,988	33,320	45,308	(510)
Pinnacle at MacArthur Place	South Coast Metro, CA	2002/2002	8,155	54,257	2,209	40	8,155	56,466	64,621	(1,446)
Corona Pointe	Riverside, CA	2003/1986	14,603	58,237	182	40	14,603	58,419	73,022	(366)
Enclave at Town Square	Chino Hills, CA	2003/1987	2,473	10,069	—	40	2,473	10,069	12,542	(41)
Canyon Creek	Northridge, CA	2003/1986	6,152	24,650	—	40	6,152	24,650	30,802	—

Los Angeles/Orange County			98,281	402,315	24,682		98,281	426,997	525,278	(30,730)	—

Hazel Ranch	Fair Oaks, CA	1996/1985	2,471	9,885	1,184	40	2,471	11,069	13,540	(2,309)
Rocklin Gold	Rocklin, CA	1996/1990	1,558	6,232	621	40	1,558	6,853	8,411	(1,358)
Shaliko	Rocklin, CA	1996/1990	2,050	8,198	865	40	2,050	9,063	11,113	(1,904)
Quail Chase	Folsom, CA	1996/1990	1,303	5,211	567	40	1,303	5,778	7,081	(1,189)
Canterbury Downs	Roseville, CA	1996/1993	2,297	9,190	414	40	2,297	9,604	11,901	(1,904)
Selby Ranch	Sacramento, CA	1986/1971-74	2,660	18,340	8,035	40	2,660	26,375	29,035	(9,244)	10,935
Overlook at Blue Ravine I*	Folsom, CA	1997/1991	6,050	24,203	1,973	40	6,050	26,176	32,226	(4,968)
Arbor Pointe	Sacramento, CA	1997/1988	1,814	7,256	2,228	40	1,814	9,484	11,298	(2,115)
Overlook at Blue Ravine II	Folsom, CA	2000/2000	1,014	9,575	—	40	1,014	9,575	10,589	(40)
Pinnacle at Blue Ravine	Folsom, CA	2002/2000	3,073	32,689	25	40	3,073	32,714	35,787	(1,225)	**
						40

Sacramento			24,290	130,779	15,912		24,290	146,691	170,981	(26,256)	10,935

Scottsdale Cove	Scottsdale, AZ	1991-94/1992-94	3,243	14,468	1,331	40	3,243	15,799	19,042	(4,206)
Arcadia Cove	Phoenix, AZ	1996/1996	4,909	19,902	660	40	4,909	20,562	25,471	(3,938)
Pinnacle at S. Mountain I & II *	Phoenix, AZ	1998/1996	11,062	44,257	1,000	40	11,062	45,257	56,319	(7,094)	23,587
Pinnacle at Union Hills *	Phoenix, AZ	1998/1996	4,626	18,507	399	40	4,626	18,906	23,532	(2,957)
Pinnacle Towne Center *	Phoenix, AZ	1999/1999	6,688	27,631	569	40	6,688	28,200	34,888	(3,683)	18,217

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(Dollar amounts in thousands)

Name	Location	Dates Acquired/ Constructed			Costs Capitalized Subsequent to Acquisition	Depreciable Lives— Years
			Initial Cost to Company				Gross Amount at Which Carried at December 31, 2003
			Land	Buildings & Improvements			Land	Buildings & Improvements	Total	Accumulated Depreciation	Encumbrances
APARTMENTS
Pinnacle Terrace *	Chandler, AZ	1999/1999	4,561	18,793	295	40	4,561	19,088	23,649	(2,423)
Pinnacle Stonecreek	Phoenix, AZ	2002/2001	4,941	20,628	92	40	4,941	20,720	25,661	(781)

Phoenix			40,030	164,186	4,346		40,030	168,532	208,562	(25,082)	41,804

Parkwood	Mill Creek, WA	1989/1989	3,947	15,811	656	40	3,947	16,467	20,414	(5,836)
Shadowbrook	Redmond, WA	1987-98/1986	4,776	17,415	1,350	40	4,776	18,765	23,541	(6,658)
Citywalk	Seattle, WA	1988/1988	1,123	4,276	304	40	1,123	4,580	5,703	(1,795)
Thrasher’s Mill	Bothell, WA	1996/1988	2,031	8,223	804	40	2,031	9,027	11,058	(1,802)
Ballinger Commons	Seattle, WA	1996/1989	5,824	23,519	1,924	40	5,824	25,443	31,267	(4,970)
The Park at Dashpoint	Federal Way, WA	1998/1989	3,074	12,411	813	40	3,074	13,224	16,298	(2,353)
Montebello	Kirkland, WA	1998/1998	6,680	27,274	357	40	6,680	27,631	34,311	(4,113)
Park Highland	Bellevue, WA	1998/1993	5,602	22,483	534	40	5,602	23,017	28,619	(3,255)
Brentwood Townhomes	Kent, WA	1998/1991	1,387	5,574	257	40	1,387	5,831	7,218	(839)
Pinnacle BellCentre	Bellevue, WA	2000/2000	11,163	32,821	114	40	11,163	32,935	44,098	(2,343)
Pinnacle Sonata	Bothell, WA	2002/2000	8,576	38,920	42	40	8,576	38,962	47,538	(1,716)	**
Pinnacle on Lake Washington	Renton, WA	2002/2002	4,878	26,184	761	40	4,878	26,945	31,823	(1,280)
Pinnacle Bell Town	Seattle, WA	2001/1992	4,279	17,259	799	40	4,279	18,058	22,337	(1,151)

Seattle			63,340	252,170	8,715		63,340	260,885	324,225	(38,111)	—

Pinnacle Fort Union *	Salt Lake City, UT	1997/1997	3,008	12,034	208	40	3,008	12,242	15,250	(1,926)
Pinnacle Reserve *	Draper, UT	1997/1997	8,698	34,781	1,404	40	8,698	36,185	44,883	(5,671)
Pinnacle Canyon View *	Orem, UT	1998/1998	5,049	20,927	86	40	5,049	21,013	26,062	(2,855)
Pinnacle Mountain View *	Clearfield, UT	1998/1998	5,031	20,684	579	40	5,031	21,263	26,294	(2,766)

Salt Lake City			21,786	88,426	2,277		21,786	90,703	112,489	(13,218)	—

The Landing at Bear Creek	Lakewood, CO	1999/1996	3,666	14,777	639	40	3,666	15,416	19,082	(2,430)
Pinnacle Hunters Glen *	Thornton, CO	1998/1998	4,485	17,908	1,149	40	4,485	19,057	23,542	(2,424)
Pinnacle at Mountain Gate	Littleton, CO	2000/1999	8,371	33,687	311	40	8,371	33,998	42,369	(2,664)
Pinnacle at the Creek	Centennial, CO	2002/2002	1,694	20,487	1,217	40	1,694	21,704	23,398	(582)	**
Pinnacle Denver Technological Center	Greenwood Village, CO	2002/2002	5,823	47,350	955	40	5,823	48,305	54,128	(1,073)

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(Dollar amounts in thousands)

Name	Location	Dates Acquired/ Constructed			Costs Capitalized Subsequent to Acquisition	Depreciable Lives— Years
			Initial Cost to Company				Gross Amount at Which Carried at December 31, 2003
			Land	Buildings & Improvements			Land	Buildings & Improvements	Total	Accumulated Depreciation	Encumbrances
APARTMENTS
Denver			24,039	134,209	4,271		24,039	138,480	162,519	(9,173)	—

Total			$410,310	$1,765,858	$104,880		$410,310	$1,870,738	$2,281,048	$(239,810)	$132,414

*	Property held by a consolidated subsidiary of the Company
**	Properties secure the Company’s secured line of credit.

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(Amounts in thousands)

The activity in investments in rental properties and related depreciation for the three-year period ended December 31, 2003 is as follows:

Investments in rental properties:

	Years ended December 31,
	2003	2002	2001
Balance at beginning of year	$2,143,960	$1,790,283	$1,646,486
Multifamily communities purchased	116,183	156,543	84,524
Transfers from construction in progress and other miscellaneous capitalization	57,601	94,909	57,950
Consolidation of equity interests in real estate joint ventures	—	139,382	—
Investments sold	(57,756)	(51,934)	(23,603)
Capital expenditures	10,390	8,276	10,157
Rehabilitation expenditures	10,670	6,501	14,769

Balance at end of year	$2,281,048	$2,143,960	$1,790,283

Accumulated Depreciation:

	Years ended December 31,
	2003	2002	2001
Balance at beginning of year	$198,292	$158,873	$124,618
Depreciation expense	53,352	47,535	40,328
Other depreciation	(2,413)	(2,434)	(2,665)
Accumulated depreciation on investments sold	(9,421)	(5,682)	(3,408)

Balance at end of year	$239,810	$198,292	$158,873

INDEX TO EXHIBITS

Exhibit Number

3.0	Amended and Restated Articles of Incorporation (previously filed on March 15, 1996 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K)

3.1	Articles of Amendment (previously filed on April 28, 1997 as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-24915), as amended, and incorporated by reference herein)

3.2

Articles Supplementary of the Registrant, classifying and designating the terms of the 8.50% Series A Cumulative Redeemable Preferred Stock (previously filed on January 29, 1999 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

3.3

Articles Supplementary of the Registrant, classifying and designating the terms of the 8.08% Series B Cumulative Redeemable Preferred Stock (previously filed on June 17, 2002 as Exhibit 1.5 of the Registrant’s Form 8-A)

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

4.2	Form of Note due 2007 (previously filed on June 23, 1997 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.3	Form of Note due 2013 (previously filed on February 24, 1998 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.4	Form of Note due 2011 (previously filed on January 12, 2001 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.5	Form of Note due 2007 (previously filed on March 13, 2002 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K)

4.6	Form of Note due 2009 (previously filed on August 26, 2002 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K)

4.7	Specimen Common Stock Certificate

4.8	Specimen 8.50% Series A Cumulative Redeemable Preferred Stock Certificate (previously filed on January 29, 1999 as Exhibit 1.5 to the Registrant’s Form 8-A)

4.9	Specimen 8.08% Series B Cumulative Redeemable Preferred Stock Certificate (previously filed on June 17, 2002 as Exhibit 1.6 to the Registrant’s Form 8-A)

10.0	Amended and Restated 1992 Employee Stock Plan (previously filed on November 14, 1997 as Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.1	First Amendment to BRE Properties, Inc. Amended and Restated 1992 Employee Stock Plan(previously filed on November 8, 2002 as Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q)

10.2	1992 Payroll Investment Plan (previously filed on October 19, 1992 in the Exhibits to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

Exhibit Number

10.3

Second Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan (previously filed on April 4, 2003 as Proxy Item number 2 to the Registrant’s Proxy Statement and incorporated by reference herein)

10.4

First Amendment to the Amended and Restated Non-Employee Director Stock Option Plan (previously filed on March 12, 2001 as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

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

10.13

Employment Agreement with Edward F. Lange, Jr. dated June 23, 2000 (previously filed on March 12, 2003 as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, as amended by the Annual Report on the Registrant’s Form 10-K/A filed on June 12, 2003 and incorporated by reference herein)

10.14	Employment Agreement with Bradley P. Griggs dated December 8, 2001 (previously filed on March 12, 2001 as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K)

10.15	Employment Agreement with Frank C. McDowell dated January 24, 2001 (previously filed on March 12, 2001 as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K)

10.16	Employment Agreement with Deirdre A. Kuring dated October 25, 2002 (previously filed on February 27, 2002 as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K)

10.17	Employment agreement with Constance B. Moore dated July 11, 2002 (previously filed on November 8, 2002 as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q)

10.18	Form of Indemnification Agreement (previously filed on February 27, 2002 as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K)

10.19	Amended and Restated Employment Agreement with LeRoy E. Carlson dated July 25, 2002 (previously filed on May 15, 2003 as Exhibit 10.2 to the Registrant’s quarterly Report on Form 10-Q)

10.20	First Amendment to the Employment Agreement with Frank C. McDowell dated January 23, 2003 (previously filed on May 15, 2003 as Exhibit 10.3 to the Registrant’s quarterly Report on Form 10-Q)

Exhibit Number
10.21	First Amendment to the Employment Agreement with Constance B. Moore dated January 23, 2003 (previously filed on May 15, 2003 as Exhibit 10.4 to the Registrant’s quarterly Report on Form 10-Q)

10.22	First Amendment to the Employment Agreement with Edward F. Lange, Jr. dated January 23, 2003 (previously filed on May 15, 2003 as Exhibit 10.5 to the Registrant’s quarterly Report on Form 10-Q)

10.23	First Amendment to the Employment Agreement with Bradley P. Griggs dated January 23, 2003 (previously filed on May 15, 2003 as Exhibit 10.6 to the Registrant’s quarterly Report on Form 10-Q)

10.24	First Amendment to the Employment Agreement with Deirdre A. Kuring dated January 23, 2003 (previously filed on May 15, 2003 as Exhibit 10.7 to the Registrant’s quarterly Report on Form 10-Q)

10.25	Executive Transition Employment Agreement with Frank C. McDowell and the Registrant as of January 1, 2004.

10.26	Treasury Lock Swap Transaction (previously filed on November 14, 1996 as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.27

Treasury rate guarantee hedge with Morgan Stanley, dated November 21, 1997 (previously filed on March 26, 1998 as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.28

Loan Agreement between The Prudential Insurance Registrant of America, as Lender and Real Estate Investment Trust of California, as Borrower, dated as of January 31, 1994 (previously filed on February 19, 1997 as Exhibit 10.30 to the Registrant’s Form 10-K, as amended by the Report on the Registrant’s Annual Report on Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

10.29

First Amendment to Loan Agreement by and between The Prudential Insurance Company of America and Real Estate Investment Trust of California, dated July 7, 1995 (previously filed on February 19, 1997 as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, as amended by the Annual Report on the Registrant’s Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

10.30

Second Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated April 30, 1996 (previously filed on February 19, 1997 as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, as amended by the Annual Report on the Registrant’s Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

10.31

Third Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated November 20, 1996 (previously filed on February 19, 1997 as Exhibits 10.33 to the Registrant’s Annual Report on Form 10-K, as amended by the Report on the Registrant’s Annual Report on Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

10.32

Fourth Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated February 25, 1997 (previously filed on August 12, 1997 as Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.33

Fifth Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated June 30, 1997 (previously filed on August 12, 1997 as Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

Exhibit Number
10.34

Loan Agreement between The Prudential Insurance Company of America, as Lender and Real Estate Investment Trust of California, as Borrower, dated as of July 7, 1995 (previously filed on February 19, 1997 as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, as amended by the Report on the Registrant’s Annual Report on Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

10.35

First Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant dated April 30, 1996 (previously filed on February 19, 1997 as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K, as amended by the Annual Report on the Registrant’s Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

10.36

Second Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated November 20, 1996 (previously filed on February 19, 1997 as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, as amended by the Annual Report on the Registrant’s Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

10.37

Third Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated February 25, 1997 (previously filed on August 12, 1997 as Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.38

Fourth Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated June 30, 1997 (previously filed on August 12, 1997 as Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.39

Third Amended and Restated Unsecured Line of Credit Loan Agreement dated April 4, 2003 (previously filed on May 15, 2003 as exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.40

Master Credit Facility Agreement by and between BRE-FMCF, LLC and Prudential Multifamily Mortgage, Inc., dated May 2, 2003 (previously filed on May 15, 2003 as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-Q and incorporated by reference herein)

10.41

Amended and Restated Limited Liability Company Agreement of BRE Property Investors LLC, dated as November 18, 1997 (previously filed on December 18, 1997 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.42

Contribution Agreement dated as of September 29, 1997 between the Registrant, BRE Property Investors LLC and the TCR Signatories (previously filed on November 14, 1997 as Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.43

The Registration Rights Agreement among the Registrant, BRE Property Investors LLC and the other signatories thereto dated November 18, 1997 (previously filed on December 3, 1997 as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (No. 333-41433), as amended, and incorporated by reference herein)

10.44

The Registration Rights Agreement between the Registrant and Legg Mason Unit Investment Trust Series 7, Legg Mason REIT Trust, December 1998 Series, dated as of December 23, 1997, (previously filed on January 27, 1998 as Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 (No. 333-44997), as amended, and incorporated by reference herein)

10.45

Purchase and Sale Agreement by and between the Registrant and G&I III Residential One LLC dated July 10, 2000 (previously filed on September 8, 2000 as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.46

Amendment No. 1 to the Purchase and Sale Agreement by and between the Registrant and G&I III Residential One LLC dated September 6, 2000 (previously filed on September 28, 2000 as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

Exhibit Number
10.47

Amendment No. 2 to the Purchase and Sale Agreement by and between the Registrant and G&I III Residential One LLC dated October 24, 2000 (previously filed on November 14, 2000 as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.48

Amendment No. 3 to the Purchase and Sale Agreement by and between the Registrant and G&I III Residential One LLC dated January 31, 2001 (previously filed on March 12, 2001 as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.49

Office Lease between OTR, an Ohio general partnership and the Registrant dated September 26, 1997 (previously filed on March 26, 1998 as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.50

Promissory Note payable by BRE Properties, Inc. to the order of Prudential Multifamily Mortgage, Inc. dated September 28, 2000 (previously filed on March 12, 2001 as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.51

Retirement Plan for Employees of BRE Properties, Inc. (previously filed on March 12, 2003 as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, as amended by the Annual Report on the Registrant’s Form 10-K/A filed on June 12, 2003 and incorporated by reference herein)

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