Form 10-Q
period 2004-03-31
BRE PROPERTIES INC /MD/
filed 2004-05-10
CIK 1011174

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark X whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☒    No  ☐

Number of shares of common stock outstanding as of May 3, 2004	50,105,604

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

March 31, 2004

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements

BRE Properties, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets

Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,371,122	$2,281,048
Construction in progress	95,325	100,870
Less: accumulated depreciation	(253,699)	(239,810)

	2,212,748	2,142,108
Equity interests in and advances to real estate joint ventures-Investments in rental properties	10,338	10,391
Land under development	48,551	28,404

Total real estate portfolio	2,271,637	2,180,903

Cash	25	1,105
Other assets	47,990	45,957

Total assets	$2,319,652	$2,227,965

Liabilities and Shareholders’ Equity

Liabilities:
Unsecured senior notes	$848,763	$763,915
Mortgage loans payable	131,782	132,414
Unsecured line of credit	135,000	196,000
Secured line of credit	140,000	100,000
Accounts payable and accrued expenses	30,162	36,233

Total liabilities	1,285,707	1,228,562

Minority interests	38,862	38,859

Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
2,150,000 shares 8.5% Series A Cumulative Redeemable issued and outstanding at March 31, 2003, $25 liquidation preference (non-voting)	—	53,750
3,000,000 shares 8.08% Series B Cumulative Redeemable issued and outstanding at March 31, 2004 and 2003, $25 liquidation preference (non-voting)	75,000	75,000
4,000,000 shares 6.75% Series C Cumulative Redeemable issued and outstanding at March 31, 2004, $25 liquidation preference (non-voting)	100,000	—
Common stock, $0.01 par value; 100,000,000 shares authorized. Shares issued and outstanding: 50,116,947 at March 31, 2004 and 49,992,198 at December 31, 2003.	501	500
Additional paid-in capital	813,647	814,366
Accumulated net income in excess of cumulative dividends	8,780	19,764
Stock purchase loans to executives	(2,845)	(2,836)

Total shareholders’ equity	995,083	960,544

Total liabilities and shareholders’ equity	$2,319,652	$2,227,965

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2004	2003
Revenues
Rental income	$68,223	$63,504
Ancillary income	3,230	2,857
Partnership and other income	472	745

Total revenues	71,925	67,106

Expenses
Real estate	22,146	19,396
Provision for depreciation	14,516	12,831
Interest	15,677	14,441
General and administrative	3,221	2,683

Total expenses	55,560	49,351

Income before minority interests and discontinued operations	16,365	17,755
Less minority interests in income	718	824

Income from continuing operations	15,647	16,931
Discontinued operations:
Gain on sale	—	9,636
Discontinued operations, net	—	707

Income from discontinued operations	—	10,343

Net Income	15,647	27,274
Dividends attributable to preferred stock	2,183	2,657

Net income available to common shareholders	$13,464	$24,617

Basic earnings per share from continuing operations	$0.27	$0.31
Basic earnings per share from discontinued operations	—	0.23

Basic earnings per share	$0.27	$0.54

Diluted earnings per share from continuing operations	$0.27	$0.31
Diluted earnings per share from discontinued operations	—	0.22

Diluted earnings per share	$0.27	$0.53

Weighted average common shares outstanding – basic	50,065	45,940

Weighted average common shares outstanding – assuming dilution	50,500	46,155

Dividends declared and paid per common share	$0.4875	$0.4875

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$15,647	$27,274
Adjustments to reconcile net income to net cash flows generated by operating activities:
Gain on sales of discontinued operations	—	(9,636)
Income from investments in unconsolidated entities	(165)	(316)
Provision for depreciation	14,516	12,831
Depreciation from discontinued operations	—	306
Minority interests in income from consolidated subsidiaries	718	824
Increase in other assets	(1,817)	(931)
Decrease in accounts payable and accrued expenses	(6,071)	(8,351)

Net cash flows generated by operating activities	22,828	22,001

Cash flows from investing activities:
Proceeds from sales of rental property, net	—	46,000
Multifamily communities purchased	(68,668)	—
Capital expenditures	(2,009)	(2,548)
Rehabilitation expenditures and other	(1,310)	(1,058)
Additions to direct investment in real estate- construction in progress	(12,542)	(13,874)
Additions to land under development	(20,147)	(844)
Distributions from unconsolidated entities	77	312

Net cash flows (used in) generated by investing activities	(104,599)	27,988

Cash flows from financing activities:
Issuance of unsecured senior notes, net	99,437	—
Principal payments on unsecured senior notes and mortgage loans	(15,535)	(67,123)
Lines of credit:
Advances	204,000	89,000
Repayments	(225,000)	(45,000)
Fees	(388)	—
Proceeds from preferred stock offering, net	96,755	—
Redemption of preferred stock	(53,750)	—
Cash dividends paid to common shareholders	(24,448)	(22,447)
Cash dividends paid to preferred shareholders	(2,183)	(2,657)
Distributions to operating company unit holders	(474)	(580)
Distributions to other minority members	(241)	(248)
Repurchase of common shares	—	(724)
Proceeds from exercises of stock options, net	2,518	1,742

Net cash flows generated by (used in) financing activities	80,691	(48,037)

(Decrease) increase in cash	(1,080)	1,952
Balance at beginning of period	1,105	893

Balance at end of period	$25	$2,845

Supplemental disclosure of non cash activities:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$18,087	$32,185

Decrease in carrying value of debt attributed to hedging activities	$(249)	$(3)

Minority interest unit conversions to common shares	$—	$404

See condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2004

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements have been omitted. The consolidated balance sheet at December 31, 2003 has been derived from the audited statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the Annual Report of BRE Properties, Inc. (the “Company” or “BRE”) on Form 10-K for the year ended December 31, 2003. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments only) necessary for a fair presentation of the Company’s consolidated financial statements for the interim periods presented.

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

NOTE B – REPORTABLE SEGMENTS AND CONCENTRATION RISK

Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that it has only one operating and reportable segment, multifamily communities, which comprised approximately 98% of BRE’s consolidated assets and substantially all of BRE’s consolidated revenues for the three months ended March 31, 2004 and 2003.

All multifamily communities owned by the Company are located in the Western United States, in three general markets that it defines as California, Pacific Northwest, and Mountain/Desert States. All revenues are from external customers and there are no revenues from transactions with other segments. There are no residents that contributed 10% or more of BRE’s total consolidated revenues in the three months ended March 31, 2004 or 2003.

NOTE C – STOCK-BASED COMPENSATION

Effective January 1, 2003, BRE adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148). Under the fair value method compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. BRE has adopted the prospective method as provided for in SFAS 148, under which the provisions of SFAS 123 will be applied prospectively to all awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based compensation included in the determination of consolidated net income for the quarters ended March 31, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards in prior years. Prior to 2003, BRE accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Awards under BRE’s option plans vest over periods ranging from one to five years.

The following table illustrates the pro forma effect on consolidated net income and earnings per share of all outstanding awards in each period.

	Three months ended March 31,
(amounts in thousands, except per share data)	2004	2003
Net income available to common shareholders, as reported	$13,464	$24,617
Add: Stock-based compensation expense included in reported net income	212	100
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(513)	(1,397)

Pro forma net income	$13,163	$23,320

Earnings per share:
Basic-as reported	$0.27	$0.54
Basic-pro forma	$0.26	$0.51

Diluted-as reported	$0.27	$0.53
Diluted-pro forma	$0.26	$0.51

The effect of pro forma application of SFAS 123 is not necessarily representative of the effect on consolidated net income for future periods.

NOTE D – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

BRE has four interest rate swap agreements outstanding that attain a floating rate of interest on a portion of its fixed rate debt. BRE designated these derivative instruments to be utilized as fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended. Under SFAS 133, the resulting assets or liabilities attributed to these derivative instruments are carried on BRE’s consolidated financial statements at their estimated fair values. The hedges are perfectly effective and, therefore, changes in the derivative fair value and the change in fair value of the hedged items during the hedging period exactly offset with no valuation impact on BRE’s current earnings.

The notional amount at March 31, 2004 of the interest rate swaps utilized in the fair value hedges is $49,766,000. All four contracts and related debt mature in 2005. The principal amount of debt being hedged equals the notional amount of the interest rate swaps. The fair value hedges convert the interest rate on debt with a weighted average fixed rate of 7.45% to a floating rate equal to LIBOR plus an average spread of 2.81%, which resulted in an effective rate of 3.91% for the three months ended March 31, 2004. The fair value of the interest rate swaps at March 31, 2004 was $2,010,000 and is recorded in other assets on the consolidated balance sheet. At March 31, 2004, offsetting amounts of $1,247,000 and $763,000 have been recorded as an increase to mortgage loans and unsecured senior notes, respectively. To determine the fair values of derivatives, BRE uses market valuations provided by a third party.

NOTE E – DISCONTINUED OPERATIONS

The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include operating results, depreciation expense recognized prior to the classification as held for sale, and the net gain or loss on disposal. At March 31, 2004, BRE had no operating apartment communities classified as held for sale under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). At March 31, 2003, BRE classified one operating community located in Portland, Oregon as held for sale under the provisions of SFAS 144 and ceased depreciation. The sale of the community closed during the second quarter of 2003.

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

The following is a breakdown of the gain on sales and the combined results of operations for the properties included in discontinued operations:

	For the Three Months ended March 31,
(amounts in thousands)	2004	2003
Rental and ancillary income	$—	$1,739
Real estate expenses	—	(726)
Provision for depreciation	—	(306)
Gain on sales	—	9,636

Total discontinued operations	$—	$10,343

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2004

Forward-Looking Statements

In addition to historical information, we have made forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements pertain to, among other things, our capital resources, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties. You should not rely on these statements as predictions of future events because there is no assurance that the events or circumstances reflected in the statements can be achieved or will occur. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect or imprecise or incapable of being realized. The following factors, among others, could affect actual results and future events: defaults or non-renewal of leases, illiquidity of real estate and reinvestment risk, our regional focus in the Western United States, insurance coverage, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to successfully integrate acquired properties and operations, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code as of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends upon economic trends, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors. Do not rely solely on forward-looking statements, which only reflect management’s analysis. We assume no obligation to update forward-looking statements.

Executive Summary

We are a self-administered equity real estate investment trust or “REIT” focused on the acquisition, development, and management of multifamily apartment communities in eight metropolitan markets of the Western United States. At March 31, 2004, our portfolio had real estate assets with a book value of approximately $2.3 billion that included 84 wholly or majority-owned apartment communities, aggregating 23,493 units; two multifamily communities owned in joint ventures, comprised of 488 apartment units; and eight wholly-owned apartment communities in various stages of construction and development, totaling 1,852 units.

During first quarter 2004, we acquired four operating communities for approximately $68,700,000: Summerwind Townhomes, with 200 units; Regency Palm Court, with 116 units; Windsor Court, with 95 units; and Tiffany Court, with 101 units, all located in Los Angeles, California. We also acquired a parcel of land for the future development of 464 units located in Orange, California. The land purchase totaled $18,200,000.

Our year-over-year operating results reflect increased rental and ancillary income from acquisitions completed during 2003 and the first quarter of 2004 and properties in the lease-up phase of development. The additional income from these “non same-store communities” was partially offset by property-level “same-store” performance, increased interest expense, and general and administrative costs.

Results of Operations

Comparison of the Three Months Ended March 31, 2004 and 2003

Revenues

Total revenues were $71,925,000 for the three months ended March 31, 2004, compared to $67,106,000 for the same period in 2003, excluding revenues from discontinued operations. The increase in total revenues was generated from communities acquired, developed and stabilized after December 31, 2002, which we define as our “non same-store” communities. During the 15 months subsequent to December 31, 2002, we acquired seven communities, completed the construction of two wholly-owned communities and commenced lease-up of three communities that are nearing completion of construction. Our same-store portfolio produced a minimal increase in revenues year-over-year.

A summary of the components of revenues for the quarters ended March 31, 2004 and 2003 follows (dollar amounts in thousands):

	Three months ended March 31, 2004		Three months ended March 31, 2003
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2003 to 2004
Same-store	$64,077	89%	$63,926	95%	—%
Non same-store	7,376	10%	2,435	4%	203%
Partnership and other income	472	1%	745	1%	(37)%

Total revenues	$71,925	100%	$67,106	100%	7%

Average physical occupancy rates for the quarters ended March 31, 2004 and 2003 were as follows:

	2004	2003
Same-store	94%	94%
All	94%	94%

Average physical occupancy for the portfolio is calculated by dividing the total occupied units by the total units in the portfolio. Apartment units are generally leased to residents for rental terms that do not exceed one year.

Expenses

Real Estate Expenses

For the quarter ended March 31, 2004, real estate expenses totaled $22,146,000 as compared with $19,396,000 for the quarter ended March 31, 2003. The first quarter 2003 expense figure excludes real estate expenses totaling $726,000 from discontinued operations. The year-over-year increase in total real estate expenses was primarily attributable to the twelve non same-store communities referenced above. The first quarter 2003 non same-store figure includes expenses from two communities in the lease-up phase during 2003. Additionally, same-store expenses increased $1,012,000 year-over-year. The increase in same-store expenses related to timing associated with repair and maintenance costs and final property tax assessments for communities developed or acquired during the past two years.

A summary of the categories of real estate expense for the three months ended March 31, 2004 and 2003 follows (dollar amounts in thousands):

	Three months ended March 31, 2004		Three months ended March 31, 2003
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2003 to 2004
Same-store	$19,872		$18,860		5%
Non same-store	2,274		536		324%

Total real estate expenses	$22,146	31%	$19,396	29%	14%

Provision for Depreciation

The provision for depreciation increased to $14,516,000 for the three months ended March 31, 2004, from $12,831,000 for the same period in 2003. The $1,685,000 increase in 2004 resulted from higher depreciable bases on new property acquisitions and development properties completed.

Interest Expense

Interest expense was $15,677,000 (net of interest capitalized to the cost of apartment communities under development of $1,866,000) for the quarter ended March 31, 2004, an increase of $1,236,000 or 8.6% from the comparable period in 2003. Interest expense was $14,441,000 for the same period in 2003 and was net of $3,082,000 of interest capitalized to the cost of apartment communities under construction. The increase in interest expense was primarily due to reduced levels of capitalized interest based on the stage of our communities under development.

General and Administrative

General and administrative costs totaled $3,221,000, or approximately 4.5% of total revenues, for the first quarter of 2004, compared to $2,683,000, or approximately 4.0% of total revenues, for first quarter 2003. The first quarter 2004 increase is primarily due to increases in compensation, professional fees and insurance costs.

Minority Interests in Income

Minority interests in income totaled $718,000 and $824,000 for the quarters ended March 31, 2004 and 2003, respectively. Minority interests and consequently, minority interests in income, declined as operating company unit holders of BRE Property Investors LLC exchanged their units for shares of our common stock. Subsequent to March 31, 2003, a total of 218,083 operating company units have been converted to common shares. Conversions of operating company units to common shares totaled zero and 15,000 for the three months ended March 31, 2004 and 2003, respectively.

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

During the first quarter of 2003, we sold two operating communities with a total of 746 units. The communities were sold for an aggregate sales price of approximately $46,700,000, resulting in a gain on sale of approximately $9,600,000. At March 31, 2003, we classified one community as held for sale. No communities were sold or classified as held for sale during the three months ended March 31, 2004. The gain on sales and the combined results of operations from the asset held for sale and the two assets sold were $10,343,000 for the three months ended March 31, 2003.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock represent the dividends on our 8.50% Series A, 8.08% Series B and 6.75% Series C Cumulative Redeemable Preferred Stock. On January 29, 2004, we redeemed all 2,150,000 shares of 8.50% Series A Cumulative Redeemable Preferred Stock. On March 15, 2004, we closed the offering of 4,000,000 shares of 6.75% Series C Cumulative Redeemable Preferred Stock. All series of preferred stock have a $25.00 per share liquidation preference.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended March 31, 2004 was $13,464,000, or $0.27 per diluted share, as compared with $24,617,000, or $0.53 per diluted share, for the comparable period in 2003.

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

On January 29, 2004, we redeemed all 2,150,000 shares of 8.50% Series A Cumulative Redeemable Preferred Stock at a redemption price of $25.17118 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends to the redemption date. We expensed the original preferred stock issuance costs during the fourth quarter of 2003 when we announced the redemption.

On March 15, 2004, we closed on an offering of 4,000,000 shares of 6.75% Series C Cumulative Redeemable Preferred Stock at $25 per share. Net proceeds from the offering—after all discounts, commissions and issuance costs—totaled approximately $96,755,000.

On March 17, 2004, we issued $100,000,000 of dual-tranche Medium-Term Notes under a medium term note program initiated in 2001. The offering included $50,000,000 of five-year notes with a coupon rate of 3.58%, and $50,000,000 of 10-year notes with a coupon rate of 4.70%.

Proceeds from both offerings will be used for general corporate purposes, including the repayment of debt, redemption of equity securities, funding for development activities and financing for acquisitions. Pending these uses, we used the proceeds from these offerings to reduce temporary borrowings under our revolving unsecured credit facility.

During the first quarter of 2004, we increased the size of our secured credit facility with Fannie Mae (serviced by Prudential Multifamily Mortgage, Inc.) from $100,000,000 to $140,000,000. Borrowings under the secured credit facility totaled $140,000,000 at March 31, 2004. The credit facility is secured by nine multifamily communities, which are held by a bankruptcy-remote special purpose consolidated subsidiary of BRE. Current borrowings under the facility bear interest at variable rates with maturities from one to nine months, plus a facility fee of 0.65%. Our borrowing cost, including interest, margin and fees, is 2.15% as of March 31, 2004. We also have the option to convert variable-rate borrowings to fixed-rate borrowings. Subject to the terms of the facility, we have the option to increase its size to $250,000,000. Drawings on the line of credit are available to fund our investment activities and for general corporate purposes, and the facility matures in 2008.

We have a revolving unsecured credit facility with a capacity of $350,000,000 that matures in April of 2006, with an option to extend the term one year beyond the maturity date. The interest rate on the line of credit is currently LIBOR plus 0.70%, plus a fee of 0.20% payable on the unused portion of the credit facility. Our pricing spread above LIBOR is dependent upon our credit ratings and can range from 0.50% to 1.45%. Our average cost on the unsecured line of credit for the three months ended March 31, 2004 was 2.28%. Borrowings under our revolving unsecured line of credit totaled $135,000,000 at March 31, 2004 compared to $196,000,000 at December 31, 2003. Drawings on the revolving unsecured line of credit are available to fund our investment activities and general corporate purposes. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

We had a total of $848,000,000 in unsecured senior notes (excluding a basis adjustment of $763,000 from hedging activities) at March 31, 2004 consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
July 2005	$18,000,000	4.29%
March 2007	150,000,000	5.95%
June 2007	50,000,000	7.20%
March 2009	50,000,000	3.58%
September 2009	150,000,000	5.75%
January 2011	250,000,000	7.45%
February 2013	130,000,000	7.13%
March 2014	50,000,000	4.70%

Total / Average Interest Rate	$848,000,000	6.36%

In addition, at March 31, 2004, we had mortgage indebtedness totaling $130,535,000 (excluding basis adjustment of $1,247,000 from hedging activities) at an average interest rate of 5.88%, and remaining terms of from less than one year to six years.

As of March 31, 2004, we had total outstanding debt balances of approximately $1,256,000,000 and total outstanding consolidated shareholders’ equity and minority interests of approximately $1,034,000,000, representing a debt to total book capitalization ratio of 55%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants during the three months ended March 31, 2004 and 2003.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2004, such as scheduled debt repayments, construction funding and property acquisitions. At March 31, 2004, we had an estimated cost of $33,500,000 to complete existing construction in progress, with funding estimated from 2004 through 2005. Scheduled debt repayments through December 31, 2004 total approximately $1,690,000.

We manage joint venture investments that are recorded under the equity method of accounting with total assets of $42,264,000 as of March 31, 2004. These joint ventures carry debt totaling $19,137,000, none of which is guaranteed by us at March 31, 2004.

During the first quarter 2004, we filed a new shelf registration with the Securities and Exchange Commission under which we may issue up to $700,000,000 of securities including debt, convertible debt, common stock and preferred stock. Depending upon market conditions, we may issue securities under this or under future shelf registration statements. Proceeds from these issuances may be used for general corporate purposes, including investing in additional multifamily communities, funding development activities, capital expenditures, redemption of securities, increasing our working capital and to repay indebtedness. Pending the application of the net proceeds, we may invest the proceeds in investment-grade, interest-bearing securities or temporarily reduce borrowings under our revolving unsecured line of credit.

Our Board of Directors has authorized the repurchase of our common stock in an amount up to $60,000,000. The timing of repurchase activity is dependent upon the market price of our shares, and other market conditions and factors. As of March 31, 2004, we had cumulatively repurchased a total of approximately $51,100,000 of common stock, representing 1,785,600 shares at an average purchase price of $28.64 per share. No shares were repurchased during the quarter ended March 31, 2004.

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

Critical Accounting Policies

We define critical accounting policies as those that require management’s most difficult, subjective or complex judgments. A summary of our critical accounting policies follows. Additional discussion of accounting policies that we consider significant, including further discussion of the critical accounting policies described below, can be found in the notes to our consolidated financial statements in our 2003 Annual Report on Form 10-K.

Investments in Rental Properties

Rental properties are recorded at cost, less accumulated depreciation, and less an adjustment, if any, for impairment. A land value is assigned based on the purchase price if land is acquired separately, or based on market research if acquired in a merger or in an operating community acquisition. We have a development group which manages the design, development and construction of our apartment communities. Projects under development are carried at cost, including direct and indirect costs incurred to ready the assets for their intended use and which are specifically identifiable, including capitalized interest and property taxes until units are placed in service. Direct investment development projects are considered placed in service as certificates of occupancy are issued and the units become ready for occupancy. Depreciation begins as units are placed in service. Land acquired for development is capitalized and reported as “Land under development” until the development plan for the land is formalized. Once the development plan is determined and construction contracts are signed, the costs are transferred to the balance sheet line item “Construction in progress.” Costs of replacements, such as appliances, carpets and drapes, are expensed. Improvements and betterments that increase the value of the property or extend its useful life are capitalized.

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

Derivatives and Hedging Activities

We use derivative financial instruments in the normal course of business with the objective of lowering our overall borrowing costs. As of March 31, 2004, we had four interest rate swap agreements with a notional value aggregating approximately $50,000,000, which are used to attain a floating rate of interest on a portion of our fixed rate debt, maturing in 2005. These derivatives qualify for hedge accounting. A third party values the instruments. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Stock-Based Compensation

We apply the fair value recognition provisions of Statement of Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure” (SFAS 148). We adopted the prospective method as provided for in SFAS 148, under which the provisions of SFAS 123 will be applied prospectively to all awards granted, modified or settled after January 1, 2003. Prior to 2003, we accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, which resulted in no expense recognition. Under SFAS 123, we include in general and administrative expense a charge based on the implied value of options granted subsequent to January 1, 2003 and vesting in the current period. The options are valued using the Black-Scholes option-pricing model.

Consolidation

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51, which was revised in December 2003 (“FIN 46”). Under FIN 46, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity’s equity holders as a group either: (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity if they occur, or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to FIN 46, the enterprise that is deemed to absorb a majority of the expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46.

Under FIN 46, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a VIE may have been created. We evaluate our land option and purchase contract investments to determine if a VIE has been created under the definition of FIN 46. When a VIE is deemed to exist, the identification of the primary beneficiary is determined through allocation of the VIE’s estimated expected losses and residual returns to the related variable interest holders. Any VIEs for which we are deemed the primary beneficiary are consolidated from the date of investment.

We consolidate entities not deemed as VIEs which we have the ability to control. Our consolidated financial statements include the accounts of the Company and other controlled subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Construction in progress and land under development

The following table provides data on our eight multifamily properties that are currently under various stages of development and construction. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot assure that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed units shown in the table below.

COMMUNITIES	Proposed Number of Units	Cost Incurred to Date		Estimated Total Cost	Estimated Balance to Complete	Estimated Completion Date (1)
(Dollar amounts in millions)
Direct Investment
Pinnacle at Fullerton Fullerton, CA	192	$42.5		$44.2	$1.7	2Q/2004
Pinnacle Westridge Valencia, CA	234	37.5		43.0	5.5	2Q/2004
Pinnacle at Talega II San Clemente, CA	110	19.0		20.8	1.8	3Q/2004
Pinnacle at Chino Hills Chino Hills, CA	208	14.4		38.9	24.5	4Q/2005

Total construction in progress	744	$113.4	(2)	$146.9	$33.5

COMMUNITIES	Proposed Number of Units	Cost Incurred to Date	Estimated Total Cost	Estimated Construction Start
Land under development (3)
Pinnacle Pasadena Pasadena, CA	188	$10.8	$49.9	4Q/2004
Pinnacle Bridgeport Santa Clarita, CA	188	14.6	38.6	2Q/2004
Pinnacle Towngate Moreno Valley, CA	268	5.0	36.6	2Q/2004
Pinnacle Orange Orange, CA	464	18.2	97.3	2Q/2004

Total land under development	1,108	$48.6	$222.4

(1)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.
(2)	Reflects all recorded costs incurred as of March 31, 2004, recorded on our consolidated balance sheet as “direct investments in real estate-construction in progress” and $18.1 million of costs for completed buildings located on properties listed above, reflected on our consolidated balance sheet as “direct investments in real estate - investments in rental properties.”
(3)	Land under development represents projects in various stages of predevelopment, development and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our consolidated balance sheet.

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our 2004 annual dividend on our common shares was maintained at the 2003 level of $1.95 per share. Total dividends paid to common shareholders for the three months ended March 31, 2004 and 2003 were $24,448,000 and $22,447,000, respectively. In addition, we paid $2,183,000 and $2,657,000 in aggregate dividends on our 8.50% Series A, 8.08% Series B and 6.75% Series C Cumulative Redeemable Preferred Stock during the three months ended March 31, 2004 and 2003, respectively.

Total distributions to minority members of our consolidated subsidiaries were $715,000 and $828,000 for the three months ended March 31, 2004 and 2003, respectively.

ITEM 3—Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference from Item 7A of our Form 10-K for the year ended December 31, 2003. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2003.

ITEM 4—Controls and Procedures

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

As of March 31, 2004, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

As of March 31, 2004, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM 2. Changes in Securities and Use of Proceeds

On March 15, 2004, we issued 4,000,000 shares of 6.75% Series C Cumulative Redeemable Preferred Stock at a price of $25.00 per share in an underwritten public offering. The Articles Supplementary establishing the rights of the Series C preferred stock were filed as Exhibit 3.4 of our Form 8-A filed with the SEC on March 1, 2004.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicity Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 – January 31, 2004	2,150,000	*	$25.17118	2,150,000	—
February 1, 2004 – February 28, 2004	—		—	—	—
March 1, 2004 – March 31, 2004	—		—	—	—
Total	2,150,000	*	$25.17118	2,150,000	—

*	On January 29, 2004, we redeemed 2,150,000 shares of 8.50% Series A Cumulative Redeemable Preferred Stock at a price of $25.00 per share plus accrued dividends of $0.171118 per share.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

11	Statement Re: Computation of Per Share Earnings

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

•	The registrant filed a Current Report on Form 8-K on January 21, 2004 with exhibits, pursuant to Items 12 and 7 of Form 8-K, in connection with its press release announcing its 2003 operating results.

•	The registrant filed a Current Report on Form 8-K on January 22, 2004, pursuant to Item 5 of Form 8-K, in connection with its 2003 operating results.

•	The registrant filed a Current Report on Form 8-K with exhibits on January 27, 2004, pursuant to Items 7 and 9 of Form 8-K, in connection with a slide show presentation to be presented at an industry conference.

•	The registrant filed a Current Report on Form 8-K with exhibits on February 23, 2004, pursuant to Item 5 of Form 8-K, in connection with the registrant’s first quarter dividend announcement.

•	The registrant filed a Current Report on Form 8-K with exhibits on February 24, 2004, pursuant to Items 5 and 7 of Form 8-K, in connection with amendments to a loan agreement between the registrant and Prudential Insurance Company of America.

•	The registrant filed a Current Report on Form 8-K with exhibits on March 1, 2004, pursuant to Items 5 and 7 of Form 8-K, reporting the public offering of the registrant’s Series C Preferred Stock.

•	The registrant filed a Current Report on Form 8-K with exhibits on March 2, 2004, pursuant to Items 7 and 9 of Form 8-K, in connection with a slide show presentation to be presented at an industry conference.

•	The registrant filed a Current Report on Form 8-K with exhibits on March 16, 2004, pursuant to Items 5 and 7 of Form 8-K, reporting the issuance of $100,000,000 in unsecured notes.

•	The registrant filed a Current Report on Form 8-K with exhibits on March 31, 2004, pursuant to Items 5 and 7 of Form 8-K, reporting the expansion of a secured credit facility with Fannie Mae from $100,000,000 to $140,000,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC. (Registrant)

Dated: May 10, 2004	/s/ Edward F. Lange, Jr.
Edward F. Lange, Jr.
Executive Vice President,
Chief Financial Officer and Secretary