Form 10-Q
period 2004-06-30
BRE PROPERTIES INC /MD/
filed 2004-07-30
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark X whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.    ☒  Yes    ☐  No

Number of shares of common stock outstanding as of July 28, 2004	50,196,695

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

June 30, 2004

		Page No.
PART I	FINANCIAL INFORMATION

	ITEM 1:
	Consolidated balance sheets – June 30, 2004 (unaudited) and December 31, 2003	2

	Consolidated statements of income (unaudited) – three months ended June 30, 2004 and 2003	3

	Consolidated statements of income (unaudited) – six months ended June 30, 2004 and 2003	4

	Consolidated statements of cash flows (unaudited) – six months ended June 30, 2004 and 2003	5

	Condensed notes to consolidated financial statements (unaudited)	6-10

	ITEM 2:
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-22

	ITEM 3:
	Quantitative and Qualitative Disclosures about Market Risk	22

	ITEM 4:
	Controls and Procedures	22-23

PART II	OTHER INFORMATION

	ITEM 1:	24
	Legal Proceedings
	ITEM 2:	24
	Changes in Securities and Use of Proceeds
	ITEM 3:	24
	Defaults Upon Senior Securities
	ITEM 4:	25
	Submission of Matters to a Vote of Security Holders
	ITEM 5:	25
	Other Information
	ITEM 6: Exhibits and Reports on Form 8-K	25-26

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements

BRE Properties, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets

Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,433,631	$2,281,048
Construction in progress	93,649	100,870
Less: accumulated depreciation	(268,194)	(239,810)

	2,259,086	2,142,108

Equity interests in and advances to real estate joint ventures- Investments in rental properties	10,325	10,391
Land under development	12,167	28,404

Total real estate portfolio	2,281,578	2,180,903

Cash	6,374	1,105
Other assets	47,563	45,957

Total assets	$2,335,515	$2,227,965

Liabilities and Shareholders’ Equity

Liabilities:
Unsecured senior notes	$848,456	$763,915
Unsecured line of credit	160,000	196,000
Secured line of credit	140,000	100,000
Mortgage loans payable	130,735	132,414
Accounts payable and accrued expenses	37,507	36,233

Total liabilities	1,316,698	1,228,562

Minority interests	33,798	38,859

Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
2,150,000 shares 8.5% Series A Cumulative Redeemable issued and outstanding at December 31, 2003, $25 liquidation preference (non-voting)	—	53,750
3,000,000 shares 8.08% Series B Cumulative Redeemable issued and outstanding at June 30, 2004 and December 31, 2003, $25 liquidation preference (non-voting)	75,000	75,000
4,000,000 shares 6.75% Series C Cumulative Redeemable issued and outstanding at June 30, 2004, $25 liquidation preference (non-voting)	100,000	—

Common stock, $0.01 par value; 100,000,000 shares authorized. Shares issued and outstanding: 50,178,878 at June 30, 2004 and 49,992,198 at December 31, 2003.	502	500
Additional paid-in capital	813,743	814,366
Cumulative dividends in excess of accumulated net income	(2,212)	19,764
Stock purchase loans to executives	(2,014)	(2,836)

Total shareholders’ equity	985,019	960,544

Total liabilities and shareholders’ equity	$2,335,515	$2,227,965

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,
	2004	2003
Revenues
Rental income	$71,254	$64,692
Ancillary income	3,416	2,984
Partnership and other income	475	388

Total revenues	75,145	68,064

Expenses
Real estate	23,044	19,764
Provision for depreciation	15,094	12,981
Interest	16,591	15,306
General and administrative	3,121	2,917

Total expenses	57,850	50,968

Income before minority interests and discontinued operations	17,295	17,096
Less minority interests in income	613	830

Income from continuing operations	16,682	16,266
Discontinued operations:
Gain on sale	—	13,511
Discontinued operations, net	—	229

Income from discontinued operations	—	13,740

Net income	16,682	30,006
Dividends attributable to preferred stock	3,203	2,657

Net income available to common shareholders	$13,479	$27,349

Basic earnings per share from continuing operations	$0.27	$0.29
Basic earnings per share from discontinued operations	—	0.30

Basic earnings per share	$0.27	$0.59

Diluted earnings per share from continuing operations	$0.27	$0.29
Diluted earnings per share from discontinued operations	—	0.30

Diluted earnings per share	$0.27	$0.59

Weighted average common shares outstanding – basic	50,130	46,100

Weighted average common shares outstanding – assuming dilution	50,560	46,460

Dividends declared and paid per common share	$0.4875	$0.4875

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Six Months Ended June 30,
	2004	2003
Revenues
Rental income	$139,478	$128,196
Ancillary income	6,645	5,841
Partnership and other income	947	1,132

Total revenues	147,070	135,169

Expenses
Real estate	45,190	39,160
Provision for depreciation	29,610	25,811
Interest	32,267	29,747
General and administrative	6,343	5,600

Total expenses	113,410	100,318

Income before minority interests and discontinued operations	33,660	34,851
Less minority interests in income	1,331	1,654

Income from continuing operations	32,329	33,197
Discontinued operations:
Gain on sales	—	23,147
Discontinued operations, net	—	936

Income from discontinued operations	—	24,083

Net income	32,329	57,280
Dividends attributable to preferred stock	5,386	5,314

Net income available to common shareholders	$26,943	$51,966

Basic earnings per share from continuing operations	$0.54	$0.61
Basic earnings per share from discontinued operations	—	0.52

Basic earnings per share	$0.54	$1.13

Diluted earnings per share from continuing operations	$0.53	$0.60
Diluted earnings per share from discontinued operations	—	0.52

Diluted earnings per share	$0.53	$1.12

Weighted average common shares outstanding – basic	50,095	46,025

Weighted average common shares outstanding – assuming dilution	50,530	46,315

Dividends declared and paid per common share	$0.975	$0.975

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$32,329	$57,280
Adjustments to reconcile net income to net cash flows generated by operating activities:
Gain on sales of discontinued operations	—	(23,147)
Income from investments in unconsolidated entities	(429)	(551)
Provision for depreciation	29,610	25,811
Depreciation from discontinued operations	—	306
Minority interests in income from consolidated subsidiaries	1,331	1,654
Increase in other assets	(3,400)	(352)
Increase (decrease) in accounts payable and accrued expenses	1,274	(2,978)

Net cash flows generated by operating activities	60,715	58,023

Cash flows from investing activities:
Proceeds from sales of rental property, net	—	71,482
Multifamily communities purchased	(68,668)	—
Capital expenditures	(6,232)	(5,110)
Rehabilitation expenditures and other	(5,479)	(3,348)
Additions to direct investment in real estate- construction in progress	(20,045)	(25,636)
Additions to land under development	(25,633)	(1,567)
Distributions from unconsolidated entities	948	643

Net cash flows (used in) generated by investing activities	(125,109)	36,464

Cash flows from financing activities:
Issuance of unsecured senior notes, net	99,437	—
Principal payments on unsecured senior notes and mortgage loans	(16,072)	(91,032)
Lines of credit:
Advances	241,000	201,000
Repayments	(237,000)	(157,000)
Fees	(388)	(4,011)
Proceeds from preferred stock offering, net	96,436	—
Redemption of preferred stock	(53,750)	—
Cash dividends paid to common shareholders	(48,919)	(45,017)
Cash dividends paid to preferred shareholders	(5,386)	(5,314)
Distributions to operating company unit holders	(948)	(1,160)
Distributions to other minority members	(398)	(503)
Redemption of minority member interest	(8,114)	—
Repurchase of common shares	—	(724)
Proceeds from exercises of stock options, net	3,765	8,480

Net cash flows generated by (used in) financing activities	69,663	(95,281)

Increase (decrease) in cash	5,269	(794)
Balance at beginning of period	1,105	893

Balance at end of period	$6,374	$99

Supplemental disclosure of non cash activities:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$69,136	$56,575

Transfer of land under development to direct investments in real estate – construction in progress	$41,870	$—

Decrease in carrying value of debt attributed to hedging activities	$(1,066)	$(62)

Minority interest unit conversions to common shares	$—	$404

See condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2004

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements have been omitted. The consolidated balance sheet at December 31, 2003 has been derived from the audited statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2003 of BRE Properties, Inc. (the “Company” or “BRE”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments only) necessary for a fair presentation of the Company’s consolidated financial statements for the interim periods presented.

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

NOTE B – REPORTABLE SEGMENTS AND CONCENTRATION RISK

Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that it has only one operating and reportable segment, multifamily communities, which comprised approximately 98% of BRE’s consolidated assets and substantially all of BRE’s consolidated revenues for the three and six months ended June 30, 2004 and 2003.

All multifamily communities owned by the Company are located in the Western United States, in three general markets that it defines as California, Pacific Northwest and Mountain/Desert States. All revenues are from external customers and there are no revenues from transactions with other segments. There are no residents that contributed 10% or more of BRE’s total consolidated revenues in the three and six months ended June 30, 2004 or 2003.

NOTE C – STOCK-BASED COMPENSATION

Effective January 1, 2003, BRE adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. BRE has adopted the prospective method as provided for in SFAS 148, under which the provisions of SFAS 123 will be applied prospectively to all awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based compensation included in the determination of consolidated net income for the quarters and six months ended June 30, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards in prior years. Prior to 2003, BRE accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Awards under BRE’s option plans vest over periods ranging from one to five years.

The following table illustrates the pro forma effect on consolidated net income and earnings per share of all outstanding awards in each period.

	Three months ended June 30,
(amounts in thousands, except per share data)	2004	2003
Net income available to common shareholders, as reported	$13,479	$27,349
Add: Stock-based compensation expense included in reported net income	226	100
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(455)	(812)

Pro forma net income	$13,250	$26,637

Earnings per share:
Basic-as reported	$0.27	$0.59
Basic-pro forma	$0.26	$0.58

Diluted-as reported	$0.27	$0.59
Diluted-pro forma	$0.26	$0.57

	Six months ended June 30,
(amounts in thousands, except per share data)	2004	2003
Net income available to common shareholders, as reported	$26,943	$51,966
Add: Stock-based compensation expense included in reported net income	438	200
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(964)	(2,214)

Pro forma net income	$26,417	$49,952

Earnings per share:
Basic-as reported	$0.54	$1.13
Basic-pro forma	$0.53	$1.09

Diluted-as reported	$0.53	$1.12
Diluted-pro forma	$0.52	$1.08

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

The notional amount at June 30, 2004 of the interest rate swaps utilized in the fair value hedges is $49,517,000. All four contracts and related debt will mature in 2005. The principal amount of debt being hedged equals the notional amount of the interest rate swaps. The fair value hedges convert the interest rate on debt with a weighted average fixed rate of 7.45% to a floating rate equal to LIBOR plus an average spread of 2.81%, which resulted in an effective rate of 3.91% for the six months ended June 30, 2004. The fair value of the interest rate swaps at June 30, 2004 was $1,194,000 and is recorded in other assets on the consolidated balance sheet. At June 30, 2004, offsetting amounts of $738,000 and $456,000 have been recorded as an increase to mortgage loans and unsecured senior notes, respectively. To determine the fair values of derivatives, BRE uses market valuations provided by a third party.

NOTE E – DISCONTINUED OPERATIONS

The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include operating results, depreciation expense recognized prior to the classification as held for sale, and the net gain or loss on disposal. At June 30, 2004 and 2003, BRE had no operating apartment communities classified as held for sale under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

During the second quarter of 2003, BRE sold Brookdale Glen, with 354 units located in Portland, Oregon. Brookdale Glen was sold for approximately $26,000,000, resulting in a gain on sale of approximately $13,500,000. This community had been designated as held for sale at the end of first quarter 2003, thus no depreciation was taken during second quarter 2003. During the first quarter of 2003, BRE sold two operating communities with a total of 746 units: Newport Landing, with 480 units, located in the Phoenix metropolitan area of Glendale, Arizona and Berkshire Court, with 266 units, located in the Portland, Oregon metropolitan area of Wilsonville, Oregon. The communities were sold for an aggregate sales price of approximately $46,700,000, resulting in a gain on sales of $9,600,000.

The following is a breakdown of the gain on sales and the combined results of operations for the properties included in discontinued operations:

	For the Three Months ended June 30,		For the Six Months ended June 30,
(amounts in thousands)	2004	2003	2004	2003

Rental and ancillary income	$—	$245	$—	$1,984
Real estate expenses	—	(16)	—	(742)
Provision for depreciation	—	—	—	(306)
Gain on sales	—	13,511	—	23,147

Total discontinued operations	$—	$13,740	$—	$24,083

NOTE F – LEGAL MATTERS

On April 14, 1997, BRE purchased Red Hawk Ranch Apartments, a 453-unit operating community in Fremont, California, from an unrelated third party developer. The community now requires extensive replacement work to correct damage BRE believes was caused by faulty workmanship during construction. On March 18, 2003, BRE filed suit in the Alameda County Superior Court against M.H. Podell Company, Inc. et al to protect against statutes of limitation and commenced testing to determine the extent of the damage. Based upon the testing that has been performed to date, BRE has discovered that the exterior shell of each building at the community has been compromised. As a result, during second quarter 2004 the company expanded the size and scope of the lawsuit.

Currently, BRE is working diligently to develop reasonable estimates for the costs associated with the replacement work, the expense of recovery through litigation and/or insurance claims, and the appropriate accounting treatment for such costs. There are considerable uncertainties that affect BRE’s ability to estimate the ultimate costs. Uncertainties include the exact nature and extent of the damage, the extent of required remediation, the varying costs of alternative legal strategies for addressing the issues, and the amount to be recovered, if any, through litigation and/or insurance claims.

BRE plans to commence replacement and repair work as soon as possible and expects to have the community restored during the next 12 to 15 months. BRE intends to pursue litigation against the third party contractor and certain related sub-contractors. BRE also plans to file insurance claims to cover costs associated with the damage caused by faulty workmanship.

While BRE’s management expects that costs of remediation will exceed $10 million, and legal costs may exceed $2 million, due to the preliminary nature of the damage assessment, claims and litigation, it is not possible to predict or determine the outcome of legal actions, nor is it reasonably possible to accurately estimate the range of loss associated with the matter at this time.

As of June 30, 2004, other than the legal matter referenced above regarding Red Hawk Ranch, there were no pending legal proceedings to which BRE is a party or of which any of BRE’s properties is the subject, the adverse determination of which management anticipates would have a material adverse effect upon BRE’s consolidated financial condition and results of operations.

NOTE G – SUBSEQUENT EVENTS

On July 30, 2004, BRE acquired Evergreen Park Apartments, with 226 units located in the Seattle suburb of Redmond, Washington, for approximately $31,000,000.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2004

Forward-Looking Statements

In addition to historical information, we have made forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements pertain to, among other things, our capital resources, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties. You should not rely on these statements as predictions of future events because there is no assurance that the events or circumstances reflected in the statements can be achieved or will occur. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect or imprecise or incapable of being realized. The following factors, among others, could affect actual results and future events: defaults or non-renewal of leases, illiquidity of real estate and reinvestment risk, our regional focus in the Western United States, insurance coverage, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to successfully integrate acquired properties and operations, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code as of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends upon economic trends, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors. Do not rely solely on forward-looking statements, which only reflect management’s analysis. We assume no obligation to update forward-looking statements.

Executive Summary

We are a self-administered equity real estate investment trust, or “REIT”, focused on the acquisition, development and management of multifamily apartment communities in eight metropolitanpolitan markets of the Western United States. At June 30, 2004, our portfolio had real estate assets with a book value of approximately $2.3 billion that included 85 wholly or majority-owned apartment communities, aggregating 23,685 units; two multifamily communities owned in joint ventures, comprised of 488 apartment units; and seven wholly-owned apartment communities in various stages of construction and development, totaling 1,656 units.

During second quarter 2004, we completed construction of one community, Pinnacle at Fullerton, with 192 units located in the Los Angeles / Orange County metropolitan area. At the end of the quarter the community achieved stabilization, with a physical occupancy level of 95%. During the quarter, we also started construction on three communities in Southern California.

Our year-over-year operating results reflect increased rental and ancillary income from acquisitions completed during 2003 and the first quarter of 2004 and properties in the lease-up phase of development. The additional income from these “non same-store communities” was partially offset by property-level “same-store” performance and increased interest expense.

Results of Operations

Comparison of the Three Months Ended June 30, 2004 and 2003

Revenues

Total revenues were $75,145,000 for the three months ended June 30, 2004, compared to $68,064,000 for the same period in 2003, excluding revenues from discontinued operations. The increase in total revenues was generated primarily from communities acquired, developed and stabilized after March 31, 2003, which we define as our “non same-store” communities. During the 15 months subsequent to March 31, 2003, we acquired seven communities, completed the construction of three wholly owned communities and commenced lease-up of two communities that are nearing completion of construction. Our same-store portfolio produced an increase of $599,000, or 1%, in revenues year-over-year.

A summary of the components of revenues for the quarters ended June 30, 2004 and 2003 follows (dollar amounts in thousands):

	Three months ended June 30, 2004		Three months ended June 30, 2003
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2003 to 2004
Same-store	$65,375	87%	$64,726	95%	1%
Non same-store	9,295	12%	2,950	4%	215%
Partnership and other income	475	1%	388	1%	22%

Total revenues	$75,145	100%	$68,064	100%	10%

Average physical occupancy rates for the quarters ended June 30, 2004 and 2003 were as follows:

	2004	2003
Same-store	95%	95%
Total portfolio	95%	93%

Average physical occupancy for the portfolio is calculated by dividing the total occupied units by the total units in the portfolio. Apartment units are generally leased to residents for rental terms that do not exceed one year.

Expenses

Real Estate Expenses

For the quarter ended June 30, 2004, real estate expenses totaled $23,044,000 as compared with $19,764,000 for the quarter ended June 30, 2003, excluding real estate expenses from discontinued operations. The year-over-year increase in total real estate expenses was primarily attributable to the twelve “non same-store” communities referenced above. Additionally, “same-store” expenses increased $1,012,000 year-over-year. The increase in same-store expenses primarily related to timing associated with repair and maintenance costs and final property tax assessments for communities developed or acquired during the past two years.

A summary of the categories of real estate expense for the three months ended June 30, 2004 and 2003 follows (dollar amounts in thousands):

	Three months ended June 30, 2004		Three months ended June 30, 2003
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2003 to 2004
Same-store	$19,970		$18,932		5%
Non same-store	3,074		832		269%

Total real estate expenses	$23,044	31%	$19,764	29%	17%

Provision for Depreciation

The provision for depreciation increased to $15,094,000 for the three months ended June 30, 2004, from $12,981,000 for the same period in 2003. The $2,113,000 increase in 2004 resulted primarily from higher depreciable bases on new property acquisitions and development properties completed.

Interest Expense

Interest expense was $16,591,000 (net of interest capitalized to the cost of apartment communities under development of $1,504,000) for the quarter ended June 30, 2004, an increase of $1,285,000 or 8% from the comparable period in 2003. Interest expense was $15,306,000 for the same period in 2003 and was net of $2,094,000 of interest capitalized to the cost of apartment communities under construction. The increase in interest expense was due to higher average debt balances combined with reduced levels of capitalized interest based on the stage of our communities under development.

General and Administrative

General and administrative costs totaled $3,121,000, or approximately 4.2% of total revenues, for the second quarter of 2004. These costs are relatively comparable with the 2003 levels of $2,917,000, or approximately 4.3% of total revenues.

Minority Interests in Income

Minority interests in income totaled $613,000 and $830,000 for the quarters ended June 30, 2004 and 2003, respectively. Minority interests and consequently, minority interests in income, declined as operating company unit holders of BRE Property Investors LLC exchanged their units for shares of our common stock. Subsequent to June 30, 2003, a total of 218,083 operating company units have been converted to common shares. No operating company units were converted to common shares during the three months ended June 30, 2004 and 2003.

Discontinued operations

In October 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), which became effective on January 1, 2002. For properties accounted for under SFAS No. 144, the results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposal of properties held for sale is reported as discontinued operations.

During the quarter ended June 30, 2003, we sold one operating community with a total of 354 units. The community was sold for $26,000,000, resulting in a gain on sale of approximately $13,500,000. No communities were sold or classified as held for sale during the quarter ended June 30, 2004.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock for the second quarter of 2004 represent the dividends on our 8.08% Series B and 6.75% Series C Cumulative Redeemable Preferred Stock. Dividends attributable to preferred stock for the second quarter of 2003 represent the dividends on our 8.50% Series A and 8.08% Series B Redeemable Preferred Stock. On January 29, 2004, we redeemed all 2,150,000 outstanding shares of our 8.50% Series A Cumulative Redeemable Preferred Stock. On March 15, 2004, we closed the offering of 4,000,000 shares of 6.75% Series C Cumulative Redeemable Preferred Stock. All series of preferred stock have a $25.00 per share liquidation preference.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended June 30, 2004 was $13,479,000, or $0.27 per diluted share, as compared with $27,349,000, or $0.59 per diluted share, for the comparable period in 2003.

Comparison of the Six Months Ended June 30, 2004 and 2003

Revenues

Total revenues were $147,070,000 for the six months ended June 30, 2004, compared to $135,169,000 for the same period in 2003, excluding revenues from discontinued operations. The increase in total revenues was generated primarily from communities acquired, developed and stabilized after December 31, 2002, which we define as our “non same-store” communities. During the 18 months subsequent to December 31, 2002, we acquired seven communities, completed the construction of three wholly owned communities and commenced lease-up of two communities that are nearing completion of construction. Our same-store portfolio produced an increase in revenues of $800,000, or 1%, year-over-year.

A summary of the components of revenues for the six months ended June 30, 2004 and 2003 follows (dollar amounts in thousands):

	Six months ended June 30, 2004		Six months ended June 30, 2003
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2003 to 2004
Same-store	$129,452	88%	$128,652	95%	1%
Non same-store	16,671	11%	5,385	4%	210%
Partnership and other income	947	1%	1,132	1%	(16)%

Total revenues	$147,070	100%	$135,169	100%	9%

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties for the six months ended June 30, 2004 increased 15% to $45,190,000 from $39,160,000 in the comparable period in 2003, excluding real expenses from discontinued operations. The total increase of $6,030,000 was primarily attributable to “non same-store” expenses, which increased $3,979,000. The increase in “same-store” expenses related to timing associated with repair and maintenance costs, property-level administrative costs, and the timing of property tax assessments and related rebates.

A summary of the categories of real estate expense for the six months ended June 30, 2004 and 2003 follows (dollar amounts in thousands):

	Six months ended June 30, 2004		Six months ended June 30, 2003
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2003 to 2004
Same-store	$39,843		$37,792		5%
Non same-store	5,347		1,368		291%

Total real estate expenses	$45,190	31%	$39,160	29%	15%

Provision for Depreciation

The provision for depreciation increased to $29,610,000 for the six months ended June 30, 2004, from $25,811,000 for the same period in 2003, excluding depreciation on discontinued operations. The $3,799,000 increase in 2004 resulted primarily from higher depreciable bases on new property acquisitions and development properties completed.

Interest Expense

Interest expense was $32,267,000 (net of interest capitalized to the cost of apartment communities under development totaling $3,370,000) for the six months ended June 30, 2004, an increase of $2,520,000 or 8% from the comparable period in 2003. Interest expense was $29,747,000 for the same period in 2003 and was net of $5,176,000 of interest capitalized to the cost of apartment communities under construction. The increase in interest expense was primarily due to these reduced levels of capitalized interest based on the stage of our communities under development.

General and Administrative

General and administrative costs totaled $6,343,000, or approximately 4.3% of total revenues, for the six months ended June 30, 2004, compared to $5,600,000, or approximately 4.1% of total revenues, for the six months ended June 30, 2003. The increase in 2004 is primarily due to increases in compensation, professional fees and insurance costs.

Minority Interests in Income

Minority interests in income totaled $1,331,000 and $1,654,000 for the six months ended June 30, 2004 and 2003, respectively. Minority interests and consequently, minority interests in income, declined as operating company unit holders of BRE Property Investors LLC exchanged their units for shares of our common stock. Subsequent to June 30, 2003, a total of 218,083 operating company units were converted to common shares. No operating company units were converted to common shares during the six months ended June 30, 2004. During the comparable period in 2003, 15,000 operating units were converted to common shares.

Discontinued operations

In October 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144), which became effective on January 1, 2002. For properties accounted for under SFAS No. 144, the results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposal of properties held for sale is reported as discontinued operations.

During the first six months of 2003, we sold three operating communities with a total of 1,100 units. The communities were sold for $72,700,000, resulting in a gain on sales of approximately $23,100,000. No communities were sold or classified as held for sale during the six months ended June 30, 2004.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock for the six months ended June 30, 2004 represent the dividends on our 8.50% Series A, 8.08% Series B and 6.75% Series C Cumulative Redeemable Preferred Stock. On January 29, 2004, we redeemed all 2,150,000 outstanding shares of our 8.50% Series A Cumulative Redeemable Preferred Stock. On March 15, 2004, we closed the offering of 4,000,000 shares of 6.75% Series C Cumulative Redeemable Preferred Stock. All series of preferred stock have a $25.00 per share liquidation preference.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the six months ended June 30, 2004 was $26,943,000, or $0.53 per diluted share, as compared with $51,966,000, or $1.12 per diluted share, for the comparable period in 2003.

Liquidity and Capital Resources

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include cash generated from operations, temporary borrowings under our unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements and finance future investments.

On January 29, 2004, we redeemed all 2,150,000 shares of 8.50% Series A Cumulative Redeemable Preferred Stock at a redemption price of $25.17118 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends to the redemption date. We expensed the original preferred stock issuance costs during the fourth quarter of 2003, when we announced the redemption.

On March 15, 2004, we closed on an offering of 4,000,000 shares of 6.75% Series C Cumulative Redeemable Preferred Stock at $25 per share. Net proceeds from the offering—after all discounts, commissions and issuance costs— totaled approximately $96,436,000.

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

During the first quarter of 2004, we increased the size of our secured credit facility with Fannie Mae (serviced by Prudential Multifamily Mortgage, Inc.) from $100,000,000 to $140,000,000. Borrowings under the secured credit facility totaled $140,000,000 at June 30, 2004. The credit facility is secured by nine multifamily communities, which are held by a bankruptcy-remote special purpose consolidated subsidiary of BRE. Current borrowings under the facility bear interest at variable rates with maturities from one to nine months, plus a facility fee of 0.65%. Our borrowing cost, including interest, margin and fees, averaged 2.14% for the six months ended June 30, 2004. We also have the option to convert variable-rate borrowings to fixed-rate borrowings. Subject to the terms of the facility, we have the option to increase its size to $250,000,000. Drawings on the line of credit are available to fund our investment activities and for general corporate purposes, and the facility matures in 2008.

We have a revolving unsecured credit facility with a capacity of $350,000,000 that matures in April 2006, with an option to extend the term one year beyond the maturity date. The interest rate on the line of credit is currently LIBOR plus 0.70%, plus a fee of 0.20% payable on the unused portion of the credit facility. Our pricing spread above LIBOR is dependent upon our credit ratings and can range from 0.50% to 1.45%. Our average cost on the unsecured line of credit for the six months ended June 30, 2004 was 2.63%. Borrowings under our revolving unsecured line of credit totaled $160,000,000 at June 30, 2004, compared to $196,000,000 at December 31, 2003. Drawings on the revolving unsecured line of credit are available to fund our investment activities and general corporate purposes. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

We had a total of $848,000,000 in unsecured senior notes (excluding a basis adjustment of $456,000 from hedging activities) at June 30, 2004, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
July 2005	$18,000,000	4.30%
March 2007	150,000,000	5.95%
June 2007	50,000,000	7.20%
March 2009	50,000,000	3.58%
September 2009	150,000,000	5.75%
January 2011	250,000,000	7.45%
February 2013	130,000,000	7.13%
March 2014	50,000,000	4.70%

Total / Average Interest Rate	$848,000,000	6.36%

In addition, at June 30, 2004, we had mortgage indebtedness totaling $129,997,000 (excluding a basis adjustment of $738,000 from hedging activities) at an average interest rate of 5.84%, and remaining terms of from less than one year to six years.

As of June 30, 2004, we had total outstanding debt balances of approximately $1,279,000,000 and total outstanding consolidated shareholders’ equity and minority interests of approximately $1,019,000,000, representing a debt to total book capitalization ratio of 56%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants during the three and six months ended June 30, 2004 and 2003.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2004, such as scheduled debt repayments, construction funding and property acquisitions. At June 30, 2004, we had an estimated cost of $166,000,000 to complete existing construction in progress, with funding estimated from 2004 through 2007. Scheduled debt repayments through December 31, 2004 total approximately $1,153,000.

We manage joint venture investments that are recorded under the equity method of accounting with total assets of $41,996,000 as of June 30, 2004. These joint ventures carry debt totaling $19,100,000, none of which is guaranteed by us at June 30, 2004.

During the first quarter of 2004, we filed a new shelf registration statement with the Securities and Exchange Commission under which we may issue up to $700,000,000 of securities including debt, convertible debt, common stock and preferred stock. Depending upon market conditions, we may issue securities under this or under future shelf registration statements. Proceeds from these issuances may be used for general corporate purposes, including investing in additional multifamily communities, funding development activities, capital expenditures, redemption of securities, increasing our working capital and repaying indebtedness. Pending the application of the net proceeds, we may invest the proceeds in investment-grade, interest-bearing securities or temporarily reduce borrowings under our revolving unsecured line of credit.

Our Board of Directors has authorized the repurchase of our common stock in an amount up to $60,000,000. The timing of repurchase activity is dependent upon the market price of our shares, and other market conditions and factors. As of June 30, 2004, we had cumulatively repurchased a total of approximately $51,100,000 of common stock, representing 1,785,600 shares at an average purchase price of $28.64 per share. No shares were repurchased during the six months ended June 30, 2004.

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

In accordance with SFAS No. 144, our investments in real estate are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of values are based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimated fair value is warranted.

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

Derivatives and Hedging Activities

We use derivative financial instruments in the normal course of business with the objective of lowering our overall borrowing costs. As of June 30, 2004, we had four interest rate swap agreements with a notional value aggregating approximately $49,500,000, which are used to attain a floating rate of interest on a portion of our fixed rate debt, maturing in 2005. These derivatives qualify for hedge accounting. A third party values the instruments. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

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

Consolidation

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities- an interpretation of ARB No. 51,” which was revised in December 2003 (FIN 46). Under FIN 46, a variable interest entity (“VIE”) is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity’s equity holders as a group either: (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity if they occur or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to FIN 46, the enterprise that is deemed to absorb a majority of the expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46.

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

COMMUNITIES	Proposed Number of Units	Cost Incurred to Date		Estimated Total Cost	Estimated Balance to Complete	Estimated Completion Date (1)
(Dollar amounts in millions)
Directly owned construction
Pinnacle Westridge Valencia, CA	234	$40.4		$43.3	$2.9	3Q/2004
Pinnacle at Talega II San Clemente, CA	110	19.8		20.7	0.9	3Q/2004
Pinnacle at Chino Hills Chino Hills, CA	208	16.5		38.6	22.1	4Q/2005
Pinnacle Bridgeport Santa Clarita, CA	188	15.1		40.5	25.4	3Q/2006
Pinnacle Towngate Moreno Valley, CA	268	7.6		39.1	31.5	3Q/2006
Pinnacle Orange Orange, CA	460	19.2		102.4	83.2	1Q/2007

Total construction in progress	1,468	$118.6	(2)	$284.6	$166.0

COMMUNITIES	Proposed Number of Units	Cost Incurred to Date	Estimated Total Cost	Estimated Construction Start
Land under development (3)
Pinnacle Pasadena Pasadena, CA	188	$12.2	$51.9	4Q/2004

Total land under development	188	$12.2	$51.9

(1)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.
(2)	Reflects all recorded costs incurred as of June 30, 2004, recorded on our consolidated balance sheet as “direct investments in real estate-construction in progress” and $25.0 million of costs for completed buildings located on properties listed above, reflected on our consolidated balance sheet as “direct investments in real estate - investments in rental properties.”
(3)	Land under development represents projects in various stages of predevelopment, development and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our consolidated balance sheet.

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our 2004 annual dividend on our common shares was maintained at the 2003 level of $1.95 per share. Total dividends paid to common shareholders for the six months ended June 30, 2004 and 2003 were $48,919,000 and $45,017,000, respectively. In addition, we paid $5,386,000 and $5,314,000 in aggregate dividends on our 8.50% Series A, 8.08% Series B and 6.75% Series C Cumulative Redeemable Preferred Stock during the six months ended June 30, 2004 and 2003, respectively.

Total distributions to minority members of our consolidated subsidiaries were $1,346,000 and $1,663,000 for the six months ended June 30, 2004 and 2003, respectively.

ITEM 3—Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2003. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2003.

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

As of June 30, 2004, the end of the quarter and six months covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

On April 14, 1997, we purchased Red Hawk Ranch Apartments, a 453-unit operating community in Fremont, California, from an unrelated third party developer. The community now requires extensive replacement work to correct damage we believe was caused by faulty workmanship during construction. On March 18, 2003, we filed suit in the Alameda County Superior Court against M.H. Podell Company, Inc. et al. to protect against statutes of limitation. We then commenced testing to determine the extent of the damage. Based upon the testing that has been performed to date, we have discovered that the exterior shell of each building at the community has been compromised. As a result, during second quarter 2004 we expanded the size and scope of the lawsuit.

Currently, we are working diligently to develop reasonable estimates for the costs associated with the replacement work, the expense of recovery through litigation and / or insurance claims, and the appropriate accounting treatment for such costs. There are considerable uncertainties that affect our ability to estimate the ultimate costs. Uncertainties include the exact nature and extent of the damage, the extent of required remediation, the varying costs of alternative legal strategies for addressing the issues, and the amount to be recovered, if any, through litigation and/or insurance claims.

We plan to commence replacement and repair work as soon as possible and expect to have the community restored during the next 12 to 15 months. We intend to pursue litigation against the third party contractor and certain related sub-contractors. We also plan to file insurance claims to cover costs associated with the damage caused by faulty workmanship.

While management expects that costs of remediation will exceed $10 million, and legal costs may exceed $2 million, due to the preliminary nature of the damage assessment, claims and litigation, it is not possible to predict or determine the outcome of legal actions, nor is it reasonably possible to accurately estimate the range of loss associated with the matter at this time.

As of June 30, 2004, other than the legal matter referenced above regarding Red Hawk Ranch, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on May 20, 2004, the Shareholders approved the three proposals noted below by the following votes:

		FOR		AGAINST	WITHHELD/ ABSTAINED
	No. of Shares	% of shares Voted for this item	% of outstanding	No. of Shares	No. of Shares
Proposal No. I Amending the Company’s current Articles of Incorporation to provide for the Company’s moving from a staggered board structure toward the election of all Directors annually.
	45,562,664	98%	91%	681,142	161,697

Proposal No. II Election of Directors for a one-year term:
Robert A. Fiddaman	46,042,366	99%	92%		351,137
Roger P. Kuppinger	45,838,389	99%	91%		537,114
Jeanne R. Myerson	46,020,461	99%	92%		355,042

Proposal No. III Ratification of Ernst & Young LLP as auditors for the year ended December 31, 2004:

	45,173,744	97%	90%	1,093,223	108,536

ITEM 5. Other Information.

None

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

11	Statement Re: Computation of Per Share Earnings

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

•	The registrant filed a Current Report on Form 8-K on April 15, 2004 with exhibits, pursuant to Items 12 and 7 of Form 8-K, in connection with its press release announcing its first quarter 2004 operating results.

•	The registrant filed a Current Report on Form 8-K on April 15, 2004, pursuant to Item 5 of Form 8-K, in connection with its first quarter 2004 operating results.

•	The registrant filed a Current Report on Form 8-K with exhibits on May 20, 2004, pursuant to Items 7 and 9 of Form 8-K, in connection with a slide show presentation to be presented at an industry conference.

•	The registrant filed a Current Report on Form 8-K with exhibits on May 24, 2004, pursuant to Item 5 of Form 8-K, in connection with the registrant’s first quarter dividend announcement.

•	The registrant filed a Current Report on Form 8-K with exhibits on June 7, 2004, pursuant to Items 7 and 9 of Form 8-K, in connection with a slide show presentation to be presented at an industry conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.
(Registrant)

Dated: July 30, 2004	/S/ Edward F. Lange, Jr.
Edward F. Lange, Jr.
Executive Vice President,
Chief Financial Officer and Secretary