Form 10-Q/A
period 2003-06-30
BRE PROPERTIES INC /MD/
filed 2004-11-08
CIK 1011174

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO FORM 10-Q

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to Form 10-Q of BRE Properties, Inc., for the quarter ended June 30, 2003 incorporates revisions to historical financial data and related descriptions. This amendment is not intended to update other information presented in this report as originally filed, except where specifically noted. We are not required to and we have not updated any forward-looking statements previously included in the Form 10-Q. Restated financial statements are also included in our Form 10-Q/A for the quarter ended September 30, 2003 and in our form 10-Q for the quarter ended September 30, 2004, both filed on November 8, 2004.

We reassessed the application of FASB Statement of Financial Accounting Standard No. 5 and concluded that the legal settlement charges with respect to the Pinnacle at MacArthur litigation and the application fee litigation reported in the third quarter 2003 should have been reported in the second quarter 2003, and this Amendment No. 1 restates our consolidated financial statements accordingly. This amendment No. 1 is being filed to amend and restate the items described below contained in the above referenced Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2003. This amendment amends Part I, Item 1, Financial Statements; Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations; Part I, Item 4, Controls and Procedures; Part II, Item 1, Leal Proceedings; Part II, Item 2, Changes in Securities and Use of Proceeds; and Part II, Item 6 for the following purposes:

•	To amend Part I, Item 1, Financial Statements, to restate our unaudited consolidated financial statements and the related notes, as more fully described in Note A to our restated consolidated financial statements, and to separately classify Partnership income from Other income;

•	To amend Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to take into account the effects of the restatement, and to separately classify Partnership income from Other income;

•	To amend Part I, Item 4, Controls and Procedures, to reflect the matters discussed above;

•	To amend Part II, Item 1, Legal Proceedings, to provide additional information regarding the proceedings that gave rise to the expenses described in Note A to our consolidated financial statements;

•	To amend Part II, Item 2, Changes in Securities and Use of Proceeds, to revise the title of the Item to conform to the new Form 10-Q requirements;

•	To amend Part II, Item 6, Exhibits and Reports on Form 8-K, to revise the title of the Item to conform to the new Form 10-Q requirements and to remove subsection (b) of the Item, in conformity with the new Form 10-Q requirements.

BRE Properties, Inc.

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q/A

June 30, 2003

		Page No.

PART I	FINANCIAL INFORMATION

	ITEM 1:
	Consolidated balance sheets – June 30, 2003 (unaudited)(restated) and December 31, 2002	2

	Consolidated statements of income (unaudited)(restated) – three months ended June 30, 2003 and 2002	3

	Consolidated statements of income (unaudited)(restated) – six months ended June 30, 2003 and 2002	4

	Consolidated statements of cash flows (unaudited)(restated) – six months ended June 30, 2003 and 2002	5

	Condensed notes to consolidated financial statements (unaudited)	6-11

	ITEM 2:
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-23

	ITEM 3:
	Quantitative and Qualitative Disclosures about Market Risk	23-24

	ITEM 4:
	Controls and Procedures	24-26

PART II	OTHER INFORMATION

	ITEM 1:
	Legal Proceedings	27

	ITEM 2:
	Unregistered Sales of Equity Securities and Use of Proceeds	27

	ITEM 3:
	Defaults Upon Senior Securities	27

	ITEM 4:
	Submission of Matters to a Vote of Security Holders	28

	ITEM 5:
	Other Information	28

	ITEM 6:
	Exhibits	28

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements

BRE Properties, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	June 30, 2003	December 31, 2002
	(unaudited)
	(Restated)
Assets

Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,151,237	$2,143,960
Construction in progress	59,736	90,675
Less: accumulated depreciation	(213,733)	(198,292)

	1,997,240	2,036,343

Equity interests in and advances to real estate joint ventures-Investments in rental properties	10,557	10,761
Land under development	16,141	14,574

Total real estate portfolio	2,023,938	2,061,678

Cash	99	893
Other assets	49,300	46,142

Total assets	$2,073,337	$2,108,713

Liabilities and Shareholders’ Equity

Liabilities:
Unsecured senior notes	$764,474	$774,570
Mortgage loans	137,196	218,194
Unsecured line of credit	125,000	181,000
Secured line of credit	100,000	—
Accounts payable and accrued expenses	42,945	38,618

Total liabilities	1,169,615	1,212,382

Minority interests	44,734	45,147

Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized. 2,150,000 shares 8.5% Series A Cumulative Redeemable issued and outstanding, $25 liquidation preference; 3,000,000 shares 8.08% Series B Cumulative Redeemable issued and outstanding, $25 liquidation preference.	128,750	128,750
Common stock, $0.01 par value; 100,000,000 shares authorized. Shares issued and outstanding: 46,234,055 at June 30, 2003 and 45,870,723 at December 31, 2002.	462	459
Additional paid-in capital	691,580	683,733
Accumulated net income in excess of cumulative dividends	41,070	41,425
Stock purchase loans to executives	(2,874)	(3,183)

Total shareholders’ equity	858,988	851,184

Total liabilities and shareholders’ equity	$2,073,337	$2,108,713

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,
	2003	2002
	(Restated)
Revenues
Rental income	$64,692	$60,647
Ancillary income	2,984	2,762

Total revenues	67,676	63,409

Expenses
Real estate	19,764	17,768
Provision for depreciation	12,981	10,878
Interest	15,306	13,431
General and administrative	2,917	2,410
Other expenses	7,305	—

Total expenses	58,273	44,487

Other income	153	247
Income before minority interests, partnership income and discontinued operations	9,556	19,169
Minority interests in income from consolidated subsidiaries	(830)	(954)
Partnership income	235	1,110

Income from continuing operations	8,961	19,325
Discontinued operations:
Gain on sale	13,511	—
Discontinued operations, net	229	1,420

Income from discontinued operations	13,740	1,420
Net Income	22,701	20,745
Dividends attributable to preferred stock	2,657	1,308

Net income available to common shareholders	$20,044	$19,437

Net income per outstanding common share-basic:
Income from continuing operations	$0.13	$0.39
Income from discontinued operations	0.30	0.03

Net income per share – basic	$0.43	$0.42

Net income per outstanding common share-assuming dilution:
Income from continuing operations	$0.13	$0.39
Income from discontinued operations	0.30	0.03

Net income per share – assuming dilution	$0.43	$0.42

Weighted average common shares outstanding – basic	46,100	45,950

Weighted average common shares outstanding – assuming dilution	46,460	48,080

Dividends declared and paid per common share	$0.4875	$0.4875

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Six Months Ended June 30,
	2003	2002
	(Restated)
Revenues
Rental income	$128,196	$119,506
Ancillary income	5,841	5,346

Total revenues	134,037	124,852

Expenses
Real estate	39,160	34,596
Provision for depreciation	25,811	20,884
Interest	29,747	26,264
General and administrative	5,600	4,613
Other expenses	7,305	—

Total expenses	107,623	86,357

Other income	581	462
Income before minority interests, partnership income and discontinued operations	26,995	38,957
Minority interests in income from consolidated subsidiaries	(1,654)	(1,923)
Partnership income	551	2,185

Income from continuing operations	25,892	39,219
Discontinued operations:
Gain on sales	23,147	—
Discontinued operations, net	936	2,866

Income from discontinued operations	24,083	2,866

Net Income	49,975	42,085
Dividends attributable to preferred stock	5,314	2,450

Net income available to common shareholders	$44,661	$39,635

Net income per outstanding common share-basic:
Income from continuing operations	$0.45	$0.80
Income from discontinued operations	0.52	0.06

Net income per share – basic	$0.97	$0.86

Net income per outstanding common share-assuming dilution:
Income from continuing operations	$0.44	$0.80
Income from discontinued operations	0.52	0.06

Net income per share – assuming dilution	$0.96	$0.86

Weighted average common shares outstanding – basic	46,025	45,895

Weighted average common shares outstanding – assuming dilution	46,315	47,960

Dividends declared and paid per common share	$0.975	$0.975

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Six Months Ended June 30,
	2003	2002
	(Restated)
Cash flows from operating activities:
Net income	$49,975	$42,085
Adjustments to reconcile net income to net cash flows generated by operating activities:
Gain on sales	(23,147)	—
Income from investments in unconsolidated entities	(551)	(1,110)
Provision for depreciation	25,811	20,884
Depreciation from discontinued operations	306	1,480
Minority interests in income from consolidated subsidiaries	1,654	1,923
(Increase) decrease in other assets	(352)	3,190
Increase in accounts payable and accrued expenses	4,327	3,814

Net cash flows generated by operating activities	58,023	72,266

Cash flows from investing activities:
Proceeds from sales of investments, net	71,482	—
Multifamily communities purchased	—	(74,626)
Multifamily communities purchased from joint venture partners	—	(56,510)
Capital expenditures	(5,110)	(3,784)
Rehabilitation expenditures and other	(3,348)	(3,196)
Additions to direct investment - construction in progress	(25,636)	(31,722)
Advances to unconsolidated joint ventures for construction in progress	—	(14,111)
Reimbursements of construction in progress from unconsolidated joint ventures	—	3,240
Additions to land under development	(1,567)	(8,807)
Investment in and advances to internet business	—	(728)
Distributions from unconsolidated entities	643	651

Net cash flows generated by (used in) investing activities	36,464	(189,593)

Cash flows from financing activities:
Issuance of unsecured senior notes, net	—	149,005
Principal payments on unsecured senior notes and mortgage loans	(91,032)	(27,498)
Lines of credit:
Advances	201,000	263,000
Repayments	(157,000)	(291,000)
Fees	(4,011)	—
Proceeds from preferred stock offering	—	72,637
Dividends paid	(50,331)	(47,098)
Repurchase of common shares	(724)	(1,826)
Proceeds from exercises of stock options, net	8,480	3,065
Distributions to minority interests in consolidated subsidiaries	(1,663)	(1,973)

Net cash flows (used in) generated by financing activities	(95,281)	118,312

(Decrease) increase in cash	(794)	985
Balance at beginning of period	893	3,892

Balance at end of period	$99	$4,877

Supplemental disclosure of non cash activities:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$56,575	$42,128

Transfers of land under development to direct investments in real estate – construction in progress	$—	$12,469

(Decrease) increase in carrying value of debt attributed to hedging activities	$(62)	$1,500

Minority interest unit conversions to common shares	$404	$604

Transfer of real estate joint ventures-investment in rental properties to direct investments in real estate – investments in rental properties	$—	$52,209

Secured debt assumed related to transfer of real estate joint ventures-investment in rental properties to direct investment	$—	$22,218

See condensed notes to unaudited consolidated financial statements.

CONDENSED	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2003

NOTE A - RESTATEMENT

During the third quarter of 2003, but prior to the filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2003, BRE and the other parties involved in a dispute regarding BRE’s investment in the Pinnacle at MacArthur joint venture and a class action application fee lawsuit reached verbal settlement agreements or other acknowledgements. Based upon management’s judgment of the relevant facts at that time, including the fact that no settlement documents had been prepared or negotiated, BRE determined that it would not be appropriate to record the approximately $7.3 million ($0.16 per diluted share) of settlement charges, including legal fees, in the second quarter. Following negotiation and execution of the settlement documents, BRE recorded the charges in the third quarter of 2003 as Other expenses on the consolidated statement of income.

In October, 2004, management determined that pursuant to FASB Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”), the charges could have been deemed probable and estimable prior to the filing of the second quarter 2003 Form 10-Q and thus should have been recorded in the quarterly financial results for the period ended June 30, 2003. Accordingly, on October 8, 2004, management concluded that our interim financial statements for the quarters ended June 30, 2003 and September 30, 2003 should be restated to record the charges in the second quarter of 2003. We have filed amendments to our quarterly reports on Form 10-Q for the quarters ended June 30, 2003 and September 30, 2003 for that purpose.

NOTE B – BASIS OF PRESENTATION

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

NOTE C – REPORTABLE SEGMENTS

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

	Three months ended June 30,
(amounts in thousands)	2003 (Restated)	2002
Net income available to common shareholders, as reported	$20,044	$19,437
Interest	15,306	13,678
Provision for depreciation	12,981	11,607
Minority interests in income from consolidated subsidiaries	830	954
(Gain) on sale	(13,511)	—
Dividends attributable to preferred stock	2,657	1,308
General and administrative	2,917	2,410
Other expenses	7,305	—

Net operating income	$48,529	$49,394

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

NOTE D – ACCOUNTING POLICY UPDATE

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

	Three months ended June 30,
(dollar amounts in thousands, except per share data)	2003 (Restated)	2002
Net income available to common shareholders, as reported	$20,044	$19,437
Add: Stock-based compensation expense included in reported net income	100	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(812)	(1,279)

Pro forma net income	$19,332	$18,158

Earnings per share:
Basic-as reported	$0.43	$0.42
Basic-pro forma	$0.42	$0.40
Diluted-as reported	$0.43	$0.42
Diluted-pro forma	$0.42	$0.39

	Six months ended June 30,
(dollar amounts in thousands, except per share data)	2003 (Restated)	2002
Net income available to common shareholders, as reported	$44,661	$39,635
Add: Stock-based compensation expense included in reported net income	200	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(2,214)	(2,708)

Pro forma net income	$42,647	$36,927

Earnings per share:
Basic-as reported	$0.97	$0.86
Basic-pro forma	$0.93	$0.80
Diluted-as reported	$0.96	$0.86
Diluted-pro forma	$0.92	$0.80

The effect of pro forma application of SFAS 123 is not necessarily representative of the effect on consolidated net income for future periods.

NOTE E – LINES OF CREDIT

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

NOTE F– DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

NOTE G – DISCONTINUED OPERATIONS

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

NOTE H – NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE I - LEGAL MATTERS

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

On April 1, 2002, the third party brought litigation against BRE in the United States District Court for the Central District of California, Santa Ana Division. The lawsuit seeks specific performance of the agreement or, in the alternative, damages. BRE filed a counterclaim for a declaration that it was not, in fact, obligated to enter into the transaction under the terms demanded by the third party. Subsequent to June 30, 2003, BRE and the third party reached a tentative agreement in principle to settle the lawsuit. Under the terms of the settlement agreement, BRE will pay the third party $6,500,000 and retain full ownership of the asset. The tentative agreement is subject to negotiation and execution of a settlement agreement that contains terms satisfactory to both parties. Under the provisions of FAS 5, Accounting for Contingencies, the settlement payment and related legal costs are deemed probable and estimable and have therefore been accrued as of June 30, 2003.

BRE is also involved in litigation regarding a class action lawsuit that was brought against the company with respect to application fees charged residents from August 1998 to August 2003. In consultation with legal counsel, and based on exposure analysis received from a third party consultant, BRE has determined that liability under this matter is probable and estimable at approximately $675,000.

The combined estimated settlement amounts, legal fees and related expenses for both suits aggregate $7,305,000 and are reported as a Other expenses on the consolidated statement of income.

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

Forward-Looking Statements

In addition to historical information, we have made forward-looking statements in this report on Form 10-Q/A. These forward-looking statements pertain to, among other things, our capital resources, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties. You should not rely on these statements as predictions of future events because there is no assurance that the events or circumstances reflected in the statements can be achieved or will occur. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect or imprecise or incapable of being realized. The following factors, among others, could affect actual results and future events: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to successfully integrate acquired properties and operations, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code as of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends upon economic trends, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors. Do not rely solely on forward-looking statements, which only reflect management’s analysis. We assume no obligation to update forward-looking statements.

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

Derivatives and Hedging Activities

We use derivative financial instruments in the normal course of business with the objective of lowering our overall borrowing costs. As of June 30, 2003, we had five interest rate swap agreements with a notional value aggregating $65,481,000 that are used to attain a floating rate of interest on a portion of our fixed rate debt, maturing in 2004 and 2005. These derivatives qualify for hedge accounting as discussed in Note F to our June 30, 2003 unaudited consolidated financial statements. We record the instruments at values obtained from third parties. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

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

As of June 30, 2003, we had total outstanding debt balances of approximately $1,127,000,000 and total outstanding consolidated shareholders’ equity and minority interests of approximately $904,000,000 (restated), representing a debt to total book capitalization ratio of 55%.

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

We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may issue up to $700,000,000 of securities, including debt securities, common stock and preferred stock. Our $300,000,000 aggregate principal amount of note issuances in 2002 and our $75,000,000 preferred stock offering in June of 2002 reduced the amount available for future issuances under this registration statement to $325,000,000. Depending upon market conditions, we may issue additional securities under this or under future shelf registration statements. Proceeds form these issuances may be used to fund investments in multifamily communities, and for permanent financing of investments initially funded through temporary borrowings under our revolving lines of credit. In addition proceeds may be used for other general corporate purposes, including development activities, capital expenditures, increasing our working capital and to repay indebtedness. Pending the application of the net proceeds, we may invest the proceeds in investment-grade, interest-bearing securities. In 2001, we commenced a medium-term note program for the possible issuance, from time to time, of up to $300,000,000 of medium term notes as part of our shelf registration. No such notes have yet been issued under the program.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2003 and 2002

Revenues

Total revenues were $68,064,000 for the three months ended June 30, 2003, compared to $64,766,000 for the same period in 2002, excluding revenues from discontinued operations. The increase in total revenues was generated from communities acquired and developed after March 31, 2002, which we would define as our “non same-store” communities. During the 15 months subsequent to March 31, 2002, we acquired four communities, completed the construction of three wholly owned communities and consolidated our interests in five communities that we developed and operated, and were subject to joint venture arrangements. The increase in revenues generated from non same-store communities has been partially offset by reductions in revenues from our same-store portfolio and partnership and other income. The year over year decrease in same-store revenue is attributable to a 6% reduction in average monthly rents, from $1,135 for the quarter ended June 30, 2002, to $1,064 for the quarter ended June 30, 2003. The decrease in partnership income is due to the consolidation of our interest in five of the seven joint ventures that were operating during the second quarter of 2002.

A summary of the components of revenues for the quarters ended June 30, 2003 and 2002 follows (dollar amounts in thousands):

	Three months ended June 30, 2003		Three months ended June 30, 2002		% Change from 2003 to 2002
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Same-store	$58,324	86%	$60,491	93%	(4%)
Non Same-store	9,352	14%	2,918	5%	220%
Partnership income	235	-%	1,110	2%	(79%)
Other income	153	-%	247	-%	(38%)

Total revenues	$68,064	100%	$64,766	100%	5%

Multifamily communities’ average physical occupancy rates for the quarters ended June 30, 2003 and 2002 were as follows:

	2003	2002
Multifamily: Same-store	95%	94%
Multifamily: All	93%	94%

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

A summary of the categories of real estate expense for the three months ended June 30, 2003 and 2002 follows (dollar amounts in thousands):

	Three months ended June 30, 2003		Three months ended June 30, 2002		% Change from 2002 to 2003
	Expense	% of Total Revenues	Expense	% of Total Revenues
Same-store	$16,863		$16,993		-1%
Non same-store	2,901		775		274%

Total real estate expenses	$19,764	29.0%	$17,768	27.4%	11%

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

Other expenses (restated)

Other expenses in the second quarter of 2003 represent estimated legal settlement charges related to the Pinnacle at MacArthur joint venture dispute and the class action suit related to application fees charged to residents. Subsequent to June 30, 2003, we reached a tentative agreement in principle to settle litigation with an unrelated third party regarding the Pinnacle at MacArthur Place joint venture agreement. Under the terms of the settlement agreement, we will pay the third party $6,500,000 and retain full ownership of the asset. The tentative agreement is subject to negotiation and execution of a settlement agreement that contains terms satisfactory to both parties. We are also involved in litigation regarding a class action lawsuit that was brought against us with respect to application fees charged residents from August 1998 to August 2003, and have determined our estimated liability relating to this matter is approximately $675,000. The combined estimated settlement amounts, legal fees and related expenses for both suits aggregate $7,305,000 and are reported as a Other expenses on the consolidated statement of income, as restated.

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

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended June 30, 2003 was $20,044,000(restated), or $0.43(restated) per diluted share, as compared with $19,437,000, or $0.42 per diluted share, for the comparable period in 2002.

Comparison of the Six Months Ended June 30, 2003 and 2002

Revenues

Total revenues were $135,169,000 for the six months ended June 30, 2003, compared to $127,499,000 for the same period in 2002, excluding revenues from discontinued operations. The increase in total revenues was generated from communities acquired and developed after December 31, 2001, which we would define as our “non same-store” communities. During the 18 months subsequent to December 31, 2002, we acquired four communities, completed the construction of four wholly owned communities and consolidated our interests in five communities that we developed and operated, and were subject to joint venture arrangements. The increase in revenues generated from non same-store communities has been partially offset by reductions in revenues from our same-store portfolio and partnership and other income. The year over year decrease in same-store revenue is attributable to a 6% reduction in average monthly rents, from $1,133 for the six months ended June 30, 2002, to $1,063 for the six months ended June 30, 2003. The decrease in partnership income is due to the consolidation of our interest in five of the seven joint ventures that were operating during the six months ended June 30, 2002.

A summary of the components of revenues for the six months ended June 30, 2003 and 2002 follows (dollar amounts in thousands):

	Six months ended June 30, 2003		Six months ended June 30, 2002		% Change from 2003 to 2002
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Same-store	$114,688	85%	$120,409	94%	(5)%
Non Same-store	19,349	14%	4,443	4%	335%
Partnership income	551	-%	2,185	2%	(75)%
Other income	581	1%	462	-%	26%

Total revenues	$135,169	100%	$127,499	100%	6%

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

A summary of the categories of real estate expense for the six months ended June 30, 2003 and 2002 follows (dollar amounts in thousands):

	Six months ended June 30, 2003		Six months ended June 30, 2002		% Change from 2002 to 2003
	Expense	% of Total Revenues	Expense	% of Total Revenues
Same-store	$33,318		$33,366		-%
Non same-store	5,842		1,230		375%

Total real estate expenses	$39,160	29.0%	$34,596	27.1%	13%

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

Other expenses (restated)

Other expenses in the six months ended June 30, 2003 represent estimated legal settlement charges related to the Pinnacle at MacArthur joint venture dispute and the class action suit related to application fees charged to residents. Subsequent to June 30, 2003, we reached a tentative agreement in principle to settle litigation with an unrelated third party regarding the Pinnacle at MacArthur Place joint venture agreement. Under the terms of the settlement agreement, we will pay the third party $6,500,000 and retain full ownership of the asset. The tentative agreement is subject to negotiation and execution of a settlement agreement that contains terms satisfactory to both parties. We are also involved in litigation regarding a class action lawsuit that was brought against us with respect to application fees charged residents from August 1998 to August 2003, and have determined our estimated liability relating to this matter is approximately $675,000. The combined estimated settlement amounts, legal fees and related expenses for both suits aggregate $7,305,000 and are reported as a Other expenses on the consolidated statement of income, as restated.

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

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the six months ended June 30, 2003 was $44,661,000(restated), or $0.96(restated) per diluted share, as compared with $39,635,000, or $0.86 per diluted share, for the comparable period in 2002.

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

COMMUNITIES (Dollar amounts in millions)	Proposed Number of Units	Estimated Total Cost	Cost Incurred to Date	Estimated Balance to Complete	Estimated Completion Date (1)

Direct Investment
Pinnacle at Fullerton Fullerton, CA	192	$43.8	$28.3	$15.5	1Q/2004
Pinnacle Westridge Valencia, CA	234	42.7	20.8	21.9	2Q/2004
Pinnacle at Talega II San Clemente, CA	110	20.4	10.6	9.8	2Q/2004

Total CIP	536	$106.9	$59.7	$47.2

Land under development (2)
Pinnacle Pasadena Pasadena, CA	188		$9.2
Pinnacle at Chino Hills Chino Hills, CA	208		6.9

Total land under development	396		$16.1

(1)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which can change based on several factors, including construction delays and the inability to obtain necessary public approvals.
(2)	Land under development represents projects in various stages of predevelopment, development and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our consolidated balance sheet.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk.

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

Table of Interest Rate Swaps:

Maturity	Notional Amount (in thousands)	Fixed Interest Rate on Debt	Fixed Rate Received on SWAP	Variable Rate Paid on SWAP	Effective Interest Rate on Debt
March 2004	$15,000	7.44%	(3.94%)	1.33%	4.83%
February 2005	10,961	7.00%	(4.45%)	1.33%	3.88%
July 2005	10,659	7.36%	(4.64%)	1.33%	4.05%
July 2005	18,000	7.88%	(4.70%)	1.32%	4.50%
October 2005	10,861	7.30%	(4.78%)	1.32%	3.84%

	$65,481	7.45%	(4.49%)	1.33%	4.29%

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

During the third quarter of 2003, but prior to the filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2003, BRE and the other parties involved in a dispute regarding BRE’s investment in the Pinnacle at MacArthur joint venture and a class action application fee lawsuit reached verbal settlement agreements or other acknowledgements. Based upon management’s judgment of the relevant facts at that time, including the fact that no settlement documents had been prepared or negotiated, BRE determined that it would not be appropriate to record the approximately $7.3 million of settlement charges, including legal fees, in the second quarter. Following negotiation of the settlement for the class action suit and execution of the settlement documents for the Pinnacle at MacArthur litigation, BRE recorded the charges in the third quarter of 2003 as Other expenses.

During an interim review of our results of operations for the third quarter of 2004, our independent public accountants, Ernst & Young LLP, reviewed with us management’s decision to record the $7.3 million of settlement charges during the third quarter of 2003 rather than the second quarter of 2003. Following those discussions, management determined that pursuant to FASB Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”), the charges could have been deemed probable and estimable prior to the filing of the second quarter 2003 Form 10-Q and thus should have been recorded in the quarterly financial results for the period ended June 30, 2003. Accordingly, on October 8, 2004, management concluded that our interim financial statements for the quarters ended June 30, 2003 and September 30, 2003 should be restated to record the charges in the second quarter of 2003 and we have filed amendments to our quarterly reports on Form 10-Q for the quarters ended June 30, 2003 and September 30, 2003 for that purpose.

In Auditing Standard No. 2, the Public Company Accounting Oversight Board has defined a “significant deficiency” in internal control over financial reporting as “a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.” In the same auditing standard the Public Company Accounting Oversight Board has defined a “material weakness” in internal control over financial reporting as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The Public Company Accounting Oversight Board has also stated that each of the restatement of previously issued financial statements to reflect the correction of a misstatement, and the identification by the auditor of a material misstatement in a financial statement in the current period that was not initially identified by the company’s internal control over financial reporting is a “significant deficiency” and a “strong indicator” of a material weakness. For the reasons described below, management has concluded that the control issues implicated in the decision initially to recognize the settlement-related charges in the third quarter of 2003 rather than the second quarter of 2003 constitute a significant deficiency but do not constitute a material weakness.

Under the provisions of FAS 5, a contingent liability must be recorded in the period when it is determined to be probable and estimable. Prior to the filing of our quarterly report on Form 10-Q for the second quarter 2003, management initially determined that liability under the class action suit was not estimable because the mediation hearing had not yet taken place. Prior to the filing of our quarterly report on Form 10-Q for the second quarter 2003, management initially determined that while a range of loss was estimable, settlement of the Pinnacle at MacArthur matter was only reasonably possible under FAS 5, meaning that the probability of the settlement being finalized was more than remote but less than likely. This determination was based on the acrimonious nature of the relationship between BRE and the opposing parties, as well as the uncertainty surrounding the terms and results of negotiation of final settlement agreement since at the filing date of our quarterly report on Form 10-Q for the second quarter 2003, drafts of written settlement agreements had not been prepared. If negotiations regarding the written settlement agreements had not been successfully completed by mid-September as ordered in the dispute mediation process, the Pinnacle at MacArthur matter would have proceeded to trial, resulting in a different range of loss and period recognition.

Under FAS 5, when a contingency is determined to be reasonably possible, disclosure is required but recognition of the loss or expense in the financial statements is not required. Management gave extensive consideration to the question of whether to disclose or recognize the liabilities in the second quarter of 2003 and the ultimate decision to disclose the Pinnacle at MacArthur liability was subjected to various levels of internal review and approval prior to the filing of the quarterly report on Form 10-Q for the second quarter 2003. We made full disclosure of the relevant facts related to the Pinnacle at MacArthur matter in our second quarter 2003 Form 10-Q, which was filed August 13, 2003. The Pinnacle at MacArthur settlement agreement was negotiated during the third quarter of 2003 and executed on September 15, 2003, and we recorded the settlement expenses of approximately $6,630,000 in our third quarter 2003 financial statements. The class action fee suit was also settled during the third quarter, at which time the related expense of approximately $675,000 was recorded.

Upon subsequent review of this decision with Ernst & Young during the third quarter of 2004 in light of the provisions of FAS 5 and Statement of Auditing Standards No. 1, Section 560,

management determined that both settlements could have been deemed estimable and probable, or likely to occur, prior to the filing of our quarterly report on Form 10-Q for the second quarter of 2003, and therefore the expenses should have been recognized in the second quarter 2003 financial statements. Management therefore determined to restate our interim financial statements to recognize the expenses in the second quarter 2003 rather than the third quarter 2003.

Due to the nature of the facts and circumstances involved, particularly the application of judgment in deciding when to recognize the settlement costs under FAS 5, and based upon the level of internal analysis, review and approval of the decision to recognize the settlement charges in the third quarter of 2003, our Chief Executive Officer and Chief Financial Officer concluded that the circumstances that led to the 2003 interim period restatement did not constitute a material weakness in our internal control structure.

To enhance our ability to identify and record expenses in the appropriate periods, management, during October 2004, completed the implementation of specific procedures that maximize the level of detail regarding existing reviews, set earlier deadlines for written conclusions with respect to non-routine items or items requiring judgment, and improve the overall process for the review, evaluation and written documentation of significant non-routine expenses. Management believes these measures have remediated the significant deficiency.

As of June 30, 2003, the end of the quarter and six month period covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2003.

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

On April 1, 2002, the third party brought litigation against us in the United States District Court for the Central District of California, Santa Ana Division. The lawsuit seeks specific performance of the agreement or, in the alternative, damages. BRE filed a counterclaim for a declaration that it was not, in fact, obligated to enter into the transaction under the terms demanded by the third party. Subsequent to June 30, 2003, BRE and the third party have reached a tentative agreement in principle to settle the lawsuit. Under the terms of the settlement agreement, BRE will pay the third party $6,500,000 and retain ownership of the asset. The tentative agreement is subject to negotiation and execution of a settlement agreement that contains terms satisfactory to both parties.

BRE is also involved in litigation regarding a class action lawsuit that was brought against the company with respect to application fees charged residents from August 1998 to August 2003. As of June 30, 2003, in consultation with legal counsel, and based on exposure analysis received from a third party consultant, BRE has determined that liability under this matter is probable and estimable.

The combined estimated settlement amounts, legal fees and related expenses for both suits aggregate $7,305,000 and are reported as a Other expenses on the consolidated income statement.

As of June 30, 2003, other than the legal matters referenced above, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM	2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM	3. Defaults upon Senior Securities

None

ITEM	4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 22, 2003, the Shareholders elected three directors for three-year terms by the following votes:

		FOR		AGAINST	WITHHELD/ ABSTAINED
	No. of Shares	% of shares Voted for this item	% of outstanding	No. of Shares	No. of Shares
Proposal No. I Election of Class III Directors:

William E. Borsari	33,433,315	99%	73%	—	291,416
Edward E. Mace	32,489,735	96%	71%	—	1,234,996
Frank C. McDowell	33,278,731	99%	72%	—	446,000

Proposal No. II Approval of the Second Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan:

	30,798,973	91%	67%	2,624,075	301,683

Proposal No. III Ratification of Ernst & Young LLP as auditors for the year ended December 31, 2003:

	33,532,479	99%	73%	106,775	85,477

ITEM 5. Other Information

None.

ITEM 6. Exhibits

11	Statement Re: Computation of Per Share Earnings

12	Other Exhibits –Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.
(Registrant)

Dated: November 5, 2004	/s/ Edward F. Lange, Jr.
Edward F. Lange, Jr.
Executive Vice President,
Chief Financial Officer and Secretary