Form 10-Q/A
period 2003-09-30
BRE PROPERTIES INC /MD/
filed 2004-11-08
CIK 1011174

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to Form 10-Q of BRE Properties, Inc., for the quarter ended September 30, 2003 incorporates certain revisions to historical financial data and related descriptions. This amendment is not intended to update other information presented in this report as originally filed, except where specifically noted. We are not required to and we have not updated any forward-looking statements previously included in the Form 10-Q. Restated financial statements are also included in our Form 10-Q/A for the quarter ended June 30, 2003 and in our form 10-Q for the quarter ended September 30, 2004, both filed on November 8, 2004.

We reassessed the application of FASB Statement of Financial Accounting Standards No. 5 and concluded that the legal settlement charges with respect to the Pinnacle at MacArthur litigation and the application fee litigation reported in the third quarter 2003 should have been reported in the second quarter 2003, and this Amendment No. 1 restates our consolidated financial statements accordingly. This amendment No. 1 is being filed to amend and restate the items described below contained in the above referenced Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2003. This amendment amends Part I, Item 1, Financial Statements; Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations; Part I, Item 4, Controls and Procedures; Part II, Item 1, Leal Proceedings; Part II, Item 2, Changes in Securities and Use of Proceeds; and Part II, Item 6 for the following purposes:

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

September 30, 2003

PART I FINANCIAL INFORMATION

ITEM 1 – Financial Statements

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

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,
	2003	2002
	(Restated)
Revenues
Rental income	$66,140	$63,603
Ancillary income	3,114	2,913

Total revenues	69,254	66,516

Expenses
Real estate	21,799	19,095
Provision for depreciation	13,381	11,606
Interest	14,895	14,206
General and administrative	2,201	2,976

Total expenses	52,276	47,883

Other income	352	155
Income before net gains on investments, minority interests, partnership income and discontinued operations	17,330	18,788
Net gains on investments	—	4,862
Minority interests in income from consolidated subsidiaries	(823)	(960)
Partnership income	175	872

Income from continuing operations	16,682	23,562
Discontinued operations:
Gain on sale	—	—
Discontinued operations, net	—	1,484

Income from discontinued operations	—	1,484

Net Income	16,682	25,046
Dividends attributable to preferred stock	2,657	2,657

Net income available to common shareholders	$14,025	$22,389

Net income per outstanding common share-basic:
Income from continuing operations	$0.30	$0.46
Income from discontinued operations	—	0.03

Net income per share – basic	$0.30	$0.49

Net income per outstanding common share-assuming dilution:
Income from continuing operations	$0.30	$0.45
Income from discontinued operations	—	0.03

Net income per share – assuming dilution	$0.30	$0.48

Weighted average common shares outstanding – basic	46,565	45,910

Weighted average common shares outstanding – assuming dilution	47,040	47,860

Dividends declared and paid per common share	$0.4875	$0.4875

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Nine Months Ended September 30,
	2003	2002
Revenues
Rental income	$194,336	$183,107
Ancillary income	8,955	8,259

Total revenues	203,291	191,366

Expenses
Real estate	60,959	53,690
Provision for depreciation	39,192	32,490
Interest	44,642	40,469
General and administrative	7,800	7,589
Other expenses	7,305	—

Total expenses	159,898	134,238

Other income	933	618
Income before net gains on investments, minority interests, partnership income and discontinued operations	44,326	57,746
Net gains on investments	—	4,862
Minority interests in income from consolidated subsidiaries	(2,477)	(2,883)
Partnership income	726	3,057

Income from continuing operations	42,575	62,782
Discontinued operations:
Gain on sales	23,147	—
Discontinued operations, net	936	4,349

Income from discontinued operations	24,083	4,349

Net Income	66,658	67,131
Dividends attributable to preferred stock	7,971	5,107

Net income available to common shareholders	$58,687	$62,024

Net income per outstanding common share-basic:
Income from continuing operations	$0.75	$1.26
Income from discontinued operations	0.52	0.09

Net income per share – basic	$1.27	$1.35

Net income per outstanding common share-assuming dilution:
Income from continuing operations	$0.75	$1.25
Income from discontinued operations	0.52	0.09

Net income per share – assuming dilution	$1.27	$1.34

Weighted average common shares outstanding – basic	46,205	45,895

Weighted average common shares outstanding – assuming dilution	46,555	47,920

Dividends declared and paid per common share	$1.4625	$1.4625

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$66,658	$67,131
Adjustments to reconcile net income to net cash flows generated by operating activities:
Gain on sales of discontinued operations	(23,147)	—
Net gain on sales of investments	—	(4,862)
Income from investments in unconsolidated entities	(726)	(3,057)
Provision for depreciation	39,192	32,490
Depreciation from discontinued operations	306	2,221
Minority interests in income from consolidated subsidiaries	2,477	2,883
Decrease in other assets	2,127	2,611
(Decrease) increase in accounts payable and accrued expenses	(7,611)	2,206

Net cash flows generated by operating activities	79,276	101,623

Cash flows from investing activities:
Proceeds from sales of investments, net	71,482	8,200
Multifamily communities purchased	(72,840)	(74,626)
Multifamily communities purchased from joint venture partners	—	(56,510)
Capital expenditures	(7,687)	(6,190)
Rehabilitation expenditures and other	(5,900)	(4,689)
Additions to direct investment in real estate- construction in progress	(39,338)	(49,073)
Advances to unconsolidated joint ventures for construction in progress	—	(17,865)
Reimbursements of construction in progress from unconsolidated joint ventures	—	13,753
Additions to land under development	(15,633)	(17,541)
Investment in and advances to Internet business	—	(810)
Distributions from unconsolidated entities	801	2,656

Net cash flows used in investing activities	(69,115)	(202,695)

Cash flows from financing activities:
Issuance of unsecured senior notes, net	—	297,407
Principal payments on unsecured senior notes and mortgage loans	(94,680)	(28,297)
Lines of credit:
Advances	243,000	313,000
Repayments	(181,000)	(468,000)
Fees	(4,011)	—
Proceeds from preferred stock offering, net	—	72,449
Proceeds from common equity offering, net	97,653	—
Dividends paid	(75,574)	(72,331)
Repurchase of common shares	(724)	(6,195)
Proceeds from exercises of stock options, net	10,515	3,977
Distributions to minority interests in consolidated subsidiaries	(2,487)	(2,958)

Net cash flows (used in) generated by financing activities	(7,308)	109,052

Increase in cash	2,853	7,980
Balance at beginning of period	893	3,892

Balance at end of period	$3,746	$11,872

Supplemental disclosure of non cash activities:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$57,247	$73,607

Transfers of land under development to direct investments in real estate– construction in progress	$6,899	$26,468

(Decrease) increase in carrying value of debt attributed to hedging activities	($624)	$3,591

Minority interest unit conversions to common shares	$1,598	$604

Transfer of real estate joint ventures-investment in rental properties to direct investments in real estate– investments in rental properties	$—	$52,209

Transfer of real estate joint ventures- construction in progress to real estate joint ventures– investments in rental properties	$—	$44,488

Secured debt assumed related to transfer of real estate joint ventures-investment in rental properties to direct investment	$—	$22,218

See condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2003

NOTE A – RESTATEMENT

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

NOTE B - BASIS OF PRESENTATION

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

A reconciliation of net income available to common shareholders to NOI for the three months ended September 30, 2003 and 2002 is as follows:

	Three months ended September 30,
(amounts in thousands)	2003	2002
	(Restated)
Net income available to common shareholders, as reported	$14,025	$22,389
Interest	14,895	14,454
Provision for depreciation	13,381	12,347
Minority interests in income from consolidated subsidiaries	823	960
(Gain) on investments	—	(4,862)
Dividends attributable to preferred stock	2,657	2,657
General and administrative	2,201	2,976

Net operating income	$47,982	$50,921

NOTE D – STOCK-BASED COMPENTSATION

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

	Three months ended September 30,
(amounts in thousands, except per share data)	2003	2002
	(Restated)
Net income available to common shareholders, as reported	$14,025	$22,389
Add: Stock-based compensation expense included in reported net income	100	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(578)	(1,202)

Pro forma net income	$13,547	$21,187

Earnings per share:
Basic-as reported	$0.30	$0.49
Basic-pro forma	$0.29	$0.46

Diluted-as reported	$0.30	$0.48
Diluted-pro forma	$0.29	$0.46

	Nine months ended September 30,
(amounts in thousands, except per share data)	2003	2002
Net income available to common shareholders, as reported	$58,687	$62,024
Add: Stock-based compensation expense included in reported net income	300	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(2,792)	(3,911)

Pro forma net income	$56,195	$58,113

Earnings per share:
Basic-as reported	$1.27	$1.35
Basic-pro forma	$1.22	$1.27

Diluted-as reported	$1.27	$1.34
Diluted-pro forma	$1.22	$1.26

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

NOTE F - LEGAL MATTERS

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

On April 1, 2002, the third party brought litigation against BRE in the United States District Court for the Central District of California, Santa Ana Division. The lawsuit sought specific performance of the agreement or, in the alternative, damages. BRE filed a counterclaim for a declaration that it was not, in fact, obligated to enter into the transaction under the terms demanded by the third party. Subsequent to June 30, 2003, BRE and the third party reached a tentative agreement in principle to settle the lawsuit. Under the terms of the settlement agreement, BRE paid the third party $6,500,000 and retained full ownership of the asset. Prior to filing of the second quarter 2003 10-Q, the tentative agreement was subject to negotiation and execution of a settlement agreement that contained terms satisfactory to both parties. Under the provisions of FAS 5, Accounting for Contingencies, the settlement payment and related legal costs were deemed probable and estimable as of June 30, 2003, and the financial statements have been restated to accrue for those costs as of that date.

BRE was also involved in litigation regarding a class action lawsuit that was brought against the company with respect to application fees charged residents from August 1998 to August 2003. In consultation with legal counsel, and based on exposure analysis received from a third party consultant, BRE determined that the liability under this matter was probable and estimable at approximately $675,000, and the financial statements have been restated to accrue for those costs as of that date.

The combined settlement amounts, legal fees and related expenses for both suits aggregate $7,305,000 and are reported as a Other expenses on the consolidated statement of income for the nine months ended September 30, 2003.

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

NOTE I – SUBSEQUENT EVENTS

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

Forward-Looking Statements

In addition to historical information, we have made forward-looking statements in this Quarterly Report on Form 10-Q/A. These forward-looking statements pertain to, among other things, our capital resources, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties. You should not rely on these statements as predictions of future events because there is no assurance that the events or circumstances reflected in the statements can be achieved or will occur. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect or imprecise or incapable of being realized. The following factors, among others, could affect actual results and future events: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to successfully integrate acquired properties and operations, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code as of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends upon economic trends, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors. Do not rely solely on forward-looking statements, which only reflect management’s analysis. We assume no obligation to update forward-looking statements.

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

Derivatives and Hedging Activities

We use derivative financial instruments in the normal course of business with the objective of lowering our overall borrowing costs. As of September 30, 2003, we had five interest rate swap agreements with a notional value aggregating $65,248,000 that are used to attain a floating rate of interest on a portion of our fixed rate debt, maturing in 2004 and 2005. These derivatives qualify for hedge accounting as discussed in Note E to our September 30, 2003 unaudited consolidated financial statements. We record the instruments at values obtained from third parties. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

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

We amended and restated our revolving unsecured credit facility on April 4, 2003, extending the maturity date from December 2003 to April 2006, with an option to extend the term one year beyond the maturity date. We elected to reduce the borrowing capacity from $450,000,000 to $350,000,000. The interest rate on the line of credit was maintained at LIBOR plus 0.70%, plus a fee of 0.20% payable on the unused portion of the credit facility. Our pricing spread above LIBOR is dependent upon our credit ratings and can range from 0.50% to 1.45%. Our average cost on the unsecured line of credit for the nine months ended September 30, 2003 was 2.66%

Borrowings under our unsecured line of credit totaled $143,000,000 at September 30, 2003, compared to $181,000,000 at December 31, 2002. Drawings on the line of credit are available to fund our investment activities and general corporate purposes. We typically reduce our outstanding balance on the line of credit with available cash balances.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2003 and 2002

Revenues

Total revenues were $69,781,000 for the three months ended September 30, 2003, compared to $67,543,000 for the same period in 2002, excluding revenues from discontinued operations. The increase in total revenues was generated from communities acquired and developed after June 30, 2002, which we would define as our “non same-store” communities. During the 15 months subsequent to June 30, 2002, we acquired two communities, completed the construction of three wholly owned communities and consolidated our interests in two communities that we developed and operated, and were subject to joint venture arrangements. The increase in revenues generated from non same-store communities has been partially offset by reductions in revenues from our same-store portfolio and partnership and other income. The 2% year over year decrease in same-store revenue is attributable to a 4% reduction in average monthly market rents, from $1,128 for the quarter ended September 30, 2002, to $1,078 for the quarter ended September 30, 2003. The decrease in partnership income is due to the consolidation of our interest in two of the four joint ventures that were operating during the third quarter of 2002.

A summary of the components of revenues for the quarters ended September 30, 2003 and 2002 follows (dollar amounts in thousands):

	Three months ended September 30, 2003		Three months ended September 30, 2002
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2002 to 2003
Same-store	$63,478	91%	$65,073	97%	(2)%
Non same-store	5,776	8%	1,443	2%	300%
Partnership income	175	—%	872	1%	(80)%
Other income	352	1%	155	—%	127%

Total revenues	$69,781	100%	$67,543	100%	3%

Multifamily communities’ average physical occupancy rates for the quarters ended September 30, 2003 and 2002 were as follows:

	2003	2002
Same-store	95%	95%
All	94%	94%

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

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock represent the dividends on our 8.5% Series A and 8.08% Series B Cumulative Redeemable Preferred Stock.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended September 30, 2003 was $14,025,000, or $0.30 per diluted share, as restated, compared with $22,389,000, or $0.48 per diluted share, for the comparable period in 2002.

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

A summary of the components of revenues for the nine months ended September 30, 2003 and 2002 follows (dollar amounts in thousands):

	Nine months ended September 30, 2003		Nine months ended September 30, 2002		% Change from 2002 to 2003
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Same-store	$172,989	84%	$180,268	92%	(4)%
Non same-store	30,302	15%	11,098	6%	173%
Partnership income	726	—%	3,057	2%	(76)%
Other income	933	1%	618	—%	51%

Total revenues	$204,950	100%	$195,041	100%	5%

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

Other expenses

Other expenses in the nine months ended September 30, 2003 represent legal settlement charges related to the Pinnacle at MacArthur joint venture dispute and the class action suit related to application fees charged to residents. During the nine months ended September 30, 2003, we executed a settlement agreement in connection with litigation with an unrelated third party regarding the Pinnacle at MacArthur Place joint venture agreement. Under the terms of the settlement agreement, we paid the third party $6,500,000 and retained full ownership of the asset. Pinnacle at MacArthur Place is a recently developed and stabilized, 253-unit community in Santa Ana, California. We were also involved in litigation regarding a class action lawsuit that was brought against us with respect to application fees charged to residents from August 1998 to August 2003, and have determined our liability relating to this matter is approximately $675,000. The combined settlement amounts, legal fees and related expenses for both suits aggregate $7,305,000, and are reported as Other expenses on the consolidated statement of income.

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

Land under development(2)
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

In Auditing Standard No. 2, the Public Company Accounting Oversight Board has defined a “significant deficiency” in internal control over financial reporting as “a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.” In the same auditing standard the Public Company Accounting Oversight Board has defined a “material weakness” in internal controls as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The Public Company Accounting Oversight Board has also stated that each of the restatement of previously issued financial statements to reflect the correction of a misstatement, and the identification by the auditor of a material misstatement in a financial statement in the current period that was not initially identified by the company’s internal control over financial reporting is a “significant deficiency” and a “strong indicator” of a material weakness. For the reasons described below, management has concluded that the control issues implicated in the decision initially to recognize the settlement-related charges in the third quarter of 2003 rather than the second quarter of 2003 constitute a significant deficiency but do not constitute a material weakness.

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

Under FAS 5, when a contingency is determined to be reasonably possible, disclosure is required but recognition of the loss or expense in the financial statements is not required. Management gave extensive consideration to the question of whether to disclose or recognize the liabilities in the second quarter of 2003 and the ultimate decision to disclose the Pinnacle at MacArthur liability was subjected to various levels of internal review and approval prior to the filing of the quarterly report on Form 10-Q for the second quarter 2003. We made full disclosure of the relevant facts related to the Pinnacle at MacArthur matter in our second quarter 2003 Form 10-Q which was filed August 13, 2003. The Pinnacle at MacArthur settlement agreement was negotiated during the third quarter of 2003 and executed on September 15, 2003, and we recorded the settlement expenses of approximately $6,630,000 in our third quarter 2003 financial statements. The class action fee suit was also settled during the third quarter, at which time the related expense of approximately $675,000 was recorded.

Upon subsequent review of this decision with Ernst & Young during the third quarter of 2004 in light of the provisions of FAS 5 and Statement of Auditing Standards No. 1, Section 560, management determined that both settlements could have been deemed estimable and probable, or likely to occur, prior to the filing of our quarterly report on Form 10-Q for the second quarter of 2003, and therefore the expenses should have been recognized in the second quarter 2003 financial statements. We have therefore restated our interim financial statements to recognize the expenses in the second quarter 2003 rather than the third quarter 2003.

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

As of September 30, 2003, the end of the quarter and nine month period covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2003.

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

On April 1, 2002, the third party brought litigation against us in the United States District Court for the Central District of California, Santa Ana Division. The lawsuit sought specific performance of the agreement or, in the alternative, damages. BRE filed a counterclaim for a declaration that it was not, in fact, obligated to enter into the transaction under the terms demanded by the third party. Subsequent to June 30, 2003, BRE and the third party reached a tentative agreement in principle to settle the lawsuit. Under the terms of the settlement agreement, BRE paid the third party $6,500,000 and retained ownership of the asset. Prior to filing of the second quarter 2003 10-Q, the tentative agreement was subject to negotiation and execution of a settlement agreement that contained terms satisfactory to both parties. Under the provisions of FAS 5, Accounting for Contingencies, the settlement payment and related legal costs were deemed probable and estimable as of June 30, 2003, and the financial statements have been restated to accrue for those costs as of that date.

BRE was also involved in litigation regarding a class action lawsuit that was brought against BRE with respect to application fees charged residents from August 1998 to August 2003. As of June 30, 2003, in consultation with legal counsel, and based on exposure analysis received from a third party consultant, BRE determined that the liability under this matter was probable and estimable at approximately $675,000, and the financial statements have been restated to accrue for those costs as of that date. The combined settlement amounts, legal fees and related expenses for both suits aggregate $7,305,000 and are reported as a Other expenses on the consolidated statement of income for the nine months ended September 30, 2003.

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

(a)	ITEM 6. Exhibits

11	Statement Re: Computation of Per Share Earnings

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated October 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.
(Registrant)

Dated: November 5, 2004	/s/ Edward F. Lange, Jr.
Edward F. Lange, Jr.
Executive Vice President,
Chief Financial Officer and Secretary