Form 10-Q
period 2004-09-30
BRE PROPERTIES INC /MD/
filed 2004-11-08
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.    ☒  Yes    ☐  No

Number of shares of common stock outstanding as of October 31, 2004	50,390,751

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

September 30, 2004

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements

BRE Properties, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets

Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,513,129	$2,281,048
Construction in progress	69,030	100,870
Less: accumulated depreciation	(284,912)	(239,810)

	2,297,247	2,142,108

Equity interests in and advances to real estate joint ventures-Investments in rental properties	10,268	10,391
Land under development	23,652	28,404

Total real estate portfolio	2,331,167	2,180,903

Cash	1,484	1,105
Other assets	44,512	45,957

Total assets	$2,377,163	$2,227,965

Liabilities and Shareholders’ Equity

Liabilities:
Unsecured senior notes	$848,352	$763,915
Unsecured line of credit	218,000	196,000
Secured line of credit	140,000	100,000
Mortgage loans payable	130,016	132,414
Accounts payable and accrued expenses	32,253	36,233

Total liabilities	1,368,621	1,228,562

Minority interests	35,720	38,859

Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
2,150,000 shares 8.5% Series A Cumulative Redeemable issued and outstanding at December 31, 2003, $25 liquidation preference (non-voting)	—	53,750
3,000,000 shares 8.08% Series B Cumulative Redeemable issued and outstanding at September 30, 2004 and December 31, 2003, $25 liquidation preference (non-voting)	75,000	75,000
4,000,000 shares 6.75% Series C Cumulative Redeemable issued and outstanding at September 30, 2004, $25 liquidation preference (non-voting)	100,000	—
Common stock, $0.01 par value; 100,000,000 shares authorized.
Shares issued and outstanding: 50,263,488 at September 30, 2004 and 49,992,198 at December 31, 2003.	503	500
Additional paid-in capital	815,944	814,366
Cumulative dividends in excess of accumulated net income	(16,602)	19,764
Stock purchase loans to executives	(2,023)	(2,836)

Total shareholders’ equity	972,822	960,544

Total liabilities and shareholders’ equity	$2,377,163	$2,227,965

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,
	2004	2003
		(Restated)
Revenues
Rental income	$72,280	$66,140
Ancillary income	3,539	3,114

Total revenues	75,819	69,254

Expenses
Real estate	23,688	21,799
Provision for depreciation	17,249	13,381
Interest	16,775	14,895
General and administrative	3,229	2,201
Other expenses	1,792	—

Total expenses	62,733	52,276

Other income	591	352
Income before minority interests and partnership income	13,677	17,330
Minority interests in income from consolidated subsidiaries	(576)	(823)
Partnership income	218	175

Net income	13,319	16,682
Dividends attributable to preferred stock	3,203	2,657

Net income available to common shareholders	$10,116	$14,025

Basic earnings per share	$0.20	$0.30

Diluted earnings per share	$0.20	$0.30

Weighted average common shares outstanding – basic	50,210	46,565

Weighted average common shares outstanding – assuming dilution	50,895	47,040

Dividends declared and paid per common share	$0.4875	$0.4875

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Nine Months Ended September 30,
	2004	2003
Revenues
Rental income	$211,757	$194,336
Ancillary income	10,185	8,955

Total revenues	221,942	203,291

Expenses
Real estate	68,878	60,959
Provision for depreciation	46,859	39,192
Interest	49,042	44,642
General and administrative	9,572	7,800
Other expenses	1,792	7,305

Total expenses	176,143	159,898

Other income	1,108	933
Income before minority interests, partnership income and discontinued operations	46,907	44,326
Minority interests in income from consolidated subsidiaries	(1,907)	(2,477)
Partnership income	647	726

Income from continuing operations	45,647	42,575
Discontinued operations:
Gain on sales	—	23,147
Discontinued operations, net	—	936

Income from discontinued operations	—	24,083

Net income	45,647	66,658
Dividends attributable to preferred stock	8,588	7,971

Net income available to common shareholders	$37,059	$58,687

Basic earnings per share from continuing operations	$0.74	$0.75
Basic earnings per share from discontinued operations	—	0.52

Basic earnings per share	$0.74	$1.27

Diluted earnings per share from continuing operations	$0.73	$0.75
Diluted earnings per share from discontinued operations	—	0.52

Diluted earnings per share	$0.73	$1.27

Weighted average common shares outstanding – basic	50,130	46,205

Weighted average common shares outstanding – assuming dilution	50,650	46,555

Dividends declared and paid per common share	$1.4625	$1.4625

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$45,647	$66,658
Adjustments to reconcile net income to net cash flows generated by operating activities:
Gain on sales of discontinued operations	—	(23,147)
Income from investments in unconsolidated entities	(647)	(726)
Provision for depreciation	46,859	39,192
Depreciation from discontinued operations	—	306
Minority interests in income from consolidated subsidiaries	1,907	2,477
(Increase) decrease in other assets	(1,108)	2,127
Decrease in accounts payable and accrued expenses	(1,852)	(7,611)

Net cash flows generated by operating activities	90,806	79,276

Cash flows from investing activities:
Proceeds from sales of rental property, net	—	71,482
Multifamily communities purchased	(99,711)	(72,840)
Capital expenditures	(12,685)	(7,687)
Rehabilitation expenditures and other	(8,984)	(5,900)
Additions to direct investment in real estate- construction in progress	(33,923)	(39,338)
Additions to land under development	(37,118)	(15,633)
Distributions from unconsolidated entities	1,166	801

Net cash flows used in investing activities	(191,255)	(69,115)

Cash flows from financing activities:
Issuance of unsecured senior notes, net	99,437	—
Principal payments on unsecured senior notes and mortgage loans	(16,610)	(94,680)
Lines of credit:
Advances	310,000	243,000
Repayments	(248,000)	(181,000)
Fees	(388)	(4,011)
Proceeds from preferred stock offering, net	96,436	—
Proceeds from common stock offering, net	—	97,653
Redemption of preferred stock	(53,750)	-
Cash dividends paid to common shareholders	(73,426)	(67,603)
Cash dividends paid to preferred shareholders	(8,588)	(7,971)
Distributions to operating company unit holders	(1,418)	(1,741)
Distributions to other minority members	(503)	(746)
Redemption of minority member interest	(8,114)	—
Repurchase of common shares	—	(724)
Proceeds from exercises of stock options, net	5,752	10,515

Net cash flows generated by (used in) financing activities	100,828	(7,308)

Increase in cash	379	2,853
Balance at beginning of period	1,105	893

Balance at end of period	$1,484	$3,746

Supplemental disclosure of non cash activities:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$107,633	$57,247

Transfer of land under development to direct investments in real estate – construction in progress	$41,870	$6,899

Decrease in carrying value of debt attributed to hedging activities	$(1,351)	$(624)

Minority interest unit (issuances) conversions to common shares	$(1,921)	$1,598

See condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2004

NOTE A – RESTATEMENT OF PRIOR PERIOD INCOME STATEMENT

During the third quarter of 2003, but prior to the filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2003, BRE and the other parties involved in a dispute regarding BRE’s investment in the Pinnacle at MacArthur joint venture and a class action application fee lawsuit each reached verbal settlement agreements or other acknowledgements. Based upon management’s judgment of the relevant facts at that time, including the fact that no settlement documents had been prepared or negotiated, BRE determined that it would not be appropriate to record the approximately $7.3 million ($0.16 per diluted share) of settlement charges, including legal fees, in the second quarter. Following negotiation and execution of the settlement documents, BRE recorded the charges in the third quarter of 2003 as Other Expenses.

In October 2004, management determined that pursuant to FASB Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”), the charges could have been deemed probable and estimable prior to the filing of the second quarter 2003 Form 10-Q and thus should have been recorded in the quarterly financial results for the period ended June 30, 2003. Accordingly, on October 8, 2004, management concluded that our interim financial statements for the quarters ended June 30, 2003 and September 30, 2003 should be restated to record the charges in the second quarter of 2003. We have filed amendments to our quarterly reports on Form 10-Q for the quarters ended June 30, 2003 and September 30, 2003 for that purpose.

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

NOTE C – REPORTABLE SEGMENTS AND CONCENTRATION RISK

Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that it has only one operating and reportable segment, multifamily communities, which comprised approximately 98% of BRE’s consolidated assets and substantially all of BRE’s consolidated revenues for the three and nine months ended September 30, 2004 and 2003.

All multifamily communities owned by the Company are located in the Western United States, in three general markets that it defines as California, Pacific Northwest and Mountain/Desert States. All revenues are from external customers and there are no revenues from transactions with other segments. There are no residents that contributed 10% or more of BRE’s total consolidated revenues in the three and nine months ended September 30, 2004 or 2003.

NOTE D – STOCK-BASED COMPENSATION

Effective January 1, 2003, BRE adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148). Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. BRE has adopted the prospective method as provided for in SFAS 148, under which the provisions of SFAS 123 will be applied prospectively to all awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based compensation included in the determination of consolidated net income for the quarters and nine months ended September 30, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards in prior years. Prior to 2003, BRE accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Awards under BRE’s option plans vest over periods ranging from one to five years.

The following table illustrates the pro forma effect on consolidated net income and earnings per share of all outstanding awards in each period.

	Three months ended September 30,
(amounts in thousands, except per share data)	2004	2003
		(Restated)
Net income available to common shareholders, as reported	$10,116	$14,025
Add: Stock-based compensation expense included in reported net income	228	100
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(434)	(578)

Pro forma net income	$9,910	$13,547

Earnings per share:
Basic-as reported	$0.20	$0.30
Basic-pro forma	$0.20	$0.29
Diluted-as reported	$0.20	$0.30
Diluted-pro forma	$0.19	$0.29

	Nine months ended September 30,
(amounts in thousands, except per share data)	2004	2003
Net income available to common shareholders, as reported	$37,059	$58,687
Add: Stock-based compensation expense included in reported net income	676	300
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(1,404)	(2,792)

Pro forma net income	$36,331	$56,195

Earnings per share:
Basic-as reported	$0.74	$1.27
Basic-pro forma	$0.72	$1.22
Diluted-as reported	$0.73	$1.27
Diluted-pro forma	$0.72	$1.22

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

The notional amount at September 30, 2004 of the interest rate swaps utilized in the fair value hedges is $49,265,000. All four contracts and related debt will mature in 2005. The principal amount of debt being hedged equals the notional amount of the interest rate swaps. The fair value hedges convert the interest rate on debt with a weighted average fixed rate of 7.45% to a floating rate equal to LIBOR plus an average spread of 2.81%, which resulted in an effective rate of 4.05% for the nine months ended September 30, 2004. The fair value of the interest rate swaps at September 30, 2004 was $908,000 and is recorded in other assets on the consolidated balance sheet. At September 30, 2004, offsetting amounts of $556,000 and $352,000 have been recorded as an increase to mortgage loans and unsecured senior notes, respectively. To determine the fair values of derivatives, BRE uses market valuations provided by a third party.

NOTE F – DISCONTINUED OPERATIONS

The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include operating results, depreciation expense recognized prior to the classification as held for sale, and the net gain or loss on disposal. At September 30, 2004 and 2003, BRE had no operating apartment communities classified as held for sale under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

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

The following is a breakdown of the gain on sales and the combined results of operations for the properties included in discontinued operations:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
(amounts in thousands)	2004	2003	2004	2003
Rental and ancillary income	$—	$—	$—	$1,984
Real estate expenses	—	—	—	(742)
Provision for depreciation	—	—	—	(306)
Gain on sales	—	—	—	23,147

Total discontinued operations	$—	$—	$—	$24,083

NOTE G – LEGAL MATTERS

On April 14, 1997, BRE purchased Red Hawk Ranch Apartments, a 453-unit operating community in Fremont, California, from M.H. Podell Company, Inc., an unrelated third party builder. The community now requires extensive replacement work to correct damage BRE believes was caused by construction defects. On March 18, 2003, BRE filed suit in the Alameda County Superior Court against the builder and other parties to protect against statutes of limitation. BRE has conducted testing to determine the extent of the damage. Based upon the testing that has been performed to date, BRE has discovered that the exterior shell of each building at the community has been compromised. As a result, during second quarter 2004 the company expanded the size and scope of the lawsuit.

Litigation and consulting charges recognized during third quarter 2004 totaled $1,792,000 and are reported as Other Expenses on the Consolidated Statements of Income. The charges reported in third quarter 2004 include cumulative litigation costs and consulting fees incurred to date during destructive testing to determine the extent of the damage and required reconstruction. A portion of these expenses relate to costs incurred during first and second quarter 2004 ($850,000 and $515,000, respectively) and are therefore out-of-period expenses. Management has evaluated the level of out-of-period expenses and determined that they are not material to the first, second or third quarter of 2004. Year-to-date balances are properly reflected.

BRE plans to commence reconstruction as soon as possible and expects to have the community restored during the next 18 to 21 months. BRE is actively pursuing the litigation against the third party builder and various sub-contractors.

Under the provisions of FAS 144, BRE has performed an impairment analysis on Red Hawk Ranch Apartments using undiscounted cash flows which reflect the anticipated decreased net operating income during reconstruction. No impairment charge was deemed necessary based on this analysis. The net book value of the components of the buildings that are damaged and being replaced approximate $9,400,000 and are being depreciated over the reconstruction period. Additional depreciation recognized during the third quarter of 2004 totaled approximately $1,300,000. During reconstruction, costs that extend the useful life of the asset, increase its value or enhance safety of the community will be capitalized. All other costs, including legal and consulting, will be expensed as incurred.

While BRE’s management expects that costs of remediation will approximate up to $26,000,000, and future plaintiff litigation costs may exceed $3 million, due to the preliminary nature of the damage assessment, claims and litigation, it is not possible to predict or determine the outcome of legal actions, nor is it reasonably possible to accurately estimate the full range of costs associated with the matter at this time.

As of September 30, 2004, other than the legal matter referenced above regarding Red Hawk Ranch, there were no pending legal proceedings to which BRE is a party or of which any of BRE’s properties is the subject, the adverse determination of which management anticipates would have a material adverse effect upon BRE’s consolidated financial condition and results of operations.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2004

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

Executive Summary

We are a self-administered equity real estate investment trust, or “REIT”, focused on the acquisition, development and management of multifamily apartment communities in eight metropolitan markets of the Western United States. At September 30, 2004, our portfolio had real estate assets with a book value of approximately $2.3 billion that included 87 wholly or majority-owned apartment communities, aggregating 24,255 units; two multifamily communities owned in joint ventures, comprised of 488 apartment units; and six wholly-owned apartment communities in various stages of construction and development, totaling 1,536 units.

During third quarter 2004, we completed construction of two communities, Pinnacle at Talega II, with 110 units, and Pinnacle Westridge, with 234 units, both located in the Los Angeles / Orange County metro area. On July 30, 2004, we acquired Evergreen Park Apartments, with 226 units located in the Seattle suburb of Redmond, Washington, for approximately $31,000,000. During the quarter, we purchased two contiguous land parcels for future development in Emeryville, California, in the San Francisco Bay area market, for approximately $9,200,000.

Our year-over-year operating results reflect increased rental and ancillary income from acquisitions completed during 2003 and 2004, and properties in the lease-up phase of development. The additional income from these “non-same-store” communities was partially offset by increases to interest expense, and general and administrative expense.

Results of Operations

Comparison of the Three Months Ended September 30, 2004 and 2003

Revenues

Total revenues were $76,628,000 for the three months ended September 30, 2004, compared to $69,781,000 for the same period in 2003. The increase in total revenues was primarily generated from communities acquired, developed and stabilized after June 30, 2003, which we define as our “non-same-store” communities. During the 15 months subsequent to June 30, 2003, we acquired eight communities and completed the construction of five wholly owned communities.

A summary of the components of revenues for the quarters ended September 30, 2004 and 2003 follows (dollar amounts in thousands):

	Three months ended September 30, 2004		Three months ended September 30, 2003
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2003 to 2004
Same-store	$65,189	85%	$65,491	94%	0%
Non same-store	10,630	14%	3,763	5%	182%
Partnership income	218	—	175	—	25%
Other income	591	1%	352	1%	68%

Total revenues	$76,628	100%	$69,781	100%	10%

Average physical occupancy rates for the quarters ended September 30, 2004 and 2003 were as follows:

	2004	2003
Same-store	95%	95%
Total portfolio	95%	94%

Average physical occupancy for the portfolio is calculated by dividing the total occupied units by the total units in the portfolio for the three-month period. Apartment units are generally leased to residents for rental terms that do not exceed one year.

Expenses

Real Estate Expenses

For the quarter ended September 30, 2004, real estate expenses totaled $23,688,000 as compared with $21,799,000 for the quarter ended September 30, 2003. The year-over-year increase in total real estate expenses was primarily attributable to the thirteen “non-same-store” communities referenced above.

A summary of the categories of real estate expense for the three months ended September 30, 2004 and 2003 follows (dollar amounts in thousands):

	Three months ended September 30, 2004		Three months ended September 30, 2003
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2003 to 2004
Same-store	$20,278		$20,584		(1%)
Non same-store	3,410		1,215		181%

Total real estate expenses	$23,688	31%	$21,799	31%	9%

Provision for Depreciation

The provision for depreciation increased to $17,249,000 for the three months ended September 30, 2004, from $13,381,000 for the same period in 2003. The $3,868,000 increase in 2004 resulted from higher depreciable bases on new property acquisitions and development properties completed, combined with $1,300,000 in additional depreciation on our Red Hawk Ranch Apartment Community. See Part II, Item I “Legal Proceedings.”

Interest Expense

Interest expense was $16,775,000 (net of interest capitalized to the cost of apartment communities under development of $1,253,000) for the quarter ended September 30, 2004, an increase of $1,880,000 or 13% from the comparable period in 2003. Interest expense was $14,895,000 for the same period in 2003 and was net of $2,057,000 of interest capitalized to the cost of apartment communities under construction. The increase in interest expense was due to higher average debt balances combined with reduced levels of capitalized interest based on the stage of our communities under development.

General and Administrative

General and administrative costs totaled $3,229,000, or approximately 4.2% of total revenues, for the third quarter of 2004 compared to $2,201,000, or approximately 3.2% of total revenues, for the three months ended September 30, 2003. The increase in 2004 is primarily due to increases in compensation, professional fees and insurance costs.

Other Expenses

Other expenses recognized during the third quarter of 2004 totaled $1,792,000 and represent litigation and consulting costs incurred in connection with the construction defect litigation we are pursuing against the builder of our Red Hawk Ranch Community, located in Fremont, California. The charges reported in third quarter 2004 include cumulative litigation costs and consulting fees incurred to date during destructive testing, to determine the extent of the damage and required reconstruction.

Minority Interests in Income

Minority interests in income totaled $576,000 and $823,000 for the quarters ended September 30, 2004 and 2003, respectively. Minority interests and consequently, minority interests in income, declined as operating company unit holders of BRE Property Investors LLC exchanged their units for shares of our common stock. Subsequent to September 30, 2003, a total of 181,401 operating company units have been converted to common shares. During the three months ended September 30, 2004 and 2003, 7,675 and 44,357 operating company units were converted to common shares, respectively.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock for the third quarter of 2004 represent the dividends on our 8.08% Series B and 6.75% Series C Cumulative Redeemable Preferred Stock. Dividends attributable to preferred stock for the third quarter of 2003 represent the dividends on our 8.50% Series A and 8.08% Series B Redeemable Preferred Stock. On January 29, 2004, we redeemed all 2,150,000 outstanding shares of our 8.50% Series A Cumulative Redeemable Preferred Stock. On March 15, 2004, we closed the offering of 4,000,000 shares of 6.75% Series C Cumulative Redeemable Preferred Stock. All series of preferred stock have a $25.00 per share liquidation preference.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended September 30, 2004 was $10,116,000, or $0.20 per diluted share, as compared with $14,025,000, or $0.30 per diluted share, for the comparable period in 2003, as restated.

Comparison of the Nine Months Ended September 30, 2004 and 2003

Revenues

Total revenues were $223,697,000 for the nine months ended September 30, 2004, compared to $204,950,000 for the same period in 2003, excluding revenues from discontinued operations of approximately $2,000,000. The increase in total revenues was generated from communities acquired, developed and stabilized after December 31, 2002, which we define as our “non-same-store” communities. During the 21 months subsequent to December 31, 2002, we acquired eight communities, and completed the construction of five wholly owned communities.

A summary of the components of revenues for the nine months ended September 30, 2004 and 2003 follows (dollar amounts in thousands):

	Nine months ended September 30, 2004		Nine months ended September 30, 2003
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2003 to 2004
Same-store	$194,641	87%	$194,142	95%	0%
Non same-store	27,301	12%	9,149	4%	198%
Partnership income	647	—	726	—	-11%
Other income	1,108	1%	933	1%	19%

Total revenues	$223,697	100%	$204,950	100%	9%

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties for the nine months ended September 30, 2004 increased 13% to $68,878,000 from $60,959,000 in the comparable period in 2003, excluding real estate expenses from discontinued operations of approximately $740,000. The total increase of $7,919,000 was primarily attributable to “non same-store” expenses, which increased $6,174,000. “Same-store” expenses have increased $1,745,000, or 3%, year over year.

A summary of the categories of real estate expense for the nine months ended September 30, 2004 and 2003 follows (dollar amounts in thousands):

	Nine months ended September 30, 2004		Nine months ended September 30, 2003
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2003 to 2004
Same-store	$60,119		$58,374		3%
Non same-store	8,759		2,585		239%

Total real estate Expenses	$68,878	31%	$60,959	30%	13%

Provision for Depreciation

The provision for depreciation increased to $46,859,000 for the nine months ended September 30, 2004, from $39,192,000 for the same period in 2003, excluding depreciation on discontinued operations of $306,000. The $7,667,000 increase in 2004 resulted primarily from higher depreciable bases on new property acquisitions and development properties completed, combined with $1,300,000 in additional depreciation on our Red Hawk Ranch Apartment Community. See Part II, Item I “Legal Proceedings.”

Interest Expense

Interest expense was $49,042,000 (net of interest capitalized to the cost of apartment communities under development totaling $4,623,000) for the nine months ended September 30,

2004, an increase of $4,400,000 or 10% from the comparable period in 2003. Interest expense was $44,642,000 for the same period in 2003 and was net of $7,233,000 of interest capitalized to the cost of apartment communities under construction. The increase in interest expense was primarily due to reduced levels of capitalized interest based on the stage of our communities under development, and higher average outstanding debt levels.

General and Administrative

General and administrative costs totaled $9,572,000, or approximately 4.3% of total revenues, for the nine months ended September 30, 2004, compared to $7,800,000, or approximately 3.8% of total revenues, for the nine months ended September 30, 2003. The increase in 2004 is primarily due to increases in compensation, professional fees and insurance costs.

Other Expenses

Other expenses recognized during the nine months ended September 30, 2004 totaled $1,792,000 and represent litigation and consulting costs incurred in connection with the construction defect litigation we are pursuing against the builder of our Red Hawk Ranch Community, located in Fremont, California. The reported charges include cumulative litigation costs and consulting fees incurred to date during destructive testing, to determine the extent of the damage and required reconstruction.

Other expenses in the nine months ended September 30, 2003 represent legal settlement charges incurred in connection with the Pinnacle MacArthur joint venture dispute and a class action application fee suit. During the nine months ended September 30, 2003, we executed a settlement agreement in connection with litigation with an unrelated third party regarding the Pinnacle at MacArthur Place joint venture agreement. Under the terms of the settlement agreement, we paid the third party $6,500,000 and retained full ownership of the asset. Pinnacle at MacArthur Place is a stabilized, 253-unit community in Santa Ana, California. Also during the nine months ended September 2003, we reached a settlement agreement regarding a class action lawsuit brought against us with respect to application fees charged to residents from August 1998 to August 2003. Under the terms of the settlement, we agreed to establish a $200,000 fund to reimburse prior applicants up to $5.00 per applicant, and to pay certain related administration charges and legal expenses. The combined settlement amounts, legal fees and related expenses aggregate $7,305,000, and are reported as Other expenses on the consolidated income statement.

Minority Interests in Income

Minority interests in income totaled $1,907,000 and $2,477,000 for the nine months ended September 30, 2004 and 2003, respectively. Minority interests and consequently, minority interests in income, declined as operating company unit holders of BRE Property Investors LLC exchanged their units for shares of our common stock. Subsequent to September 30, 2003, a total of 181,401 operating company units were converted to common shares. During the nine months ended September 30, 2004, 7,675 operating company units were converted to common shares. During the comparable period in 2003, 59,357 operating units were converted to common shares.

Discontinued operations

In October 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144), which became effective on January 1, 2002. For properties accounted for under SFAS No. 144, the results of operations for properties sold during the period or designated as held for sale at the end of the period are classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposal of properties held for sale is reported as discontinued operations.

During the first six months of 2003, we sold three operating communities with a total of 1,100 units. The communities were sold for $72,700,000, resulting in a gain on sales of approximately $23,100,000. No communities were sold or classified as held for sale during the nine months ended September 30, 2004.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock for the nine months ended September 30, 2004 represent the dividends on our 8.50% Series A, 8.08% Series B and 6.75% Series C Cumulative Redeemable Preferred Stock. On January 29, 2004, we redeemed all 2,150,000 outstanding shares of our 8.50% Series A Cumulative Redeemable Preferred Stock. On March 15, 2004, we closed the offering of 4,000,000 shares of 6.75% Series C Cumulative Redeemable Preferred Stock. All series of preferred stock have a $25.00 per share liquidation preference.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the nine months ended September 30, 2004 was $37,059,000, or $0.73 per diluted share, as compared with $58,687,000, or $1.27 per diluted share, for the comparable period in 2003.

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

On March 15, 2004, we closed on an offering of 4,000,000 shares of 6.75% Series C Cumulative Redeemable Preferred Stock at $25 per share. Net proceeds from the offering—after all discounts, commissions and issuance costs—totaled approximately $96,436,000.

On March 17, 2004, we issued $100,000,000 of dual-tranche Medium-Term Notes under a medium term note program initiated in 2001. The offering included $50,000,000 of five-year notes with a coupon rate of 3.58%, and $50,000,000 of 10-year notes with a coupon rate of 4.70%.

Proceeds from both offerings have been used for general corporate purposes, including the repayment of debt, redemption of equity securities, funding for development activities and financing for acquisitions. Pending these uses, we initially used the proceeds from these offerings to reduce temporary borrowings under our revolving unsecured credit facility.

During the first quarter of 2004, we increased the size of our secured credit facility with Fannie Mae (serviced by Prudential Multifamily Mortgage, Inc.) from $100,000,000 to $140,000,000. Borrowings under the secured credit facility totaled $140,000,000 at September 30, 2004. The credit facility is secured by nine multifamily communities, which are held by a bankruptcy-remote special purpose consolidated subsidiary of BRE. Current borrowings under the facility bear interest at variable rates with maturities from one to nine months, plus a facility fee of 0.65%. Our borrowing cost, including interest, margin and fees, averaged 2.16% for the nine months ended September 30, 2004. We also have the option to convert variable-rate borrowings to fixed-rate borrowings. Subject to the terms of the facility, we have the option to increase its size to $250,000,000. Drawings on the line of credit are available to fund our investment activities and for general corporate purposes, and the facility matures in 2008.

We have a revolving unsecured credit facility with a capacity of $350,000,000 that matures in April 2006, with an option to extend the term one year beyond the maturity date. The interest rate on the line of credit is currently LIBOR plus 0.70%, plus a fee of 0.20% payable on the unused portion of the credit facility. Our pricing spread above LIBOR is dependent upon our credit ratings and can range from 0.50% to 1.45%. Our average cost on the unsecured line of credit for the nine months ended September 30, 2004 was 2.72%. Borrowings under our revolving unsecured line of credit totaled $218,000,000 at September 30, 2004, compared to $196,000,000 at December 31, 2003. Drawings on the revolving unsecured line of credit are available to fund our investment activities and for general corporate purposes. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

We had a total of $848,000,000 in unsecured senior notes (excluding a basis adjustment of $352,000 from hedging activities) at September 30, 2004, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
July 2005	$18,000,000	4.44%
March 2007	150,000,000	5.95%
June 2007	50,000,000	7.20%
March 2009	50,000,000	3.58%
September 2009	150,000,000	5.75%
January 2011	250,000,000	7.45%
February 2013	130,000,000	7.13%
March 2014	50,000,000	4.70%

Total / Average Interest Rate	$848,000,000	6.37%

In addition, at September 30, 2004, we had mortgage indebtedness totaling $129,460,000 (excluding a basis adjustment of $556,000 from hedging activities) at an average interest rate of 5.86%, and remaining terms of from less than one year to six years.

As of September 30, 2004, we had total outstanding debt balances of approximately $1,336,000,000 and total outstanding consolidated shareholders’ equity and minority interests of approximately $1,009,000,000, representing a debt to total book capitalization ratio of 57%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants during the three and nine months ended September 30, 2004 and 2003.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2004, such as scheduled debt repayments, construction funding and property acquisitions. At September 30, 2004, we had an estimated cost of $152,000,000 to complete existing construction in progress, with funding estimated from 2004 through 2007. Scheduled debt repayments through December 31, 2004 total approximately $615,000.

We manage joint venture investments that are recorded under the equity method of accounting with total assets of $41,961,000 as of September 30, 2004. These joint ventures carry debt totaling $19,042,000, none of which was guaranteed by us at September 30, 2004.

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

Our Board of Directors has authorized the repurchase of our common stock in an amount up to $60,000,000. The timing of repurchase activity is dependent upon the market price of our shares, and other market conditions and factors. As of September 30, 2004, we had cumulatively repurchased a total of approximately $51,100,000 of common stock, representing 1,785,600 shares at an average purchase price of $28.64 per share. No shares were repurchased during the nine months ended September 30, 2004.

We continue to consider other sources of possible funding, including further joint ventures and additional secured construction debt. We own unencumbered real estate assets that could be sold, contributed to joint ventures or used as collateral for financing purposes (subject to certain lender restrictions). We also own encumbered assets with significant equity that could be further encumbered should other sources of capital not be available (subject to certain lender restrictions).

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

Derivatives and Hedging Activities

We use derivative financial instruments in the normal course of business with the objective of lowering our overall borrowing costs. As of September 30, 2004, we had four interest rate swap agreements with a notional value aggregating approximately $49,265,000, which are used to attain a floating rate of interest on a portion of our fixed rate debt, maturing in 2005. These derivatives qualify for hedge accounting. A third party values the instruments. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

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

Construction in progress and land under development

The following table provides data on our four multifamily properties that are currently under various stages of development and construction. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot assure that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed units shown in the table below.

COMMUNITIES	Proposed Number of Units	Cost Incurred to Date		Estimated Total Cost	Estimated Balance to Complete	Estimated Completion Date (1)
(Dollar amounts in millions)
Directly owned construction
Pinnacle at Chino Hills Chino Hills, CA	208	$21.9		$38.6	$16.7	4Q/2005
Pinnacle Bridgeport Santa Clarita, CA	188	17.1		40.5	23.4	3Q/2006
Pinnacle Towngate Moreno Valley, CA	268	9.5		39.2	29.7	3Q/2006
Pinnacle Orange Orange, CA	460	20.5		102.4	81.9	1Q/2007

Total construction in progress	1,124	$69.0	(2)	$220.7	$151.7

COMMUNITIES	Proposed Number of Units	Cost Incurred to Date	Estimated Total Cost	Estimated Construction Start
Land under development (3)
Pinnacle Pasadena Pasadena, CA	188	$14.5	$51.9	4Q/2004
Pinnacle Emeryville Emeryville, CA	224	9.2	60.0	3Q/2005

Total land under development	412	$23.7	$111.9

(1)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.
(2)	Reflects all recorded costs incurred as of September 30, 2004, recorded on our consolidated balance sheet as “direct investments in real estate-construction in progress.”
(3)	Land under development represents projects in various stages of predevelopment, development and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our consolidated balance sheet.

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our 2004 annual dividend on our common shares was maintained at the 2003 level of $1.95 per share. Total dividends paid to common shareholders for the nine months ended September 30, 2004 and 2003 were $73,426,000 and $67,603,000, respectively. In addition, we paid $8,588,000 and $7,971,000 in aggregate dividends on our 8.50% Series A, 8.08% Series B and 6.75% Series C Cumulative Redeemable Preferred Stock during the nine months ended September 30, 2004 and 2003, respectively.

Total distributions to minority members of our consolidated subsidiaries were $1,921,000 and $2,487,000 for the nine months ended September 30, 2004 and 2003, respectively.

RISK FACTORS

We are subject to various risks that could adversely impact us. In addition to the risks discussed in our annual report on Form 10-K for the year ended December 31, 2003, these risks include:

If deficiencies in our internal controls over financial reporting arise, our business may be adversely impacted.

As discussed in Part I, Item 4 of this Quarterly Report on Form 10-Q, we have restated our interim financial statements contained in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2003 and September 30, 2003. We determined that we had a “significant deficiency”, as defined in Auditing Standard No. 2 of the Public Company Accounting Oversight Board, in our internal control over financial reporting which gave rise to the restatements. In addition, we did not recognize in the first and second quarters of 2004 certain charges, which management does not deem to be material to our quarterly financial statements, incurred in connection with the Red Hawk Ranch construction defect lawsuit we are pursuing. Rather, these expenses were recognized in the third quarter of 2004. We determined that this also constituted a “significant deficiency” in our internal controls over financial reporting. Management believes these significant deficiencies have been remediated. There can be no guarantee, however, that our internal controls will be effective in accomplishing all control objectives all of the time. In the event that other deficiencies in our internal controls over financial reporting arise in the future, we could experience accounting errors that result in a misstatement of our results of operations or a restatement of our financial statements, which could cause a decline in our stock price, or otherwise adversely affect our business, reputation and results of operations.

ITEM 3—Quantitative and Qualitative Disclosures About Market Risk.

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

2003

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

Upon subsequent review of this decision with Ernst & Young during the third quarter of 2004 in light of the provisions of FAS 5 and Statement of Auditing Standards No. 1, Section 560, management determined that both settlements could have been deemed estimable and probable, or likely to occur, prior to the filing of our quarterly report on Form 10-Q for the second quarter of 2003, and therefore the expenses should have been recognized in the second quarter 2003 financial statements. Management therefore determined to restate our interim financial statements to recognize the expenses in the second quarter 2003, rather than the third quarter 2003.

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

2004

As discussed in Note G to the Condensed Notes to Consolidated Financial Statements, during the third quarter of 2004 we recorded $1,792,000 in litigation and consulting charges relating to the Red Hawk Ranch construction defect lawsuit we are pursuing. Portions of that charge, which management does not deem to be material to our quarterly financial statements, were incurred in the first and second quarters of 2004. Management has concluded that the recording in the third quarter of 2004 of charges incurred during the first and second quarters of 2004 reflects a “significant deficiency” in our controls over financial reporting within the meaning of Auditing Standard No. 2 of the Public Company Accounting Oversight Board.

To enhance our ability to identify and record expenses in the appropriate periods, management, during October 2004, completed the implementation of specific procedures that maximize the level of detail regarding existing reviews, set earlier deadlines for written conclusions with respect to non-routine items or items requiring judgment, and improve the overall process for the review, evaluation and written documentation of significant non-routine expenses. Management believes these measures have remediated the significant deficiencies.

As of September 30, 2004, the end of the quarter and nine month period covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2004. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM	1. Legal Proceedings.

On April 14, 1997, we purchased Red Hawk Ranch Apartments, a 453-unit operating community in Fremont, California, from M.H. Podell Company, Inc., an unrelated third party builder. The community now requires extensive replacement work to correct damage we believe was caused by construction defects. On March 18, 2003, we filed suit in the Alameda County Superior Court against the builder and other parties, to protect against statutes of limitation. We have conducted testing to determine the extent of the damage. Based upon the testing that has been performed to date, we have discovered that the exterior shell of each building at the community has been compromised. As a result, during third quarter 2004 we expanded the size and scope of the lawsuit.

We plan to commence reconstruction work as soon as possible and expect to have the community restored during the next 18 to 21 months. We are actively pursuing the litigation against the third party builder and certain sub-contractors.

Litigation and consulting charges recognized during third quarter 2004 totaled $1,792,000 and are reported as Other Expenses on the Consolidated Statements of Income. The charges reported in third quarter 2004 include cumulative litigation costs and consulting fees incurred to date during destructive testing to determine the extent of the damage and required reconstruction.

While management expects that costs of remediation will approximate up to $26,000,000, and future plaintiff litigation costs may exceed $3,000,000, due to the preliminary nature of the damage assessment, claims and litigation, it is not possible to predict or determine the outcome of legal actions, nor is it reasonably possible to accurately estimate the full range of costs associated with the matter at this time.

As of November 4, 2004, other than the legal matter referenced above regarding Red Hawk Ranch, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM	2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM	3. Defaults Upon Senior Securities.

None

ITEM	4. Submission of Matters to a Vote of Security Holders.

None

ITEM	5. Other Information.

None

ITEM	6. Exhibits

11	Statement Re: Computation of Per Share Earnings

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.

(Registrant)

Date: November 5, 2004	/s/ Edward F. Lange, Jr.
Edward F. Lange, Jr. Executive Vice President, Chief Financial Officer and Secretary