Form 10-Q/A
period 2004-03-31
BRE PROPERTIES INC /MD/
filed 2005-03-16
CIK 1011174

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to Form 10-Q of BRE Properties, Inc., for the quarter ended March 31, 2004, incorporates revisions to historical financial data and related descriptions. This amendment is not intended to update other information presented in this report as originally filed, except where specifically noted. We are not required to and we have not updated any forward-looking statements previously included in the Form 10-Q.

On January 31, 2005, the Company announced a restatement of previously issued financial statements to ensure that accrued payroll and certain other real estate costs and expenses were properly reflected at the end of each reporting period. During management’s review of the Company’s accounting policies and internal control over financial reporting, management determined that the Company should have recognized these costs as incurred, rather than as paid. Management has concluded that this control deficiency did not result in material misstatements in previously issued quarterly or annual financial statements, as the historical amounts by which expenses and liability balances were misstated were not material to our financial condition, results of operations, or cash flows. However, adjusting for the cumulative effect of the errors in the fourth quarter of 2004 would have been material to that quarter. Accordingly, the Company determined to restate the financial statements for the fiscal years ended December 31, 2000, through December 31, 2003 filed on Form 10-K, and the quarterly periods ended March 31, June 30, and September 30, 2004 and 2003, filed on Form 10-Q to adjust for these out of period items.

In addition, during the third quarter of 2004, BRE expensed $1,792,000 in litigation and consulting charges relating to the Red Hawk Ranch construction defect lawsuit. Portions of that charge (in the amounts of $850,000 and $515,000 respectively) were incurred in the first and second quarters and recognized as capitalized costs, however such costs should have been reflected as an expense in those periods. Management did not deem those portions of the charges to be material to the reported financial results for the first, second or third quarters of 2004, and accordingly did not restate the reported financial results for the first and second quarters of 2004 to expense the portions of the charges incurred during those periods. In connection with the restatement described above, management determined to expense in the first and second quarters of 2004 the portions of the charges incurred during those quarters and previously expensed during the third quarter of 2004.

This Amendment No. 1 is being filed to amend and restate the items described below contained in our Quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2004. This Amendment amends Part I, Financial Statements; Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations; Part I, Item 4, Controls and Procedures; and Part II, Item 1, Legal Proceedings, for the following purposes:

•	To amend Part I, Item 1, Financial Statements, to restate our unaudited consolidated financial statements and the related notes, as more fully described in Note A to our restated consolidated financial statements, and to separately classify Partnership income from Other income to comply with Rule 5-03 of Regulation S-X;

•	To amend Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to take into account the effects of the restatement;

•	To amend Part I, Item 4, Controls and Procedures, to reflect the matters discussed above;

•	To amend Part II, Item 1, Legal Proceedings, to provide additional information regarding the proceedings that gave rise to the expenses described in Note A to our consolidated financial statements;

•	To file a revised Exhibit 12 (Statement of Computations of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends) that reflects the restated financial statements; and

•	To file new certifications of our Chief Executive Officer and Chief Financial Officer.

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q /A

March 31, 2004

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements

BRE Properties, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)	March 31, 2004	December 31, 2003
	(Restated)	(Restated)
	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,370,272	$2,281,048
Construction in progress	96,695	104,531
Less: accumulated depreciation	(253,699)	(239,810)

	2,213,268	2,145,769

Equity interests in and advances to real estate joint ventures-Investments in rental properties	10,338	10,391
Land under development	49,089	28,964

Total real estate portfolio	2,272,695	2,185,124

Cash	25	1,105
Other assets	49,110	47,212

Total assets	$2,321,830	$2,233,441

Liabilities and Shareholders’ Equity

Liabilities:
Unsecured senior notes	$848,763	$763,915
Mortgage loans payable	131,782	132,414
Unsecured line of credit	135,000	196,000
Secured line of credit	140,000	100,000
Accounts payable and accrued expenses	37,946	45,450

Total liabilities	1,293,491	1,237,779

Minority interests	38,862	38,859

Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
2,150,000 shares 8.5% Series A Cumulative Redeemable issued and outstanding at March 31, 2003, $25 liquidation preference (non-voting)	—	53,750
3,000,000 shares 8.08% Series B Cumulative Redeemable issued and outstanding at March 31, 2004 and 2003, $25 liquidation preference (non-voting)	75,000	75,000
4,000,000 shares 6.75% Series C Cumulative Redeemable issued and outstanding at March 31, 2004, $25 liquidation preference (non-voting)	100,000	—

Common stock, $0.01 par value; 100,000,000 shares authorized. Shares issued and outstanding: 50,116,947 at March 31, 2004 and 49,992,198 at December 31, 2003.	501	500
Additional paid-in capital	813,647	814,366
Accumulated net income in excess of cumulative dividends	3,174	16,023
Stock purchase loans to executives	(2,845)	(2,836)

Total shareholders’ equity	989,477	956,803

Total liabilities and shareholders’ equity	$2,321,830	$2,233,441

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)	For the Three Months Ended March 31,
	2004	2003
	(Restated)	(Restated)
Revenues
Rental income	$68,223	$63,504
Ancillary income	3,230	2,857

Total revenues	71,453	66,361

Expenses
Real estate	23,072	19,171
Provision for depreciation	14,516	12,831
Interest	15,677	14,441
General and administrative	3,310	2,531
Other expenses	850	—

Total expenses	57,425	48,974

Other income	307	429

Income before minority interests, partnership income and discontinued operations	14,335	17,816
Less minority interests in income	(718)	(824)
Partnership income	165	316

Income from continuing operations	13,782	17,308
Discontinued operations:
Gain on sale	—	9,636
Discontinued operations, net	—	707

Income from discontinued operations	—	10,343

Net Income	13,782	27,651
Dividends attributable to preferred stock	2,183	2,657

Net income available to common shareholders	$11,599	$24,994

Basic earnings per share from continuing operations	$0.23	$0.32
Basic earnings per share from discontinued operations	—	0.22

Basic earnings per share	$0.23	$0.54

Diluted earnings per share from continuing operations	$0.23	$0.32
Diluted earnings per share from discontinued operations	—	0.22

Diluted earnings per share	$0.23	$0.54

Weighted average common shares outstanding – basic	50,065	45,940

Weighted average common shares outstanding – assuming dilution	50,500	46,155

Dividends declared and paid per common share	$0.4875	$0.4875

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)	For the Three Months Ended March 31,
	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$13,782	$27,651
Adjustments to reconcile net income to net cash flows generated by operating activities:
Gain on sales of discontinued operations	—	(9,636)
Income from investments in unconsolidated entities	(165)	(316)
Provision for depreciation	14,516	12,831
Depreciation from discontinued operations	—	306
Minority interests in income from consolidated subsidiaries	718	824
Increase in other assets	(1,682)	(938)
Decrease in accounts payable and accrued expenses	(5,191)	(8,721)

Net cash flows generated by operating activities	21,978	22,001

Cash flows from investing activities:
Proceeds from sales of rental property, net	—	46,000
Multifamily communities purchased	(68,668)	—
Capital expenditures	(1,159)	(2,548)
Rehabilitation expenditures and other	(1,310)	(1,058)
Additions to direct investment in real estate-construction in progress	(12,542)	(13,874)
Additions to land under development	(20,147)	(844)
Distributions from unconsolidated entities	77	312

Net cash flows (used in) generated by investing activities	(103,749)	27,988

Cash flows from financing activities:
Issuance of unsecured senior notes, net	99,437	—
Principal payments on unsecured senior notes and mortgage loans	(15,535)	(67,123)
Lines of credit:
Advances	204,000	89,000
Repayments	(225,000)	(45,000)
Fees	(388)	—
Proceeds from preferred stock offering, net	96,755	—
Redemption of preferred stock	(53,750)	—
Cash dividends paid to common shareholders	(24,448)	(22,447)
Cash dividends paid to preferred shareholders	(2,183)	(2,657)
Distributions to operating company unit holders	(474)	(580)
Distributions to other minority members	(241)	(248)
Repurchase of common shares	—	(724)
Proceeds from exercises of stock options, net	2,518	1,742

Net cash flows generated by (used in) financing activities	80,691	(48,037)

(Decrease) increase in cash	(1,080)	1,952
Balance at beginning of period	1,105	893

Balance at end of period	$25	$2,845

Supplemental disclosure of non cash activities:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$18,087	$32,185

Change in accrued development costs for construction in progress and land under development	$2,313	$1,511

Decrease in carrying value of debt attributed to hedging activities	$(249)	$(3)

Minority interest unit conversions to common shares	$—	$404

See condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2004

NOTE A - RESTATEMENT

On January 31, 2005, the Company announced a restatement of previously issued financial statements to ensure that accrued payroll and certain other real estate costs and expenses were properly reflected at the end of each reporting period. During management’s review of the Company’s accounting policies and internal control over financial reporting, management determined that the Company should have recognized these costs as incurred, rather than as paid. Management has concluded that this control deficiency did not result in material misstatements in previously issued quarterly or annual financial statements, as the historical amounts by which expenses and liability balances were misstated were not material to our financial condition, results of operations, or cash flows. However, adjusting for the cumulative effect of the errors in the fourth quarter of 2004 would have been material to that quarter. Accordingly, the Company determined to restate the financial statements for the fiscal years ended December 31, 2000, through December 31, 2003 filed on Form 10-K, and the quarterly periods ended March 31, June 30, and September 30, 2004 and 2003, filed on Form 10-Q, to adjust for these out of period items.

In addition, during the third quarter of 2004, BRE expensed $1,792,000 in litigation and consulting charges relating to the Red Hawk Ranch construction defect lawsuit. Portions of that charge (in the amounts of $850,000 and $515,000 respectively) were incurred in the first and second quarters and recognized as capitalized costs, however such costs should have been reflected as an expense in those periods. Management did not deem those portions of the charges to be material to the reported financial results for the first, second or third quarters of 2004, and accordingly did not restate the reported financial results for the first and second quarters of 2004 to expense the portions of the charges incurred during those periods. In connection with the restatement described above, management determined to expense in the first and second quarters of 2004 the portions of the charges incurred during those quarters and previously expensed during the third quarter of 2004.

The impact of the items described above on the prior balance sheets and statements of income included in these financial statements is set forth below.

Impact of Restatement on Consolidated Balance Sheets

	March 31, 2004		December 31, 2003
(amounts in thousands, except per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated
Total real estate portfolio	$2,271,637	$2,272,695	$2,180,903	$2,185,124
Other assets	$47,990	$49,110	$45,957	$47,212
Total assets	$2,319,652	$2,321,830	$2,227,965	$2,233,441
Accounts payable and accrued expenses	$30,162	$37,946	$36,233	$45,450
Total liabilities	$1,285,707	$1,293,491	$1,228,562	$1,237,779
Total shareholders’ equity	$995,083	$989,477	$960,544	$956,803

The impact of the restatement resulted in a decrease in shareholders’ equity as of January 1, 2003 of $3,583.

Impact of Restatement on Consolidated Statements of Income

	For the Three Months Ended March 31, 2004		For the Three Months Ended March 31, 2003
(amounts in thousands, except per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated
Real estate expenses	$22,146	$23,072	$19,396	$19,171
General and administrative expense	$3,221	$3,310	$2,683	$2,531
Other expenses	—	$850	—	—
Net income available to common shareholders	$13,464	$11,599	$24,617	$24,994
Earnings per share:
Basic earnings from continuing operations	$0.27	$0.23	$0.31	$0.32
Basic earnings from discontinued operations	—	—	0.23	0.22

Basic earnings per share	$0.27	$0.23	$0.54	$0.54

Diluted earnings from continuing operations	$0.27	$0.23	$0.31	$0.32
Diluted earnings from discontinued operations	—	—	0.22	0.22

Diluted earnings per share	$0.27	$0.23	$0.53	$0.54

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q/A. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements have been omitted. The consolidated balance sheet at December 31, 2003 has been derived from the audited statements at that date, as restated; but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the Annual Report of BRE Properties, Inc. (the “Company” or “BRE”) on Form 10-K for the years ended December 31, 2003 and 2004. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments only) necessary for a fair presentation of the Company’s consolidated financial statements for the interim periods presented.

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

The following table illustrates the pro forma effect on consolidated net income and earnings per share of all outstanding awards in each period.

	Three months ended March 31,
(amounts in thousands, except per share data)	2004	2003
	(Restated)	(Restated)
Net income available to common shareholders, as reported	$11,599	$24,994
Add: Stock-based compensation expense included in reported net income	212	100
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(513)	(1,397)

Pro forma net income	$11,298	$23,697

Earnings per share:
Basic-as reported	$0.23	$0.54
Basic-pro forma	$0.23	$0.51
Diluted-as reported	$0.23	$0.54
Diluted-pro forma	$0.22	$0.51

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

NOTE G – LEGAL MATTERS

On April 14, 1997, BRE purchased Red Hawk Ranch Apartments, a 453-unit operating community in Fremont, California, from an unrelated third party builder. The community now requires extensive replacement work to correct damage BRE believes was caused by construction defects. On March 18, 2003, BRE filed suit in the Alameda County Superior Court against the builder and other parties to protect against statutes of limitation. BRE has conducted testing to determine the extent of the damage. Based upon the testing that has been performed to date, BRE has discovered that the exterior shell of each building at the community has been compromised.

Litigation and consulting charges recognized during first quarter 2004 totaled $850,000 (restated) and are reported as Other Expenses on the Consolidated Statements of Income. The charge reported in includes litigation costs and consulting fees incurred through March 31, 2004 as destructive testing is performed to determine the extent of the damage and required reconstruction.

BRE plans to commence reconstruction during the first half of 2005 and expects to have the community restored during the next 27 to 30 months. BRE is actively pursuing the litigation against the third party builder and various sub-contractors.

As of March 31, 2004, other than the legal matter referenced above regarding Red Hawk Ranch, there were no pending legal proceedings to which BRE is a party or of which any of BRE’s properties is the subject, the adverse determination of which management anticipates would have a material adverse effect upon BRE’s consolidated financial condition and results of operations.

I TEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2004

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments to our consolidated financial statements for 2004 and 2003, contained in this Quarterly Report on Form 10-Q/A. See Note A to the condensed notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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

A summary of the components of revenues for the quarters ended March 31, 2004 and 2003 follows (dollar amounts in thousands):

	Three months ended March 31, 2004 (Restated)		Three months ended March 31, 2003 (Restated)		% Change from 2003 to 2004
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Same-store	$64,077	89%	$63,926	95%	—%
Non same-store	7,376	10%	2,435	4%	203%
Other income	307	1%	429	1%	(28)%
Partnership income	165	—	316	—	(48)%

Total revenues	$71,925	100%	$67,106	100%	7%

Average physical occupancy rates for the quarters ended March 31, 2004 and 2003 were as follows:

	2004	2003
Same-store	94%	94%
All	94%	94%

Average physical occupancy for the portfolio is calculated by dividing the total occupied units by the total units in the portfolio. Apartment units are generally leased to residents for rental terms that do not exceed one year.

Expenses

Real Estate Expenses

For the quarter ended March 31, 2004, real estate expenses totaled $23,072,000 as compared with $19,171,000 for the quarter ended March 31, 2003, as restated. The first quarter 2003 expense figure excludes real estate expenses totaling $726,000 from discontinued operations. The year-over-year increase in total real estate expenses was primarily attributable to the twelve non same-store communities referenced above. The first quarter 2003 non same-store figure includes expenses from two communities in the lease-up phase during 2003. Additionally, same-store expenses increased $2,046,000 year-over-year. The increase in same-store expenses related to timing associated with repair and maintenance costs, increased payroll expense and final property tax assessments for communities developed or acquired during the past two years.

A summary of the categories of real estate expense for the three months ended March 31, 2004 and 2003 follows (dollar amounts in thousands):

	Three months ended March 31, 2004		Three months ended March 31, 2003		% Change from 2003 to 2004
	Expense	% of Total Revenues	Expense	% of Total Revenues
	(Restated)		(Restated)
Same-store	$20,693		$18,647		11%
Non same-store	2,379		524		354%

Total real estate Expenses	$23,072	32%	$19,171	29%	20%

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

General and Administrative

General and administrative costs totaled $3,310,000, or approximately 4.6% of total revenues, for the first quarter of 2004, compared to $2,531,000, or approximately 3.8% of total revenues, for first quarter 2003, as restated. The first quarter 2004 increase is primarily due to increases in compensation, professional fees and insurance costs.

Other Expenses

Other expenses recognized during the first quarter of 2004 totaled $850,000 (restated) and represent litigation and consulting costs incurred in connection with the construction defect litigation we are pursuing against the builder of our Red Hawk Ranch Community, located in Fremont, California. The charge includes costs incurred as destructive testing is performed to determine the extent of the damage and required reconstruction.

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

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended March 31, 2004 was $11,599,000, or $0.23 per diluted share, as compared with $24,994,000, or $0.54 per diluted share, for the comparable period in 2003, as restated.

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

As of March 31, 2004, we had total outstanding debt balances of approximately $1,256,000,000 and total outstanding consolidated shareholders’ equity and minority interests of approximately $1,028,000,000, representing a debt to total book capitalization ratio of 55%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants during the three months ended March 31, 2004 and 2003.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2004, such as scheduled debt repayments, construction funding and property acquisitions. At March 31, 2004, we had an estimated cost of $32,100,000 (restated) to complete existing construction in progress, with funding estimated from 2004 through 2005. Scheduled debt repayments through December 31, 2004 total approximately $1,690,000.

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

Restatement of Real Estate Expense, General and Administrative Expense and Construction in Progress

This Quarterly Report on Form 10-Q/A restates previously issued financial statements for the quarterly periods ended March 31, 2004 and March 31, 2003, to properly reflect accruals of payroll and certain other real estate costs and expenses at the end of each reporting period. During management’s review of our accounting policies and internal control over financial reporting, management determined that we should have recognized these costs as incurred rather than as paid. Our management determined that the internal control deficiency that resulted in this restatement represents a material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. In connection with correcting this error, management has taken appropriate action to modify our system of internal control over financial reporting to remediate this internal control deficiency. Going forward, management will estimate and record accruals for payroll and the other real estate expenses that were not previously accounted for in this manner, as well as for development and construction costs for services performed but not yet billed, at the end of each reporting period. A description of this control deficiency and the related remediation measures that have been undertaken by us is set forth in Part 1, Item 4, Controls and Procedures, of this Form 10-Q/A.

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

COMMUNITIES	Proposed Number of Units	Cost Incurred to Date		Estimated Total Cost	Estimated Balance to Complete	Estimated Completion Date (1)
(Dollar amounts in millions)		(Restated)			(Restated)
Direct Investment
Pinnacle at Fullerton
Fullerton, CA	192	$42.6		$44.2	$1.6	2Q/2004
Pinnacle Westridge
Valencia, CA	234	38.3		43.0	4.7	2Q/2004
Pinnacle at Talega II
San Clemente, CA	110	19.4		20.8	1.4	3Q/2004
Pinnacle at Chino Hills
Chino Hills, CA	208	14.5		38.9	24.4	4Q/2005

Total construction in progress	744	$114.8	(2)	$146.9	$32.1

COMMUNITIES	Proposed Number of Units	Cost Incurred to Date		Estimated Total Cost	Estimated Construction Start
Land under development (3)
Pinnacle Pasadena
Pasadena, CA	188	$10.9		$49.9	4Q/2004
Pinnacle Bridgeport
Santa Clarita, CA	188	14.8		38.6	2Q/2004
Pinnacle Towngate
Moreno Valley, CA	268	5.0		36.6	2Q/2004
Pinnacle Orange
Orange, CA	464	18.4		97.3	2Q/2004

Total land under development	1,108	$49.1		$222.4

(1)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.
(2)	Reflects all recorded costs incurred as of March 31, 2004, recorded on our consolidated balance sheet as “direct investments in real estate-construction in progress” and $18.1 million of costs for completed buildings located on properties listed above, reflected on our consolidated balance sheet as “direct investments in real estate - investments in rental properties.”
(3)	Land under development represents projects in various stages of predevelopment, development and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our consolidated balance sheet.

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

I TEM 3—Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference from Item 7A of our Form 10-K for the year ended December 31, 2003. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2003.

I TEM 4—Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

Historically, we analyzed our accounts payable and accrued expense accounts related to payroll and certain real estate costs and expenses by evaluating whether the corresponding expenses were fairly stated (e.g., by analyzing whether our operating results included 12 months of expenses for the yearly periods or three months of expenses for the quarterly periods). However, our procedures did not include a detailed review of ending liability balances for these specific costs and expenses, which resulted in these amounts being recorded when they were paid rather than incurred. During management’s testing of internal control over financial reporting in 2004 to support our year-end assessment, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management determined that a control deficiency existed in that the expenses recorded in each period should have been recognized in the period they were incurred rather than the period they were paid.

In response to this determination, management re-examined year-end liability amounts for these costs and expenses for fiscal 2000, 2001, 2002 and 2003. Based upon the analyses, we have concluded that this control deficiency did not result in material misstatements to previously reported quarterly or annual financial statements, as the historical amounts by which expenses and liability balances were misstated were not material to our financial condition, results of operations, or cash flows. However, adjusting for the cumulative effect of the errors in the fourth quarter of 2004 would have been material to that quarter.

Accordingly, we restated in our Annual Report on Form 10-K the financial results for the fiscal years ended December 31, 2000, through December 31, 2003 filed on Form 10-K, and the quarterly periods ended March 31, June 30, and September 30, 2004 and 2003, filed on Form 10-Q to adjust for the misstatements caused by this control deficiency.

Under PCAOB Auditing Standard No. 2 (“PCAOB Std. No. 2), the Public Company Accounting Oversight Board (“PCAOB”) has defined a “material weakness” in internal control over financial reporting as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The PCAOB has also stated that the restatement of previously issued financial statements to reflect the correction of a misstatement is a “significant deficiency” and a “strong indicator” of a material weakness. Based on PCAOB Std. No. 2, management determined that the internal control deficiency regarding our policies, procedures and processes for accounts payable and accrued expenses, which led to the restatements, constituted a material weakness as of March 31, 2004.

As a result of the material weakness described above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2004.

In response to the material weakness described above, management has revised its policies, procedures, and processes in order to strengthen controls relating to the accounting for accounts payable and accrued expenses. On January 27, 2005, management established formal policies and procedures related to the estimation of accounts payable and accrued expenses for payroll, and real estate costs and expenses that were previously recorded as paid rather than as incurred, to be performed at the end of each reporting period. These written procedures include preparation of detailed estimates of costs incurred but not billed or paid at the end of each reporting period, and management’s review of the estimates on a quarterly basis. Management has also changed the procedures for analyzing certain accrued expenses to include detailed analyses of accrued liability amounts in addition to analysis of the related expense balances. Management believes that the new policies and procedures are designed to avoid the reoccurrence of the circumstances that resulted in the restatement.

Management believes these measures have remediated the material weakness and that, as of March 14, 2005, there are no material weaknesses in the Company’s internal control over financial reporting. However, we cannot assure you that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time.

There were no significant changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2004 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

On April 14, 1997, we purchased Red Hawk Ranch Apartments, a 453-unit operating community in Fremont, California, from an unrelated third party builder. The community now requires extensive replacement work to correct damage we believe was caused by construction defects. On March 18, 2003, we filed suit in the Alameda County Superior Court against the builder and other parties, to protect against statutes of limitation.

We plan to commence reconstruction work in the first half of 2005 and expect to have the community restored during the next 27 to 30 months. We are actively pursuing the litigation against the third party builder and certain sub-contractors.

Litigation and consulting charges recognized during first quarter 2004 totaled $850,000 (restated) and are reported as Other Expenses on the Consolidated Statements of Income. The charges include litigation costs and consulting fees incurred through March 31, 2004, during destructive testing to determine the extent of the damage and required reconstruction.

Management believes it is not possible to predict or determine the outcome of legal actions, nor is it reasonably possible to accurately estimate the full range of costs associated with the matter at this time.

As of March 31, 2004 other than the legal matter referenced above regarding Red Hawk Ranch, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM 2.	Changes in Securities and Use of Proceeds

On March 15, 2004, we issued 4,000,000 shares of 6.75% Series C Cumulative Redeemable Preferred Stock at a price of $25.00 per share in an underwritten public offering. The Articles Supplementary establishing the rights of the Series C preferred stock were filed as Exhibit 3.4 of our Form 8-A filed with the SEC on March 1, 2004.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicity Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 – January 31, 2004	2,150,000*	$25.17118	2,150,000	—
February 1, 2004 – February 28, 2004	—	—	—	—
March 1, 2004 – March 31, 2004	—	—	—	—

Total	2,150,000*	$25.17118	2,150,000	—

*	On January 29, 2004, we redeemed 2,150,000 shares of 8.50% Series A Cumulative Redeemable Preferred Stock at a price of $25.00 per share plus accrued dividends of $0.171118 per share.

ITEM 3.	Defaults upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits and Reports on Form 8-K

Exhibits:

11	Statement Re: Computation of Per Share Earnings

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:

•	The registrant filed a Current Report on Form 8-K on January 21, 2004 with exhibits, pursuant to Items 12 and 7 of Form 8-K, in connection with its press release announcing its 2003 operating results.

•	The registrant filed a Current Report on Form 8-K on January 22, 2004, pursuant to Item 5 of Form 8-K, in connection with its 2003 operating results.

•	The registrant filed a Current Report on Form 8-K with exhibits on January 27, 2004, pursuant to Items 7 and 9 of Form 8-K, in connection with a slide show presentation to be presented at an industry conference.

•	The registrant filed a Current Report on Form 8-K with exhibits on February 23, 2004, pursuant to Item 5 of Form 8-K, in connection with the registrant’s first quarter dividend announcement.

•	The registrant filed a Current Report on Form 8-K with exhibits on February 24, 2004, pursuant to Items 5 and 7 of Form 8-K, in connection with amendments to a loan agreement between the registrant and Prudential Insurance Company of America.

•	The registrant filed a Current Report on Form 8-K with exhibits on March 1, 2004, pursuant to Items 5 and 7 of Form 8-K, reporting the public offering of the registrant’s Series C Preferred Stock.

•	The registrant filed a Current Report on Form 8-K with exhibits on March 2, 2004, pursuant to Items 7 and 9 of Form 8-K, in connection with a slide show presentation to be presented at an industry conference.

•	The registrant filed a Current Report on Form 8-K with exhibits on March 16, 2004, pursuant to Items 5 and 7 of Form 8-K, reporting the issuance of $100,000,000 in unsecured notes.

•	The registrant filed a Current Report on Form 8-K with exhibits on March 31, 2004, pursuant to Items 5 and 7 of Form 8-K, reporting the expansion of a secured credit facility with Fannie Mae from $100,000,000 to $140,000,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC. (Registrant)

Dated: March 15, 2005	/s/ Edward F. Lange, Jr.
Edward F. Lange, Jr.
Executive Vice President,
Chief Financial Officer and Secretary