Form 10-Q/A
period 2004-06-30
BRE PROPERTIES INC /MD/
filed 2005-03-16
CIK 1011174

UNITED STATES

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to Form 10-Q of BRE Properties, Inc., for the quarter ended June 30, 2004 incorporates revisions to historical financial data and related descriptions. This amendment is not intended to update other information presented in this report as originally filed, except where specifically noted. We are not required to and we have not updated any forward-looking statements previously included in the Form 10-Q.

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

This Amendment No. 1 is being filed to amend and restate the items described below contained in our Quarterly report on Form 10-Q filed with the Securities and Exchange Commission on July 30, 2004. This Amendment amends Part I, Financial Statements; Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations; Part I, Item 4, Controls and Procedures; and Part II, Item 1, Legal Proceedings, for the following purposes:

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

INDEX TO FORM 10-Q/A

June 30, 2004

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements

BRE Properties, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	June 30, 2004	December 31, 2003
	(Restated)	(Restated)
	(unaudited)
Assets

Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,432,266	$2,281,048
Construction in progress	95,777	104,531
Less: accumulated depreciation	(268,194)	(239,810)

	2,259,849	2,145,769

Equity interests in and advances to real estate joint ventures-
Investments in rental properties	10,325	10,391
Land under development	13,425	28,964

Total real estate portfolio	2,283,599	2,185,124

Cash	6,374	1,105
Other assets	48,752	47,212

Total assets	$2,338,725	$2,233,441

Liabilities and Shareholders’ Equity

Liabilities:
Unsecured senior notes	$848,456	$763,915
Unsecured line of credit	160,000	196,000
Secured line of credit	140,000	100,000
Mortgage loans payable	130,735	132,414
Accounts payable and accrued expenses	46,585	45,450

Total liabilities	1,325,776	1,237,779

Minority interests	33,798	38,859

Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
2,150,000 shares 8.5% Series A Cumulative Redeemable issued and outstanding at December 31, 2003, $25 liquidation preference (non-voting)	—	53,750
3,000,000 shares 8.08% Series B Cumulative Redeemable issued and outstanding at June 30, 2004 and December 31, 2003, $25 liquidation preference (non-voting)	75,000	75,000
4,000,000 shares 6.75% Series C Cumulative Redeemable issued and outstanding at June 30, 2004, $25 liquidation preference (non-voting)	100,000	—

Common stock, $0.01 par value; 100,000,000 shares authorized. Shares issued and outstanding: 50,178,878 at June 30, 2004 and 49,992,198 at December 31, 2003.	502	500
Additional paid-in capital	813,743	814,366
Cumulative dividends in excess of accumulated net income	(8,080)	16,023
Stock purchase loans to executives	(2,014)	(2,836)

Total shareholders’ equity	979,151	956,803

Total liabilities and shareholders’ equity	$2,338,725	$2,233,441

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

Check alignment on all when accept changes – lines seem off

	For the Three Months Ended June 30,
	2004	2003
	(Restated)	(Restated)
Revenues
Rental income	$71,254	$64,693
Ancillary income	3,416	2,984

Total revenues	74,670	67,677

Expenses
Real estate	22,824	20,190
Provision for depreciation	15,094	12,981
Interest	16,591	15,306
General and administrative	3,088	3,099
Other expenses	515	7,305

Total expenses	58,112	58,881

Other income	211	169
Income before minority interests, partnership income and discontinued operations	16,769	8,965
Less minority interests in income	(613)	(830)
Partnership income	264	218

Income from continuing operations	16,420	8,353
Discontinued operations:
Gain on sale	—	13,511
Discontinued operations, net	—	229

Income from discontinued operations	—	13,740

Net income	16,420	22,093
Dividends attributable to preferred stock	3,203	2,657

Net income available to common shareholders	$13,217	$19,436

Basic earnings per share from continuing operations	$0.26	$0.12
Basic earnings per share from discontinued operations	—	0.30

Basic earnings per share	$0.26	$0.42

Diluted earnings per share from continuing operations	$0.26	$0.12
Diluted earnings per share from discontinued operations	—	0.30

Diluted earnings per share	$0.26	$0.42

Weighted average common shares outstanding – basic	50,130	46,100

Weighted average common shares outstanding – assuming dilution	50,560	46,460

Dividends declared and paid per common share	$0.4875	$0.4875

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Six Months Ended June 30,
	2004	2003
	(Restated)	(Restated)
Revenues
Rental income	$139,478	$128,196
Ancillary income	6,645	5,841

Total revenues	146,123	134,037

Expenses
Real estate	45,897	39,361
Provision for depreciation	29,610	25,811
Interest	32,267	29,747
General and administrative	6,398	5,629
Other expenses	1,365	7,305

Total expenses	115,537	107,853

Other income	518	581

Income before minority interests, partnership income and discontinued operations	31,104	26,765
Less minority interests in income	(1,331)	(1,654)
Partnership income	429	551

Income from continuing operations	30,202	25,662
Discontinued operations:
Gain on sales	—	23,147
Discontinued operations, net	—	936

Income from discontinued operations	—	24,083

Net income	30,202	49,745
Dividends attributable to preferred stock	5,386	5,314

Net income available to common shareholders	$24,816	$44,431

Basic earnings per share from continuing operations	$0.50	$0.44
Basic earnings per share from discontinued operations	—	0.53

Basic earnings per share	$0.50	$0.97

Diluted earnings per share from continuing operations	$0.49	$0.44
Diluted earnings per share from discontinued operations	—	0.52

Diluted earnings per share	$0.49	$0.96

Weighted average common shares outstanding – basic	50,095	46,025

Weighted average common shares outstanding – assuming dilution	50,530	46,315

Dividends declared and paid per common share	$0.975	$0.975

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Six Months Ended June 30,
	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$30,202	$49,745
Adjustments to reconcile net income to net cash flows generated by operating activities:
Gain on sales of discontinued operations	—	(23,147)
Income from investments in unconsolidated entities	(429)	(551)
Provision for depreciation	29,610	25,811
Depreciation from discontinued operations	—	306
Minority interests in income from consolidated subsidiaries	1,331	1,654
Increase in other assets	(3,334)	(348)
Increase (decrease) in accounts payable and accrued expenses	1,970	4,553

Net cash flows generated by operating activities	59,350	58,023

Cash flows from investing activities:
Proceeds from sales of rental property, net	—	71,482
Multifamily communities purchased	(68,668)	—
Capital expenditures	(5,382)	(5,110)
Rehabilitation expenditures and other	(4,964)	(3,348)
Additions to direct investment in real estate- construction in progress	(20,045)	(25,636)
Additions to land under development	(25,633)	(1,567)
Distributions from unconsolidated entities	948	643

Net cash flows (used in) generated by investing activities	(123,744)	36,464

Cash flows from financing activities:
Issuance of unsecured senior notes, net	99,437	—
Principal payments on unsecured senior notes and mortgage loans	(16,072)	(91,032)
Lines of credit:
Advances	241,000	201,000
Repayments	(237,000)	(157,000)
Fees	(388)	(4,011)
Proceeds from preferred stock offering, net	96,436	—
Redemption of preferred stock	(53,750)	—
Cash dividends paid to common shareholders	(48,919)	(45,017)
Cash dividends paid to preferred shareholders	(5,386)	(5,314)
Distributions to operating company unit holders	(948)	(1,160)
Distributions to other minority members	(398)	(503)
Redemption of minority member interest	(8,114)	—
Repurchase of common shares	—	(724)
Proceeds from exercises of stock options, net	3,765	8,480

Net cash flows generated by (used in) financing activities	69,663	(95,281)

Increase (decrease) in cash	5,269	(794)
Balance at beginning of period	1,105	893

Balance at end of period	$6,374	$99

Supplemental disclosure of non cash activities:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$69,136	$56,575

Transfer of land under development to direct investments in real estate – construction in progress	$41,870	$—

Change in accrued development costs for construction in progress and land under development	(835)	230

Decrease in carrying value of other assets and debt attributed to hedging activities	$(1,066)	$(62)

Minority interest unit conversions to common shares	$—	$404

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

Impact of Restatement on Consolidated Balance Sheets

	June 30, 2004		December 31, 2003
(amounts in thousands, except per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated
Total real estate portfolio	$2,281,578	$2,283,599	$2,180,903	$2,185,124
Other assets	$47,563	$48,752	$45,957	$47,212
Total assets	$2,335,515	$2,338,725	$2,227,965	$2,233,441
Total liabilities	$1,316,698	$1,325,776	$1,228,562	$1,237,779
Total shareholders’ equity	$985,019	$979,151	$960,544	$956,803
Accounts payable and accrued expenses	$37,507	$46,585	$36,233	$45,450

The impact of the restatement resulted in a decrease in shareholders’ equity as of January 1, 2003 of $3,583.

Impact of Restatement on Consolidated Statements of Income

	For the Three Months Ended June 30, 2004		For the Three Months Ended June 30, 2003
(amounts in thousands, except per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated
Real estate expenses	$23,044	$22,824	$19,764	$20,190
General and administrative expense	$3,121	$3,088	$2,917	$3,099
Other expenses	—	$515	$7,305	$7,305
Net income available to common shareholders	$13,479	$13,217	$20,044	$19,436
Earnings per share:
Basic earnings from continuing operations	$0.27	$0.26	$0.13	$0.12
Basic earnings from discontinued operations	—	—	0.30	0.30

Basic earnings per share	$0.27	$0.26	$0.43	$0.42

Diluted earnings from continuing operations	$0.27	$0.26	$0.13	$0.12
Diluted earnings from discontinued operations	—	—	0.30	0.30

Diluted earnings per share	$0.27	$0.26	$0.43	$0.42

	For the Six Months Ended June 30, 2004		For the Six Months Ended June 30, 2003
(amounts in thousands, except per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated
Real estate expenses	$45,190	$45,897	$39,160	$39,361
General and administrative expense	$6,343	$6,398	$5,600	$5,629
Other expenses	—	$1,365	$7,305	$7,305
Net income available to common shareholders	$26,943	$24,816	$44,661	$44,431
Earnings per share:
Basic earnings from continuing operations	$0.54	$0.50	$0.45	$0.44
Basic earnings from discontinued operations	—	—	0.52	0.53

Basic earnings per share	$0.54	$0.50	$0.97	$0.97

Diluted earnings from continuing operations	$0.53	$0.49	$0.44	$0.44
Diluted earnings from discontinued operations	—	—	0.52	0.52

Diluted earnings per share	$0.53	$0.49	$0.96	$0.96

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements have been omitted. The consolidated balance sheet at December 31, 2003 has been derived from the audited statements at that date, as restated, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-Ks for the years ended December 31, 2003 and 2004 of BRE Properties, Inc. (the “Company” or “BRE”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments only) necessary for a fair presentation of the Company’s consolidated financial statements for the interim periods presented.

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

The following table illustrates the pro forma effect on consolidated net income and earnings per share of all outstanding awards in each period.

	Three months ended June 30,
(amounts in thousands, except per share data)	2004	2003
	(Restated)	(Restated)
Net income available to common shareholders, as reported	$13,217	$19,436
Add: Stock-based compensation expense included in reported net income	226	100
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(455)	(812)

Pro forma net income	$12,988	$18,724

Earnings per share:
Basic-as reported	$0.26	$0.42
Basic-pro forma	$0.26	$0.41
Diluted-as reported	$0.26	$0.42
Diluted-pro forma	$0.26	$0.40

	Six months ended June 30,
(amounts in thousands, except per share data)	2004	2003
	(Restated)	(Restated)
Net income available to common shareholders, as reported	$24,816	$44,431
Add: Stock-based compensation expense included in reported net income	438	200
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(964)	(2,214)

Pro forma net income	$24,290	$42,417

Earnings per share:
Basic-as reported	$0.50	$0.97
Basic-pro forma	$0.48	$0.92
Diluted-as reported	$0.49	$0.96
Diluted-pro forma	$0.48	$0.92

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

NOTE G – LEGAL MATTERS

On April 14, 1997, BRE purchased Red Hawk Ranch Apartments, a 453-unit operating community in Fremont, California, from an unrelated third party developer. The community now requires extensive replacement work to correct damage BRE believes was caused by faulty workmanship during construction. On March 18, 2003, BRE filed suit in the Alameda County Superior Court against an unrelated third party builder to protect against statutes of limitation and commenced testing to determine the extent of the damage. Based upon the testing that has been performed to date, BRE has discovered that the exterior shell of each building at the community has been compromised. As a result, during second quarter 2004 the company expanded the size and scope of the lawsuit.

Litigation and consulting charges recognized totaled $515,000 (restated) and $1,365,000 (restated) for the quarter and six months ending June 30, 2004, respectively and are reported as Other expenses on the Consolidated Statements of Income. The charge reported in includes litigation costs and consulting fees incurred through June 30, 2004, as destructive testing was performed to determine the extent of the damage and required reconstruction.

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

BRE plans to commence replacement and repair work as soon as possible and expects to have the community restored during the next 24 to 27 months. BRE intends to pursue litigation against the third party contractor and certain related sub-contractors. BRE also plans to file insurance claims to cover costs associated with the damage caused by faulty workmanship.

While BRE’s management expects that costs of remediation will exceed $26 million, and legal costs may exceed $3 million, due to the preliminary nature of the damage assessment, claims and litigation, it is not possible to predict or determine the outcome of legal actions, nor is it reasonably possible to accurately estimate the range of loss associated with the matter at this time.

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

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2004

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments to our consolidated financial statements for the three and six months ended June 30, 2004 and 2003, contained in this Quarterly Report on Form 10-Q/A. See Note A to the condensed notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2004 and 2003

Revenues

Total revenues were $75,145,000 for the three months ended June 30, 2004, compared to $68,064,000 for the same period in 2003, excluding revenues from discontinued operations. The increase in total revenues was primarily generated primarily from communities acquired, developed and stabilized after March 31, 2003, which we define as our “non same-store” communities. During the 15 months subsequent to March 31, 2003, we acquired seven communities, completed the construction of three wholly owned communities and commenced lease-up of two communities that are nearing completion of construction. Our same-store portfolio produced an increase of $649,000, or 1%, in revenues year-over-year.

A summary of the components of revenues for the quarters ended June 30, 2004 and 2003 follows (dollar amounts in thousands):

	Three months ended June 30, 2004		Three months ended June 30, 2003		% Change from 2003 to 2004
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Same-store	$65,375	87%	$64,726	95%	1%
Non same-store	9,295	12%	2,950	4%	215%
Partnership and other income	475	1%	388	1%	22%

Total revenues	$75,145	100%	$68,064	100%	10%

Average physical occupancy rates for the quarters ended June 30, 2004 and 2003 were as follows:

	2004	2003
Same-store	95%	95%
Total portfolio	95%	93%

Average physical occupancy for the portfolio is calculated by dividing the total occupied units by the total units in the portfolio. Apartment units are generally leased to residents for rental terms that do not exceed one year.

Expenses

Real Estate Expenses

For the quarter ended June 30, 2004, real estate expenses totaled $22,824,000 as compared with $20,190,000 for the quarter ended June 30, 2003, as restated, excluding real estate expenses from discontinued operations. The year-over-year increase in total real estate expenses was primarily attributable to the twelve “non same-store” communities referenced above. Additionally, “same-store” expenses increased $457,000 year-over-year. The increase in same-store expenses primarily related to timing associated with repair and maintenance costs and final property tax assessments for communities developed or acquired during the past two years.

A summary of the categories of real estate expense for the three months ended June 30, 2004 and 2003 follows (dollar amounts in thousands):

	Three months ended June 30, 2004		Three months ended June 30, 2003		% Change from 2003 to 2004
	Expense	% of Total Revenues	Expense	% of Total Revenues
	(Restated)		(Restated)
Same-store	$19,777		$19,320		2%
Non same-store	3,047		870		250%

Total real estate expenses	$22,824	30%	$20,190	30%	13%

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

General and Administrative

General and administrative costs totaled $3,088,000, or approximately 4.1% of total revenues, for the second quarter of 2004, as restated. These costs are relatively comparable with the 2003 level of $3,099,000 or approximately 4.6% of total revenues, as restated.

Other Expenses

Other expenses recognized during the second quarter of 2004 totaled $515,000 (restated) and represent litigation and consulting costs incurred in connection with the construction defect litigation we are pursuing against the builder of our Red Hawk Ranch Community, located in Fremont, California. The charge includes costs incurred in connection with destructive testing performed to determine the extent of the damage and required reconstruction.

Other expenses in the second quarter of 2003 represent legal settlement charges related to the Pinnacle at MacArthur joint venture dispute and the class action suit related to application fees charged to residents. Subsequent to June 30, 2003, we reached an agreement to settle litigation with an unrelated third party regarding the Pinnacle at MacArthur Place joint venture agreement.

Under the terms of the settlement agreement, we paid the third party $6,500,000 and retained full ownership of the asset. Subsequent to June 30, 2003, we also reached a settlement agreement regarding a class action lawsuit brought against us with respect to application fees charged to residents from August 1998 to August 2003. Under the terms of the settlement, we agreed to establish a $200,000 fund to reimburse prior applicants up to $5.00 per applicant, and to pay certain related administration charges and legal expenses. The combined settlement amounts, legal fees and related expenses aggregate $7,305,000, and are reported as Other expenses on the consolidated income statement, as restated.

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

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended June 30, 2004 was $13,217,000, or $0.26 per diluted share, as compared with $19,436,000, or $0.42 per diluted share, for the comparable period in 2003, as restated.

Comparison of the Six Months Ended June 30, 2004 and 2003

Revenues

Total revenues were $147,070,000 for the six months ended June 30, 2004, compared to $135,169,000 for the same period in 2003, excluding revenues from discontinued operations. The increase in total revenues was primarily generated primarily from communities acquired, developed and stabilized after December 31, 2002, which we define as our “non same-store” communities. During the 18 months subsequent to December 31, 2002, we acquired seven communities, completed the construction of three wholly owned communities and commenced lease-up of two communities that are nearing completion of construction. Our same-store portfolio produced an increase in revenues of $800,000, or 1%, year-over-year.

A summary of the components of revenues for the six months ended June 30, 2004 and 2003 follows (dollar amounts in thousands):

	Six months ended June 30, 2004		Six months ended June 30, 2003		% Change from 2003 to 2004
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Same-store	$129,452	88%	$128,652	95%	1%
Non same-store	16,671	11%	5,385	4%	210%
Partnership and other income	947	1%	1,132	1%	(16)%

Total revenues	$147,070	100%	$135,169	100%	9%

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties for the six months ended June 30, 2004 increased 15% to $45,897,000 (restated) from $39,361,000 (restated) in the comparable period in 2003, excluding real expenses from discontinued operations. The total increase of $6,536,000 was primarily attributable to “non same-store” expenses, which increased $4,038,000. The increase in “same-store” expenses related to timing associated with repair and maintenance costs, property-level administrative costs, increased payroll costs and the timing of property tax assessments and related rebates.

A summary of the categories of real estate expense for the six months ended June 30, 2004 and 2003 follows (dollar amounts in thousands):

	Six months ended June 30, 2004		Six months ended June 30, 2003		% Change from 2003 to 2004
	Expense	% of Total Revenues	Expense	% of Total Revenues
	(Restated)		(Restated)
Same-store	$40,464		$37,966		7%
Non same-store	5,433		1,395		290%

Total real estate expenses	$45,897	31%	$39,361	29%	17%

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

General and Administrative

General and administrative costs totaled $6,398,000, or approximately 4.4% of total revenues, for the six months ended June 30, 2004, compared to $5,629,000, or approximately 4.2% of total revenues, for the six months ended June 30, 2003, as restated. The increase in 2004 is primarily due to increases in compensation, professional fees and insurance costs.

Other Expenses

Other expenses recognized during the six months ended June 30, 2004 totaled $1,365,000 (restated) and represent litigation and consulting costs incurred in connection with the construction defect litigation we are pursuing against the builder of our Red Hawk Ranch Community, located in Fremont, California. The charge includes litigation costs and consulting fees incurred through June 30, 2004, as destructive testing is performed, to determine the extent of the damage and required reconstruction.

Other expenses in the six months ended June 30, 2003 represent legal settlement charges related to the Pinnacle at MacArthur joint venture dispute and the class action suit related to application fees charged to residents. Subsequent to June 30, 2003, we settled litigation with an unrelated third party regarding the Pinnacle at MacArthur Place joint venture agreement. Under the terms of the settlement agreement, we paid the third party $6,500,000 and retained full ownership of the asset. Subsequent to June 30, 2003, we also reached a settlement agreement regarding a class action lawsuit brought against us with respect to application fees charged to residents from August 1998 to August 2003. Under the terms of the settlement, we agreed to establish a $200,000 fund to reimburse prior applicants up to $5.00 per applicant, and to pay certain related administration charges and legal expenses. The combined settlement amounts, legal fees and related expenses aggregate $7,305,000, and are reported as Other expenses on the consolidated income statement, as restated.

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

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock for the six months ended June 30,2004 represent the dividends on our 8.50% Series A, 8.08% Series B and 6.75% Series C Cumulative Redeemable Preferred Stock. On January 29, 2004, we redeemed all 2,150,000 outstanding shares of our 8.50% Series A Cumulative Redeemable Preferred Stock. On March 15, 2004, we closed the offering of 4,000,000 shares of 6.75% Series C Cumulative Redeemable Preferred Stock. All series of preferred stock have a $25.00 per share liquidation preference.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the six months ended June 30, 2004 was $24,816,000, or $0.49 per diluted share, as compared with $44,431,000, or $0.96 per diluted share, for the comparable period in 2003, as restated.

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

As of June 30, 2004, we had total outstanding debt balances of approximately $1,279,000,000 and total outstanding consolidated shareholders’ equity and minority interests of approximately $1,013,000,000, representing a debt to total book capitalization ratio of 56%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants during the three and six months ended June 30, 2004 and 2003.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2004, such as scheduled debt repayments, construction funding and property acquisitions. At June 30, 2004, we had an estimated cost of approximately $164,000,000 (restated) to complete existing construction in progress, with funding estimated from 2004 through 2007. Scheduled debt repayments through December 31, 2004 total approximately $1,153,000.

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

Restatement of Real Estate Expense, General and Administrative Expense and Construction in Progress

This Quarterly Report on Form 10-Q/A restates previously issued financial statements for the quarterly and year-to-dated periods ended June 30, 2004 and June 30, 2003, to properly reflect accruals of payroll and certain other real estate costs and expenses at the end of each reporting period. During management’s review of our accounting policies and internal control over financial reporting, management determined that we should have recognized these costs as incurred rather than as paid. Our management determined that the internal control deficiency that resulted in this restatement represents a material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. In connection with correcting this error, management has taken appropriate action to modify our system of internal control over financial reporting to remediate this internal control deficiency. Going forward, management will estimate and record accruals for payroll and the other real estate expenses that were not previously accounted for in this manner, as well as for development and construction costs for services performed but not yet billed, at the end of each reporting period. A description of this control deficiency and the related remediation measures that have been undertaken by us is set forth in Part 1, Item 4, Controls and Procedures, of this Form 10-Q/A.

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

COMMUNITIES	Proposed Number of Units	Cost Incurred to Date		Estimated Total Cost	Estimated Balance to Complete	Estimated Completion Date (1)
(Dollar amounts in millions)		(Restated)			(Restated)
Directly owned construction
Pinnacle Westridge Valencia, CA	234	$40.5		$43.3	$2.8	3Q/2004
Pinnacle at Talega II San Clemente, CA	110	19.8		20.7	0.9	3Q/2004
Pinnacle at Chino Hills Chino Hills, CA	208	18.1		38.6	20.5	4Q/2005
Pinnacle Bridgeport Santa Clarita, CA	188	15.1		40.5	25.4	3Q/2006
Pinnacle Towngate Moreno Valley, CA	268	7.8		39.1	31.3	3Q/2006
Pinnacle Orange Orange, CA	460	19.5		102.4	82.9	1Q/2007

Total construction in progress	1,468	$120.8	(2)	$284.6	$163.8

COMMUNITIES	Proposed Number of Units	Cost Incurred to Date	Estimated Total Cost	Estimated Construction Start
Land under development(3)
Pinnacle Pasadena Pasadena, CA	188	$13.4	$51.9	4Q/2004

Total land under development	188	$13.4	$51.9

(1)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.
(2)	Reflects all recorded costs incurred as of June 30, 2004, recorded on our consolidated balance sheet as “direct investments in real estate-construction in progress” and $25.0 million of costs for completed buildings located on properties listed above, reflected on our consolidated balance sheet as “direct investments in real estate—investments in rental properties.”
(3)	Land under development represents projects in various stages of predevelopment, development and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our consolidated balance sheet.

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

2003 Matter

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

Current Restatment

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

Accordingly, we restated in our Annual Report on Form 10-K the financial results for the fiscal years ended December 31, 2000, through December 31, 2003 filed on Form 10-K, and the quarterly periods ended March 31, June 30, and September 30, 2004, and 2003, filed on Form 10-Q to adjust for the misstatements caused by this control deficiency.

Under PCAOB Auditing Standard No. 2 (“PCAOB Std. No. 2), the Public Company Accounting Oversight Board (“PCAOB”) has defined a “material weakness” in internal control over financial reporting as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The PCAOB has also stated that the restatement of previously issued financial statements to reflect the correction of a misstatement is a “significant deficiency” and a “strong indicator” of a material weakness. Based on PCAOB Std. No. 2, management determined that the internal control deficiency regarding our policies, procedures and processes for accounts payable and accrued expenses, which led to the restatements, constituted a material weakness as of June 30, 2004.

As a result of the material weakness described above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2004.

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

There were no significant changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2004 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

On April 14, 1997, we purchased Red Hawk Ranch Apartments, a 453-unit operating community in Fremont, California, from an unrelated third party developer. The community now requires extensive replacement work to correct damage we believe was caused by faulty workmanship during construction. On March 18, 2003, we filed suit in the Alameda County Superior Court against the developer to protect against statutes of limitation. We then commenced testing to determine the extent of the damage. Based upon the testing that has been performed to date, we have discovered that the exterior shell of each building at the community has been compromised. As a result, during second quarter 2004 we expanded the size and scope of the lawsuit.

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

We plan to commence replacement and repair work during the first half of 2005 and expect to have the community restored during the next 24 to 27 months. We intend to pursue litigation against the third party contractor and certain related sub-contractors. We also plan to file insurance claims to cover costs associated with the damage caused by faulty workmanship.

While management expects that costs of remediation will exceed $26 million, and legal costs may exceed $3 million, due to the preliminary nature of the damage assessment, claims and litigation, it is not possible to predict or determine the outcome of legal actions, nor is it reasonably possible to accurately estimate the range of loss associated with the matter at this time.

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
	45,562,664	98%	91%	681,142	161,697

Proposal No. II Election of Directors for a one-year term:
Robert A. Fiddaman	46,042,366	99%	92%		351,137
Roger P. Kuppinger	45,838,389	99%	91%		537,114
Jeanne R. Myerson	46,020,461	99%	92%		355,042

Proposal No. III Ratification of Ernst & Young LLP as auditors for the year ended December 31, 2004:
	45,173,744	97%	90%	1,093,223	108,536

ITEM 5. Other Information.

None

ITEM 6. Exhibits and Reports on Forms 8-K

(a)	Exhibits:

11	Statement Re: Computation of Per Share Earnings (Restated)

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (Restated)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

•	The registrant filed a Current Report on Form 8-K on April 15, 2004 with exhibits, pursuant to Items 12 and 7 of Form 8-K, in connection with its press release announcing its first quarter 2004 operating results.

•	The registrant filed a Current Report on Form 8-K on April 15, 2004, pursuant to Item 5 of Form 8-K, in connection with its first quarter 2004 operating results.

•	The registrant filed a Current Report on Form 8-K with exhibits on May 20, 2004, pursuant to Items 7 and 9 of Form 8-K, in connection with a slide show presentation to be presented at an industry conference.

•	The registrant filed a Current Report on Form 8-K with exhibits on May 24, 2004, pursuant to Item 5 of Form 8-K, in connection with the registrant’s first quarter dividend announcement.

•	The registrant filed a Current Report on Form 8-K with exhibits on June 7, 2004, pursuant to Items 7 and 9 of Form 8-K, in connection with a slide show presentation to be presented at an industry conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.
(Registrant)

Dated: March 15, 2005	/s/ Edward F. Lange, Jr.
Edward F. Lange, Jr.
Executive Vice President,
Chief Financial Officer and Secretary