Form 10-Q/A
period 2004-09-30
BRE PROPERTIES INC /MD/
filed 2005-03-16
CIK 1011174

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to Form 10-Q of BRE Properties, Inc., for the quarter and nine months ended September 30, 2004, incorporates revisions to historical financial data and related descriptions. This amendment is not intended to update other information presented in this report as originally filed, except where specifically noted. We are not required to and we have not updated any forward-looking statements previously included in the Form 10-Q.

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

This Amendment No. 1 is being filed to amend and restate the items described below contained in our Quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2004. This Amendment amends Part I, Financial Statements; Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations; Part I, Item 4, Controls and Procedures, and Part II, Item 1, Legal Proceedings, for the following purposes:

•	To amend Part I, Item 1, Financial Statements, to restate our unaudited consolidated financial statements and the related notes, as more fully described in Note A to our restated consolidated financial statements;

•	To amend Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to take into account the effects of the restatement;

•	To amend Part I, Item 4, Controls and Procedures, to reflect the matters discussed above;

•	To amend Part II, Item 1, Legal Proceedings, to provide additional information regarding the proceedings that gave rise to the expenses described in Note A to our consolidated financial statements;

•	To file a revised Exhibit 12 (Statement of Computations of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends) that reflects the restated financial statements; and

•	To file new certifications of our Chief Executive Officer and Chief Financial Officer.

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q/A

September 30, 2004

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements

BRE Properties, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	September 30, 2004	December 31, 2003
	(unaudited) (Restated)	(Restated)
Assets

Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,513,129	$2,281,048
Construction in progress	72,289	104,531
Less: accumulated depreciation	(284,912)	(239,810)

	2,300,506	2,145,769

Equity interests in and advances to real estate joint ventures-Investments in rental properties	10,268	10,391
Land under development	24,939	28,964

Total real estate portfolio	2,335,713	2,185,124

Cash	1,484	1,105
Other assets	45,690	47,212

Total assets	$2,382,887	$2,233,441

Liabilities and Shareholders’ Equity

Liabilities:
Unsecured senior notes	$848,352	$763,915
Unsecured line of credit	218,000	196,000
Secured line of credit	140,000	100,000
Mortgage loans payable	130,016	132,414
Accounts payable and accrued expenses	42,480	45,450

Total liabilities	1,378,848	1,237,779

Minority interests	35,720	38,859

Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
2,150,000 shares 8.5% Series A Cumulative Redeemable issued and outstanding at December 31, 2003, $25 liquidation preference (non-voting)	—	53,750
3,000,000 shares 8.08% Series B Cumulative Redeemable issued and outstanding at September 30, 2004 and December 31, 2003, $25 liquidation preference (non-voting)	75,000	75,000
4,000,000 shares 6.75% Series C Cumulative Redeemable issued and outstanding at September 30, 2004, $25 liquidation preference (non-voting)	100,000	—
Common stock, $0.01 par value; 100,000,000 shares authorized.
Shares issued and outstanding: 50,263,488 at September 30, 2004 and 49,992,198 at December 31, 2003.	503	500
Additional paid-in capital	815,944	814,366
Cumulative dividends in excess of accumulated net income	(21,105)	16,023
Stock purchase loans to executives	(2,023)	(2,836)

Total shareholders’ equity	968,319	956,803

Total liabilities and shareholders’ equity	$2,382,887	$2,233,441

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,
	2004	2003
	(Restated)	(Restated)
Revenues
Rental income	$72,280	$66,140
Ancillary income	3,539	3,114

Total revenues	75,819	69,254

Expenses
Real estate	23,827	21,496
Provision for depreciation	17,249	13,381
Interest	16,775	14,895
General and administrative	3,091	2,018
Other expenses	427	—

Total expenses	61,369	51,790

Other income	591	352

Income before minority interests and partnership income	15,041	17,816
Minority interests in income from consolidated subsidiaries	(576)	(823)
Partnership income	218	175

Net income	14,683	17,168
Dividends attributable to preferred stock	3,203	2,657

Net income available to common shareholders	$11,480	$14,511

Basic earnings per share	$0.23	$0.31

Diluted earnings per share	$0.23	$0.31

Weighted average common shares outstanding – basic	50,210	46,565

Weighted average common shares outstanding – assuming dilution	50,895	47,040

Dividends declared and paid per common share	$0.4875	$0.4875

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Nine Months Ended September 30,
	2004	2003
	(Restated)	(Restated)
Revenues
Rental income	$211,757	$194,336
Ancillary income	10,185	8,955

Total revenues	221,942	203,291

Expenses
Real estate	69,724	60,857
Provision for depreciation	46,859	39,192
Interest	49,042	44,642
General and administrative	9,488	7,647
Other expenses	1,792	7,305

Total expenses	176,905	159,643

Other income	1,108	933
Income before minority interests, partnership income and discontinued operations	46,145	44,581
Minority interests in income from consolidated subsidiaries	(1,907)	(2,477)
Partnership income	647	726

Income from continuing operations	44,885	42,830
Discontinued operations:
Gain on sales	—	23,147
Discontinued operations, net	—	936

Income from discontinued operations	—	24,083

Net income	44,885	66,913
Dividends attributable to preferred stock	8,588	7,971

Net income available to common shareholders	$36,297	$58,942

Basic earnings per share from continuing operations	$0.72	$0.76
Basic earnings per share from discontinued operations	—	0.52

Basic earnings per share	$0.72	$1.28

Diluted earnings per share from continuing operations	$0.72	$0.75
Diluted earnings per share from discontinued operations	—	0.52

Diluted earnings per share	$0.72	$1.27

Weighted average common shares outstanding – basic	50,130	46,205

Weighted average common shares outstanding – assuming dilution	50,650	46,555

Dividends declared and paid per common share	$1.4625	$1.4625

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Nine Months Ended September 30,
	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$44,885	$66,913
Adjustments to reconcile net income to net cash flows generated by operating activities:
Gain on sales of discontinued operations	—	(23,147)
Income from investments in unconsolidated entities	(647)	(726)
Provision for depreciation	46,859	39,192
Depreciation from discontinued operations	—	306
Minority interests in income from consolidated subsidiaries	1,907	2,477
(Increase) decrease in other assets	(1,031)	2,108
Decrease in accounts payable and accrued expenses	(1,167)	(7,847)

Net cash flows generated by operating activities	90,806	79,276

Cash flows from investing activities:
Proceeds from sales of rental property, net	—	71,482
Multifamily communities purchased	(99,711)	(72,840)
Capital expenditures	(12,685)	(7,687)
Rehabilitation expenditures and other	(8,984)	(5,900)
Additions to direct investment in real estate - construction in progress	(33,923)	(39,338)
Additions to land under development	(37,118)	(15,633)
Distributions from unconsolidated entities	1,166	801

Net cash flows used in investing activities	(191,255)	(69,115)

Cash flows from financing activities:
Issuance of unsecured senior notes, net	99,437	—
Principal payments on unsecured senior notes and mortgage loans	(16,610)	(94,680)
Lines of credit:
Advances	310,000	243,000
Repayments	(248,000)	(181,000)
Fees	(388)	(4,011)
Proceeds from preferred stock offering, net	96,436	—
Proceeds from common stock offering, net	—	97,653
Redemption of preferred stock	(53,750)	—
Cash dividends paid to common shareholders	(73,426)	(67,603)
Cash dividends paid to preferred shareholders	(8,588)	(7,971)
Distributions to operating company unit holders	(1,418)	(1,741)
Distributions to other minority members	(503)	(746)
Redemption of minority member interest	(8,114)	—
Repurchase of common shares	—	(724)
Proceeds from exercises of stock options, net	5,752	10,515

Net cash flows generated by (used in) financing activities	100,828	(7,308)

Increase in cash	379	2,853
Balance at beginning of period	1,105	893

Balance at end of period	$1,484	$3,746

Supplemental disclosure of non cash activities:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$107,633	$57,247

Transfer of land under development to direct investments in real estate – construction in progress	$41,870	$6,899

Change in accrued development costs for construction in progress and land under development	$325	$1,977

Decrease in carrying value of debt attributed to hedging activities	$(1,351)	$(624)

Minority interest unit (issuances) conversions to common shares	$(1,921)	$1,598

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

Impact of Restatement on Consolidated Balance Sheets

	September 30, 2004		December 31, 2003
(amounts in thousands, except per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated
Total real estate portfolio	$2,331,167	$2,335,713	$2,180,903	$2,185,124
Other assets	$44,512	$45,690	$45,957	$47,212
Total assets	$2,337,163	$2,382,887	$2,227,965	$2,233,441
Accounts payable and accrued expenses	$32,253	$42,480	$36,233	$45,450
Total liabilities	$1,368,621	$1,378,848	$1,228,562	$1,237,779
Total shareholders’ equity	$972,822	$968,319	$960,544	$956,803

The impact of the restatement resulted in a decrease in shareholders’ equity as of January 1, 2003 of $3,583.

Impact of Restatement on Consolidated Statements of Income

	For the Three Months Ended September 30, 2004		For the Three Months Ended September 30, 2003
(amounts in thousands, except per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated
Real estate expenses	$23,688	$23,827	$21,799	$21,496
General and administrative expense	$3,229	$3,091	$2,201	$2,018
Other expenses	1,792	$427	—	—

Net income available to common shareholders	$10,116	$11,480	$14,025	$14,511
Earnings per share:
Basic earnings from continuing operations	$0.20	$0.23	$0.30	$0.31
Basic earnings from discontinued operations	—	—	—	—

Basic earnings per share	$0.20	$0.23	$0.30	$0.31

Diluted earnings from continuing operations	$0.20	$0.23	$0.30	$0.31
Diluted earnings from discontinued operations	—	—	—	—

Diluted earnings per share	$0.20	$0.23	$0.30	$0.31

	For the Nine Months Ended September 30, 2004		For the Nine Months Ended September 30, 2003
(amounts in thousands, except per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated
Real estate expenses	$68,878	$69,724	$60,959	$60,857
General and administrative expense	$9,572	$9,488	$7,800	$7,647
Other expenses	$1,792	$1,792	$7,305	$7,305
Net income available to common shareholders	$37,059	$36,297	$58,687	$58,942
Earnings per share:
Basic earnings from continuing operations	$0.74	$0.72	$0.75	$0.76
Basic earnings from discontinued operations	—	—	0.52	0.52

Basic earnings per share	$0.74	$0.72	$1.27	$1.28

Diluted earnings from continuing operations	$0.73	$0.72	$0.75	$0.75
Diluted earnings from discontinued operations	—	—	0.52	0.52

Diluted earnings per share	$0.73	$0.72	$1.27	$1.27

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q/A. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements have been omitted. The consolidated balance sheet at December 31, 2003 has been derived from the audited statements at that date, as restated but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the years ended December 31, 2003 and 2004 of BRE Properties, Inc. (the “Company” or “BRE”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments only) necessary for a fair presentation of the Company’s consolidated financial statements for the interim periods presented.

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

The following table illustrates the pro forma effect on consolidated net income and earnings per share of all outstanding awards in each period.

	Three months ended September 30,
(amounts in thousands, except per share data)	2004	2003
	(Restated)	(Restated)
Net income available to common shareholders, as reported	$11,480	$14,511
Add: Stock-based compensation expense included in reported net income	228	100
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(434)	(578)

Pro forma net income	$11,274	$14,033

Earnings per share:
Basic-as reported	$0.23	$0.31
Basic-pro forma	$0.22	$0.30

Diluted-as reported	$0.23	$0.31
Diluted-pro forma	$0.22	$0.30

	Nine months ended September 30,
(amounts in thousands, except per share data)	2004	2003
	(Restated)	(Restated)
Net income available to common shareholders, as reported	$36,297	$58,942
Add: Stock-based compensation expense included in reported net income	676	300
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(1,404)	(2,792)

Pro forma net income	$35,569	$56,450

Earnings per share:
Basic-as reported	$0.72	$1.28
Basic-pro forma	$0.71	$1.22

Diluted-as reported	$0.72	$1.27
Diluted-pro forma	$0.70	$1.21

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

Litigation and consulting charges recognized during the three and nine months ended September 30, 2004 totaled $427,000 (restated) and $1,792,000, respectively, and are reported as Other expenses on the Consolidated Statements of Income. The charges reported include litigation costs and consulting fees incurred through September 30, 2004 as destructive testing is performed to determine the extent of the damage and required reconstruction.

BRE plans to commence reconstruction during the first half of 2005 and expects to have the community restored during the next 21 to 24 months. BRE is actively pursuing the litigation against the third party builder and various sub-contractors.

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

While BRE’s management expects that costs of remediation will approximate up to $26,000,000, and future plaintiff litigation costs may exceed $3,00,000, due to the preliminary nature of the damage assessment, claims and litigation, it is not possible to predict or determine the outcome of legal actions, nor is it reasonably possible to accurately estimate the full range of costs associated with the matter at this time.

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

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2004

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments to our consolidated financial statements for the three and nine months ended September 30, 2004 and 2003, contained in this Quarterly Report on Form 10-Q/A. See Note A to the condensed notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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

A summary of the components of revenues for the quarters ended September 30, 2004 and 2003 follows (dollar amounts in thousands):

	Three months ended September 30, 2004		Three months ended September 30, 2003		% Change from 2003 to 2004
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Same-store	$65,189	85%	$65,491	94%	0%
Non same-store	10,630	14%	3,763	5%	182%
Partnership income	218	—	175	—	25%
Other income	591	1%	352	1%	68%

Total revenues	$76,628	100%	$69,781	100%	10%

Average physical occupancy rates for the quarters ended September 30, 2004 and 2003 were as follows:

	2004	2003
Same-store	95%	95%
Total portfolio	95%	94%

Average physical occupancy for the portfolio is calculated by dividing the total occupied units by the total units in the portfolio for the three-month period. Apartment units are generally leased to residents for rental terms that do not exceed one year.

Expenses

Real Estate Expenses

For the quarter ended September 30, 2004, real estate expenses totaled $23,827,000 as compared with $21,496,000 for the quarter ended September 30, 2003, as restated. The year-over-year increase in total real estate expenses was primarily attributable to the thirteen “non-same-store” communities referenced above.

A summary of the categories of real estate expense for the three months ended September 30, 2004 and 2003 follows (dollar amounts in thousands):

	Three months ended September 30, 2004 (Restated)		Three months ended September 30, 2003 (Restated)		% Change from 2003 to 2004
	Expense	% of Total Revenues	Expense	% of Total Revenues
Same-store	$20,397		$20,306		0%
Non same-store	3,430		1,190		188%

Total real estate expenses	$23,827	31%	$21,496	31%	11%

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

General and Administrative

General and administrative costs totaled $3,091,000, or approximately 4.0% of total revenues, for the third quarter of 2004 compared to $2,018,000, or approximately 2.9% of total revenues, for the three months ended September 30, 2003, as restated. The increase in 2004 is primarily due to increases in compensation, professional fees and insurance costs.

Other Expenses

Other expenses recognized during the third quarter of 2004 totaled $427,000 (restated) and represent litigation and consulting costs incurred in connection with the construction defect litigation we are pursuing against the builder of our Red Hawk Ranch Community, located in Fremont, California. The charges reported in third quarter 2004 include costs incurred in connection with destructive testing performed to determine the extent of the damage and required reconstruction.

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

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended September 30, 2004 was $11,480,000, or $0.23 per diluted share, as compared with $14,511,000, or $0.31 per diluted share, for the comparable period in 2003, as restated.

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

A summary of the components of revenues for the nine months ended September 30, 2004 and 2003 follows (dollar amounts in thousands):

	Nine months ended September 30, 2004		Nine months ended September 30, 2003		% Change from 2003 to 2004
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Same-store	$194,641	87%	$194,142	95%	0%
Non same-store	27,301	12%	9,149	4%	198%
Partnership income	647	—	726	—	-11%
Other income	1,108	1%	933	1%	19%

Total revenues	$223,697	100%	$204,950	100%	9%

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties for the nine months ended September 30, 2004 increased 15% to $69,724,000 from $60,857,000 in the comparable period in 2003, excluding real estate expenses from discontinued operations of approximately $740,000, as restated. The total increase of $8,867,000 was primarily attributable to “non same-store” expenses, which increased $6,272,000. “Same-store” expenses have increased $2,595,000, or 4%, year over year.

A summary of the categories of real estate expense for the nine months ended September 30, 2004 and 2003 follows (dollar amounts in thousands):

	Nine months ended September 30, 2004 (Restated)		Nine months ended September 30, 2003 (Restated)		% Change from 2003 to 2004
	Expense	% of Total Revenues	Expense	% of Total Revenues
Same-store	$60,866		$58,271		4%
Non same-store	8,858		2,586		243%

Total real estate expenses	$69,724	31%	$60,857	30%	15%

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

General and Administrative

General and administrative costs totaled $9,488,000, or approximately 4.2% of total revenues, for the nine months ended September 30, 2004, compared to $7,647,000, or approximately 3.7% of total revenues, for the nine months ended September 30, 2003, as restated. The increase in 2004 is primarily due to increases in compensation, professional fees and insurance costs.

Other Expenses

Other expenses recognized during the nine months ended September 30, 2004 totaled $1,792,000 and represent litigation and consulting costs incurred in connection with the construction defect litigation we are pursuing against the builder of our Red Hawk Ranch Community, located in Fremont, California. The charges reported for the nine months ended September 30, 2004 include costs incurred in connection with destructive testing performed to determine the extent of the damage and required reconstruction.

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

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the nine months ended September 30, 2004 was $36,297,000 or $0.72 per diluted share, as compared with $58,942,000, or $1.27 per diluted share, for the comparable period in 2003, as restated.

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

As of September 30, 2004, we had total outstanding debt balances of approximately $1,336,000,000 and total outstanding consolidated shareholders’ equity and minority interests of approximately $1,004,000,000, representing a debt to total book capitalization ratio of 57%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants during the three and nine months ended September 30, 2004 and 2003.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2004, such as scheduled debt repayments, construction funding and property acquisitions. At September 30, 2004, we had an estimated cost of approximately $148,000,000 (restated) to complete existing construction in progress, with funding estimated from 2004 through 2007. Scheduled debt repayments through December 31, 2004 total approximately $615,000.

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

Restatement of Real Estate Expense, General and Administrative Expense and Construction in Progress

This Quarterly Report on Form 10-Q/A restates previously issued financial statements for the quarterly and year-to-dated periods ended September 30, 2004 and September 30, 2003, to properly reflect accruals of payroll and certain other real estate costs and expenses at the end of each reporting period. During management’s review of our accounting policies and internal control over financial reporting, management determined that we should have recognized these costs as incurred rather than as paid. Our management determined that the internal control deficiency that resulted in this restatement represents a material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. In connection with correcting this error, management has taken appropriate action to modify our system of internal control over financial reporting to remediate this internal control deficiency. Going forward, management will estimate and record accruals for payroll and the other real estate expenses that were not previously accounted for in this manner, as well as for development and construction costs for services performed but not yet billed, at the end of each reporting period. A description of this control deficiency and the related remediation measures that have been undertaken by us is set forth in Part 1, Item 4, Controls and Procedures, of this Form 10-Q/A.

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

COMMUNITIES	Proposed Number of Units	Cost Incurred to Date		Estimated Total Cost	Estimated Balance to Complete	Estimated Completion Date (1)
(Dollar amounts in millions)		(Restated)			(Restated)
Directly owned construction
Pinnacle at Chino Hills Chino Hills, CA	208	$23.8		$38.6	$14.8	4Q/2005
Pinnacle Bridgeport Santa Clarita, CA	188	17.5		40.5	23.0	3Q/2006
Pinnacle Towngate Moreno Valley, CA	268	10.3		39.2	28.9	3Q/2006
Pinnacle Orange Orange, CA	460	20.7		102.4	81.7	1Q/2007

Total construction in progress	1,124	$72.3	(2)	$220.7	$148.4

COMMUNITIES	Proposed Number of Units	Cost Incurred to Date	Estimated Total Cost	Estimated Construction Start
Land under development (3)
Pinnacle Pasadena Pasadena, CA	188	$15.5	$51.9	4Q/2004
Pinnacle Emeryville Emeryville, CA	224	9.4	60.0	3Q/2005

Total land under development	412	$24.9	$111.9

(1)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.
(2)	Reflects all recorded costs incurred as of September 30, 2004, recorded on our consolidated balance sheet as “direct investments in real estate-construction in progress.”
(3)	Land under development represents projects in various stages of predevelopment, development and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our consolidated balance sheet.

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

As discussed in Part I, Item 4 of this Quarterly Report on Form 10-Q/A, we have restated our interim financial statements contained in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2003 and September 30, 2003. We determined that we had a “significant deficiency”, as defined in Auditing Standard No. 2 of the Public Company Accounting Oversight Board, in our control over financial reporting which gave rise to the restatements. In addition, we did not recognize in the first and second quarters of 2004 certain charges, which management does not deem to be material to our quarterly financial statements, incurred in connection with the Red Hawk Ranch construction defect lawsuit we are pursuing. Rather, these expenses were recognized in the third quarter of 2004. We determined that this also constituted a “significant deficiency” in our internal control over financial reporting. Management believes these significant deficiencies have been remediated. There can be no guarantee, however, that our internal controls will be effective in accomplishing all control objectives all of the time. In the event that other deficiencies in our internal controls over financial reporting arise in the future, we could experience accounting errors that result in a misstatement of our results of operations or a restatement of our financial statements, which could cause a decline in our stock price, or otherwise adversely affect our business, reputation and results of operations.

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

Current Restatement

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

Under PCAOB Auditing Standard No. 2 (“PCAOB Std. No. 2), the Public Company Accounting Oversight Board (“PCAOB”) has defined a “material weakness” in internal control over financial reporting as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The PCAOB has also stated that the restatement of previously issued financial statements to reflect the correction of a misstatement is a “significant deficiency” and a “strong indicator” of a material weakness. Based on PCAOB Std. No. 2, management determined that the internal control deficiency regarding our policies, procedures and processes for accounts payable and accrued expenses, which led to the restatements, constituted a material weakness as of September 30, 2004.

Management has concluded, based on PCAOB Std. No. 2 and the material weakness in our internal control over financial reporting described above, that our internal control over financial reporting was not effective as of September 30, 2004. As a result of the material weakness described above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2004.

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

There were no significant changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2004 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

We plan to commence reconstruction work as soon as possible and expect to have the community restored during the next 21 to 24 months. We are actively pursuing the litigation against the third party builder and certain sub-contractors.

Litigation and consulting charges recognized during the nine months ended September 30, 2004, totaled $1,792,000 and are reported as Other Expenses on the Consolidated Statements of Income..

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