Form 10-K
period 2004-12-31
BRE PROPERTIES INC /MD/
filed 2005-03-16
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(415) 445-6530

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value 8.08% Series B Cumulative Redeemable Preferred Stock 6.75% Series C Cumulative Redeemable Preferred Stock 6.75% Series D Cumulative Redeemable Preferred Stock	New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

At June 30, 2004, the aggregate market value of the registrant’s shares of Common Stock par value, $.01 per share, held by non-affiliates of the registrant was approximately $1,744,000,000. At that date 50,178,878 shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders of BRE Properties, Inc. to be filed within 120 days of December 31, 2004 are incorporated by reference in Part III of this report.

FORWARD-LOOKING STATEMENTS

In addition to historical information, we have made forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements pertain to, among other things, our capital resources, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties. You should not rely on these statements as predictions of future events because we cannot assure you that the events or circumstances reflected in the statements can be achieved or will occur. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect or imprecise or incapable of being realized. The following factors, among others, could affect actual results and future events: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to successfully integrate acquired properties and operations, inability to dispose of assets that no longer meet our investment criteria under acceptable terms and conditions, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends on general economic trends, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors, including those risk factors discussed in the section entitled “Risk Factors” in this report as they may be updated from time to time by our subsequent filings with the Securities and Exchange Commission. Do not rely solely on forward-looking statements, which only reflect management’s analysis. We assume no obligation to update forward-looking statements.

BRE PROPERTIES, INC.

PART I

Item 1.    BUSINESS

References in the Annual Report on Form 10-K to “BRE,” “we” or “us” refer to BRE Properties, Inc., a Maryland corporation.

Corporate Profile

We are a self-administered equity real estate investment trust, or REIT, focused on the development, acquisition and management of multifamily apartment communities in seven targeted metropolitan markets of the Western United States. At December 31, 2004, our multifamily portfolio had real estate assets with a net book value of approximately $2.5 billion, which included: 85 wholly or majority owned completed multifamily communities, aggregating 24,198 units in California, Arizona, Washington, Utah and Colorado; two multifamily communities owned through joint venture agreements, comprised of 488 apartment units; and eight apartment communities in various stages of construction and development totaling 2,051 units. We have been a publicly traded company since our founding in 1970 and have paid 137 consecutive quarterly dividends to our shareholders since inception.

Our business touches one of the most personal aspects of our customers’ lives—the place they call home. We believe this creates not just a responsibility, but an opportunity to set ourselves apart by seeing things from our residents’ point of view and putting them first in all we do. The power of this viewpoint is that what is good for our resident is good for our company. As we build relationships with the people and communities we serve, we set ourselves apart in the marketplace and create long-term, income-producing investments for our shareholders. Our principal operating objective is to maximize the economic returns of our apartment communities so as to provide our shareholders with the greatest possible total return and value. To achieve this objective, we pursue the following primary strategies and goals:

•	Maintain balance sheet strength and maximize financial flexibility to provide continued access to attractively priced capital for strategic growth opportunities;

•	Communicate a clear, results-oriented strategic direction based on the five-year plan developed by our Board of Directors and Management, that is the driver behind all key decisions;

•	Manage our business to yield a compelling combination of income and growth by achieving and maintaining high occupancy levels, dynamic pricing, and operating margin expansion through operating efficiencies and cost controls, and deploying new and recycled capital to supply constrained markets of the Western United States;

•	Respond openly and honestly to all investors by disclosing financial results comprehensively and efficiently, and making our business transparent to investors through our public disclosure; and

•	Create a valuable customer experience that focuses on services from residents’ point of view, and generates increased profitability from resident retention and referrals.

We believe we can best achieve our objectives by developing, acquiring and internally managing high-quality apartment communities in high-demand, supply-constrained locations in the most attractive places to live in the Western United States. Our communities are generally near the business, transportation, employment and recreation centers essential to customers who value the convenience, service and flexibility of rental living. Recognizing that customers have many housing choices, we focus on developing and acquiring apartment homes with customer-defined amenities and providing professional management services, delivered by well-trained associates. We have concentrated our investment and business focus in the Western United States because of certain characteristics of these markets that we find attractive, including the propensity to rent and a housing supply that currently cannot keep pace with population and employment growth. From time to time, we dispose of assets that do not meet our long-term investment criteria, recycling the capital derived from property sales into apartment communities in supply-constrained locations that offer higher long-term return opportunities.

Events During 2004

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

On March 15, 2004, we closed an offering of 4,000,000 shares of 6.75% Series C Cumulative Redeemable Preferred Stock at a public offering price of $25 per share. The preferred shares trade on the New York Stock Exchange under the symbol BRE_prc. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $96,436,000 and were used for general corporate purposes.

On March 17, 2004, we closed an offering of $100,000,000 of dual-tranche Medium-Term Notes under a medium term note program initiated in 2001. The offering included $50,000,000 of five-year notes with a coupon rate of 3.58%, and $50,000,000 of 10-year notes with a coupon rate of 4.70%. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $99,437,000 and were used for general corporate purposes.

During the first quarter of 2004, we increased the size of our secured credit facility with Fannie Mae (serviced by Prudential Multifamily Mortgage, Inc.) from $100,000,000 to $140,000,000. Borrowings under the secured credit facility totaled $140,000,000 at December 31, 2004. The credit facility is secured by nine multifamily communities, which are held by a consolidated subsidiary of BRE. The average borrowing rate was 2.3% for 2004, including the facility fee.

On December 9, 2004, we closed an offering of 3,000,000 shares of 6.75% Series D Cumulative Redeemable Preferred Stock at a public offering price of $25 per share. The preferred shares trade on the New York Stock Exchange under the symbol BRE_prd. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $72,436,000 and were used for general corporate purposes.

On May 20, 2004, we amended our Articles of Incorporation to provide for our moving from a staggered board structure toward the election of all directors annually. Under the amendment, each of the classes of directors currently in office will serve out the balance of their current three-year terms, and afterwards their successors will be elected for one-year terms.

During 2004, we acquired six communities totaling 1,559 units for approximately $268,200,000. During first quarter 2004, we acquired four communities with an aggregate purchase price of $68,700,000: Summerwind Townhomes, with 200 units; Regency Palm Court, with 116 units; Windsor Court, with 95 units; and Tiffany Court, with 101 units, all located in Los Angeles, California. During the third and fourth quarters of 2004, we acquired two communities with a total of 423 units on contiguous parcels of land located in Redmond, Washington for an aggregate purchase price of approximately $62,400,000. Management of the two communities has been combined, so that they are now treated as one community—Evergreen Apartments. In December 2004, we acquired Villa Azure Apartments, with 624 units located in Los Angeles, California, for a purchase price of $137,100,000.

During 2004, we completed three development communities: Pinnacle at Westridge, with 234 units in Valencia, California; Pinnacle at Talega Phase II, with 110 units in San Clemente, California; and Pinnacle at Fullerton, with 192 units in Fullerton, California. Lease-up is complete at Talega II and Fullerton, and Westridge is 87% occupied as of December 31, 2004.

During 2004, we sold three communities totaling 878 units: Pinnacle Stonecreek, with 226 units located in Phoenix Arizona; Pinnacle Reserve, with 492 units located in the Salt Lake City, Utah area; and Pinnacle Fort Union with 160 units, also located in Salt Lake City, Utah. The three communities were sold for an aggregate gross sales price of approximately $98,625,000, resulting in a net gain on sale of approximately $19,925,000.

During 2004, we completed the Chief Executive Officer transition from Frank C. McDowell to Constance B. Moore. During 2004, Mr. McDowell served as Vice Chairman and CEO, and Ms. Moore served as President and Chief Operating Officer. At the end of the year, the transition was deemed complete. Mr. McDowell retired on January 1, 2005, and Ms. Moore became President and CEO on that date.

Events During 2003

On April 4, 2003, we amended and restated our revolving unsecured credit facility through April 2006, maintaining an interest rate of LIBOR plus 0.70%, plus a fee of 0.20% payable on the unused portion of the credit facility. The average borrowing rate was 2.7% for 2003 and 2.9% for 2004. We also elected to reduce the borrowing capacity from $450,000,000 to $350,000,000 on the unsecured credit facility at that time.

On May 2, 2003, we established a $100,000,000 Fannie Mae secured credit facility. The secured credit facility matures in 2008 and was originally secured by five multifamily communities. Borrowings under the facility bear interest at variable rates with maturities from one to nine months, plus a facility fee of up to 0.65%. The average borrowing rate, including the facility fee, was 2.1% in 2003. Drawings on the lines of credit are available to fund our investment activities and for general corporate purposes.

On September 16, 2003, we closed a public offering of 3,000,000 shares of our common stock. The shares were offered to the public through the underwriter at a public offering price of $33.10 per share. Subsequent to the end of the third quarter 2003, the underwriter exercised its over-allotment option to purchase an additional 450,000 shares. Net proceeds from the offering—after all discounts, commissions and issuance costs—totaled approximately $112,300,000 and were used for general corporate purposes.

During 2003, we acquired three properties totaling 1,038 units for approximately $116,200,000. The properties are: Corona Pointe, acquired September 15, 2003, with 714 units located in Riverside, California; The Enclave at Town Square, acquired October 31, 2003, with 124 units located in Chino Hills, California; and Canyon Creek, acquired December 18, 2003, with 200 units located in Northridge, California.

During 2003, we also completed the development and lease-up of two communities: Pinnacle Denver Tech Center, with a total of 420 units located in the Denver suburb of Greenwood Village, Colorado; and Pinnacle Talega Phase I, with 252 units located in San Clemente, California. Both communities went through the lease-up phase during 2003 and were stabilized as of December 31, 2003.

During 2003, we sold three communities totaling 1,100 units: Berkshire Court, with 250 units, located in the Portland Oregon metro area and Brookdale Glenn with 354 units, also located in Portland, Oregon; and Newport Landing, with 480 units, located in the Phoenix suburb of Glendale, Arizona. The sale of the two Portland area assets completed our exit from that market. The three communities were sold for an aggregate gross sales price of approximately $72,600,000, resulting in a net gain on sale of approximately $23,147,000.

During 2003, we settled a lawsuit that was filed by an unrelated third party in 2002 regarding the Pinnacle at MacArthur Place joint venture agreement. Under the terms of the settlement, we paid the third party $6,500,000 and retained full ownership of the asset. Also during 2003, we reached a settlement agreement regarding a class action lawsuit that was brought against us with respect to application fees charged residents from August 1998 to August 2003. Under terms of the settlement, we agreed to establish a $200,000 fund to reimburse the subject applicants up to $5.00 per applicant, and to pay certain related administration charges and legal expenses. Both settlement amounts, including all related legal and administrative costs, aggregate $7,305,000 and are reported as other expenses on the consolidated income statement.

In November of 2003, we announced a one-year executive succession plan, culminating with the retirement of Frank C. McDowell, BRE’s President and Chief Executive Officer, from the role of Chief Executive Officer at the end of 2004. On January 1, 2004, Mr. McDowell assumed the role of Vice Chairman and CEO, and Constance B. Moore became BRE’s President and Chief Operating Officer. Ms. Moore was named President and CEO on January 1, 2005.

Events During 2002

On March 12, 2002, we issued $150,000,000 of five-year 5.95% senior unsecured notes in an underwritten public offering. On August 20, 2002, we issued $150,000,000 of seven-year 5.75% senior unsecured notes in an underwritten public offering. Net proceeds from the sales of these notes totaled approximately $297,407,000, after deducting the underwriting discounts and commissions and our offering expenses, and were used to repay a portion of the borrowings under our existing unsecured credit facility.

On June 20, 2002, we closed the underwritten public offering of three million shares of 8.08% Series B Cumulative Redeemable Preferred Stock at a public offering price of $25 per share. The Series B Preferred Stock will be redeemable at $25 per share on or after June 20, 2007. The preferred shares trade on the NYSE under the symbol BRE_prb. Net proceeds from the offering totaled $72,291,000, after deducting the underwriting discounts and commissions and our offering expenses, and were used to invest in additional multifamily communities and, pending such use, to temporarily repay borrowings under our then-existing unsecured credit facility.

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

With respect to two of the joint ventures, the consolidation reflected the termination of the joint venture arrangements prior to funding. These properties are: Pinnacle at Stonecreek, a 226-unit community located in Phoenix, Arizona; and Pinnacle at the Creek, a 216-unit community located in the Denver suburb of Aurora, Colorado. The effect of the consolidation was an increase to direct investments in real estate of $48,515,000, a reduction of equity interests in and advances to real estate joint ventures of $26,297,000 and an assumption of secured indebtedness totaling $22,218,000. After consolidating these assets we paid down $6,722,000 of the related secured indebtedness.

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

During 2002, we also completed the construction of Pinnacle at Otay Ranch I and II, with a total of 364 units located in the San Diego suburb of Chula Vista, California; and Pinnacle at Lake Washington, with 180 units located in the Seattle suburb of Renton, Washington. We directly own both communities.

During 2002, we sold three communities totaling 663 units: The Arbors at Warner Center, with 250 units, located in the Los Angeles metro area of Woodland Hills, California; Pinnacle Lakeside, with 253 units, located in Salt Lake City, Utah; and Carriage House, with 160 units, located in the Portland, Oregon metro area. The communities were sold for an aggregate gross sales price of approximately $58,300,000, resulting in a net gain on sale of $10,067,000. In connection with these transactions, we repaid approximately $13,216,000 in related secured mortgage debt.

Competition

All of our communities are located in developed areas that include other multifamily communities. There are numerous other multifamily properties and real estate companies within these areas that compete with us for residents and development and acquisition opportunities. Such competition could have a material effect on our ability to lease apartment homes at our existing communities or at any newly developed or acquired communities, and on the rents charged. We may be competing with others that have greater resources than us. In addition, other forms of residential properties, including condominiums and other single-family housing, provide housing alternatives to potential residents of upscale apartment communities.

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

Our long-range investment policy emphasizes the development, construction and acquisition of multifamily communities located in the Western United States. As circumstances warrant, certain properties may be sold and the proceeds reinvested into multifamily communities that our management believes better align with our growth objectives. Among other items, this policy is intended to enable our management to monitor developments in local real estate markets and to take an active role in managing our properties and improving their performance. The policy is subject to ongoing review by the Board of Directors and may be modified in the future to take into account changes in business or economic conditions, as circumstances warrant.

Employees

As of December 31, 2004, we had 805 employees. None of our employees are covered by collective bargaining agreements.

Company Website

To view our current and periodic reports free of charge, please go to our website at www.breproperties.com. We make these postings as soon as reasonably practicable after our filings with the SEC. Our website contains copies of our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and the charters of each of our Audit and Compensation, Nominating and Governance Committees. This information is also available in print to any shareholder who requests it by contacting us at BRE Properties, Inc., 44 Montgomery St., 36th Floor, San Francisco, California, 94104, attention: Investor Relations. Information contained on our website is not and should not be deemed a part of this report or a part of any other report or filing with the SEC.

Investment Portfolio

See Part I, Item 2 (“Properties”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report for a description of our individual investments and certain developments during the year with respect to these investments. See Part IV, Item 15, Schedule III (financial statement schedule), for additional information about our portfolio, including locations, costs and encumbrances.

Additionally, see Part II, Item 8 and Part IV, Item 15(d) of this report for our consolidated financial statements.

Executive Officers

The following persons were executive officers of BRE as of February 15, 2005:

Name	Age at February 15, 2005	Position(s)
Constance B. Moore	49	President, Chief Executive Officer and Director
Edward F. Lange, Jr.	45	Executive Vice President, Chief Financial Officer and Secretary
Bradley P. Griggs	47	Executive Vice President, Chief Investment Officer
Deirdre A. Kuring	43	Executive Vice President, Asset Management

In November of 2003, we announced a one-year executive succession plan, culminating with the retirement of Frank C. McDowell, our former President and Chief Executive Officer, from the position of Chief Executive Officer at the end of 2004. On January 1, 2004, Mr. McDowell assumed the role of Vice Chairman and Chief Executive Officer, and Constance B. Moore became our president and Chief Operating Officer. Ms. Moore was named President and Chief Executive Officer on January 1, 2005.

Ms. Moore joined the company in July of 2002 as an Executive Vice President and Chief Operating Officer. On January 1, 2004, Ms. Moore became BRE’s President and Chief Operating Officer, assuming day-to-day operating responsibility for the Company. Ms. Moore was named President and CEO on January 1, 2005. Ms. Moore held several executive positions with Security Capital Group & Affiliates, an international real estate operating and investment management company, from 1993 to July 2002, including Co-Chairman and Chief Operating Officer of Archstone Communities Trust, a Colorado-based multifamily REIT. Ms. Moore holds a Bachelor’s Degree in Business Administration from San Jose State University and a Master of Business Administration Degree from the University of California, Berkeley.

Mr. Lange has been in his current position since June 2000. He served as Executive Vice President and Chief Financial Officer at Health Care REIT, Inc., an Ohio-based senior housing real estate investment trust, from 1996 to June 2000. Mr. Lange holds a Master of Business Administration Degree from the University of Connecticut and a Bachelor’s Degree in Urban Planning from the University of Massachusetts.

Mr. Griggs has been in his current position since December 2000. He served as a Senior Vice President of Development for Homestead Village, Inc., an operator of extended stay lodging properties and a subsidiary of Security Capital Group, Inc. from 1995 to December 2000. Mr. Griggs holds a Bachelor’s Degree in Architecture from the California Polytechnic State University, in San Luis Obispo, California and is a registered California Architect.

Ms. Kuring was promoted to Executive Vice President in January 2003, and has served as an executive officer of BRE since November 2001. She served as Divisional Vice President, Pacific Northwest and Utah, from August 2000 to October 2001. From 1996 to August 2000, Ms. Kuring was a vice president for Archstone Communities Trust, a Colorado-based multifamily real estate investment trust. She holds a Bachelor’s Degree in Business Administration from Seattle University and is a Certified Property Manager.

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

Other factors may further adversely affect revenues from and values of our properties. These factors include the general economic climate, local conditions in the areas in which properties are located such as an oversupply of apartment units or a reduction in the demand for apartment units, the attractiveness of the properties to residents, competition from other multifamily communities and our ability to provide adequate facilities maintenance, services and amenities. Our revenues would also be adversely affected if residents were unable to pay rent or we were unable to rent apartments on favorable terms. If we were unable to promptly relet or renew the leases for a significant number of apartment units, or if the rental rates upon renewal or reletting were significantly lower than expected rates, then our funds from operations would, and our ability to make expected distributions to our shareholders and to pay amounts due on our debt may, be adversely affected. There is also a risk that as leases on the properties expire, residents will vacate or enter into new leases on terms that are less favorable to us. Operating costs, including real estate taxes, insurance and maintenance costs, and mortgage payments, if any, do not, in general, decline when circumstances cause a reduction in income from a property. We could sustain a loss as a result of foreclosure on the property, if a property is mortgaged to secure payment of indebtedness and we are unable to meet our mortgage payments. In addition, applicable laws, including tax laws, interest rate levels and the availability of financing also affect revenues from properties and real estate values.

If we are unable to implement our growth strategy, or if we fail to identify, acquire or integrate new acquisitions, our results may suffer.

Our future growth will be dependent upon a number of factors, including our ability to identify acceptable properties for development and acquisition, complete acquisitions and developments on favorable terms, successfully integrate acquired and newly developed properties, and obtain financing to support expansion. We cannot assure that we will be successful in implementing our growth strategy, that growth will continue at historical levels or at all, or that any expansion will improve operating results. The failure to identify, acquire and integrate new properties effectively could have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt.

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

In the normal course of business, we typically evaluate potential acquisitions, enter into non-binding letters of intent, and may, at any time, enter into contracts to acquire and may acquire additional properties. However, we cannot assure that we will have the financial resources to make suitable acquisitions or those properties that satisfy our investment policies will be available for acquisition. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property might prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical; financing not being available on favorable terms or at all; and rehabilitation and lease-up not being completed on schedule. In addition, there are general real estate investment risks associated with any new real estate investment, including environmental risks. Although we undertake an evaluation of the physical condition of each new investment before it is acquired, certain defects or necessary repairs may not be detected until after the investment is acquired. This could significantly increase our total acquisition costs, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Illiquidity of real estate and reinvestment risk may reduce economic returns to investors.

Real estate investments are relatively illiquid and, therefore, tend to limit our ability to adjust our portfolio in response to changes in economic or other conditions. Additionally, the Internal Revenue Code places certain limits on the number of properties a REIT may sell without adverse tax consequences. To effect our current operating strategy, we have in the past raised, and will seek to continue to raise additional funds, both through outside financing and through the orderly disposition of assets that no longer meet our investment criteria. Depending upon interest rates, current development and acquisition opportunities and other factors, generally we will reinvest the proceeds in additional multifamily properties, although such funds may be employed in other uses. In the markets we have targeted for future acquisition of multifamily properties, there is considerable buying competition from other real estate companies, many of who may have greater resources, experience or expertise than we. In many cases, this competition for acquisition properties has resulted in an increase in property prices and a decrease in property yields. Due to the relatively low capitalization rates currently prevailing in the pricing of potential acquisitions of multifamily properties which meet our investment criteria, we cannot assure that the proceeds realized from the disposition of assets, which no longer meet our investment criteria, can be reinvested to produce economic returns comparable to those being realized from the properties disposed of, or that we will be able to acquire properties meeting our investment criteria. If we are unable to reinvest proceeds from the assets that no longer meet our investment criteria, or if properties acquired with such proceeds produce a lower rate of return than the properties disposed of, our results of operations may be materially affected. In addition, a delay in reinvestment of such proceeds may have a material adverse effect on us.

We may seek to structure future dispositions as tax-free exchanges, where appropriate, utilizing the non-recognition provisions of Section 1031 of the Internal Revenue Code to defer income taxation on the disposition of the exchanged property. For an exchange of these properties to qualify for tax-free treatment under Section 1031 of the Internal Revenue Code, certain technical requirements must be met. Given the competition for properties meeting our investment criteria, it may be difficult for us to identify suitable properties within the applicable time frames in order to meet the requirements of Section 1031 of the Internal Revenue Code. Even if we can structure a suitable tax-deferred exchange, as noted above, we cannot assure that we will reinvest the proceeds of any of these dispositions to produce economic returns comparable to those currently being realized from the properties which were disposed of.

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

Our portfolio is primarily located in the San Francisco Bay Area, Los Angeles/Orange County, San Diego, Sacramento, Seattle, the Denver area and Phoenix. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other properties and alternative forms of housing. In that regard, certain of these areas have in the recent past or are currently experiencing economic recessions and depressed conditions in the local real estate or rental markets. To the extent general economic or social conditions in any of these areas further deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to our shareholders and to pay amounts due on our debt could be materially adversely affected.

Our insurance coverage is limited and may not cover all losses to our properties.

We carry comprehensive liability, fire, mold, extended coverage and rental loss insurance with respect to our properties with certain policy specifications, limits and deductibles. While as of December 31, 2004, we carried flood and earthquake insurance for our properties with an aggregate annual limit of $100,000,000, subject to substantial deductibles, we cannot assure that this coverage will be available on acceptable terms or at an acceptable cost, or at all, in the future, or if obtained, that the limits of those policies will cover the full cost of repair or replacement of covered properties. In addition, there may be certain extraordinary losses (such as those resulting from civil unrest or terrorist acts) that are not generally insured (or fully insured against) or underinsured losses (such as those resulting from claims in connection with the occurrence of mold, asbestos, and lead) because they are either uninsurable or not economically insurable. Should an uninsured or underinsured loss occur to a property, we could be required to use our own funds for restoration or lose all or part of our investment in, and anticipated revenues from, the property and would continue to be obligated on any mortgage indebtedness on the property. Any such loss could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

One property, Red Hawk Ranch Apartments, a 453-unit operating community in Fremont, California, requires extensive replacement work to correct damage we believe was caused by construction defects. We estimate that the costs of remediation will approximate up to $26,000,000. We are currently pursuing litigation against the third party builder and various sub-contractors. However, we may be required to seek insurance coverage for some or all of the remediation costs. If we are not able to recover these costs either through litigation or from our insurance coverage, it would not have a material adverse effect on our results of operations.

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

The operations of BRE Property Investors LLC are limited.

Thirteen of our properties are held by BRE Property Investors LLC, which is referred to in this Annual Report on Form 10-K as the operating company. We are the sole managing member of the operating company and, as of December 31, 2004, held approximately a 92% equity interest in it. Third parties as non-managing members hold the remaining equity interests in the operating company.

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

Further, under the terms of the operating company’s limited liability company agreement, the operating company must obtain the consent of a majority in interest of the non-managing members in order to:

•	dispose of any of the properties held by the operating company (of which there are 13 properties with a gross cost of $364,376,000) in a taxable sale or exchange prior to respective dates which are specified in the operating company’s limited liability company agreement for each of the properties, ranging from eight to 10 years from November 18, 1997, or

•	dissolve the operating company other than in certain limited circumstances specified in the operating company’s limited liability company agreement, such as a sale of all or substantially all of our assets, or any merger, consolidation or other combination by us with or into another person, or reclassification, recapitalization or change of our outstanding equity interests.

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

At December 31, 2004, we had outstanding borrowings of approximately $1.4 billion. Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, and total debt to capital, among others. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt.

Failure to hedge effectively against interest rates may adversely affect results of operations.

We sometimes seek to take advantage of interest rate volatility by using interest rate hedging arrangements, such as interest rate cap agreements and interest rate swap agreements, with the objective of lowering our overall borrowing costs. These agreements involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our borrowing costs, and that a court could rule that such an agreement is not legally enforceable. Hedging may reduce overall returns on our investments. Failure to hedge effectively may materially adversely affect our results of operations.

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

Risks Associated with Our Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. As part of management’s on-going review of our accounting policies and internal control over financial reporting, on January 31, 2005, management determined that there was a material weakness in our internal control over financial reporting related to recognition of certain costs and expenses as incurred rather than as paid. This weakness resulted in certain expenses being recorded out of period and led to the restatement in this Annual Report on Form 10-K of our results for the years ended December 31, 2003, 2002, 2001 and 2000, and the interim periods presented herein. In connection with correcting this error, management has taken appropriate action to modify our system of internal control over financial reporting to remediate the material weakness. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we can not assure you that our disclosure controls and procedures or internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Other deficiencies, particularly a material weakness, in internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.

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

Provisions in our Charter and Bylaws That Could Limit a Change in Control or Deter a Takeover

In order to maintain our qualification as a REIT, not more than 50% in value of our outstanding capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities). In order to protect us against risk of losing our status as a REIT due to a concentration of ownership among our shareholders, our charter provides that any shareholder must, upon demand, disclose to our board of directors in writing such information with respect to such shareholder’s direct and indirect ownership of the shares of our stock as we deem necessary to permit us to comply or to verify compliance with the REIT provisions of the Internal Revenue Code, or the requirements of any other taxing authority. Our charter further provides, among other things, that if our board of directors determines, in good faith, that direct or indirect ownership of BRE stock has or may become concentrated to an extent that would prevent us from qualifying as a REIT, our board of directors may prevent the transfer of BRE stock or call for redemption (by lot or other means affecting one or more shareholders selected in the sole discretion of our board of directors) of a number of shares of BRE stock sufficient in the opinion of our board of directors to maintain or bring the direct or indirect ownership of BRE stock into conformity with the requirements for maintaining REIT status. These limitations may have the effect of precluding acquisition of control of us by a third party without consent of our board of directors.

In addition, certain other provisions contained in our charter and bylaws may have the effect of discouraging a third-party from making an acquisition proposal for us and may thereby inhibit a change in control. Our charter includes provisions granting our board of directors the authority to issue preferred stock from time to time and to establish the terms, preferences and rights of such preferred stock without the approval of our shareholders, restrictions on our shareholders’ ability to remove directors and fill vacancies on our board of directors, restrictions on unsolicited business combinations and restrictions on our shareholders’ ability to amend our charter. Our bylaws contain restrictions on our shareholders’ ability to call special meetings of our board of directors and to take action without a meeting, provisions granting our board of directors the power to amend our bylaws, provisions allowing our board of directors to increase its size, and restrictions on the transfer of shares of our capital stock with respect to the preservation of our REIT status. Such provisions may deter tender offers for BRE stock, which offers may be attractive to our shareholders, or deter purchases of large blocks of BRE stock, thereby limiting the opportunity for shareholders to receive a premium for their shares of BRE stock over then-prevailing market prices.

Tax Risks

We may be subject to tax liabilities if we fail to qualify as a REIT.

Although management believes that we are organized and are operating so as to qualify as a REIT under the Internal Revenue Code, we cannot assure that we have in fact operated or will be able to continue to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, at least 95% of our taxable gross income in any year must be derived from qualifying sources, and we must make distributions to shareholders aggregating annually at least 90% of our REIT taxable income (excluding net capital gains). Thus, to the extent revenues from non-qualifying sources such as income from third-party management represents more than 5% of our gross income in any taxable year, we will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions apply. Even if those relief provisions apply, a tax would be imposed with respect to our excess non-qualifying income, which could have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt. Additionally, in order to qualify as a REIT, we must meet certain tests with respect to the nature of our assets. If we fail to meet any of the asset tests and do not cure such failure within the applicable period, unless certain relief provisions apply, we would not qualify as a REIT, which could have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt.

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

Multifamily Property Data

Our multifamily properties represent 100% of our real estate portfolio and 99% of our total revenue.

Multifamily Properties	2004	2003	2002	2001	2000
Percentage of total portfolio at cost, as of December 31	100%	100%	100%	100%	100%
Percentage of total revenues, for the year ended December 31	99%	99%	99%	99%	98%

No single multifamily property accounted for more than 10% of revenues in any of the five years ended December 31, 2004.

The following table discloses certain operating data about our consolidated multifamily units:

	December 31,
	2004	2003	2002	2001	2000
Total number of units	24,198	22,981	22,371	20,419	20,195
Portfolio occupancy[1]	94%	94%	94%	94%	96%
Average monthly rent per unit	$1,133	$1,078	$1,114	$1,141	$1,084
Total number of properties	85	80	81	72	72

This table summarizes data about our operating multifamily properties:

Market	Percentage of Revenue[2]	Percentage of NOI[2]	Units	Number of Communities	Occupancy[3]	Market Rent[4]
Los Angeles/Orange County	28%	28%	6,825	25	95%	$1,265
San Diego	19%	20%	3,711	13	95%	$1,331
San Francisco Bay Area	18%	18%	3,488	10	94%	$1,348
Seattle	13%	12%	3,572	14	94%	$967
Sacramento	8%	8%	2,156	10	94%	$1,017
Phoenix	7%	7%	2,214	6	95%	$786
Denver	5%	5%	1,620	5	93%	$798
Salt Lake City	2%	2%	612	2	95%	$753

Total/Weighted Average	100%	100%	24,198	85	94%	$1,133

[1]	Portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio at the end of the year. Apartment units are generally leased to residents for rental terms not exceeding one year.
[2]	Represents the aggregate revenue and net operating income (NOI) from properties in each market divided by the total revenue and net operating income of multifamily properties for the year ended December 31, 2004, and includes the results of properties acquired and developed during 2004 from the date of acquisition and completion. Excludes revenues and NOI from properties sold during 2004. Accordingly, these results do not reflect a full year of operations for properties acquired or completed in 2004.
[3]	Represents average physical occupancy for all stabilized properties for the twelve months ended December 31, 2004. The total is a weighted average by units for all communities shown.
[4]	Represents average prevailing market rent per unit for the twelve months ended December 31, 2004. The total is a weighted average by units for all communities shown.

The following table summarizes our “same-store” operating results. “Same-store” properties are defined as properties that have been completed, stabilized and owned by us for at least two years.

	December 31,
	2004	2003	2002	2001	2000
		(Restated)	(Restated)	(Restated)	(Restated)
Number of same-store units	19,012	18,656	18,563	17,782	17,775
Same-store units % of total units	79%	81%	83%	87%	88%
Same-store revenue increase (decrease)	0%	(4%)	(3%)	6%	7%
Same-store expense increase	3%	2%	2%	3%	3%
Same-store NOI (decrease) increase	(1%)	(6%)	(5%)	7%	9%

Our business focus is the ownership and operation of multifamily communities; we evaluate performance and allocate resources primarily based on the net operating income (“NOI”) of an individual multifamily community. We define NOI as the excess of all revenue generated by the community (primarily rental revenue) less direct real estate expenses. Accordingly, NOI does not take into account community-specific costs such as depreciation, capitalized expenditures and interest expense. NOI, including NOI from discontinued operations, totaled approximately $207,000,000; $194,000,000 (restated) and $199,000,000 (restated) for the years ended December 31, 2004, 2003, and 2002, respectively.

A reconciliation of net income available to common shareholders to NOI for the three years ended December 31, 2004 is as follows:

	Years ended December 31
	2004	2003	2002
	(amounts in thousands)
		(Restated)	(Restated)
Net income available to common shareholders	$61,427	$70,175	$87,171
Interest, including discontinued operations	66,826	59,617	57,132
Provision for depreciation, including discontinued operations	64,212	53,352	47,535
Minority interests in income from consolidated subsidiaries	2,509	3,196	3,682
(Gain) on sales of investments and rental properties	(19,925)	(23,147)	(14,929)
General and administrative	12,657	10,260	10,716
Dividends attributable to preferred stock	12,114	10,629	7,765
Redemption related preferred stock issuance costs	—	2,166	—
Other expenses	6,807	7,305	—

Net operating income	$206,627	$193,553	$199,072

We consider community level and portfolio-wide NOI to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core property operations prior to the allocation of general and administrative costs. This is more reflective of the operating performance of the real estate, and allows for an easier comparison of the operating performance of single assets or groups of assets. In addition, because prospective buyers of real estate have different overhead structures, with varying marginal impact to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or groups of assets.

However, because NOI excludes depreciation and does not capture the change in the value of our communities resulting from operational use and market conditions, nor the level of capital expenditures required to adequately maintain the communities (all of which have real economic effect and could materially impact our results from operations), the utility of NOI as a measure of our performance is limited. Other equity REITs may not calculate NOI consistently with our definition and, accordingly, our NOI may not be comparable to such other REITs’ NOI. Accordingly, NOI should be considered only as a supplement to net income as a measure of our performance. NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. NOI also should not be used as a supplement to or substitute for cash flow from operating activities (computed in accordance with GAAP).

Properties Completed during 2004

During 2004, we completed three development communities: Pinnacle at Westridge, with 234 units in Valencia, California; Pinnacle at Talega Phase II, with 110 units in San Clemente, California; and Pinnacle at Fullerton, with 192 units in Fullerton, California.

Development Properties

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

(Dollar amounts in millions) Property Name	Location	Proposed Number of Units	Costs Incurred to Date— December 31, 2004	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date[1]
Direct Investment
The Heights	Chino Hills, CA	208	$27.5	$38.9	$11.4	4Q/2005
Bridgeport Cove	Santa Clarita, CA	188	18.7	40.5	21.8	3Q/2006
Galleria at Towngate	Moreno Valley, CA	268	11.4	39.2	27.8	3Q/2006
Renaissance at Uptown Orange	Orange, CA	460	33.7	104.1	70.4	2Q/2007
The Stuart at Sierra Madre Villa	Pasadena, CA	188	17.6	54.2	36.6	2Q/2007

Total Construction in Progress		1,312	$108.9[2]	$276.9	$168.0

Property Name	Location	Proposed Number of Units	Costs Incurred to Date— December 31, 2004	Estimated Total Cost	Estimated Construction Start
Land under development[3]
Bay Vista Apartments	Emeryville, CA	224	$12.8	$60.0	3Q/2005
Belcarra Apartments	Bellevue, WA	320	21.8	71.4	2Q/2006
Denny Way Apartments	Seattle, WA	195	8.6	47.8	2Q/2006

Total Land Under Development		739	$43.2	$179.2

[1]	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.
[2]	Reflects all recorded costs incurred as of December 31, 2004, recorded on our consolidated balance sheet as “direct investments in real estate-construction in progress.”
[3]	Land under development represents projects in various stages of pre-development, development, and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our consolidated balance sheet.

Insurance, Property Taxes and Income Tax Basis

We carry comprehensive liability, fire, pollution, extended coverage and rental loss insurance on our properties with certain policy specifications, limits and deductibles. In addition, at December 31, 2004, we carried flood and earthquake coverage with an annual aggregate limit of $100,000,000 (after policy deductibles ranging from 2%-5% of damages). Management believes the properties are adequately covered by such insurance.

Property taxes on portfolio properties are assessed on asset values based on the valuation method and tax rate used by the respective jurisdictions. The gross carrying value of our direct investments in operating rental properties was $2,538,171,000 as of December 31, 2004. On the same date our assets had an underlying federal income tax basis of approximately $2,298,831,000, reflecting, among other factors, the carryover of basis on tax-deferred exchanges.

Headquarters

We lease our corporate headquarters at 44 Montgomery Street, 36th Floor, San Francisco, California, 94104-4809, from OTR, an Ohio general partnership. The lease covers 15,170 rentable square feet at annual per square foot rents, which were $43.00 as of December 31, 2004. The lease term ends on January 31, 2006. We have executed a new lease, which will move our corporate headquarters to 525 Market Street, 4th Floor, San Francisco, CA 94104-4809. The lease covers 28,339 rentable square feet at annual per square foot rents, which average $25.76 for the lease term. The lease term is 126 months commencing August 1, 2005. We also maintain regional offices in: Seattle, Washington; Irvine and San Diego, California; Phoenix, Arizona; and Denver, Colorado.

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

We plan to commence reconstruction during the first six months of 2005 and expect to have the community restored during the next 18 to 21 months. We are actively pursuing the litigation against the third party builder and various sub-contractors.

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

In addition to the legal proceeding described above, we are defending various claims and legal actions that arise in our normal course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, in the opinion of management, none of these actions will have a material adverse effect on us.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “BRE”. As of February 11, 2005, there were approximately 4,700 recordholders of BRE’s common stock and the last reported sales price on the NYSE was $39.82. The number of holders does not include shares held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder. As of February 11, 2005, there were approximately 21,000 beneficial holders of BRE’s common stock.

This table shows the high and low sales prices of our common stock reported on the NYSE Composite Tape and the dividends we paid for each common share:

	Years ended December 31,
	2004			2003
	Stock Price		Dividends Paid	Stock Price		Dividends Paid
	High	Low		High	Low
First Quarter	$34.98	$31.97	$0.4875	$32.08	$28.15	$0.4875
Second Quarter	$35.18	$29.90	$0.4875	$33.30	$29.52	$0.4875
Third Quarter	$38.76	$33.83	$0.4875	$34.90	$31.95	$0.4875
Fourth Quarter	$42.54	$38.12	$0.4875	$34.45	$31.20	$0.4875

Since 1970, when BRE was founded, we have made regular and uninterrupted quarterly distributions to shareholders. The payment of distributions by BRE is at the discretion of the Board of Directors and depends on numerous factors, including our cash flow, financial condition and capital requirements, REIT provisions of the Internal Revenue Code and other factors.

During the three months ended December 31, 2004, an aggregate 1,661 limited partnership units in BRE Property Investors LLC were exchanged for shares of BRE common stock. For the year ended December 31, 2004, an aggregate 9,336 limited partnership units in BRE Property Investors LLC were exchanged for shares of BRE common stock. The exchange of limited partnership units for shares of our common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

Item 6.    SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes. The results are affected by numerous acquisitions and dispositions as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Therefore, the consolidated financial statements and notes thereto included elsewhere in this report are not directly comparable to prior years. In addition, the selected financial data as of and for the years ended December 31, 2003, 2002, 2001 and 2000 have been restated to reflect certain adjustments to our consolidated financial statements. See Note 2 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information.

	2004	2003	2002	2001	2000
	(Amounts in thousands, except per share data)
		(Restated)	(Restated)	(Restated)	(Restated)
Operating Results
Rental and ancillary revenues	$280,642	$256,230	$242,258	$225,395	$217,114
Revenues from discontinued operations	16,551	18,553	31,602	30,518	29,236
Partnership and other income	3,190	2,344	4,347	7,763	7,127

Total revenues	$300,383	$277,127	$278,207	$263,676	$253,477

Net income available to common shareholders	$61,427	$70,175	$87,171	$78,971	$36,521
Plus:
Net (gain) loss on sales of investments and rental properties	(19,925)	(23,147)	(14,929)	327	35,693
Depreciation from continuing operations	61,296	49,644	41,500	34,527	32,478
Depreciation from discontinued operations	2,916	3,708	6,035	5,801	4,947
Depreciation related to unconsolidated entities	1,013	1,094	1,332	1,490	197
Minority interest convertible into common shares	1,915	2,216	2,963	3,413	4,614

Funds from operations (FFO) [1]	$108,642	$103,690	$124,072	$124,529	$114,450

Other expenses[2]	$6,807	$7,305	$—	$7,163	$8,765
Net cash flows generated by operating activities	$136,205	$114,995	$137,177	$133,638	$120,884
Net cash flows used in investing activities	($327,114)	($146,363)	($209,983)	($184,776)	($103,022)
Net cash flows generated by (used in) financing activities	$189,804	$31,580	$69,807	$54,768	($31,412)
Dividends paid to common and preferred shareholders and distributions to minority members	$112,330	$105,829	$101,163	$95,025	$88,700
Weighted average shares outstanding—basic	50,200	47,070	45,860	46,235	45,181
Dilutive effect of stock options	625	375	350	400	350

Weighted average shares outstanding—diluted (EPS)	50,825	47,445	46,210	46,635	45,531
Plus—Operating Company Units[3]	985	1,145	1,560	1,875	2,739

Weighted average shares outstanding—diluted (FFO)	51,810	48,590	47,770	48,510	48,270
Shares outstanding at end of period	50,419	49,992	45,871	45,807	45,895
Operating company units outstanding at end of period	1,019	973	1,206	1,639	2,287
Net income per share—basic	$1.22	$1.49	$1.90	$1.71	$0.81
Net income per share—assuming dilution	$1.21	$1.48	$1.89	$1.69	$0.80
Dividends paid to common shareholders	$1.95	$1.95	$1.95	$1.86	$1.70
Balance sheet information and other data
Real estate portfolio, net of depreciation	$2,480,417	$2,184,947	$2,064,009	$1,824,811	$1,679,644
Total assets	$2,518,941	$2,233,264	$2,112,116	$1,883,114	$1,726,557
Total debt	$1,378,566	$1,192,329	$1,173,764	$1,008,431	$825,253
Minority interest	$35,675	$38,859	$45,147	$52,151	$69,712
Shareholders’ equity	$1,046,647	$956,803	$847,601	$782,186	$798,223

[1]	FFO is used by industry analysts and investors as a supplemental performance measure of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts as net income or loss (computed in accordance with accounting principles generally accepted in the United States) excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated real estate assets, plus depreciation and amortization of real estate assets and adjustments for unconsolidated partnerships and joint ventures. We calculate FFO in accordance with the NAREIT definition.

We believe that FFO is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation. Because real estate values have historically risen or fallen with market conditions, management considers FFO an appropriate supplemental performance measure because it excludes historical cost depreciation, as well as gains or losses related to sales of previously depreciated property, from GAAP net income. By excluding depreciation and gains or losses on sales of real estate, management uses FFO to measure returns on its investments in real estate assets. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. Management also believes that FFO, combined with the required GAAP presentations, is useful to investors in providing more meaningful comparisons of the operating performance of a company’s real estate between periods or as compared to other companies. FFO does not represent net income or cash flows from operations as defined by GAAP and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered an alternative to net income as an indicator of a REIT’s operating performance or to cash flows as a measure of liquidity. Our FFO may not be comparable to the FFO of other REITs due to the fact that not all REITs use the NAREIT definition.
[2]	Other expenses for 2004 represent a CEO retirement charge of $4.1M and Red Hawk Ranch litigation and consulting costs totaling $2.7M. Other expenses for 2003 represent settlement charges and fees related to the Pinnacle at MacArthur joint venture dispute and class action application fee suit. Other expenses for 2001 and 2000 represent losses from Velocity HSI, Inc., our former Internet business that was spun off on August 15, 2000.
[3]	Under SFAS 128, Earnings per Share, common share equivalents deemed to be anti-dilutive are excluded from the diluted per share calculations.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 7 has been restated to reflect certain adjustments to our consolidated financial statements for 2003 and 2002, contained in this Annual Report on Form 10-K. See Note 2 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Executive Summary

We are a self-administered equity real estate investment trust or “REIT” focused on the development, acquisition and management of multifamily apartment communities in seven metropolitan markets of the Western United States. At December 31, 2004, our portfolio had real estate assets with a net book value of approximately $2.5 billion that included 85 wholly or majority owned completed apartment communities, aggregating 24,198 units; two multifamily communities owned in joint ventures, comprised of 488 apartment units; and eight apartment communities in various stages of construction and development, totaling 2,051 units. We earn revenue and generate cash primarily by collecting monthly rent from our apartment residents.

Our 2003 and 2002 operating results reflect deteriorating national and regional economic conditions and the corresponding impact on our market level rents and occupancy, with modest recovery reflected in 2004. Operating metrics toward the end of 2000, including market rents, occupancy and turnover, reflected national and regional economic cycles at peak levels, just prior to entering a recessionary phase. Recessionary pressures and weakening employment conditions that accelerated during 2001 continued throughout 2002 and 2003, resulting in depressed market rents, flat average occupancy levels and higher than normal resident turnover levels. In 2004, the economic factors stabilized in most of our markets, resulting in flat to modest improvement in operating metrics.

We have experienced sustained growth in our Southern California markets, which comprised 48% of our real estate net operating income in 2004. Market rents in Southern California have increased 12% over the past three years and occupancy and turnover have remained stable. Management has focused its efforts on growth in the Southern California markets due to these market dynamics, and has acquired 2,174 units, completed the development of 788 units and commenced construction on another 1,312 units in the region during the last two years.

Economic conditions and continued job losses had the greatest impact in our San Francisco Bay Area market. During 2004, market level rents in our San Francisco Bay Area communities continued to decline from 2000 peak levels. Market rent in our Bay Area portfolio peaked in the third quarter of 2000 at approximately $2,000 per unit and has declined sequentially each of the past four years, to an average of $1,348 per unit in 2004. Management does not expect market rents to recover in this region until there is discernable job growth. We continue to closely monitor and act upon the key operating metrics – market rent, occupancy, and turnover – in each of our markets.

Our 85 wholly or majority owned apartment communities can be categorized as follows to better understand our overall results:

•	19,012 units in 68 communities were completed and stabilized for all of 2004 and 2003 (“same-store” communities);

•	2,597 units in nine communities were acquired in 2004 or 2003 and as a result did not have comparable year-over-year operating results;

•	1,208 units in four development communities were completed and stabilized during 2004 and 2003 and as a result did not have comparable year-over-year operating results;

•	928 units in three communities are classified as held for sale at December 31, 2004; and

•	453 units in one community require significant reconstruction.

In addition to year-over-year economic operating performance, our results of operations for the three years ended December 31, 2004 were affected by income derived from acquisitions and completions of apartment communities, offset by the cost of capital associated with financing these transactions. Our book capitalization grew to $2.5 billion at December 31, 2004, from $1.8 billion at December 31, 2001, reflecting capital raised through offerings of debt, perpetual preferred stock and common stock.

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2004, 2003 and 2002

Revenues

Total revenues were $300,383,000 in 2004, $277,127,000 in 2003, and $278,207,000 in 2002, including revenues from discontinued operations. The increase in rental and ancillary income in 2004 and 2003 was primarily derived from properties acquired, developed, and consolidated during the past three years. “Same-store” communities in 2004 produced a modest increase of $482,000 (0.2%) as compared to 2003. The 2004 increase in “same-store” revenues followed two years of declining “same-store” revenues, (4%) and (3%) for the years ended December 31, 2003 and 2002, respectively. A summary of revenues for the years ended December 31, 2004, 2003 and 2002 follows:

	2004 Total	% of Total Revenues	2003 Total	% of Total Revenues	2002 Total	% of Total Revenues
Rental income	$267,997,000	89%	$244,982,000	88%	$232,029,000	84%
Ancillary income	12,645,000	4%	11,248,000	4%	10,229,000	4%
Revenues from discontinued operations	16,551,000	6%	18,553,000	7%	31,602,000	11%
Partnership income	1,558,000	—%	882,000	—%	3,393,000	1%
Other income	1,632,000	1%	1,462,000	1%	954,000	—%

Total revenue	$300,383,000	100%	$277,127,000	100%	$278,207,000	100%

Rental and Ancillary Income

As described above, the increase in rental and ancillary revenues primarily relates to acquired and developed communities. The following table summarizes our multifamily property acquisitions, development properties completed and dispositions for the years ended December 31, 2004, 2003 and 2002 (dollar amounts are gross acquisition costs in the case of acquisitions, total delivered cost in the case of completed development communities and gross sales prices in the case of property dispositions):

	2004		2003		2002
	# of units	$	# of units	$	# of units	$
Multifamily
Property acquisitions	1,559	268,218,000	1,038	116,183,000	1,376	156,500,000
Development properties completed	536	107,800,000	672	97,900,000	1,013	168,000,000
Property dispositions	878	98,600,000	1,100	72,600,000	663	58,300,000

The property acquisitions and development properties completed, noted above, are considered “Non same-store communities” and increased rental and ancillary revenues by $23,930,000 and $22,160,000 for the years ended December 31, 2004 and 2003, respectively. In 2004, on a “same-store” basis, rental and ancillary revenues increased $482,000, or 0.2%, primarily due to stable to slightly positive operating metrics. Monthly market rents in the “same-store” portfolio grew to $1,116 per unit from $1,104 in 2003. Due to the staggered nature of lease expiration dates, market rent increases are not immediately reflected in actual leased rents. As a result, leased rent per unit per month grew only $4 from 2003 to 2004. In 2003, increased revenues from non “same-store” communities were offset by negative “same-store” operating results. On a “same-store” basis, rental and ancillary revenues decreased $8,188,000, or 4%, from 2002 to 2003 primarily due to average market rent per unit decreasing approximately 4%.

	2004 Increase/(Decrease)	2003 Increase/(Decrease)
Same-store Communities	$482,000	($8,188,000)
Non Same-store Communities	23,930,000	22,160,000

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$24,412,000	$13,972,000

	2004	2003	2002
Number of wholly or majority owned operating properties at December 31,.	85	80	81
Average portfolio occupancy rates for operating properties	94%	94%	94%

Portfolio occupancy is calculated by dividing the total occupied units by the total units in stabilized communities in the portfolio.

Partnership income

Partnership income totaled $1,558,000; $882,000 and $3,393,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in 2004 from 2003 is driven by gains on the sales of underlying assets in an unconsolidated partnership in 2004. The decrease in 2003 from 2002 is driven by the consolidation of five previously unconsolidated communities during 2002, which resulted in fewer partnerships contributing partnership income.

Expenses

Real estate expenses

A	summary of real estate expenses, excluding discontinued operations, follows:

	2004	2003	2002
		(Restated)	(Restated)
Real estate expenses	$88,433,000	$77,599,000	$68,347,000
Percent of total revenues (excluding revenues from discontinued operations)	31%	30%	28%
“Same-store” expense % change	3%	2%	2%

Real estate expenses for multifamily rental properties (which include repairs and maintenance, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) increased $10,834,000 or 14% for the year ended December 31, 2004, as compared to the prior year. The 1,559 units acquired and 536 units developed in 2004, combined with 2003 acquisition and development units operating for a full year, drive the year-over-year increase. Additionally, “same-store” expenses increased by $2,249,000, or 3% in 2004, primarily driven by an increase in repairs and maintenance expenses. The overall level of “same-store” expense increase was consistent with historical levels. In 2003, real estate expenses increased by $9,252,000 or 14% because of the 1,710 units acquired or developed in 2003, combined with 2002 acquisition and development units operating for a full year.

Provision for depreciation

The provision for depreciation, excluding depreciation from discontinued operations, increased by $11,652,000 (23%) for the year ended December 31, 2004 compared to 2003, and increased by $8,144,000 (20%) for the year ended December 31, 2003 compared to 2002. The increases in 2004 and 2003 resulted primarily from higher depreciable bases on new property acquisitions and development properties completed. Additionally, depreciation recorded in 2004 includes $2,600,000 in accelerated depreciation recorded on components of our Red Hawk Ranch community that require reconstruction.

Interest expense

During the past three years, our interest expense has increased due to higher average debt balances to support our acquisition and development activities and a reduced level of capitalized interest. Capitalized interest decreased during both 2004 and 2003 due to the delivery and completion of certain properties in construction. Weighted average interest rates did not change from 2003 to 2004, and decreased from 6.0% in 2002 to 5.6% in 2003. Interest expense, excluding interest expense from discontinued operations, for the years ended December 31, 2004, 2003 and 2002 follows:

	2004	2003	2002
Interest on unsecured senior notes	$56,025,000	$52,683,000	$46,043,000
Interest on mortgage loans payable	7,301,000	8,723,000	12,867,000
Interest on lines of credit	9,663,000	7,136,000	9,211,000

Total interest incurred	$72,989,000	$68,542,000	$68,121,000
Capitalized interest	(6,163,000)	(9,117,000)	(12,015,000)

Total interest expense	$66,826,000	$59,425,000	$56,106,000

Year-end debt balances at December 31, 2004, 2003 and 2002 follow:

	2004	2003	2002
Unsecured senior notes	$848,201,000	$763,915,000	$774,570,000
Lines of credit	327,000,000	296,000,000	181,000,000
Mortgage loans payable	203,365,000	132,414,000	218,194,000

Total debt	$1,378,566,000	$1,192,329,000	$1,173,764,000

Weighted average interest rate for all debt at end of period	5.6%	5.6%	6.0%

General and administrative expenses

General and administrative expenses for the three years ended December 31, 2004 were as follows:

	2004	2003	2002
		(Restated)	(Restated)
General and administrative expenses	$12,657,000	$10,260,000	$10,716,000
As a percentage of total revenues (including revenues from discontinued operations)	4.2%	3.7%	3.9%

The increase in 2004 is primarily due to increases in compensation, costs associated with compliance with Sarbanes Section 404, other professional fees and insurance costs. In addition, in 2003 we began expensing the cost associated with stock options in accordance with FAS 123. Stock option expense included in general and administrative expense totaled $904,000 and $454,000 for the years ended December 31, 2004 and 2003, respectively.

Office rent totaling $1,179,000; $1,283,000 and $1,213,000 for the years ended December 31, 2004, 2003 and 2002, respectively, is included in general and administrative expense.

Net gain (loss) on sales of investments

During 2002, we sold our minority partnership interest in a commercial property for a net gain on sale of approximately $7,200,000. We also sold our investment in shares of common stock of Corrigo, Inc., a non-affiliated technology company, for a loss of $800,000. In addition, we sold excess land at a loss of approximately $1,500,000. These three transactions completed the disposition of our non-multifamily investments and resulted in a net gain of approximately $4,900,000.

Other expenses

Other expenses of $6,807,000 in 2004 include a CEO retirement charge of $4,080,000 and $2,727,000 for legal and consulting charges related to Red Hawk Ranch. On December 13, 2004, the board of directors determined the leadership transition between the CEO, Mr. Frank McDowell, and Ms. Constance Moore was complete. As a result, future service by Mr. McDowell as an executive consultant, as specified in his Executive Transition Employment Agreement, was no longer viewed as necessary. The board and Mr. McDowell mutually agreed to exercise the early termination without cause provision of this agreement, such that Mr. McDowell retired from BRE and the board effective January 1, 2005. The early termination resulted in a one-time charge of approximately $4,080,000 during fourth quarter 2004, rather than recognizing a monthly expense over the next two years of service by Mr. McDowell. The charge is comprised of approximately $2,050,000 in cash payments and $2,030,000 in non-cash charges related to the fair value of stock options and restricted shares that vested under the agreement.

Also included in Other expenses in 2004 are legal and consulting charges related to the Red Hawk Ranch litigation totaling $2,727,000. The expense represents litigation and consulting costs incurred in connection with the construction defect litigation we are pursuing against the builder of our Red Hawk Ranch Community, located in Fremont, California. The charges reported include litigation costs and consulting fees incurred to date during destructive testing, to determine the extent of the damage and required reconstruction.

Other expenses in 2003 represent legal settlement charges that are outside our normal course of business. During 2003, we executed a settlement agreement in connection with litigation with an unrelated third party regarding the Pinnacle at MacArthur Place joint venture agreement. Under the terms of the settlement agreement, we paid the third party $6,500,000 and retained full ownership of the asset. Pinnacle at MacArthur Place is a recently developed and stabilized, 253-unit community in Santa Ana, California. Also during 2003, we reached a settlement agreement regarding a class action lawsuit brought against us with respect to application fees charged to residents from August 1998 to August 2003. Under the terms of the settlement, we agreed to establish a $200,000 fund to reimburse prior applicants up to $5.00 per applicant, and to pay certain related administration charges and legal expenses. The combined settlement amounts, legal fees and related expenses aggregate $7,305,000, and are reported as other expenses on our consolidated statement of income.

Minority interests in income

Minority interests in income relate to the earnings attributable to the minority members of our consolidated subsidiaries and were $2,509,000 for the year ended December 31, 2004, down from $3,196,000 and $3,682,000 for the years ended December 31, 2003 and 2002, respectively. Minority interests and consequently, minority interests in income declined each year as operating company unit holders of BRE Property Investors LLC exchanged their units for shares of BRE common stock. Conversions of operating company units to common shares totaled 9,336; 233,083 and 433,112 for the years ended December 31, 2004, 2003 and 2002, respectively.

Discontinued operations

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires the results of operations for properties sold during the period or designated as held for sale at the end of the period to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposal of properties held for sale is reported as discontinued operations.

During 2004, we sold three operating communities with a total of 878 units. The communities were sold for an aggregate gross sales price of approximately $98,600,000, resulting in a net gain on sale of approximately $19,925,000. At December 31, 2004, three operating communities were classified as held for sale under the provisions of SFAS 144. No depreciation has been recorded on these communities since October 2004.

During 2003, we sold three operating communities with a total of 1,100 units. The communities were sold for an aggregate gross sales price of approximately $72,600,000, resulting in a net gain on sale of approximately $23,100,000. During 2002, we sold three operating communities with a total of 663 units. The communities were sold for an aggregate gross sales price of approximately $59,300,000, resulting in a net gain on sale of approximately $10,100,000.

The net gain on sale and the combined results of operations for these twelve communities for each year presented are included in discontinued operations on the consolidated statements of income. These amounts totaled $28,237,000; $31,825,000 and $23,820,000 for the years 2004, 2003 and 2002, respectively. The assets held for sale at December 31, 2004 have also been reclassified as held for sale on the consolidated balance sheets at December 31, 2003.

Dividends attributable to preferred stock

Dividends attributable to preferred stock represent the dividends on our 8.50% Series A, 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. Dividend payments totaled $11,791,000; $10,629,000 and $7,765,000 for the years 2004, 2003 and 2002, respectively. On January 29, 2004, we redeemed all 2,150,000 outstanding shares of our 8.50% Series A Cumulative Redeemable Preferred Stock. The Series C offering closed on March 15, 2004 and the Series D offering closed on December 9, 2004. Accrued and unpaid dividends on the Series D preferred shares total $323,000 as of December 31, 2004.

In connection with the issuance of the Series A Cumulative Redeemable Preferred Stock in January 1999, we incurred approximately $2,166,000 in issuance costs and recorded such costs as a reduction of shareholders’ equity. Upon announcing the redemption of these shares in December 2003, we recorded a charge to write off these issuance costs. The charge is treated as a preferred stock dividend on the consolidated statements of income.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the year ended December 31, 2004 was $61,427,000, or $1.21 per diluted share, as compared with $70,175,000, or $1.48 per diluted share for the year ended December 31, 2003 and $87,171,000, or $1.89 per diluted share for the year ended December 31, 2002.

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

On March 15, 2004, we closed an offering of 4,000,000 shares of 6.75% Series C Cumulative Redeemable Preferred Stock at a public offering price of $25 per share. Net proceeds from the offering—after all discounts, commissions and issuance costs—totaled approximately $96,436,000 and were used for general corporate purposes.

On December 9, 2004, we closed an offering of 3,000,000 shares of 6.75% Series D Cumulative Redeemable Preferred Stock at a public offering price of $25 per share. Net proceeds from the offering—after all discounts, commissions and issuance costs—totaled approximately $72,436,000 and were used for general corporate purposes.

On March 17, 2004, we closed an offering of $100,000,000 of dual-tranche Medium-Term Notes under a medium term note program initiated in 2001. The offering included $50,000,000 of five-year notes with a coupon rate of 3.58%, and $50,000,000 of 10-year notes with a coupon rate of 4.70%.

Proceeds from these offerings have been used for general corporate purposes, including the repayment of debt, redemption of equity securities, funding for development activities and financing for acquisitions. Pending these uses, we initially used the proceeds from these offerings to reduce borrowings under our revolving unsecured credit facility.

During the first quarter of 2004, we increased the size of our secured credit facility with Fannie Mae (serviced by Prudential Multifamily Mortgage, Inc.) from $100,000,000 to $140,000,000. Borrowings under the secured credit facility totaled $140,000,000 at December 31, 2004. The credit facility is secured by nine multifamily communities, which are held by a consolidated subsidiary of BRE. Current borrowings under the facility bear interest at variable rates with maturities from one to nine months, plus a facility fee of 0.65%. Our borrowing cost, including interest, margin and fees, averaged 2.3% for the twelve months ended December 31, 2004. We also have the option to convert variable-rate borrowings to fixed-rate borrowings. Subject to the terms of the facility, we have the option to increase its size to $250,000,000. Drawings on the line of credit are available to fund our investment activities and for general corporate purposes, and the facility matures in 2008.

During the second half of 2003, we closed an offering of 3,450,000 shares of our common stock at a public offering price of $33.10 per share. Net proceeds from the offering—after all discounts, commissions and anticipated issuance costs—totaled approximately $112,338,000. Proceeds from the offering were used for general corporate purposes, including the repayment of debt, redemption of equity securities, and funding for development activities and financing for acquisitions.

We amended and restated our revolving unsecured credit facility on April 4, 2003, extending the maturity date from December 2003 to April 2006, with an option to extend the term one year beyond the maturity date. We also elected to reduce the borrowing capacity from $450,000,000 to $350,000,000 at that time. The interest rate on the line of credit was maintained at LIBOR plus 0.70%, plus a fee of 0.20% payable on the unused portion of the credit facility. Our pricing spread above LIBOR is dependent upon our credit ratings and can range from 0.50% to 1.45%. Our average cost on the unsecured line of credit for the twelve months ended December 31, 2004 was 2.89%.

Borrowings under our revolving unsecured line of credit totaled $187,000,000 at December 31, 2004, compared to $196,000,000 at December 31, 2003. Drawings on the revolving unsecured line of credit are available to fund our investment activities and general corporate purposes. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

We had a total of $848,000,000 in unsecured senior notes (excluding a basis adjustment of $201,000 from hedging activities) at December 31, 2004, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
July 2005	$18,000,000	4.64%
March 2007	150,000,000	5.95%
June 2007	50,000,000	7.20%
March 2009	50,000,000	3.58%
September 2009	150,000,000	5.75%
January 2011	250,000,000	7.45%
February 2013	130,000,000	7.13%
March 2014	50,000,000	4.70%

Total/Weighted Average Interest Rate	$848,000,000	6.37%

In addition, at December 31, 2004, we had mortgage indebtedness totaling $203,063,000 (excluding a basis adjustment of $302,000 from hedging activities) at an average interest rate of 5.77%, and remaining terms of from less than one to eight years.

As of December 31, 2004, we had total outstanding debt balances of $1,378,566,000 and total outstanding shareholders’ equity and minority interests of $1,082,322,000, representing a debt to total book capitalization ratio of approximately 56%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants throughout the year ended December 31, 2004.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2004, including scheduled debt repayments, construction funding and property acquisitions. At December 31, 2004, we had an estimated cost of $168,000,000 to complete existing construction in progress, with funding estimated from 2005 through 2007.

Scheduled contractual obligations required for the next five years and thereafter are as follows:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(amounts in thousands)
Long-Term Debt Obligations	$1,378,566	$51,749	$416,324	$380,545	$529,948
Operating Lease Obligations	8,962	1,464	1,363	1,372	4,763

Total	$1,387,528	$53,213	$417,687	$381,917	$534,711

We manage joint venture investments that are recorded under the equity method of accounting with total assets of approximately $41,700,000 as of December 31, 2004. These joint ventures carry debt totaling approximately $19,000,000, none of which is guaranteed by us at December 31, 2004.

During the first quarter of 2004, we filed a new shelf registration statement with the Securities and Exchange Commission under which we may issue up to $700,000,000 of securities, including debt securities, common stock and preferred stock. Our recent preferred stock offering totaling $75,000,000 reduced the amount available for future issuances under this registration statement to $625,000,000. Depending upon market conditions, we may issue securities under this or under future registration statements. Proceeds from issuances under our existing shelf registration statement may be used for general corporate purposes, including investing in additional multifamily communities, funding development activities, capital expenditures, redemption of securities, increasing our working capital and repaying indebtedness. Pending the application of the net proceeds, we may invest the proceeds in investment-grade, interest-bearing securities or temporarily reduce borrowings under our revolving unsecured line of credit.

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

Restatement of Real Estate Expense, General and Administrative Expense and Construction in Progress

This Annual Report on Form 10-K restates previously issued financial statements for the fiscal years ended December 31, 2000 through December 31, 2003, and the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004, to properly reflect accruals of payroll and certain other real estate costs and expenses at the end of each reporting period. During management’s review of our accounting policies and internal control over financial reporting, management determined that we should have recognized these costs as incurred rather than as paid. Our management determined that the internal control deficiency that resulted in this restatement represents a material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. In connection with correcting this error, management has taken appropriate action to modify our system of internal control over financial reporting to remediate this internal control deficiency. Going forward, management will estimate and record accruals for payroll and the other real estate expenses that were not previously accounted for in this manner, as well as for development and construction costs for services performed but not yet billed, at the end of each reporting period. A description of this control deficiency and the related remediation measures that have been undertaken by us is set forth in Part II, Item 9A, Controls and Procedures of this Form 10-K.

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

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which generally range from 35 to 45 years for buildings and three to ten years for other property. The determination as to whether expenditures should be capitalized or expensed, and the period over which depreciation is recognized, requires management’s judgment.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our investments in real estate are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of values are based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimated fair value is warranted. There were no assets for which an adjustment for impairment in value was made in 2004, 2003 or 2002.

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

Derivatives and Hedging Activities

We use derivative financial instruments in the normal course of business with the objective of lowering our overall borrowing costs. As of December 31, 2004, we had four interest rate swap agreements with a notional value aggregating approximately $49,000,000, which are used to attain a floating rate of interest on a portion of our fixed rate debt, maturing in 2005. These derivatives qualify for hedge accounting as discussed in Note 9 to the consolidated financial statements included in this Form 10-K. A third party values the instruments. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Stock-Based Compensation

Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure” (SFAS 148). We have adopted the prospective method as provided for in SFAS 148, under which the provisions of SFAS 123 are applied prospectively to all awards granted, modified or settled after January 1, 2003. Prior to 2003, we accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, which resulted in no expense recognition. Under SFAS 123, we include in general and administrative expense a charge based on the implied value of options vesting in the current period. The change in accounting method did not have a material impact on our consolidated financial statements. The options are valued using the Black-Scholes option-pricing model.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We expect to adopt SFAS 123(R) on July 1, 2005 and do not expect adoption to have a material impact on our consolidated financial statements.

Consolidation

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46”). In December 2003, the FASB modified FIN 46 to make technical corrections and address implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 applies immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation was applied to BRE as of January 1, 2003. Under FIN 46, a VIE is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity’s equity holders as a group either: (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity if they occur, or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to FIN 46, the enterprise that is deemed to absorb a majority of the expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46. The adoption of FIN 46 did not have any effect on BRE’s financial position or results of operations.

Based on the provisions of FIN 46, we have concluded that under certain circumstances when we (i) enter into option agreements for the purchase of land from an entity and pay a non-refundable deposit or (ii) enter into an arrangement with a financial partner for the formation of joint ventures which engage in multifamily real estate projects, a VIE may be created under condition (ii) in the previous paragraph. For each VIE created, we compute expected losses and residual returns based on the probability of future cash flows. If we are determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE will be consolidated with our financial statements.

We consolidate entities not deemed as VIEs which we have the ability to control. Our consolidated financial statements include the accounts of BRE and controlled subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Impact of Inflation

Approximately 99% of our total revenues for 2004 were derived from apartment properties. Due to the short-term nature of most apartment unit leases (typically one year or less), we may seek to adjust rents to mitigate the impact of inflation upon renewal of existing leases or commencement of new leases, although we cannot assure that we will be able to adjust rents in response to inflation. In addition, market rates may also fluctuate due to short-term leases and other permitted and non-permitted lease terminations.

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. The payment of distributions by BRE is at the discretion of the Board of Directors and depends on numerous factors, including our cash flow, financial condition and capital requirements, REIT provisions of the Internal Revenue Code and other factors. Cash dividends per common share were $1.95 in 2004, 2003, and 2002. Total cash dividends paid to common shareholders for the three years ended December 31, 2004, 2003 and 2002 were $98,015,000; $91,994,000 and $89,614,000, respectively. In 2004, 2003 and 2002, respectively, $11,791,000; $10,629,000 and $7,765,000 in dividends were paid to preferred shareholders.

Distributions to minority members and operating company unit holders were $2,524,000 in 2004, $3,206,000 in 2003, and $3,784,000 in 2002.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any direct foreign exchange or other significant market risk.

Our exposure to market risk for changes in interest rates relates primarily to our lines of credit. We primarily enter into fixed and variable rate debt obligations to support general corporate purposes, including acquisitions and development, capital expenditures and working capital needs. We continuously evaluate our level of variable rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment. We utilize four interest rate swap agreements to attain a floating rate of interest on a portion of our fixed rate debt. The objective of the agreements is to lower our overall borrowing costs. The swaps hedge the fair market value of a portion of our debt. We do not use derivatives for trading or speculative purposes. The hedges are perfectly effective and, therefore, changes in the derivative fair value and the change in fair value of the hedged items during the hedging period exactly offset with no valuation impact on our current earnings. The notional amount of the interest rate swaps and their termination dates, shown in the table below, match the principal amounts and maturities of the hedged fixed rate debt balances. As a result of the interest rate swaps, the effective interest rate for the twelve months ended December 31, 2004 on the aggregate hedged debt was reduced from a weighted average stated rate of 7.46% to 4.26%. The fair value of the interest rate swaps was approximately $503,000 at December 31, 2004.

Table of Interest Rate Swaps:

Maturity	Notional Amount (in thousands)	Fixed Interest Rate on Debt	Fixed Rate Received on SWAP	Variable Rate Paid on SWAP	Effective Interest Rate on Debt
February 2005	$10,355	7.00%	(4.45%)	1.44%	3.99%
July 2005	10,099	7.36%	(4.64%)	1.44%	4.16%
July 2005	18,000	7.88%	(4.70%)	1.46%	4.64%
October 2005	10,555	7.30%	(4.78%)	1.47%	3.99%

	$49,009	7.46%	(4.65%)	1.45%	4.26%

The fair values of our financial instruments (including such items in the financial statement captions as cash, other assets, accounts payable and accrued expenses, and lines of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of our mortgage loans and unsecured senior notes is approximately $1,121,712,000 at December 31, 2004, as compared with a carrying value of $1,051,566,000 at that date.

We had $399,803,000 and $386,560,000 in variable rate debt outstanding at December 31, 2004 and 2003, respectively. A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $1,100,000 on our earnings and cash flows based on these period-end debt levels and our average variable interest rates for each of the twelve months ended December 31, 2004 and 2003. We cannot predict the effect of adverse changes in interest rates on our variable rate debt and, therefore, our exposure to neither market risk, nor can we assure that fixed rate, long-term debt will be available to us at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

As of December 31, 2004, the end of the quarter and fiscal year covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As a result of the material weakness in our internal control over financial reporting described below under “Management’s Report on Internal Control over Financial Reporting,” our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2004. As described below under “Changes in Internal Control over Financial Reporting,” management believes the changes made to internal control over financial reporting have remediated the material weakness as of March 14, 2005. We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and our board of directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, using the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, we identified the following matter.

Historically, we analyzed our accounts payable and accrued expense accounts related to payroll and certain real estate costs and expenses by evaluating whether the corresponding expenses were fairly stated (e.g., by analyzing whether our operating results included 12 months of expenses for the yearly periods or three months of expenses for the quarterly periods). However, our procedures did not include a detailed review of ending liability balances for these specific costs and expenses, which resulted in these amounts being recorded when they were paid rather than incurred. During management’s testing of internal control over financial reporting in 2004 to support our year-end assessment, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management determined that a control deficiency existed in that the expenses recorded in each period should have been recognized in the period they were incurred, rather than the period they were paid.

In response to this determination, management re-examined year-end liability amounts for these costs and expenses for fiscal 2000, 2001, 2002 and 2003. Based upon the analyses, management has concluded that this control deficiency did not result in material misstatements to previously reported quarterly or annual financial statements, as the historical amounts by which expenses and liability balances were misstated were not material to our financial condition, results of operations, or cash flows. However, adjusting for the cumulative effect of the errors in the fourth quarter of 2004 would have been material to that quarter.

Accordingly, we restated in this Annual Report on Form 10-K the financial results for the fiscal years ended December 31, 2000, through December 31, 2003 filed on Form 10-K, and the quarterly periods ended March 31, 2004, June 30, 2004, and September 30, 2004 filed on Form 10-Q to adjust for the misstatements caused by this control deficiency.

Under PCAOB Auditing Standard No. 2 (“PCAOB Std. No. 2), the Public Company Accounting Oversight Board (“PCAOB”) has defined a “material weakness” in internal control over financial reporting as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The PCAOB has also stated that the restatement of previously issued financial statements to reflect the correction of a misstatement is a “significant deficiency” and a “strong indicator” of a material weakness. Based on PCAOB Std. No. 2, management determined that the internal control deficiency regarding our policies, procedures and processes for accounts payable and accrued expenses, which led to the restatements, constituted a material weakness as of December 31, 2004.

Management has concluded, based on PCAOB Std. No. 2 and the material weakness in our internal control over financial reporting described above, that our internal control over financial reporting was not effective as of December 31, 2004. Ernst & Young LLP, the registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of our internal control over financial reporting which appears on pages 40 through 41.

Changes in Internal Control over Financial Reporting

In response to the material weakness in internal control over financial reporting described above under “Management’s Report on Internal Control over Financial Reporting,” management has revised its policies, procedures, and processes in order to strengthen controls relating to the accounting for accounts payable and accrued expenses. On January 27, 2005, management established formal policies and procedures related to the estimation of accounts payable and accrued expenses for payroll, and real estate costs and expenses that were previously recorded as paid rather than as incurred, to be performed at the end of each reporting period. These written procedures include preparation of detailed estimates of costs incurred but not billed or paid at the end of each reporting period, and management’s review of the estimates on a quarterly basis. Management has also changed the procedures for analyzing certain accrued expenses to include detailed analyses of accrued liability amounts in addition to analysis of the related expense balances. Management believes that the new policies and procedures are designed to avoid the reoccurrence of the circumstances that resulted in the restatement.

Management believes these measures have remediated the material weakness and that, as of March 14, 2005, there are no material weaknesses in the Company’s internal control over financial reporting. However, we cannot assure you that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. See Part I, Item 1. “—Risk Factors—Risks Associated with Our Restatement.”

Other than as described above, there have been no significant changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

of BRE Properties, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BRE Properties, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment relating to policies, procedures, and processes for accounts payable and accrued expenses that resulted in the recording of certain expenses when they were paid rather than incurred, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BRE Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Historically, management analyzed its accounts payable and accrued expense accounts related to payroll and certain real estate costs and expenses by evaluating whether the corresponding expenses were fairly stated (e.g., by analyzing whether operating results included 12 months of expenses). However, the company’s procedures did not include a detailed review of ending liability balances for these specific costs and expenses, which resulted in amounts being recorded when they were paid rather than incurred. To correct for the misstatements caused by this practice, the Company restated the financial results for the fiscal years ended December 31, 2000, through December 31, 2003, filed on Form 10-K and the quarterly periods ended March 31, 2004, June 30, 2004, and September 30, 2004 filed on Form 10-Q. Management determined that the internal control deficiency regarding its policies, procedures and processes for accounts payable and accrued expenses, which led to the restatements, constituted a material weakness as of December 31, 2004. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated February 24, 2005 on those financial statements.

In our opinion, management’s assessment that BRE Properties, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, BRE Properties, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

ERNST & YOUNG LLP

San Francisco, California

February 24, 2005

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Identification of Directors. The information required by this Item is incorporated herein by reference to our Proxy Statement relating to our 2005 Annual Meeting of Shareholders, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004. A summary of the directors and their principal business for the last five years follows:

L. Michael Foley	Mr. Foley is Chairman of the Board of BRE. Mr. Foley has served as a director of BRE since 1994. He has been Principal, L. Michael Foley and Associates, real estate and corporate consulting, since 1996 and was a director and Executive Committee member of Western Property Trust, from 1999 to 2000. Mr. Foley was Senior Vice President and Chief Financial Officer, Coldwell Banker Corporation, from 1995 to 1996 and he served as Chairman and Chief Executive Officer, Sears Savings Bank, from 1989 to 1993. Mr. Foley is 66 years old.

William E. Borsari	Mr. Borsari has served as a director of BRE or its predecessor since 1992. He is currently self-employed, and a private investor. He was the former Chairman or President, The Walters Management Company, a real estate asset management company, for more than five years. Mr. Borsari is 66 years old.

Robert A. Fiddaman	Mr. Fiddaman has served as a director of BRE since 1998. He is currently self-employed, and a private investor. He was the former board chairman of SSR Realty Advisors, a real estate investment and management firm, from 1996 to 1998. Mr. Fiddaman served as President and Chief Executive Officer of Metric Realty, a real estate investment and management company from 1993 to 1996. Mr. Fiddaman is 67 years old.

Roger P. Kuppinger	Mr. Kuppinger has served as a director of BRE or its predecessor since 1995. He has been President, The Kuppinger Company, a private financial advisor to public and private companies, since February 1994. Mr. Kuppinger is also a director for Realty Income Corporation, a California-based retail real estate investment trust. He served as Senior Vice President and Managing Director, Sutro & Co., Inc., an investment banking company, from 1969 to February 1994. Mr. Kuppinger is 64 years old.

Edward E. Mace	Mr. Mace has served as a director of BRE since 1998. He has been President, Vail Resorts Lodging Company and Rock Resorts International LLC (both subsidiaries of Vail Resorts, Inc.), since 2001. Previously, Mr. Mace served as President and Chief Executive Officer of Fairmont Hotels & Resorts—U.S. /Mexico division, from 2000 to 2001 and as President and Chief Executive Officer of Fairmont Hotels, from 1996 to 2000. He was the midwest regional director of management consulting for the Real Estate Industry Group of KPMG from 1994 to 1996. Mr. Mace is 53 years old.

John McMahan	Mr. McMahan is a former Chairman of the Board of BRE. He has served as a director of BRE since 1993. He has been Executive Director, The Center for Real Estate Enterprise Management, since 2000 and Managing Principal, The McMahan Group, real estate strategic management consultants, since 1996. Previously, Mr. McMahan served as President, John McMahan Associates, Inc., a management consulting firm, and McMahan Real Estate Securities, Inc., a real estate investment firm, from 1994 to 1996. Mr. McMahan is 67 years old.

Matthew Medeiros	Mr. Medeiros was appointed to the Board of BRE on March 11, 2005. He is President, Chief Executive Officer and Director of SonicWALL, a global Internet security company, since 2003. Previously, he was Chief Executive Officer of Philips Components, a division of Royal Philips Electronics, a consumer electronics company, since 1998. Mr. Medeiros served as Chairman of the Board, LG.Philips LCD, a liquid crystal display joint venture from 2001 to 2002. Mr. Medeiros is 48 years old.

Constance B. Moore	Ms. Moore was promoted to President and Chief Executive Officer of BRE in January of 2005. She joined BRE as a director and Chief Operating Officer in 2002. Ms. Moore previously held several executive positions with Security Capital Group & Affiliates, an international real estate operating and investment management company, from 1993 to 2002, including co-chairman and Chief Operating Officer of Archstone Communities Trust. Ms. Moore is 49 years old.

Jeanne R. Myerson	Ms. Myerson joined BRE’s Board of Directors in 2002. She has been President & Chief Executive Officer of The Swig Company, a private real estate investment firm, since 1997. Previously, she was President and Chief Executive Officer of The Bailard, Biehl & Kaiser REIT from 1993 to 1997. Ms. Myerson is 52 years old.

Gregory M. Simon	Mr. Simon has served as a director of BRE or its predecessor since 1991. He has also been self-employed as a private investor since 1991. He was Senior Vice President, H.F. Ahmanson & Co. and Home Savings of America, from 1983 to 1991. Mr. Simon is also an Officer and Director for Golden Orange Broadcasting, a privately held corporation. Mr. Simon is 63 years old.

(b)	Identification of Executive Officers. See “Executive Officers of the Registrant” in Part I of this report.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2005 Annual Meeting of Shareholders, under the headings “Executive Compensation and Other Information” and “Election of Directors—Board and Committee Meetings; Compensation of Directors,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2005 Annual Meeting of Shareholders, under the heading “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2005 Annual Meeting of Shareholders, under the headings “Certain Relationships and Related Transactions”, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement, relating to our 2005 Annual Meeting of Shareholders, under the heading “Report of the Audit Committee,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

1. Financial	Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003 (Restated)

Consolidated Statements of Income for the years ended December 31, 2004, 2003 (Restated) and 2002 (Restated)

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 (Restated) and 2002 (Restated)

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 (Restated) and 2002 (Restated)

Notes to Consolidated Financial Statements (Restated)

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

(b)  Exhibits

See Index to Exhibits.

(c)  Financial Statement Schedules

See Index to Financial Statements and Financial Statement Schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 15, 2005

BRE PROPERTIES, INC.

By:	/S/ CONSTANCE B. MOORE
Constance B. Moore President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CONSTANCE B. MOORE Constance B. Moore	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005

/s/ EDWARD F. LANGE, JR. Edward F. Lange, Jr.	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 15, 2005

/s/ L. MICHAEL FOLEY L. Michael Foley	Chairman and Director	March 15, 2005

/s/ WILLIAM E. BORSARI William E. Borsari	Director	March 15, 2005

/s/ ROBERT A. FIDDAMAN Robert A. Fiddaman	Director	March 15, 2005

/s/ ROGER P. KUPPINGER Roger P. Kuppinger	Director	March 15, 2005

/s/ EDWARD E. MACE Edward E. Mace	Director	March 15, 2005

/s/ JOHN MCMAHAN John Mcmahan	Director	March 15, 2005

/s/ JEANNE R. MYERSON Jeanne R. Myerson	Director	March 15, 2005

/s/ GREGORY M. SIMON Gregory M. Simon	Director	March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

BRE Properties, Inc.

We have audited the accompanying consolidated balance sheets of BRE Properties, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRE Properties, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has restated the consolidated financial statements for the years ended December 31, 2003 and 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BRE Properties Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/    ERNST & YOUNG LLP

San Francisco, California

February 24, 2005

BRE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 31,
	2004	2003
		(Restated)
A S S E T S
Real estate portfolio
Direct investments in real estate:
Investments in rental properties	$2,538,171	$2,209,650
Construction in progress	108,930	104,531
Less: Accumulated depreciation	(280,498)	(229,983)

	2,366,603	2,084,198

Equity interests in and advances to real estate joint ventures:
Investments in rental properties	10,227	10,391
Real estate held for sale, net	60,383	61,394
Land under development	43,204	28,964

Total real estate portfolio	2,480,417	2,184,947
Other assets	38,524	48,317

Total assets	$2,518,941	$2,233,264

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Unsecured senior notes	$848,201	$763,915
Mortgage loans payable	203,365	132,414
Unsecured line of credit	187,000	196,000
Secured line of credit	140,000	100,000
Accounts payable and accrued expenses	58,053	45,273

Total liabilities	1,436,619	1,237,602

Minority interests	35,675	38,859

Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at both December 31, 2004 and 2003; 10,000,000 and 5,150,000 shares with $25 liquidation preference; issued and outstanding at December 31, 2004 and December 31, 2003, respectively	100	52
Common stock, $0.01 par value; 100,000,000 shares authorized at both December 31, 2004 and 2003; 50,418,529 and 49,992,198 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively.	504	500
Additional paid-in capital	1,068,613	943,064
Accumulated net income (less than) in excess of cumulative dividends	(20,565)	16,023
Stock purchase loans to executives	(2,005)	(2,836)

Total shareholders’ equity	1,046,647	956,803

Total liabilities and shareholders’ equity	$2,518,941	$2,233,264

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Years ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Revenue
Rental income	$267,997	$244,982	$232,029
Ancillary income	12,645	11,248	10,229

Total rental revenue	280,642	256,230	242,258

Expenses
Real estate	88,433	77,599	68,347
Provision for depreciation	61,296	49,644	41,500
Interest	66,826	59,425	56,106
General and administrative	12,657	10,260	10,716
Other expenses	6,807	7,305	—

Total expenses	236,019	204,233	176,669

Other income	1,632	1,462	954
Income before gain on sales of investments, minority interests, partnership income and discontinued operations	46,255	53,459	66,543
Net gain on sales of investments	—	—	4,862
Minority interests in income	(2,509)	(3,196)	(3,682)
Partnership income	1,558	882	3,393

Income from continuing operations	45,304	51,145	71,116
Net gain on sales of discontinued operations	19,925	23,147	10,067
Discontinued operations, net	8,312	8,678	13,753

Income from discontinued operations	28,237	31,825	23,820
Net Income	$73,541	$82,970	$94,936
Redemption related preferred stock issuance costs	—	2,166	—
Dividends attributable to preferred stock	12,114	10,629	7,765

Net income available to common shareholders	$61,427	$70,175	$87,171

Basic earnings per share from continuing operations	$0.66	$0.81	$1.38
Basic earnings per share from discontinued operations	$0.56	$0.68	$0.52

Basic earnings per share	$1.22	$1.49	$1.90

Diluted earnings per share from continuing operations	$0.65	$0.81	$1.37
Diluted earnings per share from discontinued operations	$0.56	$0.67	$0.52

Diluted earnings per share	$1.21	$1.48	$1.89

Weighted average common shares outstanding—basic	50,200	47,070	45,860
Weighted average common shares outstanding—diluted	50,825	47,445	46,210

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Cash flows from operating activities
Net income	$73,541	$82,970	$94,936
Adjustments to reconcile net income to net cash flows generated by operating activities:
Net gain on sales of discontinued operations …	(19,925)	(23,147)	(10,067)
Net gain on sales of investments …	—	—	(4,862)
Partnership income	(1,558)	(882)	(3,393)
Provision for depreciation	61,296	49,644	41,500
Depreciation from discontinued operations	2,916	3,708	6,035
Noncash stock based compensation expense	3,468	1,082	349
Minority interests in income	2,509	3,196	3,682
Decrease (increase) in other assets	1,228	638	(354)
Increase (decrease) in accounts payable and accrued expenses	12,730	(2,214)	9,351

Net cash flows generated by operating activities	136,205	114,995	137,177

Cash flows from investing activities
Multifamily communities purchased	(268,218)	(116,183)	(100,023)
Multifamily communities purchased from joint venture partners	—	—	(56,510)
Proceeds from sales of rental property, net	96,185	71,482	43,103
Proceeds from sales of investments	—	—	16,200
Rehabilitation expenditures and other	(18,088)	(10,670)	(6,501)
Capital expenditures	(17,971)	(10,390)	(8,276)
Additions to direct investment construction in progress	(54,276)	(60,897)	(69,165)
Advances to unconsolidated joint ventures—construction in progress	—	—	(20,614)
Reimbursements of construction in progress from unconsolidated joint ventures	—	—	13,753
Additions to land under development	(70,720)	(20,729)	(24,264)
Distributions from unconsolidated joint ventures, net	5,974	1,024	3,256
Investment in and advances to Internet business	—	—	(942)

Net cash flows used in investing activities	(327,114)	(146,363)	(209,983)

Cash flows from financing activities
Principal payments on mortgage loans and unsecured senior notes	(17,167)	(95,195)	(53,169)
Issuance of unsecured senior notes, net	99,437	—	297,407
Proceeds from new mortgage loans	74,160	—	—
Lines of credit:
Advances	364,000	323,000	390,000
Repayments	(333,000)	(208,000)	(524,000)
Renewal fees	(388)	(4,011)	—
Repurchase of common shares	—	(724)	(19,370)
Proceeds from exercises of stock options, net	7,837	9,787	3,909
Proceeds from common equity offering, net of issuance costs	—	112,338	—
Proceeds from preferred equity offerings, net of issuance costs	168,872	—	72,291
Redemption of preferred stock	(53,750)
Cash dividends paid to common shareholders	(98,015)	(91,994)	(89,614)
Cash dividends paid to preferred shareholders	(11,791)	(10,629)	(7,765)
Distributions to Operating Company unit holders	(1,888)	(2,215)	(2,963)
Distributions to other minority members	(636)	(991)	(821)
Redemption of minority member interest	(8,114)	—	—
Contributions from minority members	—	—	4,751
Other, net	247	214	(849)

Net cash flows generated by financing activities	189,804	31,580	69,807

(Decrease) Increase in cash	(1,105)	212	(2,999)
Balance at beginning of year	1,105	893	3,892

Balance at end of year	$—	$1,105	$893

Supplemental disclosure of noncash investing and financing activity
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$(107,711)	$(57,601)	$(94,459)

Transfer of land under development to direct investments in real estate—construction in progress	$56,364	$6,899	$32,967

Change in accrued development costs for construction in progress and land under development	$1,354	$(1,666)	$3,461

(Decrease) increase in carrying value of debt attributed to hedging activities	$(1,756)	$(1,240)	$3,500

Minority interest unit (issuances) conversions to common shares	$(1,877)	$6,277	$11,663

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

	Years ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Common stock shares
Balance at beginning of year	49,992,198	45,870,723	45,807,191
Stock options exercised, net of shares tendered	343,232	407,734	355,052
Conversion of operating company units to common shares	9,336	233,083	433,112
Shares repurchased and retired	—	(25,500)	(685,200)
Common stock offering	—	3,450,000	—
Issuance of restricted shares	52,780	59,268	1,700
Shares issued pursuant to dividend reinvestment plan	38,320	—	—
Other	(17,337)	(3,110)	(41,132)

Balance at end of year	50,418,529	49,992,198	45,870,723

Preferred stock shares
Balance at beginning of year	5,150,000	5,150,000	2,150,000
Redemption of 8.50% Series A Cumulative Redeemable	(2,150,000)
Issuance of 6.75% Series C Cumulative Redeemable	4,000,000
Issuance of 6.75% Series D Cumulative Redeemable	3,000,000
Issuance of 8.08% Series B Cumulative Redeemable	—	—	3,000,000

Balance at end of year	10,000,000	5,150,000	5,150,000

Common stock
Balance at beginning of year	$500	$459	$458
Common stock offering	—	34	—
Stock options exercised	3	4	4
Conversion of operating company units to common shares	—	2	4
Issuance of restricted and performance shares	1	1	—
Shares repurchased and retired	—	—	(7)

Balance at end of year	$504	$500	$459

Preferred stock
Balance at beginning of year	$52	$52	$22
Redemption of 8.50% Series A Cumulative Redeemable	(22)	—	—
Issuance of 8.08% Series B Cumulative Redeemable	—	—	30
Issuance of 6.75% Series C Cumulative Redeemable	40	—	—
Issuance of 6.75% Series D Cumulative Redeemable	30	—	—

Balance at end of year	$100	$52	$52

Additional paid-in capital
Balance at beginning of year	$943,064	$812,431	$744,037
Common stock offering	—	112,304	—
Stock options and restricted shares	10,808	10,501	5,058
Conversion of operating company units to common shares	251	6,275	11,659
Shares repurchased and retired	—	(724)	(19,363)
Issuance of preferred stock	168,802	—	72,261
Redemption of preferred stock	(53,728)
Redemption related preferred stock issuance costs	—	2,166	—
Other	(584)	111	(1,221)

Balance at end of year	$1,068,613	$943,064	$812,431

Accumulated net income (less than) in excess of cumulative dividends
Balance at beginning of year	$16,023	$37,842	$40,285
Net income for year	73,541	82,970	94,936
Cash dividends declared to common shareholders: $1.95 per common share for the years ended December 31, 2004, 2003 and 2002	(98,015)	(91,994)	(89,614)
Cash dividends declared to preferred shareholders (see Note 11)	(12,114)	(10,629)	(7,765)
Redemption related preferred stock issuance costs	—	(2,166)	—

Balance at end of year	$(20,565)	$16,023	$37,842

Stock purchase loans to executives
Balance at beginning of year	$(2,836)	$(3,183)	$(2,616)
Additional loans granted	—	—	(1,104)
Maturities and reserves on loans	831	347	537

Balance at end of year	$(2,005)	$(2,836)	$(3,183)

Total shareholders’ equity	$1,046,647	$956,803	$847,601

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company

BRE Properties, Inc., a Maryland corporation (“BRE” or the “Company”), was formed in 1970. BRE is a self-administered real estate investment trust (“REIT”) focused on the development, acquisition and management of multifamily apartment communities in the Western United States. At December 31, 2004, BRE’s portfolio, owned directly or through wholly or majority owned subsidiaries, consisted of 85 multifamily communities (aggregating 24,198 units), classified as direct investments in real estate-investments in rental properties on the accompanying consolidated balance sheets. Of these properties, 58 were located in California, 14 in Washington, six in Arizona, five in Colorado and two in Utah. In addition, at December 31, 2004, there were eight properties under various stages of construction and development aggregating an estimated 2,051 units, including five directly owned properties with 1,312 units classified as direct investments in real estate-construction in progress and three land parcels estimated to have 739 units which are classified as land under development. BRE also holds a 35% interest and is the managing member of two real estate joint ventures that own two multifamily properties with a total of 488 units, and a 15% joint venture interest in a multifamily portfolio totaling 3,443 units managed by a third party at December 31, 2004.

The Operating Company

In November 1997, BRE acquired 16 completed properties and eight development properties from certain entities of Trammell Crow Residential-West (the “Transaction”) pursuant to a definitive agreement (the “Contribution Agreement”). BRE paid a total of approximately $160,000,000 in cash and issued $100,000,000 in common stock based on a stock price of $26.93 per share, as provided for in the Contribution Agreement. In addition, certain entities received Operating Company Units (“OC Units”) valued at $76,000,000 in BRE Property Investors LLC (the “Operating Company”), a Delaware limited liability company and a majority owned subsidiary of BRE. The Operating Company assumed approximately $120,000,000 in debt in connection with this purchase. BRE is the sole managing member and majority owner of the Operating Company at December 31, 2004. Substantially all of the properties acquired in the Transaction are owned by the Operating Company, which was formed by BRE for the purpose of acquiring the properties in the Transaction.

The OC Units held by non-managing members are included in minority interests in the Company’s consolidated financial statements. Starting in November 1999, non-managing members of the Operating Company can exchange their units for cash in an amount equal to the market value of such common stock at the time of the exchange or, at the option of the Company, common stock of BRE on a 1:1 basis. As of December 31, 2004, 2,210,488 OC Units have been exchanged for common stock. The non-managing members are entitled to priority distributions regardless of the cash flows of the Operating Company. The Operating Company is also required to maintain certain financial ratios to protect the non-managing members’ distributions. Further, the Company has certain restrictions from selling assets of the Operating Company in a taxable sale for a period ranging from eight to ten years from the date of the Transaction. The Operating Company will continue until the earlier of conversion of all non-managing member OC Units, or September 25, 2012. The Operating Company has also guaranteed the repayment of the Company’s $350,000,000 unsecured line of credit.

2.    Summary of Significant Accounting Policies

Restatement

On January 31, 2005, the Company announced a restatement of payroll and certain other real estate expenses, as well as construction in progress, to ensure accruals were properly reflected at the end of each reporting period. During management’s review of the Company’s accounting policies and internal control over financial reporting, management determined that the Company should have recognized these costs as incurred, rather than as paid. Management has concluded that this control deficiency did not result in material misstatements to previously reported quarterly or annual financial statements, as the historical amounts by which expenses and liability balances were misstated were not material to our financial condition, results of operations, or cash flows. However, adjusting for the cumulative effect of the errors in fourth quarter of 2004 would have been material to that quarter. Accordingly, the Company determined to restate the financial statements for the fiscal years ended December 31, 2000, through December 31, 2003 filed on Form 10-K, and the quarterly periods ended March 31, 2004, June 30, 2004, and September 30, 2004 filed on Form 10-Q to adjust for these out of period items. The interim periods have also been restated to record in the first and second quarters of 2004 expenses incurred during these quarters and previously expensed in the third quarter 2004 relating to litigation charges associated with our Red Hawk Ranch community, as more fully described in Note 19 below. The impact of the restatement on the prior balance sheets and statements of income included in these financial statements is set forth below.

Impact of Restatement on Consolidated Balance Sheets

	December 31, 2003		December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(amounts in thousands, except per share data)
Total real estate portfolio	$2,180,903	$2,184,947	$2,061,678	$2,064,009
Other assets	$47,062	$48,317	$47,035	$48,157
Total assets	$2,227,965	$2,233,264	$2,108,713	$2,112,116
Accounts payable and accrued expenses	$36,233	$45,273	$38,618	$45,654
Total liabilities	$1,228,562	$1,237,602	$1,212,382	$1,219,418
Total shareholders’ equity	$960,544	$956,803	$851,184	$847,601

The impact of the restatement resulted in a decrease in shareholders’ equity as of January 1, 2002 of $2,710.

Impact of Restatement on Consolidated Statements of Income

	For the Year Ended December 31, 2003		For the Year Ended December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(amounts in thousands, except per share data)
Real estate expenses[1]	$82,873	$82,832	$73,164	$73,168
General and administrative expense	$10,062	$10,260	$9,847	$10,716
Net income available to common shareholders	$70,333	$70,175	$88,044	$87,171
Earnings per share:
Basic earnings from continuing operations	$0.81	$0.81	$1.40	$1.38
Basic earnings from discontinued operations	0.68	0.68	0.52	0.52

Basic earnings per share	$1.49	$1.49	$1.92	$1.90

Diluted earnings from continuing operations	$0.80	$0.81	$1.39	$1.37
Diluted earnings from discontinued operations	0.68	0.67	0.52	0.52

Diluted earnings per share	$1.48	$1.48	$1.91	$1.89

[1]	$5,233 and $4,821 of real estate expenses for the years ended December 31, 2003 and 2002, respectively, were reclassified to discontinued operations during 2004, as the related assets were sold or classified as held for sale at December 31, 2004. This reclassification was unrelated to the restatement.

Consolidation

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 (“FIN 46”). In December 2003, the FASB modified FIN 46 to make technical corrections and address implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 applies immediately to arrangements created after January 31, 2003 and, with respect to arrangements created before February 1, 2003, the interpretation was applied to the Company as of January 1, 2003. Under FIN 46, a VIE is created when (i) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity’s equity holders as a group either: (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity if they occur, or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to FIN 46, the enterprise that is deemed to absorb a majority of the expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flows as defined in FIN 46. The adoption of FIN 46 did not have any effect on BRE’s financial position or results of operations.

Based on the provisions of FIN 46, the Company has concluded that under certain circumstances when the Company (i) enters into option agreements for the purchase of land from an entity and pays a non-refundable deposit or (ii) enters into an arrangements with a financial partner for the formation of joint ventures which engage in multifamily real estate projects, A VIE may be created under condition (ii) in the previous paragraph. For each VIE created, the Company will compute expected losses and residual returns based on the probability of future cash flows. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE will be consolidated with the Company’s financial statements.

For any unconsolidated joint venture arrangements existing as of January 1, 2004, the Company has evaluated whether such joint venture arrangements represent variable interest entities in which the Company is the primary beneficiary. The Company concluded that no VIEs existed in which it is the primary beneficiary. The Company did not enter into any new joint venture arrangements during 2004.

At December 31, 2004, BRE has made non-refundable cash deposits for three purchase option agreements totaling approximately $1,788,000, which are included in Other assets on the consolidated balance sheet. The aggregate purchase price of properties under option is approximately $73,500,000. The option deposits generally represent the Company’s maximum exposure to loss if it elects not to purchase the optioned property. Based on analysis performed under FIN 46, the Company is not the primary beneficiary in any of the arrangements as of December 31, 2004.

BRE consolidates entities not deemed as VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company, the Operating Company and other controlled subsidiaries. At December 31, 2004, BRE owned 92% of the Operating Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Investments in Rental Properties

Rental properties are recorded at cost, less accumulated depreciation, less an adjustment, if any, for impairment. All properties are held for leasing activities. A land value is assigned based on the purchase price if land is acquired separately, or based on market research if acquired in a merger or in an operating community acquisition. BRE has a development group which manages the design, development and construction of its apartment communities. Projects under development are carried at cost, including direct and indirect costs incurred to ready the assets for their intended use and which are specifically indentifiable, including capitalized interest and property taxes until units are placed in service. Direct investment development projects are considered placed in service as certificates of occupancy are issued and the units become ready for occupancy. Depreciation begins as units are placed in service. Land acquired for development is capitalized and reported as “Land under development” until the development plan for the land is formalized. Once the development plan is determined and construction contracts are signed, the costs are transferred to the balance sheet line item “Construction in progress.” Costs of replacements, such as appliances, carpets and drapes, are expensed. Improvements and betterments that increase the value of the property or extend its useful life are capitalized.

Under subcontractor agreements during the development and construction of an apartment community, a designated percentage of the subcontracted fee is retained until the end of the project to ensure the subcontractor completes their task to the Company’s approval. The Company records retention payable when the amount becomes a probable and estimable liability. Because the nature of the contracted work is to extend the useful life or make ready the subject property for its intended use, the offsetting debit upon recording the liability is to the basis of the community. The retention liability is relieved when paid upon satisfaction of the contract.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which generally range from 35 to 45 years for buildings and three to ten years for other property.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, in 2002. SFAS No. 144 provides additional guidance on the recognition and measurement of the impairment of long-lived assets to be “held and used,” and requires that the assets and liabilities and the results of operations of any communities that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented.

The Company periodically evaluates its long-lived assets, including its investments in rental properties, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, the expected holding period of each asset and legal and environmental concerns. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted. There were no assets for which an adjustment for impairment in value was made in 2004, 2003 or 2002.

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

Specific components of net income that are presented as discontinued operations include the held for sale or discontinued communities’ operating results, depreciation and interest expense to the extent there is a secured loan on the property. In addition, the net gain or loss on the eventual disposal of communities held for sale will be presented as income from discontinued operations when recognized. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets. Sales are generally recorded after title has been transferred to the buyer and after appropriate payments have been received and other criteria met.

Equity Interests in Real Estate Joint Ventures

The Company’s investments in non-controlled real estate joint ventures and joint ventures which are VIEs in which the Company is not the primary beneficiary are recorded under the equity method of accounting on the accompanying consolidated financial statements. Investments in real estate joint ventures that are managed or are being developed by the Company are included in equity interests in and advances to real estate joint ventures. Investments in real estate joint ventures managed by third parties are included in other assets because such investments do not represent a core activity within BRE’s overall real estate investment strategy.

Conversion of Operating Company Units

Conversions of Operating Company units are accounted for at book value, with the minority interest amount for the related converted unit being reclassified to Common stock and Additional paid in capital.

Rental Revenue

Rental income is recorded when due from residents and is recognized monthly as it is earned, which is not materially different than on a straight-line basis as lease terms are generally for periods of one year or less. There were no contingent rental payments or percentage rents in the three years ended December 31, 2004.

Cash

The Company maintains its cash at financial institutions. The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company places its cash deposits and temporary cash investments with financial institutions believed by management to be creditworthy and of high quality. As of December 31, 2004, the Company has a negative cash balance related to bank overdraft. This balance is included in Accounts payable and accrued expenses on the 2004 consolidated balance sheet. The positive cash balance at December 31, 2003, is included in Other assets on the 2003 consolidated balance sheet.

Deferred Costs

Included in other assets are costs incurred in obtaining debt financing that are deferred and amortized over the terms of the respective debt agreements as interest expense. Related amortization expense is included in interest expense in the accompanying consolidated statements of income. Net deferred financing costs included in Other assets in the accompanying consolidated balance sheets are $11,159,000 and $13,488,000 as of December 31, 2004 and 2003, respectively. Amortization of deferred costs is included in interest expense and totaled $3,298,000 and $3,874,000 for the years ended December 31, 2004 and 2003, respectively.

Income Taxes

BRE has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As a result, BRE will not be subject to federal taxation at the corporate level to the extent it distributes, annually, at least 100% of its REIT taxable income, as defined by the Code, to its shareholders and satisfies certain other requirements. In addition, the states in which BRE owns and operates real estate properties have provisions equivalent to the federal REIT provisions. Accordingly, no provision has been made for federal or state income taxes at the REIT level in the accompanying consolidated financial statements.

Fair Value of Financial Instruments

The fair values of BRE’s financial instruments, including such items in the consolidated financial statement captions as other assets (which includes cash, mortgages receivable and interest rate swaps), and lines of credit, approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of the Company’s mortgage loans payable and unsecured senior notes was approximately $1,121,712,000 and $941,191,000 at December 31, 2004 and 2003, respectively.

Derivative instruments and hedging activities

BRE has four interest rate swap contracts that attain a floating rate of interest on a portion of its fixed rate debt. BRE designated these derivative instruments to be utilized as fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Under SFAS No. 133, the resulting assets or liabilities attributed to derivative instruments are carried on BRE’s consolidated financial statements at their estimated fair values. The hedges are perfectly effective and, therefore, changes in the derivative fair value and the change in fair value of the hedged items during the hedging period exactly offset with no impact on BRE’s current earnings.

Stock-based compensation

Effective January 1, 2003, BRE adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure” (SFAS No. 148). Under the fair value method compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. BRE has adopted the prospective method as provided for in SFAS No. 148, under which the provisions of SFAS No. 123 will be applied prospectively to all awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based compensation included in the determination of consolidated net income for the years ended December 31, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards in prior years. Prior to 2003, BRE accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. As discussed under Recently Issued Accounting Pronouncements, SFAS No. 123 was revised in 2004, effective July 1, 2005. Awards under BRE’s option plans vest over periods ranging from one to five years.

The following table illustrates the pro forma effect on consolidated net income and earnings per share of applying the recognition provisions of SFAS No. 123 to all outstanding awards in each period.

	Years ended December 31
	2004	2003	2002
		(Restated)	(Restated)
Net income available to common shareholders, as reported	$61,427,000	$70,175,000	$87,171,000
Add: Stock-based compensation expense included in reported net income	2,085,000	455,000	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(2,997,000)	(3,438,000)	(4,558,000)

Pro forma net income	$60,515,000	$67,192,000	$82,613,000

Earnings per share:
Basic—as reported	$1.22	$1.49	$1.90
Basic—pro forma	$1.21	$1.43	$1.80
Diluted—as reported	$1.21	$1.48	$1.89
Diluted—pro forma	$1.19	$1.42	$1.79

The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for the years ended December 31, 2004, 2003, and 2002:

	Years ended December 31
	2004	2003	2002
Risk-free interest rate	3.22%	3.44%	4.34%
Dividend yield	6.50%	6.50%	6.50%
Volatility	.20	.20	.20
Weighted average option life	5 years	7 years	7 years

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

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that it has only one operating and reportable segment, multifamily communities, which comprised 98% of BRE’s consolidated assets at December 31, 2004 and 2003 and approximately 99% of its total consolidated revenues for the three years ended December 31, 2004.

Concentration Risk

All multifamily communities owned by the Company are located in the Western United States, in three general markets that it defines as California, Pacific Northwest, and Mountain/Desert States. All revenues are from external customers and there are no revenues from transactions with other segments. There are no residents that contributed 10% or more of BRE’s total revenues in the years ended December 31, 2004, 2003 or 2002.

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We expect to adopt SFAS No. 123(R) on July 1, 2005.

The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS No. 123(R) on July 1, 2005. Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS No. 123 using the prospective transition method (which applied only to award granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R). The Company does not believe the adoption of SFAS No. 123(R) will have a material impact on its financial statements or results of operations.

3.    Real Estate Portfolio

The components of direct investments in real estate—investments in rental properties follow:

	December 31
	2004	2003
Land	$475,461,000	$396,987,000
Buildings and improvements	2,062,710,000	1,812,663,000

Subtotal	2,538,171,000	2,209,650,000
Accumulated depreciation	(280,498,000)	(229,983,000)

Total	$2,257,673,000	$1,979,667,000

A roll-forward of direct investments in real estate-construction in progress follows:

	December 31
	2004	2003
		(Restated)
Opening balance	$104,531,000	$93,207,000
Costs incurred to projects under construction	55,746,000	62,026,000
Transfers of construction in progress to direct investments in real estate—investments in rental properties	(107,711,000)	(57,601,000)
Transfers from land under development to direct investments in real estate—construction in progress	56,364,000	6,899,000

Ending balance	$108,930,000	$104,531,000

BRE’s carrying value of its assets exceeded the tax basis by approximately $239,000,000 (unaudited) at December 31, 2004.

4.    Equity Interests in and Advances to Real Estate Joint Ventures

As of December 31, 2004, BRE had two joint venture arrangements in which its capital interest is 35%; these joint ventures are managed by the Company (the “joint ventures”). Such arrangements are accounted for using the equity method. Each of the joint ventures contains a single multifamily community that was developed by BRE and completed in 2001. BRE’s investment in the joint ventures totals $10,227,000 and $10,391,000 as of December 31, 2004 and 2003, respectively and is shown as “Equity interests in and advances to real estate joint ventures-investments in rental properties” on BRE’s consolidated balance sheets. The communities had a total cost of approximately $43,657,000. The joint ventures carry secured, non-recourse loans totaling $18,988,000, that mature in 2011 and bear interest at rates of 7.25% and 8.0%. BRE has not guaranteed repayment of the joint venture debt. BRE and third-party members have funded the equity. For these joint ventures, BRE’s recognition of development and construction fees and responsibility to fund costs incurred above an agreed upon level during the construction period resulted in a disproportionate capital account balance between BRE and the third-party member compared to each member’s percent interest. This amount differs from the amount of the underlying equity in the net assets of the applicable joint ventures and is being depreciated over 40 years.

In addition to the joint ventures discussed above, the Company also has an investment in a real estate joint venture managed by a third-party (non-managed joint venture). During 2000 and 2001, BRE sold a total of 22 communities in Tucson, Albuquerque, Las Vegas, and Phoenix. The Company contributed a portion of the proceeds to a joint venture related to the buyer for a 15% equity interest in order to facilitate the sale of 85% of these assets. The Company’s investment in the non-managed joint venture consists of a 15% equity interest in a portfolio of multifamily properties managed by a third-party (G&I III Residential Portfolio, LLC). The Company’s investment approximates $5,279,000 and $10,783,000 at December 31, 2004 and 2003, respectively, and is included in “Other assets” as this investment does not represent a core activity within BRE’s overall real estate investment strategy. The joint venture has a total of 13 apartment communities totaling 3,443 units (unaudited) as of December 31, 2004.

The Company’s share of income from equity investments in all three joint ventures totaled $1,558,000; $882,000 and $3,393,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

5.    Other Assets

The components of other assets follow:

	December 31
	2004	2003
		(Restated)
Prepaid loan fees, net	$11,159,000	$13,488,000
Accounts and mortgages receivable	8,267,000	9,502,000
Predevelopment and escrow deposits	5,728,000	3,972,000
Investment in G&I III Residential Portfolio, LLC (see Note 4)	5,279,000	10,783,000
Furniture and equipment, net	3,122,000	3,658,000
Cash	—	1,105,000
Other	4,969,000	5,809,000

Total Other Assets	$38,524,000	$48,317,000

6.    Mortgage Loans Payable and Secured Line of Credit

The following data pertain to BRE’s secured debt at December 31, 2004 and 2003:

	December 31,
	2004	2003
Fixed rate secured mortgage loans	$148,763,000	$75,769,000
Variable rate secured mortgage loans	23,290,000	23,290,000
Secured mortgage loans subject to floating rate swaps	31,312,000	33,355,000
Secured line of credit	140,000,000	100,000,000

Total Secured Debt	$343,365,000	$232,414,000

Net book value of investments in real estate securing mortgage loans and secured line of credit	$565,016,000	$364,310,000
Remaining terms of mortgage loans payable	1-8 years	1-7 years
Average interest rate on fixed rate mortgages	6.6%	7.8%
Average interest rate on variable rate mortgages	2.6%	3.1%
Average interest rate on variable secured line of credit	2.3%	2.1%
Average interest rate on mortgages subject to floating rate swaps	LIBOR + 2.6%	LIBOR + 2.6%

Future scheduled principal payments are included in Note 7.

BRE has entered into three fixed to floating interest rate swap agreements on secured debt with a notional amount totaling $31,009,000 and $32,010,000 at December 31, 2004 and 2003, respectively. The difference between the secured debt carrying values of $31,311,000 and $33,355,000 at December 31, 2004 and 2003, respectively, and the notional amounts are due to basis adjustments from hedging activities of $302,000 in 2004 and $1,345,000 in 2003, respectively. The related debt matures in 2005.

During 2003, BRE established a Fannie Mae credit facility maturing in 2008 with borrowings of $100,000,000 and option to increase the size to $250,000,000. During the first quarter of 2004, BRE increased the size of the facility from $100,000,000 to $140,000,000. Borrowings under the secured line of credit totaled $140,000,000 and $100,000,000 at December 31, 2004 and 2003, respectively. Nine multifamily communities with a net carrying value of $237,534,000 secured the credit facility at December 31, 2004. Five multifamily communities with a net carrying value of $171,518,000 secured the credit facility at December 31, 2003. The borrowing cost, including interest, margin and fees, is currently 2.3%. Subject to the terms of the facility, the Company has the option to convert variable-rate borrowings to fixed-rate borrowings.

7.    Unsecured Senior Notes and Unsecured Line of Credit

The following table pertains to BRE’s unsecured senior notes and unsecured line of credit at December 31, 2004 and 2003:

	December 31,
	2004	2003
Fixed rate unsecured notes	$830,000,000	$730,000,000
Unsecured line of credit	187,000,000	196,000,000
Unsecured notes subject to floating rate swaps	18,201,000	33,915,000

Total unsecured debt	$1,035,201,000	$959,915,000

Average interest rate on fixed rate unsecured notes	6.7%	6.9%
Average interest rate on unsecured line of credit	2.9%	2.7%
Average interest rate on notes subject to floating rate swaps	LIBOR + 3.2%	LIBOR + 3.3%

As of December 31, 2004, BRE had an unsecured line of credit expiring in April 2006, for up to $350,000,000. Borrowings totaled $187,000,000 and $196,000,000 at December 31, 2004 and 2003, respectively. The interest rate on the line of credit is currently based on LIBOR plus 70 basis points, plus a fee of 0.20% payable on the unused portion. The average interest rate was approximately 2.9% and 2.7% for the years ended December 31, 2004 and 2003, respectively. Under the unsecured line of credit, BRE has capacity for up to $35,000,000 in letters of credit, which to the extent issued reduce capacity under the unsecured line of credit. As of December 31, 2004, BRE has unused letter of credit capacity totaling approximately $9,800,000. BRE enters into letters of credit for various general corporate purposes.

BRE has entered into fixed to floating interest rate swap agreements on unsecured notes with a notional amounts totaling $18,000,000 and $33,000,000 at December 31, 2004 and 2003, respectively. The difference between the carrying amounts of unsecured notes of $18,201,000 and $33,915,000 at December 31, 2004 and 2003, respectively, and the notional amounts are due to basis adjustments from hedging activities totaling $201,000 in 2004 and $915,000 in 2003, respectively. The remaining debt matures in 2005.

The unsecured line of credit and unsecured senior note agreements contain various covenants that include, among other factors, tangible net worth and requirements to maintain certain financial ratios. BRE was in compliance with all such financial covenants throughout the years ended December 31, 2004 and 2003.

Scheduled principal payments required on the lines of credit, unsecured senior notes payable and mortgage loans payable for the next five years and thereafter are as follows.

2005	$51,749,000
2006	202,101,000
2007	214,223,000
2008	161,881,000
2009	218,664,000
Thereafter	529,948,000

Total	$1,378,566,000

The 2006 amount includes the $187,000,000 balance at December 31, 2004 on the unsecured line of credit. The 2008 amount includes the $140,000,000 balance at December 31, 2004 on the secured line of credit. Interest expense, excluding interest from discontinued operations, on mortgage loans, lines of credit and unsecured senior notes, including amortization of related issuance costs, aggregated $72,989,000; $68,542,000 and $68,121,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Capitalized interest was $6,163,000; $9,117,000 and $12,015,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Excluding capitalized interest, cash paid for interest totaled $66,235,000; $59,856,000 and $51,526,000 in 2004, 2003, and 2002, respectively.

8.    Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses follow:

	December 31
	2004	2003
		(Restated)
Accrued interest payable	$19,491,000	$18,457,000
Security deposits	8,115,000	7,152,000
Accrued employee benefits	7,837,000	5,366,000
Bank overdraft in excess of cash	5,891,000	—
Accrued development costs	5,575,000	4,221,000
Retention payable	2,947,000	4,025,000
Property taxes payable	2,945,000	2,187,000
Other	5,252,000	3,865,000

Total Accounts Payable and Accrued Expenses	$58,053,000	$45,273,000

9.    Derivative Instruments and Hedging Activities

The Company enters into interest rate swaps with the objective of lowering its overall borrowing costs. The notional amount of the interest rate swaps utilized in the fair value hedges is approximately $49,000,000, with maturity dates in 2005. The principal amount of debt being hedged equals the notional amounts of the interest rate swaps. The fair value hedges convert debt with a weighted average fixed rate of 7.46% to a floating rate equal to LIBOR plus an average spread of 2.8%, which resulted in an effective rate of 4.3% for the year ended December 31, 2004. The fair value of the interest rate swaps at December 31, 2004 and 2003 was $503,000 and $2,260,000, respectively, and is recorded in other assets on the consolidated balance sheets. At December 31, 2004, offsetting amounts of $302,000 and $201,000 have been recorded as an increase to mortgage loans payable and unsecured senior notes, respectively. At December 31, 2003, offsetting amounts of $1,345,000 and $915,000 have been recorded as an increase to mortgage loans payable and unsecured senior notes, respectively. To determine the fair values of derivatives, BRE uses market valuations provided by third parties.

10.    Discontinued Operations

The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include operating results, depreciation expense and interest expense as well as the net gain on the disposal. At December 31, 2004, BRE had three operating apartment communities classified as held for sale, which are expected to be sold to unrelated third parties within six months after December 31, 2004. The estimated proceeds less anticipated costs to sell the assets held for sale at December 31, 2004 are greater than the carrying values as of December 31, 2004, and therefore no provisions for possible losses were recorded.

During the fourth quarter of 2004, BRE sold three operating communities with 878 units for gross proceeds of approximately $98,600,000, resulting in a gain on sale of approximately $19,925,000. During the first six months of 2003, BRE sold three operating communities with 1,100 units for gross proceeds of approximately $72,700,000, resulting in a gain on sale of approximately $23,100,000. During the fourth quarter of 2002, BRE sold three operating communities with a total of 663 units for an aggregate sales price of approximately $58,300,000, resulting in a net gain on sale of $10,100,000.

The following is a breakdown of the results of operations and net gain on the sales from the nine properties sold during the three years ended December 31, 2004, and the three properties held for sale at December 31, 2004:

	Years ended December 31
	2004	2003	2002
		(Restated)	(Restated)
Rental income	$16,551,000	$18,553,000	$31,602,000
Real estate expenses	(5,323,000)	(5,975,000)	(10,788,000)
Interest expense	—	(192,000)	(1,026,000)
Provision for depreciation	(2,916,000)	(3,708,000)	(6,035,000)
Gain on sales of discontinued operations	19,925,000	23,147,000	10,067,000

Total discontinued operations	$28,237,000	$31,825,000	$23,820,000

11.    Preferred Stock

The following table presents the Company’s issued and outstanding Preferred Shares as of December 31, 2004 and 2003:

	Optional Redemption Date(1)	Annual Dividend Rate per Share(2)	Outstanding at December 31, 2004		Outstanding at December 31, 2003
Preferred Stock, nonvoting, $0.01 par value; 10,000,000 shares authorized:
8.50% Series A cumulative redeemable, liquidation preference $25.00 per share, 2,150,000 shares outstanding at December 31, 2003	January 2004	$2.1250	$—	(3)	$53,750,000
8.08% Series B cumulative redeemable, liquidation preference $25.00 per share, 3,000,000 shares outstanding at December 31, 2004 and December 31, 2003	June 2007	$2.0200	75,000,000		75,000,000
6.75% Series C cumulative redeemable, liquidation preference $25.00 per share, 4,000,000 shares outstanding at December 31, 2004	March 2009	$1.6875	100,000,000	(4)	—
6.75% Series D cumulative redeemable, liquidation preference $25.00 per share, 3,000,000 shares outstanding at December 31, 2004	December 2009	$1.6875	75,000,000	(5)	—

			$250,000,000		$128,750,000

(1)	On or after the redemption date, all series may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid dividends, if any.
(2)	Dividends on all series of Preferred Shares are payable quarterly. All series of preferred stock rank prior to the Company’s common stock with respect to the payment of dividends and the distribution of assets in the event of liquidation, dissolution or winding up. Each series of preferred stock ranks on parity with the others.

(3)	On January 29, 2004, the Company redeemed all of its outstanding Series A Cumulative Redeemable Preferred Stock at a redemption price of $25.17118 per share. The redemption totaled $54,118,000, and was comprised of the liquidation value of $53,750,000 ($25.00 per share), plus accrued and unpaid dividends totaling $368,000 ($0.17118 per share) to the redemption date. Original preferred stock issuance costs totaling $2,166,000 were expensed during the fourth quarter of 2003 when the Company announced the redemption.
(4)	On March 15, 2004, the Company closed on an offering of 4,000,000 shares of 6.75% Series C Cumulative Redeemable Preferred Stock at public offering price of $25 per share. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $96,436,000 and were used for general corporate purposes. Dividends incurred and paid totaled $5,363,000 ($1.34 per share) in 2004.
(5)	On December 9, 2004, the Company closed on an offering of 3,000,000 shares of 6.75% Series D Cumulative Redeemable Preferred Stock at a public offering price of $25 per share. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $72,436,000 and were used for general corporate purposes. Accrued and unpaid dividends on the Series D preferred shares totals $323,000 ($0.11 per share) as of December 31, 2004.

12.    Stock Option Plans

Employee Plans

The 1992 Stock Option Plan and the 1999 BRE Stock Incentive Plan, as amended (the “Plans”) provide for the issuance of incentive stock options, non-qualified stock options, share appreciation rights, restricted shares and other grants. The maximum number of shares that may be issued under the Plans is 5,850,000. The option price may not be less than the fair market value of a share on the date that the option is granted and the options generally vest over three to five years. Shareholders initially adopted the 1999 BRE Stock Incentive Plan in 1999 and approved the plan as amended in 2001. The 1999 BRE Stock Incentive Plan, as amended, allows for grants of up to 3,500,000 shares. Through 2002, certain key employees were allowed to exercise options with a reload provision; 409,216 reload grants were made in 2002. The reload program was suspended in 2003. Changes in options outstanding during the years ended December 31, 2004, 2003 and 2002 were as follows:

	Years ended December 31
	2004		2003		2002
	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price
Balance at beginning of period	2,134,159	$28.97	2,190,566	$28.38	2,011,157	$26.59
Granted	600,000	$32.45	456,500	$29.79	1,091,976	$30.12
Exercised	(554,444)	$28.96	(373,726)	$26.49	(711,670)	$26.47
Cancelled	(97,250)	$28.70	(139,181)	$29.13	(200,897)	$26.65

Balance at end of period	2,082,465	$29.99	2,134,159	$28.97	2,190,566	$28.38

Exercisable	1,257,613	$29.24	778,447	$28.91	286,061	$26.72
Weighted average estimated fair value of options granted during the year		$2.68		$2.55		$2.98

At December 31, 2004, the exercise price of shares under option ranged from $22.40 to $33.80, with a weighted average exercise price of $29.99. The exercise price of all options granted in the years ended December 31, 2004, 2003 and 2002 was equal to the market price on the date of grant. Expiration dates range from 2005 through 2014; the weighted average remaining contractual life of these options is seven years. Stock options were exercised during 2004 on options originally granted with exercise prices ranging from $22.40 to $33.80. At December 31, 2004, there were 96,240 restricted shares outstanding under the Plans. There were 44,100; 49,939 and 1,700 restricted shares granted in 2004, 2003 and 2002, respectively. The fair value of restricted shares awarded totaled $1,431,000; $1,507,0000 and $56,000 in 2004, 2003 and 2002, respectively.

Non-Employee Director Stock Option and Restricted Stock Plan

The Second Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan, approved by shareholders in May of 2003, provides for: (1) annual grants of restricted stock with a market price-based value of $35,000 per year per non-employee director; (2) annual option or share appreciation right grants with an aggregate Black-Scholes-based value of $35,000 per year per non-employee director; (3) discretionary annual grants for service as Chairman of the Board or Lead Director of restricted stock and options or share appreciation rights with an aggregate value of up to $35,000 per year; and (4) annual grants for service as a Board committee chairman of restricted stock and options and/or share appreciation rights with an aggregate Black-Scholes value of $7,000 per year per committee chairman. In May of 2003, the Board of Directors suspended use of a reload provision that granted an additional 377,915 options in 2002. The maximum number of shares that may be issued under this plan is 2,300,000. As with the Plans, the option price may not be less than the fair market value of a share on the date the option is granted. Changes in options outstanding for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Years ended December 31
	2004		2003		2002
	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price
Balance at beginning of period	1,591,404	$29.70	1,666,080	$29.53	1,507,315	$28.16
Granted	94,999	$34.45	118,846	$32.24	657,751	$30.86
Exercised	(265,643)	$30.37	(145,980)	$30.16	(438,035)	$26.83
Cancelled	—	—	(47,542)	$28.44	(60,951)	$29.61

Balance at end of period	1,420,760	$29.89	1,591,404	$29.70	1,666,080	$29.53

Exercisable	1,373,258	$29.74	1,291,284	$29.44	1,137,388	$28.88
Weighted average estimated fair value of options granted during the year		$3.17		$2.51		$2.93

At December 31, 2004, the exercise prices of shares under option ranged between $16.50 and $34.45, with expiration dates from 2005 to 2014. The exercise price of all options granted in the years ended December 31, 1997 through 2004 was equal to the market price on the date of grant. The options vest ratably over one year. The weighted average remaining contractual life of these options is six years. At December 31, 2004, there were 8,680 restricted shares outstanding under the Plan. There were 8,680; 9,329 and 0 restricted shares granted in 2004, 2003 and 2002, respectively. The fair value of restricted shares awarded totaled $299,000 and $302,000 in 2004 and 2003, respectively.

Direct Stock Purchase and Dividend Reinvestment Plan

In 1996, the Company instituted a direct stock purchase and dividend reinvestment plan (the “DRIP”) in which shareholders may purchase either newly issued or previously issued shares. There is no discount on shares purchased through the DRIP. The total amount of shares authorized under the DRIP is 1,500,000; from inception through December 31, 2004, 160,321 new shares have been issued.

13.    Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share with respect to income from continuing operations:

	2004	2003	2002
		(Restated)	(Restated)
Numerator:
Net income available to common shareholders	$61,427,000	$70,175,000	$87,171,000
Less adjustment for earnings and gains from discontinued operations, net	(28,237,000)	(31,825,000)	(23,820,000)

Numerator for basic and diluted earnings per share from continuing operations	$33,190,000	$38,350,000	$63,351,000

Denominator:
Denominator for basic earnings per share—weighted average shares	50,200,000	47,070,000	45,860,000
Effect of dilutive securities:
Stock options	625,000	375,000	350,000

Denominator for diluted earnings per share adjusted for weighted average shares and assumed conversion	50,825,000	47,445,000	46,210,000

Basic earnings per share from continuing operations	$0.66	$0.81	$1.38
Basic earnings per share from discontinued operations	0.56	0.68	0.52

Basic earnings per share	$1.22	$1.49	$1.90

Diluted earnings per share from continuing operations	$0.65	$0.81	$1.37
Diluted earnings per share from discontinued operations	0.56	0.67	0.52

Diluted earnings per share	$1.21	$1.48	$1.89

Under FASB Statement No. 128, “Earnings per Share”, the effect of anti-dilutive operating company units has been excluded from the diluted earnings per share calculation.

14.    Retirement Plan

BRE has a 401K defined contribution retirement plan covering all employees with more than six months of continuous full-time employment. In addition to employee elective deferrals, in 2004, 2003 and 2002, BRE contributed up to 3% of the employee’s compensation up to $6,000 per employee. The aggregate amounts contributed and recognized as expense by BRE were $472,000; $335,000 and $341,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

15.    Related Party Transactions

Certain executives of BRE have purchased stock, the consideration for which was interest-bearing recourse loans. Loans were issued from 2000 through July 2002, at which time the loan program was suspended. The loans are due five years from the date of issuance and do not have forgiveness provisions. At December 31, 2004 and 2003, the carrying amount of the loans was $2,005,000 and $2,836,000, respectively. Interest income from the notes totaled $90,000; $163,000 and $200,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

BRE had notes receivable from third party minority interest members of limited liability company subsidiaries of the company totaling $7,601,000 and $7,640,000 at December 31, 2004 and 2003, respectively.

The amounts are recorded in Other assets on the consolidated balance sheets. Interest income from the notes totaled $488,000; $346,000 and $232,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

16.    Retirement Charge

During fourth quarter 2004, the Company recognized a charge associated with the retirement of the Company’s former CEO, which totaled approximately $4,100,000 and is included in Other expenses on the Consolidated Statements of Income. The charge is comprised of approximately $2,100,000 in cash payments and $2,000,000 in noncash charges related to the fair value of stock options and restricted shares that vested under the terms of the retirement agreement. The noncash portion of the expense includes the acceleration of unvested option awards that were previously accounted for under both FAS 123 and APB 25.

17.    Commitments and Contingencies

Commitments

During the years ended December 31, 2004, 2003 and 2002, total operating lease payments incurred for office space, including of real estate taxes, insurance, repairs and utilities, aggregated $1,179,000; $1,283,000 and $1,213,000, respectively.

The minimum future basic aggregate rental commitment under the Company’s operating leases is as follows:

2005	$1,464,000
2006	716,000
2007	647,000
2008	680,000
2009	692,000
Thereafter	4,763,000

Total	$8,962,000

Contingencies

As of December 31, 2004, there were no pending legal proceedings to which the Company is a party or of which any of its properties is the subject, the adverse determination of which the Company anticipates would have a material adverse effect upon its consolidated financial condition and results of operations.

Red Hawk Ranch

On April 14, 1997, BRE purchased Red Hawk Ranch Apartments, a 453-unit operating apartment community in Fremont, California, from an unrelated third party builder. The community now requires extensive replacement work to correct damage BRE believes was caused by construction defects. On March 18, 2003, BRE filed suit in the Alameda County Superior Court against the builder and other parties to protect against statutes of limitation. BRE has conducted testing to determine the extent of the damage. Based upon the testing that has been performed to date, BRE has discovered that the exterior shell of each building at the community has been compromised. As a result, during second quarter 2004, the Company expanded the size and scope of its lawsuit.

Litigation and consulting charges recognized during 2004 totaled $2,727,000 and are reported as Other expenses on the Consolidated Statement of Income. The charges reported in 2004 include litigation costs and consulting fees incurred to date during destructive testing to determine the extent of the damage and required reconstruction.

BRE plans to commence reconstruction as soon as possible and expects to have the community restored during the next 18 to 21 months. BRE is actively pursuing the litigation against the third party builder and various sub-contractors.

Under the provisions of FAS 144, BRE has performed an impairment analysis on Red Hawk Ranch Apartments using undiscounted cash flows, which reflect the anticipated decreased net operating income during reconstruction. No impairment charge was deemed necessary based on this analysis. The net book value of the components of the buildings that are damaged and being replaced approximate $9,400,000 and are being depreciated over the reconstruction period. Additional depreciation recognized during 2004 totaled approximately $2,600,000. During reconstruction, costs that extend the useful life of the asset, increase its value or enhance safety of the community will be capitalized. All other costs, including legal and consulting, will be expensed as incurred.

While BRE’s management expects that costs of remediation will approximate up to $26,000,000 (unaudited), and future plaintiff litigation costs may exceed $3,000,000 (unaudited), due to the preliminary nature of the damage assessment, claims and litigation, it is not possible to predict or determine the outcome of legal actions, nor is it reasonably possible to accurately estimate the full range of costs associated with the matter at this time.

18.    Legal Settlements

Pinnacle at MacArthur Place

On June 29, 2000, BRE entered into an Agreement for Formation of Limited Liability Company and Contribution of Project with an unrelated third party. The agreement contemplated that upon the completion of the Pinnacle at MacArthur Place apartment community and satisfaction of other conditions, BRE would contribute the project to a joint venture in which BRE and a third party would be members. The closing deadline under the agreement was April 1, 2002. However, due to disagreements between BRE and the third party regarding their respective rights and obligations under the agreement, the closing did not occur.

On April 1, 2002, the third party brought litigation against BRE in the United States District Court for the Central District of California, Santa Ana Division. The lawsuit sought specific performance of the agreement or, in the alternative, damages. BRE filed a counterclaim for a declaration that it was not, in fact, obligated to enter into the transaction under the terms demanded by the third party. In 2003, BRE and the third party reached a settlement agreement. Under the terms of the settlement, BRE paid the third party $6,500,000 and retained ownership of the asset.

Application Fee Suit

Also during 2003, BRE reached a settlement agreement regarding a class action lawsuit that was brought against BRE with respect to application fees charged residents from August 1998 to August 2003. Under terms of the settlement, BRE agreed to establish a $200,000 fund to reimburse prior applicants up to $5.00 per applicant, and to pay certain related administration charges and legal expenses.

The combined settlement amounts, legal fees and related expense for the 2003 suits aggregate $7,305,000 and are reported as Other expenses on the Consolidated Statement of Income.

19.    Supplemental Financial Data (Unaudited)

The following quarterly financial data for the quarters ended March 31, June 30, September 30 and December 31, 2003 and March 31, June 30 and September 30, 2004 have been restated to record payroll and certain real estate costs and expenses during the quarters in which they were incurred, rather than during the quarters in which they were paid, as previously reported. For more information, see Note 2 above.

In addition, during the third quarter of 2004, BRE expensed $1,792,000 in litigation and consulting charges relating to the Red Hawk Ranch construction defect lawsuit. Portions of that charge (in the amounts of $850,000 and $515,000 respectively) were incurred in the first and second quarters of 2004 and recognized as capitalized costs, however, such costs should have been expensed in those periods. In connection with the restatement described above, management determined to record in the first and second quarter of 2004, the charges incurred during those quarters that were previously recorded during the third quarter of 2004.

	Year ended December 31, 2004
	Quarter ended March 31	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
	(Restated)	(Restated)	(Restated)
	(amounts in thousands, except per share data)
Revenues*	$67,249	$70,434	$71,706	$71,253
Income from continuing operations	$11,744	$14,399	$12,856	$6,305
Discontinued operations	2,038	2,021	1,827	22,351
Preferred stock dividends	(2,183)	(3,203)	(3,203)	(3,526)

Net income available to common shareholders	$11,599	$13,217	$11,480	$25,130

Basic earnings per share from continuing operations	$0.19	$0.22	$0.19	$0.06
Basic earnings per share from discontinued operations	0.04	0.04	0.04	0.44

Basic earnings per share	$0.23	$0.26	$0.23	$0.50

Diluted earnings per share from continuing operations	$0.19	$0.22	$0.19	$0.05
Diluted earnings per share from discontinued operations	0.04	0.04	0.04	0.44

Diluted earnings per share	$0.23	$0.26	$0.23	$0.49

	Year ended December 31, 2003
	Quarter ended March 31	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
	(Restated)	(Restated)	(Restated)	(Restated)
	(amounts in thousands, except per share data)
Revenues*	$62,155	$63,540	$65,119	$65,416
Income from continuing operations	$15,324	$6,384	$15,300	$14,136
Discontinued operations	12,327	15,710	1,868	1,920
Preferred stock dividends	(2,657)	(2,657)	(2,657)	(4,823)

Net income available to common shareholders	$24,994	$19,437	$14,511	$11,233

Basic earnings per share from continuing operations	$0.27	$0.08	$0.27	$0.19
Basic earnings per share from discontinued operations	0.27	0.34	0.04	0.04

Basic earnings per share	$0.54	$0.42	$0.31	$0.23

Diluted earnings per share from continuing operations	$0.27	$0.08	$0.27	$0.18
Diluted earnings per share from discontinued operations	0.27	0.34	0.04	0.04

Diluted earnings per share	$0.54	$0.42	$0.31	$0.22

*	Revenue totals do not include revenues from discontinued operations, other income and partnership income.

For the years ended December 31, 2004, 2003 and 2002, the federal income tax components of the Company’s dividends on the common and preferred stock were as follows (unaudited).

	Ordinary Income	Long Term Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital
Common Stock
December 31, 2004	60%	16%	9%	15%
December 31, 2003	61%	33%	6%	—%
December 31, 2002	80%	15%	5%	—%

	Ordinary Income	Long Term Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital
Cumulative Redeemable Preferred Stock (all series)
December 31, 2004	70%	19%	11%	—%
December 31, 2003	61%	33%	6%	—%
December 31, 2002	80%	15%	5%	—%

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(Dollar amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives— Years	Gross Amount at Which Carried at December 31, 2004
Name	Location	Dates Acquired/ Constructed	Land	Buildings & Improvements			Land	Buildings & Improvements	Total	Accumulated Depreciation	Encumbrances
APARTMENTS
Sharon Green	Menlo Park, CA	1971/1970	$1,250	$5,770	$8,618	45	$1,250	$14,388	$15,638	$(7,667)
Verandas	Union City, CA	1993/1989	3,233	12,932	2,394	40	3,233	15,326	18,559	(4,568)	$10,711
Foster’s Landing	Foster City, CA	1996/1987	11,742	47,846	6,262	40	11,742	54,108	65,850	(11,523)
Pinnacle Crow Canyon	San Ramon, CA	1996/1992	8,724	34,895	3,337	40	8,724	38,232	46,956	(7,589)
Blue Rock I & II *	Vallejo, CA	1998/1986	6,836	27,352	2,919	40	6,836	30,271	37,107	(6,165)	23,290
Lakeshore Landing	San Mateo, CA	1998/1988	8,547	34,228	3,013	40	8,547	37,241	45,788	(7,851)
Red Hawk Ranch	Fremont, CA	1998/1995	11,747	47,082	2,792	40	11,747	49,874	61,621	(12,547)
Deer Valley *	San Rafael, CA	1998/1996	6,042	24,169	1,826	40	6,042	25,995	32,037	(4,612)
Pinnacle City Centre*	Hayward, CA	2000/2000	4,903	22,999	154	40	4,903	23,153	28,056	(2,731)
Sun Pointe Village	Fremont, CA	2000/1989	12,638	50,690	1,646	40	12,638	52,336	64,974	(5,745)	**

San Francisco Bay Area			$75,662	$307,963	$32,961		$75,662	$340,924	$416,586	$(70,998)	$34,001

Montanosa	San Diego, CA	1992/1989-90	$6,005	$24,065	$5,410	40	$6,005	$29,475	$35,480	$(8,958)	$33,598
Esplanade	San Diego, CA	1993/1985	4,868	19,493	2,874	40	4,868	22,367	27,235	(6,381)	10,391
Terra Nova Villas	Chula Vista, CA	1994/1985	2,925	11,699	1,652	40	2,925	13,351	16,276	(3,478)
Winchester	San Diego, CA	1994/1987	1,482	5,928	643	40	1,482	6,571	8,053	(1,755)
Canyon Villa	Chula Vista, CA	1996/1981	3,064	12,258	1,802	40	3,064	14,060	17,124	(3,187)
Lakeview Village	Spring Valley, CA	1996/1985	3,977	15,910	1,812	40	3,977	17,722	21,699	(4,069)
Countryside Village	El Cajon, CA	1996/1989	1,002	4,007	633	40	1,002	4,640	5,642	(1,109)
Cambridge Park *	San Diego, CA	1998/1998	7,628	30,521	3,760	40	7,628	34,281	41,909	(5,108)
Reflections	San Diego, CA	1999/1989	6,928	27,686	1,713	40	6,928	29,399	36,327	(3,861)
Pinnacle at Carmel Creek	San Diego, CA	2000/2000	4,744	45,430	4,047	40	4,744	49,477	54,221	(5,050)
Pinnacle at Otay Ranch I & II	Chula Vista, CA	2002/2002	8,928	43,388	1,844	40	8,928	45,232	54,160	(3,430)
Mission Trails	San Diego, CA	2002/1987	5,315	21,310	1,157	40	5,315	22,467	27,782	(1,530)
Bernardo Crest	San Diego, CA	2002/1988	6,016	24,115	1,806	40	6,016	25,921	31,937	(1,815)

San Diego			$62,882	$285,810	$29,153		$62,882	$314,963	$377,845	$(49,731)	$43,989

Village Green	La Habra, CA	1972/1971	$372	$2,763	$1,482	40	$372	$4,245	$4,617	$(2,656)
Candlewood North	Northridge, CA	1996/1964-95	2,110	8,477	697	40	2,110	9,174	11,284	(2,033)

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(Dollar amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives— Years	Gross Amount at Which Carried at December 31, 2004
Name	Location	Dates Acquired/ Constructed	Land	Buildings & Improvements			Land	Buildings & Improvements	Total	Accumulated Depreciation	Encumbrances
APARTMENTS
Sycamore Valley	Fountain Valley, CA	1996/1969	4,617	18,691	3,534	40	4,617	22,225	26,842	(4,783)
Windrush Village	Colton, CA	1996/1985	3,747	14,989	1,171	40	3,747	16,160	19,907	(3,653)
The Summit	Chino Hills, CA	1996/1989	1,838	7,354	898	40	1,838	8,252	10,090	(1,847)	**
Parkside Terrace *	Santa Ana, CA	1998/1986	3,016	12,180	1,482	40	3,016	13,662	16,678	(2,628)
Parkside Village *	Riverside, CA	1998/1987	3,417	13,674	1,178	40	3,417	14,852	18,269	(2,790)
Parkside Court *	Santa Ana, CA	1998/1987	2,013	8,632	1,088	40	2,013	9,720	11,733	(1,870)
Villa Siena	Costa Mesa, CA	2000/1974	4,853	19,739	8,510	40	4,853	28,249	33,102	(3,464)
Cortesia at Rancho Santa Margarita	Rancho Santa Margarita, CA	2000/1999	7,740	30,982	1,649	40	7,740	32,631	40,371	(3,331)
Pinnacle at Laguna Niguel	Laguna Niguel, CA	2001/1988	12,571	50,308	2,425	40	12,571	52,733	65,305	(4,461)
Boulder Creek	Riverside, CA	2002/1985	3,564	14,306	1,179	40	3,564	15,485	19,049	(1,096)
Emerald Pointe *	Diamond Bar, CA	20021989	5,052	20,248	1,610	40	5,052	21,858	26,910	(1,581)
Pinnacle at MacArthur Place	South Coast Metro, CA	2002/2002	8,155	54,257	2,274	40	8,155	56,531	64,686	(2,901)
Pinnacle River Walk	Riverside, CA	2003/1986	14,604	58,237	3,459	40	14,604	61,696	76,299	(1,995)
Canyon Creek	Northridge, CA	2003/1986	6,152	24,650	1,102	40	6,152	25,752	31,904	(652)
Enclave at Town Square	Chino Hills, CA	2003/1987	2,473	10,069	1,307	40	2,473	11,376	13,849	(396)
Summerwind Townhomes	Harbor City, CA	2004/1987	6,950	27,879	829	40	6,950	28,708	35,658	(700)	**
Regency Palm Court	Los Angeles, CA	2004/1987	2,049	8,277	457	40	2,049	8,734	10,783	(200)	**
Windsor Court	Los Angeles, CA	2004/1987	1,638	6,631	405	40	1,638	7,036	8,674	(163)	**
Tiffany Court	Los Angeles, CA	2004/1987	3,033	12,211	137	40	3,033	12,348	15,381	(228)	**
Pinnacle at Fullerton	Fullerton, CA	2004/2004	7,087	37,013	16	40	7,087	37,029	44,116	(577)
Pinnacle at Talega I & II	San Clemente, CA	2004/2004	17,125	48,171	882	40	17,125	49,053	66,178	(1,514)
Pinnacle at Westridge	Valencia, CA	2004/2004	11,253	31,785	48	40	11,253	31,833	43,086	(303)
Villa Azure	Los Angeles, CA	2004/2001	40,560	96,565	—	40	40,560	96,565	137,125	—	74,160

Los Angeles/Orange County			$175,989	$638,088	$37,819		$175,989	$675,907	$851,896	$(45,822)	$74,160

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(Dollar amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives— Years	Gross Amount at Which Carried at December 31, 2004
Name	Location	Dates Acquired/ Constructed	Land	Buildings & Improvements			Land	Buildings & Improvements	Total	Accumulated Depreciation	Encumbrances
APARTMENTS
Hazel Ranch	Fair Oaks, CA	1996/1985	$2,471	$9,885	$1,916	40	$2,471	$11,801	$14,272	$(2,751)
Rocklin Gold	Rocklin, CA	1996/1990	1,558	6,232	829	40	1,558	7,061	8,619	(1,607)
Shaliko	Rocklin, CA	1996/1990	2,050	8,198	1,248	40	2,050	9,446	11,496	(2,246)
Quail Chase	Folsom, CA	1996/1990	1,303	5,211	904	40	1,303	6,115	7,418	(1,438)
Canterbury Downs	Roseville, CA	1996/1993	2,297	9,190	544	40	2,297	9,734	12,031	(2,182)
Selby Ranch	Sacramento, CA	1986/1971-74	2,660	18,340	8,556	40	2,660	26,896	29,556	(10,268)	10,210
Overlook at Blue Ravine I*	Folsom, CA	1997/1991	6,050	24,203	2,946	40	6,050	27,149	33,199	(5,149)
Arbor Pointe	Sacramento, CA	1997/1988	1,814	7,256	2,846	40	1,814	10,102	11,916	(2,635)
Overlook at Blue Ravine II	Folsom, CA	2000/2000	1,014	9,575	—	40	1,014	9,575	10,589	(956)
Pinnacle at Blue Ravine	Folsom, CA	2002/2000	3,073	32,689	93	40	3,073	32,782	35,855	(2,120)	**

Sacramento			$24,290	$130,779	$19,882		$24,290	$150,661	$174,951	$(31,352)	$10,210

Arcadia Cove	Phoenix, AZ	1996/1996	$4,909	$19,902	$900	40	$4,909	$20,802	$25,711	$(4,538)
Pinnacle at S. Mountain I & II *	Phoenix, AZ	1998/1996	11,062	44,257	1,137	40	11,062	45,394	56,456	(8,342)	$23,013
Pinnacle at Union Hills *	Phoenix, AZ	1998/1996	4,626	18,507	575	40	4,626	19,082	23,708	(3,483)
Pinnacle Towne Center *	Phoenix, AZ	1999/1999	6,688	27,631	818	40	6,688	28,449	35,137	(4,491)	17,992
Pinnacle Terrace *	Chandler, AZ	1999/1999	4,561	18,793	395	40	4,561	19,188	23,749	(2,940)

Phoenix			$31,846	$129,090	$3,825		$31,846	$132,915	$164,761	$(23,794)	$41,005

Parkwood	Mill Creek, WA	1989/1989	$3,947	$15,811	$748	40	$3,947	$16,559	$20,506	$(6,312)
Shadowbrook	Redmond, WA	1987-98/1986	4,776	17,415	2,228	40	4,776	19,643	24,419	(7,340)
Citywalk	Seattle, WA	1988/1988	1,123	4,276	342	40	1,123	4,618	5,741	(1,939)
Thrasher’s Mill	Bothell, WA	1996/1988	2,031	8,223	1,164	40	2,031	9,387	11,418	(2,114)

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(Dollar amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives— Years	Gross Amount at Which Carried at December 31, 2004
Name	Location	Dates Acquired/ Constructed	Land	Buildings & Improvements			Land	Buildings & Improvements	Total	Accumulated Depreciation	Encumbrances
APARTMENTS
Ballinger Commons	Seattle, WA	1996/1989	5,824	23,519	2,346	40	5,824	25,865	31,689	(5,814)
The Park at Dashpoint	Federal Way, WA	1998/1989	3,074	12,411	1,100	40	3,074	13,511	16,585	(2,782)
Montebello	Kirkland, WA	1998/1998	6,680	27,274	402	40	6,680	27,676	34,356	(4,855)
Park Highland	Bellevue, WA	1998/1993	5,602	22,483	715	40	5,602	23,198	28,800	(3,894)
Brentwood Townhomes	Kent, WA	1998/1991	1,387	5,574	284	40	1,387	5,858	7,245	(1,005)
Pinnacle BellCentre	Bellevue, WA	2000/2000	11,163	32,821	194	40	11,163	33,015	44,178	(3,189)
Pinnacle Sonata	Bothell, WA	2002/2000	8,576	38,958	42	40	8,576	39,000	47,576	(2,760)	**
Pinnacle on Lake Washington	Renton, WA	2002/2002	4,878	26,184	745	40	4,878	26,929	31,807	(1,962)
Pinnacle Bell Town	Seattle, WA	2001/1992	4,279	17,259	768	40	4,279	18,027	22,306	(1,671)
Evergreen Park	Redmond, WA	2004/1985	17,413	45,013	—	40	17,413	45,013	62,426	(307)

Seattle			$80,753	$297,221	$11,078		$80,753	$308,299	$389,052	$(45,944)	—

The Landing at Bear Creek	Lakewood, CO	1999/1996	$3,666	$14,777	$698	40	$3,666	$15,475	$19,141	$(2,896)
Pinnacle Hunters Glen *	Thornton, CO	1998/1998	4,485	17,908	1,253	40	4,485	19,161	23,646	(2,970)
Pinnacle at Mountain Gate	Littleton, CO	2000/1999	8,371	33,687	614	40	8,371	34,301	42,672	(3,581)
Pinnacle at the Creek	Centennial, CO	2002/2002	1,694	20,487	1,250	40	1,694	21,737	23,431	(1,125)	**
Pinnacle Denver Technological Center	Greenwood Village, CO	2002/2002	5,823	47,350	1,017	40	5,823	48,367	54,190	(2,285)

Denver			$24,039	$134,209	$4,832		$24,039	$139,041	$163,080	$(12,857)	—

Total			$475,461	$1,923,160	$139,550		$475,461	$2,062,710	$2,538,171	$(280,498)	$203,365

*	Property held by a consolidated subsidiary of the Company
**	Properties secure the Company’s secured line of credit.

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(Amounts in thousands)

The activity in investments in rental properties and related depreciation for the three-year period ended December 31, 2004 is as follows:

Investments in rental properties:

	Years ended December 31,
	2004	2003	2002
Balance at beginning of year	$2,209,650	$2,073,029	$1,719,479
Multifamily communities purchased	268,218	116,183	156,543
Transfers from construction in progress and other miscellaneous capitalization	107,711	57,601	94,909
Acquisition of third party minority interests in real estate joint ventures	3,068	—	139,382
Investments sold	(86,179)	(57,756)	(51,934)
Capital expenditures	17,971	10,390	8,276
Rehabilitation expenditures	18,088	10,670	6,501
Less capital expenditures on properties held for sale	(356)	(467)	(127)

Balance at end of year	$2,538,171	$2,209,650	$2,073,029

Accumulated depreciation on rental properties:

	Years ended December 31,
	2004	2003	2002
Balance at beginning of year	$229,983	$190,044	$152,179
Provision for depreciation	61,296	49,644	41,500
Other depreciation on non-rental properties	(2,403)	(2,413)	(2,434)
Depreciation from discontinued operations	2,916	3,708	6,035
Less: depreciation expense on assets held for sale	(1,375)	(1,579)	(1,554)
Less: accumulated depreciation on properties sold	(9,919)	(9,421)	(5,682)

Balance at end of year	$280,498	$229,983	$190,044

Certain balances have been reclassified to real estate held for sale, net.

INDEX TO EXHIBITS

Exhibit Number

3.0	Amended and Restated Articles of Incorporation (previously filed on March 15, 1996 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K)

3.1	Articles of Amendment (previously filed on April 28, 1997 as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-24915), as amended, and incorporated by reference herein)

3.2

Articles Supplementary of the Registrant, classifying and designating the terms of the 8.08% Series B Cumulative Redeemable Preferred Stock (previously filed on June 17, 2002 as Exhibit 1.5 of the Registrant’s Form 8-A)

3.3

Articles Supplementary of the Registrant, reclassifying all 2,300,000 shares of 8.50% Series A Cumulative Redeemable Preferred Stock as Preferred Stock and classifying and designating the terms of the 6.75% Series C Cumulative Redeemable Preferred Stock (previously filed on March 1, 2004 as Exhibit 3.4 of the Registrant’s Form 8-A)

3.4

Articles Supplementary of the Registrant, classifying and designating the terms of the 6.75% Series D Cumulative Redeemable Preferred Stock (previously filed on December 8, 2004 as Exhibit 1.5 of the Registrant’s Form 8-A)

3.5	Certificate of Correction of the Registrant (previously filed on January 29, 1999 as Exhibit 1.3 to the Registrant’s Form 8-A and incorporated by reference herein)

3.6	Amended and Restated By-Laws of the Registrant (previously filed on February 17, 2004 as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

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

4.2	Form of Note due 2007 (previously filed on June 23, 1997 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.3	Form of Note due 2013 (previously filed on February 24, 1998 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.4	Form of Note due 2011 (previously filed on January 12, 2001 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.5	Form of Note due 2007 (previously filed on March 13, 2002 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K)

4.6	Form of Note due 2009 (previously filed on August 26, 2002 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K)

4.7	Form of Note due 2009 (previously filed on March 16, 2004 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K)

4.8	Form of Note due 2014 (previously filed on March 16, 2004 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K)

4.9	Specimen Common Stock Certificate (previously filed on February 17, 2004 as Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K)

4.10	Specimen 8.08% Series B Cumulative Redeemable Preferred Stock Certificate (previously filed on June 17, 2002 as Exhibit 1.6 to the Registrant’s Form 8-A)

Exhibit Number

5.0	Specimen 6.75% Series C Cumulative Redeemable Preferred Stock Certificate (previously filed on March 1, 2004 as Exhibit 3.5 to the Registrant’s Form 8-A)

5.1	Specimen 6.75% Series D Cumulative Redeemable Preferred Stock Certificate (previously filed on December 8, 2004 as Exhibit 1.6 to the Registrant’s Form 8-A)

10.0*	Amended and Restated 1992 Employee Stock Plan (previously filed on November 14, 1997 as Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.1*	First Amendment to BRE Properties, Inc. Amended and Restated 1992 Employee Stock Plan (previously filed on November 8, 2002 as Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q)

10.2*	1992 Payroll Investment Plan (previously filed on October 19, 1992 in the Exhibits to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.3

Second Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan (previously filed on April 8, 2003 as Proxy Item number 2 to the Registrant’s Proxy Statement and incorporated by reference herein)

10.4*	1999 BRE Stock Incentive Plan (previously filed on August 16, 1999 as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.5*	First amendment to the 1999 BRE Stock Incentive Plan (previously filed on March 12, 2001 as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.6*	Second amendment to the 1999 BRE Stock Incentive Plan (previously filed on March 12, 2001 as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.7*	Third Amendment to 1999 BRE Stock Incentive Plan (previously filed on November 8, 2002 as Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q)

10.8	Dividend Reinvestment Plan (previously filed on August 9, 1996 in the Registrant’s Registration Statement on Form S-3 (File No. 333-09945) and incorporated by reference herein)

10.9*

BRE Properties Inc. Deferred Compensation Plan effective January 1, 2000 (previously filed on March 14, 2000 as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K, as amended by the Annual Report on Form 10-K/A filed on August 4, 2000 and incorporated by reference herein)

10.10*	Employment Agreement with Edward F. Lange, Jr. dated June 23, 2000 (previously filed on February 17, 2004 as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K)

10.11*	Employment Agreement with Bradley P. Griggs dated December 8, 2001 (previously filed on March 12, 2001 as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K)

10.12*	Employment Agreement with Frank C. McDowell dated January 24, 2001 (previously filed on March 12, 2001 as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K)

10.13*	Employment Agreement with Deirdre A. Kuring dated October 25, 2002 (previously filed on February 27, 2002 as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K)

10.14*	Employment agreement with Constance B. Moore dated July 11, 2002 (previously filed on November 8, 2002 as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q)

10.15*	Form of Indemnification Agreement (previously filed on February 27, 2002 as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K)

10.16*	First Amendment to the Employment Agreement with Frank C. McDowell dated January 23, 2003 (previously filed on May 15, 2003 as Exhibit 10.3 to the Registrant’s quarterly Report on Form 10-Q)

Exhibit Number

10.17	*	First Amendment to the Employment Agreement with Constance B. Moore dated January 23, 2003 (previously filed on May 15, 2003 as Exhibit 10.4 to the Registrant’s quarterly Report on Form 10-Q)

10.18	*	First Amendment to the Employment Agreement with Edward F. Lange, Jr. dated January 23, 2003 (previously filed on May 15, 2003 as Exhibit 10.5 to the Registrant’s quarterly Report on Form 10-Q)

10.19	*	First Amendment to the Employment Agreement with Bradley P. Griggs dated January 23, 2003 (previously filed on May 15, 2003 as Exhibit 10.6 to the Registrant’s quarterly Report on Form 10-Q)

10.20	*	First Amendment to the Employment Agreement with Deirdre A. Kuring dated January 23, 2003 (previously filed on May 15, 2003 as Exhibit 10.7 to the Registrant’s quarterly Report on Form 10-Q)

10.21	*

Executive Transition Employment Agreement with Frank C. McDowell and the Registrant as of January 1, 2004. (previously filed on February 17, 2004 as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.22	*	First Amendment to the Executive Transition Employment Agreement with Frank C. McDowell and the Registrant as of January 1, 2005.

10.23		Treasury Lock Swap Transaction (previously filed on November 14, 1996 as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.24

Treasury rate guarantee hedge with Morgan Stanley, dated November 21, 1997 (previously filed on March 26, 1998 as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.25

Loan Agreement between The Prudential Insurance Registrant of America, as Lender and Real Estate Investment Trust of California, as Borrower, dated as of January 31, 1994 (previously filed on February 19, 1997 as Exhibit 10.30 to the Registrant’s Form 10-K, as amended by the Report on the Registrant’s Annual Report on Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

10.26

Loan Agreement between The Prudential Insurance Company of America, as Lender and Real Estate Investment Trust of California, as Borrower, dated as of July 7, 1995 (previously filed on February 19, 1997 as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, as amended by the Report on the Registrant’s Annual Report on Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

10.27

First Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant dated April 30, 1996 (previously filed on February 19, 1997 as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K, as amended by the Annual Report on the Registrant’s Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

10.28

Second Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated November 20, 1996 (previously filed on February 19, 1997 as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, as amended by the Annual Report on the Registrant’s Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

10.29

Third Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated February 25, 1997 (previously filed on August 12, 1997 as Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.30

Fourth Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated June 30, 1997 (previously filed on August 12, 1997 as Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

Exhibit Number

10.31

Fifth Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated May 20, 2003 (previously filed on February 24, 2004 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.32

Sixth Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated May 20, 2003 (previously filed on February 24, 2004 as Exhibit 101 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.33

Third Amended and Restated Unsecured Line of Credit Loan Agreement dated April 4, 2003 (previously filed on May 15, 2003 as exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.34

Master Credit Facility Agreement by and between BRE-FMCF, LLC and Prudential Multifamily Mortgage, Inc., dated May 2, 2003 (previously filed on May 15, 2003 as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-Q and incorporated by reference herein)

10.35

First Amendment to Master Credit Facility Agreement by and between BRE-FMCF, LLC and Prudential Multifamily Mortgage, Inc., dated March 25, 2004 (previously filed on March 31, 2004 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-5 and incorporated by reference herein)

10.36

Amended and Restated Limited Liability Company Agreement of BRE Property Investors LLC, dated as November 18, 1997 (previously filed on December 18, 1997 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.37

Contribution Agreement dated as of September 29, 1997 between the Registrant, BRE Property Investors LLC and the TCR Signatories (previously filed on November 14, 1997 as Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.38

The Registration Rights Agreement among the Registrant, BRE Property Investors LLC and the other signatories thereto dated November 18, 1997 (previously filed on December 3, 1997 as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (No. 333-41433), as amended, and incorporated by reference herein)

10.39

The Registration Rights Agreement between the Registrant and Legg Mason Unit Investment Trust Series 7, Legg Mason REIT Trust, December 1998 Series, dated as of December 23, 1997, (previously filed on January 27, 1998 as Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 (No. 333-44997), as amended, and incorporated by reference herein)

10.40

Purchase and Sale Agreement by and between the Registrant and G&I III Residential One LLC dated July 10, 2000 (previously filed on September 8, 2000 as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.41

Amendment No. 1 to the Purchase and Sale Agreement by and between the Registrant and G&I III Residential One LLC dated September 6, 2000 (previously filed on September 28, 2000 as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.42

Amendment No. 2 to the Purchase and Sale Agreement by and between the Registrant and G&I III Residential One LLC dated October 24, 2000 (previously filed on November 14, 2000 as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.43

Amendment No. 3 to the Purchase and Sale Agreement by and between the Registrant and G&I III Residential One LLC dated January 31, 2001 (previously filed on March 12, 2001 as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.44

Office Lease between OTR, an Ohio general partnership and the Registrant dated September 26, 1997 (previously filed on March 26, 1998 as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.45	Office Lease between Knickerbocker Properties, Inc. a Delaware Corporation and the Registrant dated December 21, 2004

Exhibit Number

10.46

Promissory Note payable by BRE Properties, Inc. to the order of Prudential Multifamily Mortgage, Inc. dated September 28, 2000 (previously filed on March 12, 2001 as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.47	*

Retirement Plan for Employees of BRE Properties, Inc. (previously filed on March 12, 2003 as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, as amended by the Annual Report on the Registrant’s Form 10-K/A on June 12, 2003 and incorporated by reference herein)

10.48	*	Form of option agreement for the 1999 BRE Stock Incentive Plan

10.49		Form of option agreement for the Second Amdended and Restated Non-Employee Directors Stock Option and Restricted Stock Plan

10.50	*	Form of performance share award for the 1999 BRE Stock Incentive Plan

10.51		Form of restricted stock award agreement for the Second Amdended and Restated Non-Employee Directors Stock Option and Restricted Stock Plan

12		Statements re: computation of ratios

21		Subsidiaries of the Registrant

23		Consent of Ernst & Young LLP

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, or compensatory plan or agreement.