Form 10-Q
period 2005-03-31
BRE PROPERTIES INC /MD/
filed 2005-05-09
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

☒ Yes	☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

☒ Yes	☐ No

Number of shares of common stock outstanding as of April 30, 2005	50,832,475

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

March 31, 2005

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements

BRE Properties, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,568,723	$2,538,171
Construction in progress	125,686	108,930
Less: accumulated depreciation	(297,985)	(280,498)

	2,396,424	2,366,603

Equity interests in and advances to real estate joint ventures- Investments in rental properties	10,175	10,227
Real estate held for sale, net	45,296	60,383
Land under development	79,388	43,204

Total real estate portfolio	2,531,283	2,480,417

Other assets	55,189	38,524

Total assets	$2,586,472	$2,518,941

Liabilities and Shareholders’ Equity

Liabilities:
Unsecured senior notes	$848,092	$848,201
Unsecured line of credit	245,000	187,000
Secured line of credit	140,000	140,000
Mortgage loans payable	192,111	203,365
Accounts payable and accrued expenses	48,100	58,053

Total liabilities	1,473,303	1,436,619

Minority interests	61,675	35,675

Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at March 31, 2005 and December 31, 2004; 10,000,000 shares with $25 liquidation preference, issued and outstanding at March 31, 2005 and December 31, 2004.	100	100
Common stock, $0.01 par value; 100,000,000 shares authorized. Shares issued and outstanding: 50,776,267 at March 31, 2005 and 50,418,529 at December 31, 2004.	508	504
Additional paid-in capital	1,069,925	1,068,613
Cumulative dividends in excess of accumulated net income	(17,034)	(20,565)
Stock purchase loans to executives	(2,005)	(2,005)

Total shareholders’ equity	1,051,494	1,046,647

Total liabilities and shareholders’ equity	$2,586,472	$2,518,941

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2005	2004
Revenues
Rental income	$72,239	$64,262
Ancillary income	3,230	2,987

Total revenues	75,469	67,249

Expenses
Real estate	24,178	21,771
Provision for depreciation	18,220	13,651
Interest	18,059	15,677
General and administrative	4,760	3,310
Other expenses	448	850

Total expenses	65,665	55,259

Other income	1,204	307
Income before minority interests, income from investments in unconsolidated entities and discontinued operations	11,008	12,297
Minority interests in income	(790)	(718)
Income from investments in unconsolidated entities	145	165

Income from continuing operations	10,363	11,744
Discontinued operations, net	1,420	2,038
Gain on sale of discontinued operations	21,523	—

Income from discontinued operations	22,943	2,038
Net Income	33,306	13,782
Dividends attributable to preferred stock	4,468	2,183

Net income available to common shareholders	$28,838	$11,599

Basic earnings per common share from continuing operations	$0.12	$0.19
Basic earnings per common share from discontinued operations	0.45	0.04

Basic earnings per common share	$0.57	$0.23

Diluted earnings per common share from continuing operations	$0.11	$0.19
Diluted earnings per common share from discontinued operations	0.45	0.04

Diluted earnings per common share	$0.56	$0.23

Weighted average common shares outstanding – basic	50,595	50,065

Weighted average common shares outstanding – assuming dilution	51,330	50,500

Dividends declared and paid per common share	$0.5000	$0.4875

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$33,306	$13,782
Adjustments to reconcile net income to net cash flows generated by operating activities:
Gain on sale of discontinued operations	(21,523)	—
Income from investments in unconsolidated entities	(145)	(165)
Provision for depreciation	18,220	13,651
Depreciation from discontinued operations	—	865
Noncash stock based compensation expense	744	389
Minority interests in income	790	718
Increase in other assets	(6,565)	(1,682)
Decrease in accounts payable and accrued expenses	(12,841)	(5,251)

Net cash flows generated by operating activities	11,986	22,307

Cash flows from investing activities:
Proceeds from sale of rental property, net	35,948	—
Multifamily communities purchased	—	(68,668)
Capital expenditures	(1,076)	(1,159)
Rehabilitation expenditures and other	(3,476)	(1,310)
Additions to direct investment in real estate-construction in progress	(13,303)	(12,542)
Additions to land under development	(36,118)	(20,147)
Distributions from unconsolidated entities	371	77

Net cash flows used in investing activities	(17,654)	(103,749)

Cash flows from financing activities:
Issuance of unsecured senior notes, net	—	99,437
Principal payments on unsecured senior notes and mortgage loans	(11,084)	(15,535)
Lines of credit:
Advances	81,000	204,000
Repayments	(23,000)	(225,000)
Fees	—	(388)
Proceeds from preferred stock offering, net	—	96,755
Redemption of preferred stock	—	(53,750)
Cash dividends paid to common shareholders	(25,307)	(24,448)
Cash dividends paid to preferred shareholders	(4,468)	(2,183)
Distributions to operating company unit holders	(510)	(474)
Distributions to other minority members	(280)	(241)
Proceeds from exercises of stock options and other, net	603	2,189

Net cash flows generated by financing activities	16,954	80,362

Increase (decrease) in cash	11,286	(1,080)
Balance at beginning of period	—	1,105

Balance at end of period	$11,286	$25

Supplemental disclosure of non cash activities:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	—	$18,087

Increase in investment in rental properties and minority interest in connection with consolidation of variable interest entity	$26,000	—

Change in accrued development costs for construction in progress and land under development	$3,519	$2,313

Decrease in carrying value of debt and other assets attributed to hedging activities	($279)	($249)

See condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2005

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements have been omitted. The consolidated balance sheet at December 31, 2004 has been derived from the audited statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004 of BRE Properties, Inc. (the “Company” or “BRE”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments only) necessary for a fair presentation of the Company’s consolidated financial statements for the interim periods presented.

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

NOTE B – STOCK-BASED COMPENSATION

Effective January 1, 2003, BRE adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148). Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. BRE has adopted the prospective method as provided for in SFAS No. 148, under which the provisions of SFAS No. 123 will be applied prospectively to all awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based compensation included in the determination of consolidated net income for the quarters ended March 31, 2005 and 2004 is less than that which would have been recognized if the fair value method had been applied to all awards in prior years. Prior to 2003, BRE accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Awards under BRE’s option plans vest over periods ranging from one to five years.

The following table illustrates the pro forma effect on consolidated net income and earnings per share of all outstanding option awards in each period.

	Three months ended March 31,
(amounts in thousands, except per share data)	2005	2004
Net income available to common shareholders, as reported	$28,838	$11,599
Add: Stock-based option expense included in reported net income	166	212
Deduct: Total stock-based option expense determined under fair value based method for all awards	(255)	(513)

Pro forma net income	$28,749	$11,298

Earnings per share:
Basic-as reported	$0.57	$0.23
Basic-pro forma	$0.57	$0.23
Diluted-as reported	$0.56	$0.23
Diluted-pro forma	$0.56	$0.22

The effect of pro forma application of SFAS No. 123 is not necessarily representative of the effect on consolidated net income for future periods.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company expects to adopt SFAS No. 123(R) on January 1, 2006.

Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this option valuation model upon the required adoption of SFAS No. 123(R) on January 1, 2006. Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation costs for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R). The Company does not believe the adoption of SFAS No. 123(R) will have a material impact on its financial statements or results of operations.

NOTE C – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

BRE has three interest rate swap agreements outstanding that attain a floating rate of interest on a portion of its fixed rate debt. BRE designated these derivative instruments to be utilized as fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended. Under SFAS 133, the resulting assets or liabilities attributed to these derivative instruments are carried on BRE’s consolidated financial statements at their estimated fair values. The hedges are perfectly effective and, therefore, changes in the derivative fair value and the change in fair value of the hedged items during the hedging period exactly offset with no valuation impact on BRE’s current earnings.

The notional amount at March 31, 2005 of the interest rate swaps utilized in the fair value hedges is $38,500,000. All three contracts and the related debt will mature in 2005. The principal amount of debt being hedged equals the notional amount of the interest rate swaps. The fair value hedges convert the interest rate on debt with a weighted average fixed rate of 7.59% to a floating rate equal to LIBOR plus an average spread of 2.88%, which resulted in an effective rate of 5.46% for the three months ended March 31, 2005. The fair value of the interest rate swaps at March 31, 2005 was $224,000 and is recorded in other assets on the consolidated balance sheet. At March 31, 2005, offsetting amounts of $132,000 and $92,000 have been recorded as an increase to mortgage loans and unsecured senior notes, respectively. To determine the fair values of derivatives, BRE uses market valuations provided by a third party.

NOTE D – CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which was revised in December 2003 (“Interpretation No. 46”), and addresses the consolidation of variable interest entities (“VIEs”). Under Interpretation No. 46, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE.

Under Interpretation No. 46, a VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) the entity’s equity holders as a group either: (a) lack direct or indirect ability to make decisions about the entity through voting or similar rights, (b) are not obligated to absorb expected losses of the entity if they occur or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to Interpretation No. 46, the enterprise that is deemed to absorb a majority of the expected losses or receive a majority of expected residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE.

Based on the provisions of Interpretation No. 46, the Company has concluded that under certain circumstances when the Company (i) enters into option agreements for the purchase of land or communities from an entity and pays a non-refundable deposit, or (ii) enters into arrangements for the formation of joint ventures, a VIE may be created under condition (ii) (b) or (c) of the previous paragraph. For each VIE created, the Company has computed expected losses and residual returns based on the probability of future cash flows as outlined in Interpretation No. 46. If the Company is determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with the Company’s financial statements.

During the first quarter of 2005, the Company entered into a 22-month lease with a put/call option with an unrelated third party of a recently developed operating community located in Chino Hills, California. The total consideration payable under the put/call option is $26,000,000. The Company made a non-refundable deposit of $4,000,000 that will remain in escrow throughout the lease term and will be applied towards the $26,000,000 purchase price, if purchased. At any time during the lease period the lessor can exercise a put option for BRE to purchase the asset. The Company is not obligated to purchase the asset if the lessor exercises the put option, but would forfeit the deposit if the community was not purchased. The Company does not have legal title to the asset owned by the third party. Based on management’s analysis, the Company determined that this arrangement is a VIE and that the Company is the primary beneficiary. The assets, liabilities and operations of the VIE are consolidated with the Company’s financial statements. The impact to the consolidated balance sheet of the Company as of March 31, 2005 is an increase of $26,000,000 to Direct investments in Real estate and a corresponding increase to Minority interest. The impact to the consolidated statement of income for the three months ended March 31, 2005 was an increase in real estate net operating income of $129,000, an increase in depreciation expense of $175,000 and an increase to minority interest expense of $175,000.

In addition to the deposit described above, at March 31, 2005 the Company has made non-refundable cash deposits for two purchase option agreements totaling approximately $1,000,000, which are included in Other assets on the consolidated balance sheet. The aggregate purchase price of properties under option is approximately $41,000,000. The option deposits generally represent the Company’s maximum exposure to loss if it elects not to purchase the optioned property. Based on the analysis performed under Interpretation No. 46, management concluded that the Company is not the primary beneficiary of these arrangements as of March 31, 2005.

NOTE E – DISCONTINUED OPERATIONS

The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include operating results, depreciation expense recognized prior to the classification as held for sale, and the net gain or loss on disposal. At March 31, 2005, the Company had two operating apartment communities classified as held for sale under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The estimated proceeds less anticipated costs to sell the assets held for sale at March 31, 2005 are greater than the carrying values as of March 31, 2005, and therefore no provisions for possible losses were recorded.

During the first quarter of 2005, the Company sold Scottsdale Cove, with 316 units, located in Scottsdale, Arizona for gross proceeds of approximately $36,500,000, resulting in a gain on sale of approximately $21,500,000. During 2004, the Company sold three operating communities with a total of 878 units. The communities were sold for an aggregate sales price of approximately $98,600,000, resulting in a net gain on sale of approximately $19,925,000.

The net gain on sale and the combined results of operations for each quarter presented are included in discontinued operations on the consolidated statements of income. These amounts totaled $22,943,000 and $2,038,000 for the three months ended March 31, 2005 and 2004, respectively. The assets held for sale at March 31, 2005 have also been reclassified as held for sale on the consolidated balance sheets.

The following is a breakdown of the gain on sales and the combined results of operations for the three and six properties included in discontinued operations for the three months ended March 31, 2005 and 2004, respectively:

	For three months ended March 31,
(amounts in thousands)	2005	2004
Rental and ancillary income	$2,057	$4,204
Real estate expenses	637	1,301
Provision for depreciation	—	865
Gain on sales	21,523	—

Total discontinued operations	$22,943	$2,038

NOTE F – LEGAL MATTERS

On April 14, 1997, the Company purchased Red Hawk Ranch Apartments, a 453-unit operating community in Fremont, California, from an unrelated third party builder. The community now requires extensive replacement work to correct damage the Company believes was caused by construction defects. On March 18, 2003, the Company filed suit in the Alameda County Superior Court against the builder and other parties to protect against statutes of limitation. The Company has conducted testing to determine the extent of the damage. Based upon the testing that has been performed to date, the Company has discovered that the exterior shell of each building at the community has been compromised. As a result, during second quarter 2004, the Company expanded the size and scope of the lawsuit.

Litigation and consulting charges recognized during the three months ended March 31, 2005 and 2004 totaled $448,000 and $850,000, respectively, and are reported as Other expenses on the consolidated statements of income.

The Company commenced reconstruction during the second quarter of 2005 and expects to have the community restored during the next 15 to 18 months. The Company is pursuing mediation and/or litigation against the third party builder and various sub-contractors.

Under the provisions of SFAS 144, BRE has performed an impairment analysis on Red Hawk Ranch Apartments using undiscounted cash flows that reflect the anticipated decreased net operating income during reconstruction. No impairment charge was deemed necessary based on this analysis. The net book value of the components of the buildings that are damaged and being replaced approximate $9,400,000 and are being depreciated over the reconstruction period. Additional depreciation recognized during the first quarter of 2005 totaled approximately $1,300,000. During reconstruction, costs that extend the useful life of the asset, increase its value or enhance safety of the community will be capitalized. All other costs, including legal and consulting, are expensed as incurred.

While the Company’s management expects that costs of remediation will approximate up to $26,000,000, and future plaintiff litigation costs may exceed $3,000,000 due to the preliminary nature of the damage assessment, claims and litigation, it is not possible to predict or determine the outcome of legal actions, nor is it reasonably possible to accurately estimate the full range of costs associated with the matter at this time.

As of March 31, 2005, other than the legal matter referenced above regarding Red Hawk Ranch, there were no pending legal proceedings to which the Company is a party or of which any of the Company’s properties is the subject, the adverse determination of which management anticipates would have a material adverse effect upon the Company’s consolidated financial condition and results of operations.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2005

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

Executive Summary

We are a self-administered equity real estate investment trust, or “REIT”, focused on the acquisition, development and management of multifamily apartment communities in seven metropolitan markets of the Western United States. At March 31, 2005, our portfolio had real estate assets with a book value of approximately $2.5 billion that included 85 wholly or majority-owned apartment communities, aggregating 24,006 units; two multifamily communities owned in joint ventures, comprised of 488 apartment units; and nine wholly or majority-owned apartment communities in various stages of construction and development, totaling 2,339 units.

During the first quarter of 2005, we entered into a 22-month lease with a put/call option for Sterling Downs, a recently developed apartment community with 124 units in Chino Hills, California. The total consideration payable under the put/call option is $26,000,000. At March 31, 2005, this lease-up community had physical occupancy of 80%. We also acquired a parcel of land for the future development of 288 units located in Los Angeles, California. The land purchase totaled $32,500,000.

During the first quarter of 2005, we sold one apartment community: Scottsdale Cove, located in Scottsdale, Arizona. The sales price totaled approximately $36,500,000, generating a net gain on sale of approximately $21,500,000. At March 31, 2005, we also had two properties classified as “held for sale,” both in Salt Lake City, Utah, with expected sale dates during the second quarter of 2005.

Our year-over-year operating results reflect increased property-level same-store performance, rental and ancillary income from acquisitions completed during 2005 and 2004, and properties in the lease-up phase of development. The property acquisitions and completed development properties are considered “Non same-store communities.” Additional income from “same-store” and “non-same-store” communities was partially offset by increases to general and administrative expense and interest expense. First quarter 2005 results also included income from the settlement of bankruptcy proceedings associated with VelocityHSI Inc., totaling approximately $1,000,000 which is included in other income.

Results of Operations

Comparison of the Three Months Ended March 31, 2005 and 2004

Revenues

Total revenues were $78,875,000 for the three months ended March 31, 2005, compared to $71,925,000 for the same period in 2004. The increase in total revenues was primarily generated from communities acquired, developed and stabilized after December 31, 2003, which we define as our “non-same-store” communities. During the 15 months subsequent to December 31, 2003, we acquired 1,683 units and completed the construction of 788 units. In the first quarter of 2005, on a “same-store” basis, rental and ancillary revenues increased $1,110,000, or 1.8%, primarily due to stable occupancy and increases in market rents. Monthly market rents in the “same-store” portfolio grew to $1,125 per unit from $1,100 in the first quarter of 2004.

A summary of the components of revenues for the quarters ended March 31, 2005 and 2004 follows (dollar amounts in thousands):

	Three months ended March 31, 2005		Three months ended March 31, 2004
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Rental income	$72,239	92%	$64,262	89%
Ancillary income	3,230	4%	2,987	4%
Revenues from discontinued operations	2,057	3%	4,204	6%
Income from unconsolidated entities	145	—	165	—
Other income	1,204	1%	307	1%

Total revenues	$78,875	100%	$71,925	100%

The total increase in rental and ancillary income of $8,220,000 for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 generated from same-store and non same-store communities was as follows (dollar amounts in thousands):

2005 Increase/ (Decrease)
Same-store communities	$1,110
Non Same-store communities	7,110

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$8,220

Average physical occupancy rates for the quarters ended March 31, 2005 and 2004 were as follows:

	2005	2004
Same-store	93.8%	94.1%
Total portfolio	93.3%	94.2%

Average physical occupancy for the portfolio is calculated by dividing the total occupied units by the total units in the portfolio for the three-month period. Apartment units are generally leased to residents for rental terms that do not exceed one year.

Expenses

Real Estate Expenses

For the quarter ended March 31, 2005, real estate expenses totaled $24,815,000 as compared with $23,072,000 for the quarter ended March 31, 2004. The year-over-year increase in total real estate expenses was primarily attributable to the 2,471 “non-same-store” units referenced above.

A summary of the categories of real estate expenses for the three months ended March 31, 2005 and 2004 follows (dollar amounts in thousands):

	Three months ended March 31, 2005		Three months ended March 31, 2004		% Change from 2004 to 2005
	Expense	% of Total Revenues	Expense	% of Total Revenues
Same-store	$20,474		$20,722		(1%)
Non same-store	3,704		1,049		253%
Real Estate expenses from discontinued operations	637		1,301		(51%)

Total real estate expenses	$24,815	31%	$23,072	32%	8%

Provision for Depreciation

The provision for depreciation, excluding depreciation from discontinued operations, increased by $4,569,000 (33%) to $18,220,000 for the three months ended March 31, 2005, from $13,651,000 for the same period in 2004. The increase in 2005 resulted from higher depreciable bases on new property acquisitions and development properties completed, combined with $1,300,000 in additional accelerated depreciation on our Red Hawk Ranch Apartment Community. See Part II, Item 1 “Legal Proceedings.”

Interest Expense

Interest expense was $18,059,000 (net of interest capitalized to the cost of apartment communities under development of $2,003,000) for the quarter ended March 31, 2005, an increase of $2,382,000 or 15% from the comparable period in 2004. Interest expense was $15,677,000 for the same period in 2003 and was net of $1,866,000 of interest capitalized to the cost of apartment communities under construction. The increase in interest expense was due to the issuance of $100,000,000 in medium-term notes at the end of the first quarter of 2004, and an overall increase in average debt balances.

General and Administrative

General and administrative costs totaled $4,760,000, or approximately 6.0% of total revenues, for the first quarter of 2005 compared to $3,310,000, or approximately 4.6% of total revenues, for the three months ended March 31, 2004. The increase in 2005 is primarily due to changes in the long term incentive compensation plan, increased professional fees and additional staffing expense. The higher first quarter 2005 professional fees include $550,000 in audit and legal fees incurred during the first quarter related to the implementation of Section 404 of the Sarbanes-Oxley act of 2002 and the restatement of prior period financial statements.

Other Expenses

Other expenses totaled $448,000 and $850,000 for the three months ended March 31, 2005 and 2004, respectively, and represent litigation and consulting costs incurred in connection with the construction defect litigation we are pursuing against the builder of our Red Hawk Ranch Community, located in Fremont, California and various subcontractors. See Part II, Item 1 “Legal Proceedings,

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock for the first quarter of 2005 represent the dividends on our 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. Dividends attributable to preferred stock for the first quarter of 2004 represent the dividends on our 8.50% Series A, 8.08% Series B and 6.75% Series C Redeemable Preferred Stock. On January 29, 2004, we redeemed all 2,150,000 outstanding shares of our 8.50% Series A Cumulative Redeemable Preferred Stock. On March 15, 2004, we closed the offering of 4,000,000 shares of 6.75% Series C Cumulative Redeemable Preferred Stock. On December 9, 2004, we closed the offering of 3,000,000 shares of 6.75% Series D Cumulative Redeemable Preferred Stock. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

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

During the first quarter of 2005, we sold Scottsdale Cove, an operating apartment community with a total of 316 units for a gross aggregate sales price of approximately $36,500,000, resulting in a net gain on sale of approximately $21,500,000. At March 31, 2005, two operating communities were classified as held for sale under the provisions of SFAS 144. No depreciation has been recorded on these communities since October 2004.

During 2004, we sold three operating communities with a total of 878 units. The communities were sold for an aggregate sales price of approximately $98,600,000, resulting in a net gain on sale of approximately $19,925,000.

The net gains on sales and the combined results of operations for these six communities for each quarter presented are included in discontinued operations on the consolidated statements of income. These amounts totaled $22,943,000 and $2,038,000 for the three months ended March 31, 2005 and 2004, respectively. The assets held for sale at March 31, 2005 have also been reclassified as held for sale on the consolidated balance sheets.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended March 31, 2005 was $28,838,000, or $0.56 per diluted share, as compared with $11,599,000, or $0.23 per diluted share, for the comparable period in 2004.

Liquidity and Capital Resources

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. We expect to fund these investments through a variety of sources. These sources may include cash generated from operations, temporary borrowings under our unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements and finance future investments for the next twelve months.

On December 9, 2004, we closed an offering of 3,000,000 shares of 6.75% Series D Cumulative Redeemable Preferred Stock at a public offering price of $25 per share. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $72,436,000.

On March 15, 2004, we closed an offering of 4,000,000 shares of 6.75% Series C Cumulative Redeemable Preferred Stock at a public offering price of $25 per share. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $96,436,000.

On March 17, 2004, we closed an offering of $100,000,000 of dual-tranche Medium-Term Notes under a medium term note program initiated in 2001. The offering included $50,000,000 of five-year notes with a coupon rate of 3.58% and $50,000,000 of 10-year notes with a coupon rate of 4.70%.

Proceeds from these offerings have been used for general corporate purposes, including the repayment of debt, redemption of equity securities, funding for development activities and financing for acquisitions. Pending these uses, we initially used the proceeds from these offerings to reduce borrowings under our revolving unsecured credit facility.

During the first quarter of 2004, we increased the size of our secured credit facility with Fannie Mae (serviced by Prudential Multifamily Mortgage, Inc.) from $100,000,000 to $140,000,000. Borrowings under the secured credit facility totaled $140,000,000 at March 31, 2005. The credit facility is secured by nine multifamily communities, which are held by a consolidated subsidiary of BRE. Current borrowings under the facility bear interest at variable rates with maturities from one to nine months, plus a facility fee of 0.65%. Our borrowing cost, including interest, margin and fees, averaged 2.9% for the three months ended March 31, 2005. We also have the option to convert variable-rate borrowings to fixed-rate borrowings. Subject to the terms of the facility, we have the option to increase its size to $250,000,000. Drawings on the line of credit are available to fund our investment activities and for general corporate purposes, and the facility matures in 2008.

We have a revolving unsecured credit facility with a capacity of $350,000,000 that matures in April 2006, with an option to extend the term one year beyond the maturity date. The interest rate on the line of credit is currently LIBOR plus 0.70%, plus a fee of 0.20% payable on the unused portion of the credit facility. Our pricing spread above LIBOR is dependent upon our credit ratings and can range from 0.50% to 1.45%. Our average cost on the unsecured line of credit for the three months ended March 31, 2005 was 4.25%.

Borrowings under our revolving unsecured line of credit totaled $245,000,000 at March 31, 2005, compared to $187,000,000 at December 31, 2004. Drawings on the revolving unsecured line of credit are available to fund our investment activities and general corporate purposes. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

We had a total of $848,000,000 principal amount in unsecured senior notes at March 31, 2005, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
July 2005	$18,000,000	5.76%
March 2007	150,000,000	5.95%
June 2007	50,000,000	7.20%
March 2009	50,000,000	3.58%
September 2009	150,000,000	5.75%
January 2011	250,000,000	7.45%
February 2013	130,000,000	7.13%
March 2014	50,000,000	4.70%

Total / Weighted Average Interest Rate	$848,000,000	6.37%

In addition, at March 31, 2005, we had mortgage indebtedness totaling $191,987,000 principal amount at an average interest rate of 6.10%, and remaining terms of from less than one year to seven years.

As of March 31, 2005, we had total outstanding debt balances of approximately $1,425,203,000 and total outstanding consolidated shareholders’ equity and minority interests of approximately $1,113,000,000, representing a debt to total book capitalization ratio of 56%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants during the three months ended March 31, 2005 and 2004.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2005, such as scheduled debt repayments, construction funding and property acquisitions. At March 31, 2005, we had an estimated cost of approximately $153,000,000 to complete existing construction in progress, with funding estimated from 2005 through 2007. Scheduled debt repayments through December 31, 2005 total approximately $40,386,000.

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

Our Board of Directors has authorized us to purchase an aggregate of $60,000,000 in shares of our common stock. See Part II; Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Critical Accounting Policies

We define critical accounting policies as those that require management’s most difficult, subjective or complex judgments. A summary of our critical accounting policies follows. Additional discussion of accounting policies that we consider significant, including further discussion of the critical accounting policies described below, can be found in the notes to our consolidated financial statements in our 2004 Annual Report on Form 10-K.

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

Stock-Based Compensation

We apply the fair value recognition provisions of Statement of Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure” (SFAS No. 148). We adopted the prospective method as provided for in SFAS No. 148, under which the provisions of SFAS No. 123 are applied prospectively to all awards granted, modified or settled after January 1, 2003. Prior to 2003, we accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, which resulted in no expense recognition. Under SFAS No. 123, we include in general and administrative expense a charge based on the implied value of options granted subsequent to January 1, 2003 and vesting in the current period. Currently, we use the Black-Scholes formula to estimate the value of stock options granted to employees and expect to continue to use this option valuation model upon the required adoption of SFAS No. 123(R) on January 1, 2006. Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation costs for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R). We do not believe the adoption of SFAS No. 123(R) will have a material impact on our financial statements or results of operations.

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

Under FIN 46, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a VIE may have been created. We evaluate our land option and purchase contract investments to determine if a VIE has been created under the definition of FIN 46. When a VIE is deemed to exist, the identification of the primary beneficiary is determined through allocation of the VIE’s estimated expected losses and residual returns to the related variable interest holders. Any VIEs for which we are deemed the primary beneficiary are consolidated.

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

(Dollar amounts in millions)

Property Name	Location	Proposed Number of Units	Costs Incurred to Date - March 31, 2005		Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date[1]
Direct Investment
The Heights	Chino Hills, CA	208	$30.8		$40.0	$9.2	4Q/2005
Bridgeport Cove	Santa Clarita, CA	188	21.4		40.5	19.1	3Q/2006
Galleria at Towngate	Moreno Valley, CA	268	16.9		39.5	22.6	3Q/2006
Renaissance at Uptown Orange	Orange, CA	460	37.3		104.1	66.8	3Q/2007
The Stuart at Sierra Madre Villa	Pasadena, CA	188	19.3		54.2	34.9	2Q/2007

Total Construction in Progress		1,312	$125.7	[2]	$278.3	$152.6

Property Name	Location	Proposed Number of Units	Costs Incurred to Date - March 31, 2005		Estimated Total Cost	Estimated Construction Start
Land under development[3]
Bay Vista Apartments	Emeryville, CA	224	$13.9		$60.0	3Q/2005
Belcarra Apartments	Bellevue, WA	320	22.3		71.4	2Q/2006
Denny Way Apartments	Seattle, WA	195	8.8		47.9	2Q/2006
5600 Wilshire	Los Angeles, CA	288	34.4		116.6	4Q/2005

Total Land Under Development		1,027	$79.4		$295.9

(1)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.

(2)	Reflects all recorded costs incurred as of March 31, 2005, recorded on our consolidated balance sheet as “direct investments in real estate-construction in progress.”

(3)	Land under development represents projects in various stages of predevelopment, development and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our consolidated balance sheet.

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our 2005 annual dividend on our common shares was increased to $2.00 per share, from $1.95 per share in 2004. Total dividends paid to common shareholders for the three months ended March 31, 2005 and 2004 were $25,307,000 and $24,448,000, respectively. In addition, we paid $4,468,000 and $2,183,000 in aggregate dividends on our 8.50% Series A, 8.08% Series B,

6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock during the three months ended March 31, 2005 and 2004, respectively.

Total distributions to minority members of our consolidated subsidiaries were $790,000 and $718,000 for the three months ended March 30, 2005 and 2004, respectively.

ITEM 3—Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2004.

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

As of March 31, 2005, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Other than the revisions to our policies, procedures and processes in order to strengthen controls relating to the accounting for accounts payable and accrued expenses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, there have been no significant changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We commenced reconstruction during the second quarter of 2005 and expect to have the community restored during the next 15 to 18 months. We are actively pursuing mediation and/or litigation against the third party builder and certain sub-contractors.

Litigation and consulting charges recognized totaled $448,000 and $850,000 for the three months ended March 31, 2005 and 2004, respectively, and are reported as Other Expenses on the Consolidated Statements of Income.

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

As of May 4, 2005, other than the legal matter referenced above regarding Red Hawk Ranch, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any securities during the three months ended March 31, 2005 that were not registered under the Securities Act.

In 2001, our Board of Directors authorized the repurchase of our common stock in an amount up to $60,000,000. The timing of repurchase activity is dependent upon the market price of our shares and other market conditions and factors. As of March 31, 2005, we had cumulatively repurchased a total of approximately $51,100,000 of common stock, representing 1,785,600 shares at an average purchase price of $28.64 per share. No shares were repurchased during the three months ended March 31, 2005. On April 21, 2005, the Board of Directors replenished the authorized share repurchase capacity to provide for repurchases of up to $60,000,000 from that date forward.

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

BRE PROPERTIES, INC.

(Registrant)

Date: May 6, 2005	/s/ Edward F. Lange, Jr.
Edward F. Lange, Jr. Executive Vice President, Chief Financial Officer and Secretary