Form 10-Q
period 2005-06-30
BRE PROPERTIES INC /MD/
filed 2005-08-05
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

☒ Yes	☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

☒ Yes	☐ No

Number of shares of common stock outstanding as of July 29, 2005	51,107,318

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

June 30, 2005

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements

BRE Properties, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,671,796	$2,538,171
Construction in progress	135,217	108,930
Less: accumulated depreciation	(315,537)	(280,498)

	2,491,476	2,366,603
Equity interests in and advances to real estate joint ventures- Investments in rental properties	10,158	10,227
Real estate held for sale, net	—	60,383
Land under development	81,735	43,204

Total real estate portfolio	2,583,369	2,480,417

Other assets	52,359	38,524

Total assets	$2,635,728	$2,518,941

Liabilities and Shareholders’ Equity

Liabilities:
Unsecured senior notes	$998,023	$848,201
Unsecured line of credit	189,000	187,000
Secured line of credit	75,000	140,000
Mortgage loans payable	216,482	203,365
Accounts payable and accrued expenses	52,296	58,053

Total liabilities	1,530,801	1,436,619

Minority interests	61,675	35,675

Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized: 10,000,000 and 10,000,000 shares with $25 liquidation preference issued and outstanding at June 30, 2005 and December 31, 2004, respectively.	100	100
Common stock, $0.01 par value, 100,000,000 shares authorized. Shares issued and outstanding: 50,837,086 and 50,418,529 at June 30, 2005 and December 31, 2004, respectively.	508	504
Additional paid-in capital	1,072,746	1,068,613
Cumulative dividends in excess of accumulated net income	(29,893)	(20,565)
Stock purchase loans to executives	(1,209)	(2,005)

Total shareholders’ equity	1,043,252	1,046,647

Total liabilities and shareholders’ equity	$2,635,728	$2,518,941

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,
	2005	2004
Revenues
Rental income	$73,742	$67,260
Ancillary income	4,066	3,174

Total revenues	77,808	70,434

Expenses
Real estate	24,658	21,480
Provision for depreciation	18,035	14,223
Interest	18,378	16,591
General and administrative	4,048	3,088
Other expenses	281	515

Total expenses	65,400	55,897

Other income	497	211
Income before minority interests, income from investments in unconsolidated entities and discontinued operations	12,405	14,748
Minority interests in income	(915)	(613)
Income from investments in unconsolidated entities	102	264

Income from continuing operations	12,042	14,399
Discontinued operations, net	503	2,021
Gain on sale of discontinued operations	5,374	—

Income from discontinued operations	5,877	2,021
Net Income	17,969	16,420
Dividends attributable to preferred stock	4,468	3,203

Net income available to common shareholders	$13,501	$13,217

Basic earnings per common share from continuing operations	$0.15	$0.22
Basic earnings per common share from discontinued operations	0.12	0.04

Basic earnings per common share	$0.27	$0.26

Diluted earnings per common share from continuing operations	$0.15	$0.22
Diluted earnings per common share from discontinued operations	0.11	0.04

Diluted earnings per common share	$0.26	$0.26

Weighted average common shares outstanding – basic	50,810	50,130

Weighted average common shares outstanding – assuming dilution	51,560	50,560

Dividends declared and paid per common share	$0.5000	$0.4875

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Six Months Ended June 30,
	2005	2004
Revenues
Rental income	$145,981	$131,523
Ancillary income	7,296	6,159

Total revenues	153,277	137,682

Expenses
Real estate	48,837	43,252
Provision for depreciation	36,255	27,873
Interest	36,437	32,267
General and administrative	8,808	6,398
Other expenses	729	1,365

Total expenses	131,066	111,155

Other income	1,701	518
Income before minority interests, income from investments in unconsolidated entities and discontinued operations	23,962	27,045
Minority interests in income	(1,705)	(1,331)
Income from investments in unconsolidated entities	247	429

Income from continuing operations	22,454	26,143
Discontinued operations, net	1,923	4,058
Gain on sale of discontinued operations	26,897	—

Income from discontinued operations	28,820	4,058
Net Income	51,274	30,201
Dividends attributable to preferred stock	8,936	5,386

Net income available to common shareholders	$42,356	$24,815

Basic earnings per common share from continuing operations	$0.27	$0.42
Basic earnings per common share from discontinued operations	0.57	0.08

Basic earnings per common share	$0.84	$0.50

Diluted earnings per common share from continuing operations	$0.26	$0.41
Diluted earnings per common share from discontinued operations	0.56	0.08

Diluted earnings per common share	$0.82	$0.49

Weighted average common shares outstanding – basic	50,695	50,095

Weighted average common shares outstanding – assuming dilution	51,440	50,530

Dividends declared and paid per common share	$1.000	$0.975

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$51,274	$30,201
Adjustments to reconcile net income to net cash flows generated by operating activities:
Gain on sale of discontinued operations	(26,897)	—
Income from investments in unconsolidated entities	(247)	(429)
Provision for depreciation	36,255	29,610
Noncash stock based compensation expense	1,543	766
Minority interests in income	1,705	1,331
Increase in other assets	(8,777)	(3,334)
(Decrease) increase in accounts payable and accrued expenses	(5,735)	1,866

Net cash flows generated by operating activities	49,121	60,011

Cash flows from investing activities:
Proceeds from sale of rental property, net	87,280	—
Purchases of operating real estate	(54,917)	(68,668)
Capital expenditures	(5,215)	(5,382)
Rehabilitation expenditures and other	(8,374)	(4,964)
Additions to direct investment in real estate-construction in progress	(30,254)	(20,045)
Additions to land under development	(38,706)	(25,633)
Distributions from unconsolidated entities	638	948

Net cash flows used in investing activities	(49,548)	(123,744)

Cash flows from financing activities:
Issuance of unsecured senior notes, net	148,087	99,437
Principal payments on unsecured senior notes and mortgage loans	(21,695)	(16,072)
Lines of credit:
Advances	253,000	241,000
Repayments	(316,000)	(237,000)
Fees	—	(388)
Proceeds from preferred stock offering, net	—	96,436
Redemption of preferred stock	—	(53,750)
Cash dividends paid to common shareholders	(50,665)	(48,919)
Cash dividends paid to preferred shareholders	(8,936)	(5,386)
Distributions to operating company unit holders	(1,019)	(948)
Distributions to other minority members	(686)	(398)
Redemption of minority member interest	—	(8,114)
Proceeds from exercises of stock options and other, net	3,452	3,104

Net cash flows generated by financing activities	5,538	69,002
Increase in cash	5,111	5,269

Balance at beginning of period	—	1,105

Balance at end of period	$5,111	$6,374

Supplemental disclosure of non cash activities:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$4,057	$69,136

Transfer of land under development to direct investments in real estate – construction in progress	$—	$41,870

Increase in investment in rental properties and minority interest in connection with consolidation of variable interest entity	$26,000	$—

Change in accrued development costs for construction in progress and land under development	$85	$(835)

Decrease in carrying value of debt and other assets attributed to hedging activities	($428)	($1,066)

See condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2005

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements have been omitted. The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004 of BRE Properties, Inc. (the “Company” or “BRE”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments only) necessary for a fair presentation of the Company’s consolidated financial statements for the interim periods presented.

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

NOTE B – STOCK-BASED COMPENSATION

Effective January 1, 2003, BRE adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148). Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. BRE has adopted the prospective method as provided for in SFAS No. 148, under which the provisions of SFAS No. 123 will be applied prospectively to all awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based compensation included in the determination of consolidated net income for the quarters and six months ended June 30, 2005 and 2004 is less than that which would have been recognized if the fair value method had been applied to all option awards in prior years. Prior to 2003, BRE accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Option awards under BRE’s option plans vest over periods ranging from one to five years.

The following table illustrates the pro forma effect on consolidated net income and earnings per share of all outstanding option awards in each period.

	Three months ended June 30,
(amounts in thousands, except per share data)	2005	2004
Net income available to common shareholders, as reported	$13,501	$13,217
Add: Stock-based option expense included in reported net income	159	226
Deduct: Total stock-based option expense determined under fair value based method for all awards	(206)	(455)

Pro forma net income	$13,454	$12,988

Earnings per share:
Basic-as reported	$0.27	$0.26
Basic-pro forma	$0.26	$0.26

Diluted-as reported	$0.26	$0.26
Diluted-pro forma	$0.26	$0.26

	Six months ended June 30,
(amounts in thousands, except per share data)	2005	2004
Net income available to common shareholders, as reported	$42,338	$24,815
Add: Stock-based option compensation expense included in reported net income	325	438
Deduct: Total stock-based option compensation expense determined under fair value based method for all awards	(461)	(964)

Pro forma net income	$42,202	$24,289

Earnings per share:
Basic-as reported	$0.84	$0.50
Basic-pro forma	$0.83	$0.48

Diluted-as reported	$0.82	$0.49
Diluted-pro forma	$0.82	$0.48

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

Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted and expects to continue to use this option valuation model upon the required adoption of SFAS No. 123(R) on January 1, 2006. Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation costs for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R). The Company does not believe the adoption of SFAS No. 123(R) will have a material impact on its financial statements or results of operations.

NOTE C – CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

In August 2003, BRE entered into a land option contract to purchase 13.6 acres of land located in Anaheim, California from an unrelated third party for $30,000,000. The outside closing date for the acquisition to close is in February 2006. At June 30, 2005, the deposits at risk totaled $3,000,000. The contractual relationship that provides for the future purchase of an asset is considered a variable interest as defined under Interpretation No. 46. In accordance with the provisions of Interpretation No. 46, the Company has requested the private owner of the land to provide financial statement information that relates to the entity that holds title to the land. The private owners have declined in writing to provide any key financial data. The Company has exhausted “reasonable” efforts to obtain data, and given the limited knowledge on the entity, the Company does not have enough data to determine if the entity is a VIE. As a result, the Company is not consolidating the entity.

During the first quarter of 2005, the Company entered into a 22-month lease with a put/call option arrangement with an unrelated third party of a recently developed operating community located in Chino Hills, California. The total consideration payable under the put/call option is $26,000,000. The Company made a non-refundable deposit of $4,000,000 that will remain in escrow throughout the lease term and will be applied towards the $26,000,000 purchase price, if purchased. At any time during the lease period the lessor can exercise a put option for the Company to purchase the asset. The Company is not obligated to purchase the asset if the lessor exercises the put option, but would forfeit the deposit if the community was not purchased. The Company does not have legal title to the asset owned by the third party. Based on management’s analysis, the Company determined that this arrangement is a VIE and that the Company is the primary beneficiary. The assets, liabilities and operations of the VIE are consolidated with the Company’s financial statements. The impact to the consolidated balance sheet of the Company as of June 30, 2005 is an increase of $26,000,000 to Direct investments in Real estate and a corresponding increase to Minority interest. The impact to the consolidated statements of income for the six months ended June 30, 2005 was an increase in total revenues of $731,000, an increase in real estate expenses of 259,500, an increase in depreciation expense of $174,000 and an increase to minority interest expense of $475,000.

In addition to the deposit described above, at June 30, 2005 the Company has made non-refundable cash deposits for two purchase option agreements totaling approximately $1,337,500, which are included in other assets on the consolidated balance sheet. The aggregate purchase price of properties under option is approximately $39,530,000. The option deposits generally represent the Company’s maximum exposure to loss if it elects not to purchase the optioned property. Based on the analysis performed under Interpretation No. 46, management concluded that the Company is not the primary beneficiary of these arrangements as of June 30, 2005.

NOTE D – DISCONTINUED OPERATIONS

The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include operating results, depreciation expense recognized prior to the classification as held for sale, and the net gain or loss on disposal. At June 30, 2005, the Company had no operating apartment communities classified as held for sale under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

During the second quarter of 2005, the Company sold Pinnacle Mountain View, with 324 units, and Pinnacle Canyon View, with 288 units, both located in Salt Lake City, Utah. Pinnacle Mountain View was sold for approximately $27,750,000, resulting in a gain on sale of approximately $3,851,000. Pinnacle Canyon View was sold for approximately $25,000,000, resulting in a gain on sale of approximately $1,523,000. These two sales concluded a non-strategic market disposition program designed to exit the Salt Lake City market and reduce holdings in Phoenix, Arizona.

During the first quarter of 2005, the Company sold Scottsdale Cove, with 316 units, located in Scottsdale, Arizona for gross proceeds of approximately $36,500,000, resulting in a gain on sale of approximately $21,523,000. During the fourth quarter of 2004, the Company sold three operating communities with a total of 878 units.

The net gain on sale and the combined results of operations for these six properties for each quarter and six month ended period presented are included in discontinued operations on the consolidated statements of income. These amounts totaled $5,877,000 and $2,021,000 for the three months ended June 30, 2005 and 2004, and $28,820,000 and $4,058,000 for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005, no communities were classified as held for sale.

The following is a breakdown of the gain on sales and the combined results of operations for the properties included in discontinued operations:

	For the Three Months ended June 30,		For the Six Months ended June 30,
(amounts in thousands)	2005	2004	2005	2004
Rental and ancillary income	$674	$4,236	$2,731	$8,440
Real estate expenses	(171)	(1,344)	(808)	(2,645)
Provision for depreciation	—	(871)	—	(1,737)
Gain on sales	5,374	—	26,897	—

Total discontinued operations	$5,877	$2,021	$28,820	$4,058

NOTE F – LEGAL MATTERS

On April 14, 1997, the Company purchased Red Hawk Ranch Apartments, a 453-unit operating community in Fremont, California, from an unrelated third party builder. The community now requires extensive replacement work to correct damage the Company believes was caused by construction defects. On March 18, 2003, the Company filed suit in the Alameda County Superior Court against the builder and other parties for faulty workmanship, to protect against statutes of limitation. The Company has conducted testing to determine the extent of the damage. Based upon the testing that has been performed to date, the Company has discovered that the exterior shell of each building at the community has been compromised. As a result, during second quarter 2004, the Company expanded the size and scope of the lawsuit.

The Company commenced reconstruction during the second quarter of 2005 and expects to have the community restored during the next 12 to 15 months. The Company is actively pursuing mediation and/or litigation against the third party builder and certain sub-contractors.

Litigation and consulting charges are reported as Other expenses on the consolidated statements of income. These charges totaled $281,000 and $515,000 for the three months ended June 30, 2005 and 2004, and $729,000 and $1,365,000 the six months ended June 30, 2005 and 2004, respectively.

Under the provisions of SFAS 144, the Company has performed an impairment analysis on Red Hawk Ranch Apartments using undiscounted estimated cash flows that reflect the anticipated decreased net operating income during reconstruction. No impairment charge was deemed necessary based on this analysis. The net book value of the components of the buildings that are damaged and being replaced approximate $9,400,000 and are being depreciated over the reconstruction period. During reconstruction, costs that extend the useful life of the asset, increase its value or enhance safety of the community will be capitalized. All other costs, including legal and consulting, are expensed as incurred.

While the Company’s management expects that costs of remediation will approximate up to $26,000,000, and future plaintiff litigation costs may exceed $3,000,000, it is not possible to predict or determine the outcome of legal actions, nor is it reasonably possible to accurately estimate the full range of costs associated with the matter at this time.

As of June 30, 2005, other than the legal matter referenced above regarding Red Hawk Ranch, there were no pending legal proceedings to which the Company is a party or of which any of the Company’s properties is the subject, which management anticipates would have a material adverse effect upon the Company’s consolidated financial condition and results of operations.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2005

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

Executive Summary

We are a self-administered equity real estate investment trust, or “REIT”, focused on the acquisition, development and management of multifamily apartment communities in seven metropolitan markets of the Western United States. At June 30, 2005, our portfolio had real estate assets with a book value of approximately $2.7 billion that included 84 wholly or majority-owned apartment communities, aggregating 23,826 units; two multifamily communities owned in joint ventures, comprised of 488 apartment units; and nine wholly or majority-owned apartment communities in various stages of construction and development, totaling 2,339 units.

During the second quarter of 2005, we acquired Mission Grove Park, a 432-unit apartment community, located in Riverside California. The purchase price of approximately $76,500,000 included the assumption of $35,000,000 of secured debt. At June 30, this lease-up community had physical occupancy of 64%. We expect to complete the lease-up of Mission Grove Park in the second half of the year.

On June 28, 2005, we also acquired two urban in-fill parcels in Emeryville, California, at a purchase price of approximately $13,000,000. The two parcels, totaling 4.5 acres of land, include three occupied office buildings with 150,000 square feet of rentable space, intended for a phased office-to-multifamily conversion. We intend to maintain the current office use until development plans and public entitlements are finalized. The parcels are located approximately one-quarter mile from our existing Bay Vista development site, also in Emeryville.

We currently have five communities with a total of 1,312 units under construction, for a total estimated investment of $279,000,000, and an estimated balance to complete totaling $139,000,000. Expected delivery dates for these units range from fourth quarter 2005 through third quarter 2007. All development communities are in Southern California. At June 30, 2005, we owned four parcels of land representing 1,027 units of future development, for an estimated aggregate cost of $296,000,000 upon completion. The land parcels are located in Northern and Southern California, and the Seattle, Washington metro area.

During the second quarter of 2005, we sold two apartment communities: Pinnacle Mountain View and Pinnacle Canyon View, both located in Salt Lake City, Utah. The sales prices totaled approximately $27,750,000, and $25,000,000, respectively generating net gains on sales of approximately $3,851,000 and $1,523,000, respectively.

Our year-over-year operating results reflect increased property-level same-store performance, rental and ancillary income from acquisitions completed during 2005 and 2004, and properties in the lease-up phase of development. The property acquisitions and completed development properties are considered “Non same-store communities.” Additional income from “same-store” and “non-same-store” communities was partially offset by increases to general and administrative expense, and interest expense.

Results of Operations

Comparison of the Three Months Ended June 30, 2005 and 2004

Revenues

Total revenues were $77,808,000 for the three months ended June 30, 2005, compared to $70,434,000 for the same period in 2004. The increase in total revenues was primarily generated from communities acquired, developed and stabilized after March 31, 2004, which we define as our “non-same-store” communities. During the 15 months subsequent to March 31, 2004, we acquired 1,603 units and completed the construction of 788 units. In the second quarter of 2005, on a “same-store” basis, rental and ancillary revenues increased $1,405,000, or 2.1%, primarily due to stable occupancy and increases in market rents. Monthly market rents in the “same-store” portfolio grew to $1,151 per unit from $1,103 in the second quarter of 2004.

A summary of the components of revenues for the quarters ended June 30, 2005 and 2004 follows (dollar amounts in thousands):

	Three months ended June 30, 2005		Three months ended June 30, 2004		% Change from 2004 to 2005
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Rental income	$73,742	95%	$67,260	95%	10%
Ancillary income	4,066	5%	3,174	5%	28%

Total revenues	$77,808	100%	$70,434	100%	10%

The total increase in rental and ancillary income of $7,374,000 for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004 generated from same-store and non same-store communities was as follows (dollar amounts in thousands):

2005 Increase/ (Decrease)
Same-store communities	$1,405
Non Same-store communities	5,969

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$7,374

Average physical occupancy rates for the quarters ended June 30, 2005 and 2004 were as follows:

	2005	2004
Same-store	94%	95%
Total portfolio	93%	95%

Average physical occupancy for the portfolio is calculated by dividing the total occupied units by the total units in the portfolio for the three-month period. Apartment units are generally leased to residents for rental terms that do not exceed one year.

Expenses

Real Estate Expenses

For the quarter ended June 30, 2005, real estate expenses totaled $24,658,000 as compared with $21,480,000 for the quarter ended June 30, 2004. The year-over-year increase in total real estate expenses was primarily attributable to the 3,944 “non-same-store” units referenced above.

A summary of the categories of real estate expenses for the three months ended June 30, 2005 and 2004 follows (dollar amounts in thousands):

	Three months ended June 30, 2005		Three months ended June 30, 2004		% Change from 2004 to 2005
	Expense	% of Total Revenues	Expense	% of Total Revenues
Same-store	$21,128	27%	$20,302	29%	4%
Non same-store	3,530	5%	1,178	2%	200%

Total real estate expenses	$24,658	32%	$21,480	31%	15%

Provision for Depreciation

The provision for depreciation increased to $18,035,000 for the quarter ended June 30, 2005, from $14,223,000 for the same period in 2004, excluding depreciation on discontinued operations. The $3,812,000 increase in 2005 resulted from higher depreciable bases on new property acquisitions and development properties completed, combined with $1,300,000 in additional depreciation on our Red Hawk Ranch Apartment Community. See Part II, Item 1 “Legal Proceedings.”

Interest Expense

Interest expense was $18,378,000 (net of interest capitalized to the cost of apartment communities under development of $2,887,000) for the quarter ended June 30, 2005, an increase of $1,787,000 or 11% from the comparable period in 2004. Interest expense was $16,591,000 for the same period in 2004 and was net of $1,504,000 of interest capitalized to the cost of apartment communities under construction. The increase in interest expense was primarily due to the issuance of $100,000,000 aggregate principal amount of unsecured notes in the first quarter of 2004 and $150,000,000 aggregate principal amount of unsecured notes in the second quarter of 2005, as well as a rising short-term interest rate environment.

General and Administrative

General and administrative costs totaled $4,048,000, or approximately 5.2% of total revenues, for the first quarter of 2005 compared to $3,088,000, or approximately 4.4% of total revenues, for the three months ended June 30, 2004. The increase in 2005 is primarily due to changes in the long term incentive compensation plan, increased professional fees and additional staffing expense.

Minority Interests in Income

Minority interests in income totaled $915,000 and $613,000 for the three months ended June 30, 2005 and 2004, respectively. Minority interests and consequently, minority interests in income, primarily increased as a result of the consolidation of a variable interest entity under the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. See “NOTE C – CONSOLIDATION OF VARIABLE INTEREST ENTITIES”.

Other Expenses

Other expenses totaled $281,000 and $515,000 for the three months ended June 30, 2005 and 2004, respectively, and represent litigation and consulting costs incurred in connection with the construction defect litigation we are pursuing against the builder of our Red Hawk Ranch Community, located in Fremont, California and various subcontractors. See Part II, Item 1 “Legal Proceedings.”

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock for the second quarter of 2005 represent the dividends on our 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. Dividends attributable to preferred stock for the second quarter of 2004 represent the dividends on our 8.08% Series B and 6.75% Series C Redeemable Preferred Stock. On December 9, 2004, we closed the offering of 3,000,000 shares of 6.75% Series D Cumulative Redeemable Preferred Stock. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

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

During the second quarter of 2005, we sold Pinnacle Mountain View, with 324 units, and Pinnacle Canyon View, with 288 units, both located in Salt Lake City, Utah. Pinnacle Mountain View was sold for approximately $27,750,000, resulting in a gain on sale of approximately $3,851,000. Pinnacle Canyon View was sold for approximately $25,000,000, resulting in a gain on sale of approximately $1,523,000. These two sales concluded a non-strategic market disposition program that was designed to exit the Salt Lake City market and reduce holdings in Phoenix, Arizona. No communities were classified as held for sale as of June 30, 2005.

During the first quarter of 2005, we sold Scottsdale Cove, an operating apartment community with a total of 316 units for a gross aggregate sales price of approximately $36,500,000, resulting in a net gain on sale of approximately $21,500,000.

During the fourth quarter of 2004, we sold three operating communities with a total of 878 units. The communities were sold for an aggregate sales price of approximately $98,600,000, resulting in a net gain on sale of approximately $19,925,000.

The net gains on sales and the combined results of operations for these six communities for each quarter presented are included in discontinued operations on the consolidated statements of income. These amounts totaled $5,877,000 and $2,021,000 for the three months ended June 30, 2005 and 2004, respectively.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended June 30, 2005 was $13,501,000, or $0.26 per diluted share, as compared with $13,217,000, or $0.26 per diluted share, for the comparable period in 2004.

Comparison of the Six Months Ended June 30, 2005 and 2004

Revenues

Total revenues were $153,277,000 for the six months ended June 30, 2005, compared to $137,682,000 for the same period in 2004. The increase in total revenues was primarily generated from communities acquired, developed and stabilized after December 31, 2003, which we define as our “non same-store” communities. These “non same-store” communities increased revenue by $13,305,000 for the six months ended June 30, 2005, compared to same period in 2004. During the 18 months subsequent to December 31, 2003, we acquired 1,603 units and completed the construction of 788 units. Our same-store portfolio produced an increase in revenues of $2,290,000, or 1.8%, year-over-year.

A summary of the components of revenues for the six months ended June 30, 2005 and 2004 follows (dollar amounts in thousands):

	Six months ended June 30, 2005		Six months ended June 30, 2004		% Change from 2004 to 2005
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Rental income	$145,981	95%	$131,523	95%	11%
Ancillary income	7,296	5%	6,159	5%	18%

Total revenues	$153,277	100%	$137,682	100%	11%

The total increase in rental and ancillary income of $15,595,000 for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 generated from same-store and non same-store communities was as follows (dollar amounts in thousands):

2005 Increase/ (Decrease)
Same-store communities	$2,290
Non Same-store communities	13,305

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$15,595

Expenses

Real Estate Expenses

Real estate expenses for multifamily properties for the six months ended June 30, 2005 increased 13% to $48,837,000 from $43,252,000 in the comparable period in 2004. The increase was primarily attributable to “non same-store” expenses, which increased $5,069,000.

A summary of the categories of real estate expense for the six months ended June 30, 2005 and 2004 follows (dollar amounts in thousands):

	Six months ended June 30, 2005		Six months ended June 30, 2004		% Change from 2004 to 2005
	Expense	% of Total Revenues	Expense	% of Total Revenues
Same-store	$40,962	27%	$40,446	29%	1%
Non same-store	7,875	5%	2,806	2%	181%

Total real estate expenses	$48,837	32%	$43,252	31%	13%

Provision for Depreciation

The provision for depreciation increased to $36,255,000 for the six months ended June 30, 2005, from $27,873,000 for the same period in 2004, excluding depreciation on discontinued operations. The $8,382,000 increase in 2005 resulted primarily from higher depreciable bases on new property acquisitions and development properties completed, combined with $1,300,000 in additional depreciation on our Red Hawk Ranch Apartment Community. See Part II, Item 1 “Legal Proceedings.”

Interest Expense

Interest expense was $36,437,000 (net of interest capitalized to the cost of apartment communities under development totaling $4,889,000) for the six months ended June 30, 2005, an increase of $4,170,000 or 13% from the comparable period in 2004. Interest expense was $32,267,000 for the same period in 2004 and was net of $3,370,000 of interest capitalized to the cost of apartment communities under construction. The increase in interest expense was primarily due to the issuance of $100,000,000 aggregate principal amount of unsecured notes in first quarter of 2004 and $150,000,000 aggregate principal amount of unsecured notes in the second quarter of 2005, as well as a rising short-term interest rate environment.

General and Administrative

General and administrative costs totaled $8,808,000, or approximately 5.7% of total revenues, for the six months ended June 30, 2005, compared to $6,398,000, or approximately 4.6% of total revenues, for the six months ended June 30, 2004. The increase in 2005 is primarily due to changes in the long term incentive compensation plan, increased professional fees and additional staffing expense.

Minority Interests in Income

Minority interests in income totaled $1,705,000 and $1,331,000 for the six months ended June 30, 2005 and 2004, respectively. Minority interests and consequently, minority interests in income, primarily increased as a result of the consolidation of a variable interest entity under the provisions of FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. See “NOTE C – CONSOLIDATION OF VARIABLE INTEREST ENTITIES”.

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

During the first six months of 2005, we sold three operating communities with a total of 928 units. The communities were sold for a gross sales price of $89,250,000, resulting in a gain on sales of approximately $26,897,000. No communities were classified as held for sale as of June 30, 2005.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock for the six months ended June 30, 2005 represent the dividends on our 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. Dividends attributable to preferred stock for the six months ended June 30, 2004 represent the dividends on our 8.50% Series A, 8.08% Series B, and 6.75% Series C

Redeemable Preferred Stock. On January 29, 2004, we redeemed all 2,150,000 outstanding shares of our 8.50% Series A Cumulative Redeemable Preferred Stock. On December 9, 2004, we closed the offering of 3,000,000 shares of 6.75% Series D Cumulative Redeemable Preferred Stock. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the six months ended June 30, 2005 was $42,356,000, or $0.82 per diluted share, as compared with $24,815,000, or $0.49 per diluted share, for the comparable period in 2004.

Liquidity and Capital Resources

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. We expect to fund these investments through a variety of sources. These sources may include cash generated from operations, temporary borrowings under our unsecured line of credit, borrowings under our secured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, borrowings under our secured line of credit, proceeds from asset sales and secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements and finance future investments for the next twelve months.

On May 12, 2005, we closed an offering of $150,000,000 of five year senior unsecured notes. The notes will mature on May 15, 2010 with a coupon rate of 4.875%. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $148,087,000.

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

During the second quarter of 2005, we decreased the borrowings on our secured credit facility with Fannie Mae (serviced by Prudential Multifamily Mortgage, Inc.) from $140,000,000 to $75,000,000. In August 2005, we amended the credit facility to reduce the number of multifamily communities securing the line from nine to four and relaxed certain collateral requirements. These four communities are held by a consolidated subsidiary of BRE. Current borrowings under the facility bear interest at variable rates with maturities from one to nine months, plus a facility fee of 0.65%. Our borrowing cost, including interest, margin and fees, averaged 3.24% for the six months ended June 30, 2005. We also have the option to convert variable-rate borrowings to fixed-rate borrowings. Subject to the terms of the facility, we have the option to increase its size to $250,000,000. Borrowings under the secured facility are limited by the value of the properties we have pledged as security. Drawings under the facility are available to fund our investment activities and for general corporate purposes, and the facility matures in 2008.

We have a revolving unsecured credit facility with a capacity of $350,000,000 that matures in April 2006, with an option to extend the term one year beyond the maturity date. The interest rate on the line of credit is currently LIBOR plus 0.70%, plus a fee of 0.20% payable on the unused portion of the credit facility. Our pricing spread above LIBOR is dependent upon our credit ratings and can range from 0.50% to 1.45%. Our average cost on the unsecured line of credit for the six months ended June 30, 2005 was 4.67%.

Borrowings under our revolving unsecured line of credit totaled $189,000,000 at June 30, 2005, compared to $187,000,000 at December 31, 2004. Drawings on the revolving unsecured line of credit are available to fund our investment activities and general corporate purposes. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

We had a total of $998,000,000 principal amount in unsecured senior notes at June 30, 2005, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
July 2005	$18,000,000	5.760%
March 2007	150,000,000	5.950%
June 2007	50,000,000	7.200%
March 2009	50,000,000	3.580%
September 2009	150,000,000	5.750%
May 2010	150,000,000	4.875%
January 2011	250,000,000	7.450%
February 2013	130,000,000	7.125%
March 2014	50,000,000	4.700%

Total / Weighted Average Interest Rate	$998,000,000	6.165%

In addition, at June 30, 2005, we had mortgage indebtedness totaling $216,429,000 principal amount at an average interest rate of 5.99%, and remaining terms of from less than one year to eight years.

As of June 30, 2005, we had total outstanding debt balances of approximately $1,478,505,000 and total outstanding consolidated shareholders’ equity and minority interests of approximately $1,104,692,000, representing a debt to total book capitalization ratio of 57%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants during the three months ended June 30, 2005 and 2004.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2005, such as scheduled debt repayments, construction funding and property acquisitions. At June 30, 2005, we had an estimated cost of approximately $139,300,000 to complete existing construction in progress, with funding estimated from 2005 through 2007. Scheduled debt repayments through December 31, 2005 total approximately $29,898,000.

During the first quarter of 2004, we filed a new shelf registration statement with the Securities and Exchange Commission under which we may issue up to $700,000,000 of securities including debt, convertible debt, common stock and preferred stock. Our recent $150,000,000 note offering and our Series D preferred stock offering totaling $75,000,000 reduced the amount available for future issuances under this registration statement to $475,000,000. Depending upon market conditions, we may issue securities under this or under future shelf registration statements. Proceeds from these issuances may be used for general corporate purposes, including investing in additional multifamily communities, funding development activities, capital expenditures, redemption of securities, increasing our working capital and repaying indebtedness. Pending the application of the net proceeds, we may invest the proceeds in investment-grade, interest-bearing securities or temporarily reduce borrowings under our revolving unsecured line of credit.

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

Stock-Based Compensation

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148). Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. We have adopted the prospective method as provided for in SFAS No. 148, under which the provisions of SFAS No. 123 will be applied prospectively to all awards granted, modified or settled after January 1, 2003. Therefore, the amounts recorded in general and administrative expense related to stock-based compensation for the quarters and six months ended June 30, 2005 and 2004 is less than that which would have been recognized if the fair value method had been applied to all option awards in prior years. Prior to 2003, we accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, which resulted in no expense recognition. Option awards under our option plan vest over periods ranging from one to five years.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Because we adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation costs for some previously granted option awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R). Currently, we use the Black-Scholes formula to estimate the value of stock options granted to employees and expect to continue to use this option valuation model upon the required adoption of SFAS No. 123(R) on January 1, 2006. We do not believe the adoption of SFAS No. 123(R) will have a material impact on our financial statements or results of operations.

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

Based on the provisions of Interpretation No. 46, we have concluded that under certain circumstances when we (i) enter into option agreements for the purchase of land or communities from an entity and pays a non-refundable deposit, or (ii) enter into arrangements for the formation of joint ventures, a VIE may be created under condition (ii) (b) or (c) of the previous paragraph. For each VIE created, we have computed expected losses and residual returns based on the probability of future cash flows as outlined in Interpretation No. 46. If we are determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE are consolidated with our financial statements.

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

(Dollar amounts in millions)

Property Name	Location	Proposed Number of Units	Costs Incurred to Date - June 30, 2005	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date[1]
Direct Investment
The Heights	Chino Hills, CA	208	$33.4	$40.2	$6.8	4Q/2005
Bridgeport Cove	Santa Clarita, CA	188	25.4	40.5	15.1	2Q/2006
Galleria at Towngate	Moreno Valley, CA	268	23.7	39.6	15.9	2Q/2006
Renaissance at Uptown Orange	Orange, CA	460	34.1	104.1	70	3Q/2007
The Stuart at Sierra Madre Villa	Pasadena, CA	188	22.7	54.2	31.5	2Q/2007

Total Construction in Progress		1,312	$139.3[2]	$278.6	$139.3

Property Name	Location	Proposed Number of Units	Costs Incurred to Date - June 30, 2005	Estimated Total Cost	Estimated Construction Start
Land under development[3]
Bay Vista Apartments	Emeryville, CA	224	$14.9	$60.4	3Q/2005
Belcarra Apartments	Bellevue, WA	320	22.7	71.4	2Q/2006
Denny Way Apartments	Seattle, WA	195	9.0	47.9	2Q/2006
5600 Wilshire	Los Angeles, CA	288	35.1	116.6	4Q/2005

Total Land Under Development		1,027	$81.7	$296.3

(1)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.

(2)	Reflects all recorded costs incurred as of June 30, 2005, recorded on our consolidated balance sheet as “Direct investments in real estate-construction in progress” and $4.1 million of costs for 32 completed units on the Heights that have been completed, reflected on our Consolidated Balance Sheet as “Direct investments in real estate-investments in rental properties”.

(3)	Land under development represents projects in various stages of predevelopment, development and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our consolidated balance sheet.

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our 2005 annual dividend on our common shares was increased to $2.00 per share, from $1.95 per share in 2004. Total dividends paid to common shareholders for the six months ended June 30, 2005 and 2004 were $50,665,000 and $48,919,000, respectively. In addition, we paid $8,936,000 and $5,386,000 in aggregate dividends on our 8.50% Series A, 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock during the six months ended June 30, 2005 and 2004, respectively.

Total distributions to minority members of our consolidated subsidiaries were $1,705,000 and $1,346,000 for the six months ended June 30, 2005 and 2004, respectively.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2004.

ITEM 4 - Controls and Procedures

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

As of June 30, 2005, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

On April 14, 1997, we purchased Red Hawk Ranch Apartments, a 453-unit operating community in Fremont, California, from an unrelated third party builder. The community now requires extensive replacement work to correct damage we believe was caused by construction defects. On March 18, 2003, we filed suit in the Alameda County Superior Court against the builder and other parties for faulty workmanship, to protect against statutes of limitation. We have conducted testing to determine the extent of the damage. Based upon the testing that has been performed to date, we have discovered that the exterior shell of each building at the community has been compromised. As a result, during third quarter 2004 we expanded the size and scope of the lawsuit.

We commenced reconstruction during the second quarter of 2005 and expect to have the community restored during the next 12 to 15 months. We are actively pursuing mediation and/or litigation against the third party builder and certain sub-contractors.

Litigation and consulting charges are reported as Other expenses on the consolidated statements of income. These charges totaled $281,000 and $515,000 for the three months ended June 30, 2005 and 2004, and $729,000 and $1,365,000 the six months ended June 30, 2005 and 2004, respectively.

Under the provisions of SFAS 144, we have performed an impairment analysis on Red Hawk Ranch Apartments using undiscounted estimated cash flows that reflect the anticipated decreased net operating income during reconstruction. No impairment charge was deemed necessary based on this analysis. The net book value of the components of the buildings that are damaged and being replaced approximate $9,400,000 and are being depreciated over the reconstruction period. During reconstruction, costs that extend the useful life of the asset, increase its value or enhance safety of the community will be capitalized. All other costs, including legal and consulting, are expensed as incurred.

While management expects that costs of remediation will approximate up to $26,000,000, and future plaintiff litigation costs may exceed $3,000,000, it is not possible to predict or determine the outcome of legal actions, nor is it reasonably possible to accurately estimate the full range of costs associated with the matter at this time.

As of June 30, 2005, other than the legal matter referenced above regarding Red Hawk Ranch, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, which we anticipate would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any securities during the three months ended June 30, 2005 that were not registered under the Securities Act.

In 2001, our Board of Directors authorized the repurchase of our common stock in an amount up to $60,000,000. The timing of repurchase activity is dependent upon the market price of our shares and other market conditions and factors. As of June 30, 2005, we had cumulatively repurchased a total of approximately $51,100,000 of common stock, representing 1,785,600 shares at an average purchase price of $28.64 per share. No shares were repurchased during the six months ended June 30, 2005. On April 21, 2005, the Board of Directors replenished the authorized share repurchase capacity to provide for repurchases of up to $60,000,000 from that date forward.

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on May 19, 2005, the Shareholders approved the three proposals noted below by the following votes:

	FOR			AGAINST	WITHHELD/ ABSTAINED
	No. of Shares	% of shares Voted for this item	% of outstanding	No. of Shares	No. of Shares
Proposal No. I Election of Directors for a one-year term:
Robert A. Fiddaman	44,324,086	97%	87%		1,345,643
L. Michael Foley	44,003,406	96%	87%		1,666,323
Roger p. Kuppinger	44,967,338	98%	89%		702,391
Matthew T. Medeiros	45,109,953	99%	89%		559,776
Constance Moore	44,962,768	98%	89%		706,961
Jeanne R. Myerson	45,120,648	99%	89%		549,081
Gregory M. Simon	44,047,012	96%	87%		1,622,717

Proposal No. II Approval of amending the Company’s current articles of incorporation to increase the total number of shares of preferred stock from 10,000,000 shares to 20,000,000 shares:

	30,691,381	67%	60%	6,681,342	8,297,006

Proposal No. III Ratification of Ernst & Young LLP as auditors for the year ended December 31, 2005:

	44,680,598	98%	88%	897,013	92,118

ITEM 5. Other Information.

None

ITEM 6. Exhibits

10.1	Second Amendment to Master Credit Facility Agreement by and between BRE-FMCF, LLC and Prudential Multifamily Mortgage Inc., dated August 1, 2005

11	Statement Re: Computation of Per Share Earnings

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.

(Registrant)

Date: August 5, 2005	/s/ Edward F. Lange, Jr.
Edward F. Lange, Jr. Executive Vice President, Chief Financial Officer and Secretary (principal financial officer)