Form 10-Q/A
period 2005-06-30
BRE PROPERTIES INC /MD/
filed 2005-08-12
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14306

BRE PROPERTIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	94-1722214
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

525 Market Street 4th Floor San Francisco, CA	94105-2712
(Address of Principal Executive Offices)	(Zip Code)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for BRE Properties, Inc. for the quarter ended June 30, 2005, originally filed with the Securities and Exchange Commission on August 5, 2005, is being amended and restated in its entirety to:

•	correct a typographical error in Item 1 of Part I. Financial Statements (Consolidated balance sheets – June 30, 2005 (unaudited));

•	correct typographical errors in Item 1 of Part I. Financial Statements (Consolidated statements of income (unaudited) – three months ended June 30, 2005);

•	correct typographical errors in Item 1 of Part I. Financial Statements (Consolidated statements of income (unaudited) – six months ended June 30, 2005);

•	correct a related typographical error in Item 2 of Part I (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of the Six Months Ended June 30, 2005 and 2004); and

•	correct a related typographical error in Exhibit 11 – Statement Re: Computation of Per Share Earnings.

In order to preserve the nature and character of the disclosures set forth on the cover page and in such Items as originally filed, this report continues to speak as of the date of the original filing, and we generally have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical period covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Quarterly Report.

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q/A

June 30, 2005

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements

BRE Properties, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,671,796	$2,538,171
Construction in progress	135,217	108,930
Less: accumulated depreciation	(315,537)	(280,498)

	2,491,476	2,366,603
Equity interests in and advances to real estate joint ventures- Investments in rental properties	10,158	10,227
Real estate held for sale, net	—	60,383
Land under development	81,735	43,204

Total real estate portfolio	2,583,369	2,480,417

Other assets	52,359	38,524

Total assets	$2,635,728	$2,518,941

Liabilities and Shareholders’ Equity

Liabilities:
Unsecured senior notes	$998,023	$848,201
Unsecured line of credit	189,000	187,000
Secured line of credit	75,000	140,000
Mortgage loans payable	216,482	203,365
Accounts payable and accrued expenses	52,296	58,053

Total liabilities	1,530,801	1,436,619

Minority interests	61,675	35,675

Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized: 10,000,000 and 10,000,000 shares with $25 liquidation preference issued and outstanding at June 30, 2005 and December 31, 2004, respectively.	100	100
Common stock, $0.01 par value, 100,000,000 shares authorized. Shares issued and outstanding: 50,837,086 and 50,418,529 at June 30, 2005 and December 31, 2004, respectively.	508	504
Additional paid-in capital	1,072,746	1,068,613
Cumulative dividends in excess of accumulated net income	(28,893)	(20,565)
Stock purchase loans to executives	(1,209)	(2,005)

Total shareholders’ equity	1,043,252	1,046,647

Total liabilities and shareholders’ equity	$2,635,728	$2,518,941

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,
	2005	2004
Revenues
Rental income	$73,742	$67,260
Ancillary income	4,066	3,174

Total revenues	77,808	70,434

Expenses
Real estate	24,658	21,480
Provision for depreciation	18,035	14,223
Interest	18,378	16,591
General and administrative	4,048	3,088
Other expenses	281	515

Total expenses	65,400	55,897

Other income	497	211
Income before minority interests, income from investments in unconsolidated entities and discontinued operations	12,905	14,748
Minority interests in income	(915)	(613)
Income from investments in unconsolidated entities	102	264

Income from continuing operations	12,092	14,399
Discontinued operations, net	503	2,021
Gain on sale of discontinued operations	5,374	—

Income from discontinued operations	5,877	2,021
Net Income	17,969	16,420
Dividends attributable to preferred stock	4,468	3,203

Net income available to common shareholders	$13,501	$13,217

Basic earnings per common share from continuing operations	$0.15	$0.22
Basic earnings per common share from discontinued operations	0.12	0.04

Basic earnings per common share	$0.27	$0.26

Diluted earnings per common share from continuing operations	$0.15	$0.22
Diluted earnings per common share from discontinued operations	0.11	0.04

Diluted earnings per common share	$0.26	$0.26

Weighted average common shares outstanding – basic	50,810	50,130

Weighted average common shares outstanding – assuming dilution	51,560	50,560

Dividends declared and paid per common share	$0.5000	$0.4875

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Six Months Ended June 30,
	2005	2004
Revenues
Rental income	$145,981	$131,523
Ancillary income	7,296	6,159

Total revenues	153,277	137,682

Expenses
Real estate	48,837	43,252
Provision for depreciation	36,255	27,873
Interest	36,437	32,267
General and administrative	8,808	6,398
Other expenses	729	1,365

Total expenses	131,066	111,155

Other income	1,701	518
Income before minority interests, income from investments in unconsolidated entities and discontinued operations	23,912	27,045
Minority interests in income	(1,705)	(1,331)
Income from investments in unconsolidated entities	247	429

Income from continuing operations	22,454	26,143
Discontinued operations, net	1,923	4,058
Gain on sale of discontinued operations	26,897	—

Income from discontinued operations	28,820	4,058
Net Income	51,274	30,201
Dividends attributable to preferred stock	8,936	5,386

Net income available to common shareholders	$42,338	$24,815

Basic earnings per common share from continuing operations	$0.27	$0.42
Basic earnings per common share from discontinued operations	0.57	0.08

Basic earnings per common share	$0.84	$0.50

Diluted earnings per common share from continuing operations	$0.26	$0.41
Diluted earnings per common share from discontinued operations	0.56	0.08

Diluted earnings per common share	$0.82	$0.49

Weighted average common shares outstanding – basic	50,695	50,095

Weighted average common shares outstanding – assuming dilution	51,440	50,530

Dividends declared and paid per common share	$1.000	$0.975

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

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the six months ended June 30, 2005 was $42,338,000, or $0.82 per diluted share, as compared with $24,815,000, or $0.49 per diluted share, for the comparable period in 2004.

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

As of June 30, 2005, we had total outstanding debt balances of approximately $1,478,505,000 and total outstanding consolidated shareholders’ equity and minority interests of approximately $1,104,927,000, representing a debt to total book capitalization ratio of 57%.

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

On August 10, 2005, we discovered that the form 10-Q, as filed on August 5, 2005 for the quarter ended June 30, 2005, contained typographical errors as noted in our Explanatory Note. We are filing this Amendment No. 1 on form 10-Q/A for the quarter ended June 30, 2005 to amend and correct these typographical errors.

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

BRE PROPERTIES, INC.

(Registrant)

Date: August 12, 2005	/s/ Edward F. Lange, Jr.
Edward F. Lange, Jr. Executive Vice President, Chief Financial Officer and Secretary (principal financial officer)