Form 10-Q
period 2005-09-30
BRE PROPERTIES INC /MD/
filed 2005-11-02
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

Number of shares of common stock outstanding as of October 31, 2005	51,194,935

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

September 30, 2005

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements

BRE Properties, Inc.

Consolidated Balance Sheets

  (Dollar amounts in thousands, except per share data)

	September 30, 2005	December 31, 2004
Assets	(unaudited )

Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,478,781	$2,538,171
Construction in progress	142,045	108,930
Less: accumulated depreciation	(312,269)	(280,498)

	2,308,557	2,366,603
Equity interests in and advances to real estate joint ventures-
Investments in rental properties	10,183	10,227
Real estate held for sale, net	195,047	60,383
Land under development	77,184	43,204

Total real estate portfolio	2,590,971	2,480,417

Other assets	55,673	38,524

Total assets	$2,646,644	$2,518,941

Liabilities and Shareholders’ Equity

Liabilities:
Unsecured senior notes	$980,000	$848,201
Unsecured line of credit	226,000	187,000
Secured line of credit	75,000	140,000
Mortgage loans payable	215,690	203,365
Accounts payable and accrued expenses	54,733	58,053

Total liabilities	1,551,423	1,436,619

Minority interests	61,675	35,675

Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized: 10,000,000 and 10,000,000 shares with $25 liquidation preference issued and outstanding at September 30, 2005 and December 31, 2004, respectively.	100	100
Common stock, $0.01 par value, 100,000,000 shares authorized. Shares issued and outstanding: 51,186,459 and 50,418,529 at September 30, 2005 and December 31, 2004, respectively.	512	504
Additional paid-in capital	1,081,366	1,068,613
Cumulative dividends in excess of accumulated net income	(47,520)	(20,565)
Stock purchase loans to executives	(912)	(2,005)

Total shareholders’ equity	1,033,546	1,046,647

Total liabilities and shareholders’ equity	$2,646,644	$2,518,941

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,
	2005	2004
Revenues
Rental income	$73,461	$63,621
Ancillary income	3,387	2,940

Total revenues	76,848	66,561

Expenses
Real estate	24,366	20,413
Provision for depreciation	18,893	15,178
Interest	19,512	16,775
General and administrative	4,045	3,091
Other expenses	759	427

Total expenses	67,575	55,884

Other income	446	591
Income before minority interests, income from investments in unconsolidated entities and discontinued operations	9,719	11,268
Minority interests in income	(915)	(576)
Income from investments in unconsolidated entities	155	218

Income from continuing operations	8,959	10,910
Discontinued operations, net	2,379	3,773

Income from discontinued operations	2,379	3,773
Net Income	11,338	14,683
Dividends attributable to preferred stock	4,468	3,203

Net income available to common shareholders	$6,870	$11,480

Basic earnings per common share from continuing operations	$0.09	$0.15
Basic earnings per common share from discontinued operations	0.04	0.08

Basic earnings per common share	$0.13	$0.23

Diluted earnings per common share from continuing operations	$0.09	$0.15
Diluted earnings per common share from discontinued operations	0.04	0.08

Diluted earnings per common share	$0.13	$0.23

Weighted average common shares outstanding – basic	51,065	50,210

Weighted average common shares outstanding – assuming dilution	51,990	50,895

Dividends declared and paid per common share	$0.5000	$0.4875

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Nine Months Ended September 30,
	2005	2004
Revenues
Rental income	$210,014	$185,606
Ancillary income	9,937	8,385

Total revenues	219,951	193,991

Expenses
Real estate	69,576	60,154
Provision for depreciation	52,722	40,706
Interest	55,949	49,042
General and administrative	12,853	9,488
Other expenses	1,488	1,792

Total expenses	192,588	161,182

Other income	2,146	1,108
Income before minority interests, income from investments in unconsolidated entities and discontinued operations	29,509	33,917
Minority interests in income	(2,620)	(1,907)
Income from investments in unconsolidated entities	402	647

Income from continuing operations	27,291	32,657
Discontinued operations, net	8,425	12,228
Gain on sale of discontinued operations	26,897	—

Income from discontinued operations	35,322	12,228
Net Income	62,613	44,885
Dividends attributable to preferred stock	13,404	8,588

Net income available to common shareholders	$49,209	$36,297

Basic earnings per common share from continuing operations	$0.27	$0.48
Basic earnings per common share from discontinued operations	0.70	0.24

Basic earnings per common share	$0.97	$0.72

Diluted earnings per common share from continuing operations	$0.27	$0.48
Diluted earnings per common share from discontinued operations	0.68	0.24

Diluted earnings per common share	$0.95	$0.72

Weighted average common shares outstanding – basic	50,830	50,130

Weighted average common shares outstanding – assuming dilution	51,640	50,650

Dividends declared and paid per common share	$1.500	$1.4625

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$62,613	$44,885
Adjustments to reconcile net income to net cash flows generated by operating activities:
Gain on sale of discontinued operations	(26,897)	—
Income from investments in unconsolidated entities	(402)	(647)
Provision for depreciation	55,963	46,859
Noncash stock based compensation expense	2,345	996
Minority interests in income	2,620	1,907
(Increase) decrease in other assets	(6,450)	19
Decrease in accounts payable and accrued expenses	(2,621)	(1,167)

Net cash flows generated by operating activities	87,171	92,852

Cash flows from investing activities:
Proceeds from sale of rental property, net	87,280	—
Purchases of operating real estate	(54,917)	(99,711)
Deposits on property under contract	(7,213)	(1,050)
Capital expenditures	(8,272)	(12,685)
Rehabilitation expenditures and other	(12,848)	(8,984)
Additions to direct investment in real estate-construction in progress	(46,660)	(33,923)
Additions to land under development	(42,214)	(37,118)
Distributions from unconsolidated entities	1,001	1,166

Net cash flows used in investing activities	(83,843)	(192,305)

Cash flows from financing activities:
Issuance of unsecured senior notes, net	148,087	99,437
Principal payments on unsecured senior notes and mortgage loans	(40,445)	(16,610)
Lines of credit:
Advances	301,000	310,000
Repayments	(327,000)	(248,000)
Fees	—	(388)
Proceeds from preferred stock offering, net	—	96,436
Redemption of preferred stock	—	(53,750)
Cash dividends paid to common shareholders	(76,163)	(73,426)
Cash dividends paid to preferred shareholders	(13,404)	(8,588)
Distributions to operating company unit holders	(1,091)	(1,418)
Distributions to other minority members	(1,529)	(503)
Redemption of minority member interest	—	(8,114)
Proceeds from exercises of stock options and other, net	11,508	4,756

Net cash flows generated by financing activities	963	99,832

Increase in cash	4,291	379

Balance at beginning of period	—	1,105

Balance at end of period	$4,291	$1,484

Supplemental disclosure of non cash activities:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$14,449	$107,633

Transfer of land under development to direct investments in real estate – construction in progress	$—	$41,870

Transfer of investment in rental properties to held for sale	$190,995	$—

Transfer of land under development to held for sale	$8,515	$—

Increase in investment in rental properties and minority interest in connection with consolidation of variable interest entity	$26,000	$—

Change in accrued development costs for construction in progress and land under development	$1,186	$325

Decrease in carrying value of debt and other assets attributed to hedging activities	($492)	($1,351)

Issuance of Minority interest units, net	$—	($1,921)

See condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2005

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

NOTE B – STOCK-BASED COMPENSATION

Effective January 1, 2003, BRE adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148). Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. BRE has adopted the prospective method as provided for in SFAS No. 148, under which the provisions of SFAS No. 123 is applied prospectively to all awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based compensation included in the determination of consolidated net income for the quarters and nine months ended September 30, 2005 and 2004 is less than that which would have been recognized if the fair value method had been applied to all option awards in prior years. Prior to 2003, BRE accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Option awards under BRE’s option plans vest over periods ranging from one to five years.

The following table illustrates the pro forma effect on consolidated net income and earnings per share of all outstanding option awards in each period.

	Three months ended September 30,
(amounts in thousands, except per share data)	2005	2004
Net income available to common shareholders, as reported	$6,870	$11,480
Add: Stock-based option expense included in reported net income	865	335
Deduct: Total stock-based option expense determined under fair value based method for all awards	(900)	(541)

Pro forma net income	$6,835	$11,274

Earnings per share:
Basic-as reported	$0.13	$0.23
Basic-pro forma	$0.13	$0.22
Diluted-as reported	$0.13	$0.23
Diluted-pro forma	$0.13	$0.22

	Nine months ended September 30,
(amounts in thousands, except per share data)	2005	2004
Net income available to common shareholders, as reported	$49,209	$36,297
Add: Stock-based option expense included in reported net income	2,345	996
Deduct: Total stock-based option expense determined under fair value based method for all awards	(2,490)	(1,724)

Pro forma net income	$49,064	$35,569

Earnings per share:
Basic-as reported	$0.97	$0.72
Basic-pro forma	$0.97	$0.71
Diluted-as reported	$0.95	$0.72
Diluted-pro forma	$0.95	$0.70

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

NOTE C – CONSOLDATION OF VARIABLE INTEREST ENTITIES

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

In August 2003, BRE entered into a land option contract to purchase 13.6 acres of land located in Anaheim, California from an unrelated third party for $30,000,000. The outside closing date for the acquisition to close is in February 2006. At September 30, 2005, the non-refundable deposits made by BRE totaled $3,000,000. The contractual relationship that provides for the future purchase of an asset is considered a variable interest as defined under Interpretation No. 46. In accordance with the provisions of Interpretation No. 46, the Company has requested the private owner of the land to provide financial statement information that relates to the entity that holds title to the land. The private owners have declined in writing to provide any key financial data. The Company has exhausted “reasonable” efforts to obtain data, and given the limited knowledge on the entity, the Company does not have enough data to determine if the entity is a VIE. As a result, the Company is not consolidating the entity.

During the first quarter of 2005, the Company entered into a 22-month lease with a put/call option arrangement with an unrelated third party of a recently developed operating community located in Chino Hills, California. The total consideration payable under the put/call option is $26,000,000. The Company made a non-refundable deposit of $4,000,000 that will remain in escrow throughout the lease term and will be applied towards the $26,000,000 purchase price, if purchased. At any time during the lease period the lessor can exercise a put option for the Company to purchase the asset. The Company is not obligated to purchase the asset if the lessor exercises the put option, but would forfeit the deposit if the community was not purchased. The

Company does not have legal title to the asset owned by the third party. Based on management’s analysis, the Company determined that this arrangement is a VIE and that the Company is the primary beneficiary. The assets, liabilities and operations of the VIE are consolidated with the Company’s financial statements. The beneficial interest holders of the VIE have no recourse to the Company’s general credit. The impact to the consolidated balance sheet of the Company as of September 30, 2005 is an increase of $26,000,000 to Direct investments in Real estate and a corresponding increase to Minority interest. The impact to the consolidated statements of income for the nine months ended September 30, 2005 was an increase in total revenues of $1,265,000, an increase in real estate expenses of $421,000, an increase in depreciation expense of $541,000 and an increase to minority interest expense of $775,000.

In addition to the deposit described above, at September 30, 2005 the Company has made non-refundable cash deposits for two purchase option agreements totaling approximately $1,450,500, which are included in other assets on the consolidated balance sheet. The aggregate purchase price of properties under option is approximately $39,530,000. The option deposits generally represent the Company’s maximum exposure to loss if it elects not to purchase the optioned property. Based on the analysis performed under Interpretation No. 46, management concluded that the Company is not the primary beneficiary of these variable interest entities as of September 30, 2005.

NOTE D – DISCONTINUED OPERATIONS

The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include operating results, depreciation expense recognized prior to the classification as held for sale, and the net gain or loss on disposal. At September 30, 2005, the Company had seven operating apartment communities classified as held for sale under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The estimated proceeds less anticipated costs to sell the assets held for sale at September 30, 2005 are greater than the carrying values as of September 30, 2005. No depreciation has been recorded on these communities since August 2005. In addition, at September 30, 2005, the Company classified a parcel of land in Bellevue, Washington as held for sale.

The operating results for these seven communities classified as held for sale have been classified as discontinued operation for the three and nine months ended September 30, 2005 and 2004. During the six months ended June 30, 2005 the Company sold three apartment communities for a gain of $26,897,000. The operating results of these three communities and the related gain on sale are also included in the discontinued operations for nine months ended September 30, 2005 and 2004. During the fourth quarter of 2004 the Company sold three communities. The operating results of these three communities are also included in the discontinued operations for the three and nine months ended September 30, 2004.

These amounts totaled $2,379,000 and $3,773,000 for the three months ended September 30, 2005 and 2004 respectively, and $35,322,000 and $12,228,000 for the nine months ended September 30, 2005 and 2004, respectively.

The following is a breakdown of the gain on sales and the combined results of operations for the properties included in discontinued operations:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
(amounts in thousands)	2005	2004	2005	2004
Rental and ancillary income	$5,184	$9,258	$18,090	$27,950
Real estate expenses	(1,990)	(3,414)	(6,424)	(9,569)
Provision for depreciation	(815)	(2,071)	(3,241)	(6,153)

Income from discontinued operations, net	$2,379	$3,773	$8,425	$12,228

Gain on sales	—	—	26,897	—

Total discontinued operations	$2,379	$3,773	$35,322	$12,228

NOTE E – EQUITY

During the nine months ended September 30, 2005, 740,196 shares of common stock were issued under the Company’s stock option plans, and 27,734 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan.

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

Litigation and consulting charges are reported as other expenses on the consolidated statements of income. These charges totaled $759,000 and $427,000 for the three months ended September 30, 2005 and 2004 respectively, and $1,488,000 and $1,792,000 the nine months ended September 30, 2005 and 2004, respectively.

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

The Company is currently a plaintiff in a class action lawsuit in regards to defective siding materials. Based on currently available information during the third quarter of 2005, the outcome of this lawsuit is uncertain. The Company does not believe that the resolution of this matter will have a material effect on the Company’s financial position, results of operations or cash flows.

As of September 30, 2005, other than the legal matters referenced above, there were no pending legal proceedings to which the Company is a party or of which any of the Company’s properties is the subject, which management anticipates would have a material adverse effect upon the Company’s consolidated financial condition and results of operations.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2005

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

Executive Summary

We are a self-administered equity real estate investment trust, or “REIT”, focused on the acquisition, development and management of multifamily apartment communities in seven metropolitan markets of the Western United States. At September 30, 2005, our portfolio had real estate assets with a net book value of approximately $2.6 billion that included 86 wholly or majority-owned apartment communities, aggregating 24,314 units; two multifamily communities owned in joint ventures, comprised of 488 apartment units; and nine wholly or majority-owned apartment communities in various stages of construction and development, totaling 2,213 units.

We currently have five communities with a total of 1,190 units under construction, for a total estimated investment of $253,000,000, and an estimated balance to complete totaling $96,000,000. Expected delivery dates for these units range from first quarter 2006 through fourth quarter 2007. All development communities are in Southern California. At September 30, 2005, we owned four parcels of land representing 1,023 units of future development, for an estimated aggregate cost of $308,000,000 upon completion. The land parcels are located in Northern and Southern California, and the Seattle, Washington metro area.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2005 and 2004

Revenues

Total revenues were $76,848,000 for the three months ended September 30, 2005, compared to $66,561,000 for the same period in 2004. The increase in total revenues was primarily generated from communities acquired, developed and stabilized after June 30, 2004, which we define as our “non-same-store” communities. These “non same-store” communities increased revenue by $7,075,000 for the three months ended September 30, 2005, compared to same period in 2004. During the 15 months subsequent to June 30, 2004, we acquired 1,603 units and completed the construction, and lease up, of 596 units. In the third quarter of 2005, on a “same-store” basis, rental and ancillary revenues increased $3,212,000, or 5%, primarily due to increases in market rents. Monthly market rents in the “same-store” portfolio for the third quarter 2005 grew 7% to $1,233 per unit from $1,157 in the third quarter of 2004.

A summary of the components of revenues for the quarters ended September 30, 2005 and 2004 follows (dollar amounts in thousands):

	Three months ended September 30, 2005		Three months ended September 30, 2004
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2004 to 2005
Rental income	$73,461	96%	$63,621	96%	15%
Ancillary income	3,387	4%	2,940	4%	15%

Total revenues	$76,848	100%	$66,561	100%	15%

The total increase in rental and ancillary income of $10,287,000 for the three months ended September 30, 2005 as compared with the three months ended September 30, 2004 generated from same-store and non same-store communities was as follows (dollar amounts in thousands):

2005 Increase
Same-store communities	$3,212
Non Same-store communities	7,075

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$10,287

Expenses

Real Estate Expenses

For the quarter ended September 30, 2005, real estate expenses totaled $24,366,000 as compared with $20,413,000 for the quarter ended September 30, 2004. The year-over-year increase in total real estate expenses was primarily attributable to the “non-same-store communities”, which increased $3,042,000 from the quarter ended September 30, 2004.

A summary of the categories of real estate expenses for the three months ended September 30, 2005 and 2004 follows (dollar amounts in thousands):

	Three months ended September 30, 2005		Three months ended September 30, 2004
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2004 to 2005
Same-store	$20,206	26%	$19,295	29%	5%
Non same-store	4,160	5%	1,118	2%	272%

Total real estate expenses	$24,366	31%	$20,413	31%	19%

Provision for Depreciation

The provision for depreciation increased to $18,893,000 for the quarter ended September 30, 2005, from $15,178,000 for the same period in 2004, excluding depreciation on discontinued operations. The $3,715,000 increase in 2005 resulted primarily from higher depreciable bases on new property acquisitions and development properties completed.

Interest Expense

Interest expense was $19,512,000 (net of interest capitalized to the cost of apartment communities under development of $3,131,000) for the quarter ended September 30, 2005, an increase of $2,737,000 or 16% from the comparable period in 2004. Interest expense was $16,775,000 for the same period in 2004 and was net of $1,253,000 of interest capitalized to the cost of apartment communities under construction. The increase in interest expense was primarily due to the issuance of $150,000,000 aggregate principal amount of unsecured notes in the second quarter of 2005, the assumption of $109,267,000 of secured debt relating to property acquisitions, and a rising short-term interest rate environment.

General and Administrative

General and administrative costs totaled $4,045,000, or approximately 5% of total revenues, for the third quarter of 2005 compared to $3,091,000, or approximately 5% of total revenues, for the three months ended September 30, 2004. The increase in 2005 is primarily due to changes in the long term incentive compensation plan, increased professional fees and additional staffing expense.

Other Expenses

Other expenses totaled $759,000 and $427,000 for the three months ended September 30, 2005 and 2004, respectively, and represent litigation and consulting costs incurred in connection with the construction defect litigation we are pursuing against the builder of our Red Hawk Ranch Community, located in Fremont, California and various subcontractors. See Part II, Item 1 “Legal Proceedings.”

Minority Interests in Income

Minority interests in income totaled $915,000 and $576,000 for the three months ended September 30, 2005 and 2004, respectively. Minority interests and consequently, minority interests in income, primarily increased as a result of the consolidation of a variable interest entity in 2005 under the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. See “NOTE C – CONSOLIDATION OF VARIABLE INTEREST ENTITIES”.

Discontinued operations

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144),” requires the results of operations for properties sold during the period or designated as held for sale at the end of the period to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposal of properties held for sale is reported as discontinued operations.

During the third quarter of 2005, there were no communities sold. At September 30, 2005, there were seven operating apartment communities classified as held for sale under the provisions of SFAS 144. The estimated proceeds less anticipated costs to sell the assets held for sale at September 30, 2005 are greater than the carrying values as of September 30, 2005. No depreciation has been recorded on these communities since August 2005.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock for the third quarter of 2005 represent the dividends on our 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. Dividends attributable to preferred stock for the third quarter of 2004 represent the dividends on our 8.08% Series B and 6.75% Series C Redeemable Preferred Stock. On December 9, 2004, we closed the offering of 3,000,000 shares of 6.75% Series D Cumulative Redeemable Preferred Stock. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended September 30, 2005 was $6,870,000, or $0.13 per diluted share, as compared with $11,480,000, or $0.23 per diluted share, for the comparable period in 2004.

Comparison of the Nine Months Ended September 30, 2005 and 2004

Revenues

Total revenues were $219,951,000 for the nine months ended September 30, 2005, compared to $193,991,000 for the same period in 2004. The increase in total revenues was primarily generated from communities acquired, developed and stabilized after January 1, 2003, which we define as our “non same-store” communities. These “non same-store” communities increased revenue by $20,746,000 for the nine months ended September 30, 2005, compared to same period in 2004. During the 21 months subsequent to January 1, 2003, we acquired 2,115 units and completed construction on 788 units. Our same-store portfolio produced an increase in revenues of $5,214,000, or 3%, year-over-year primarily due to increases in market rents. Monthly market rents in the “same-store” portfolio for the nine months ended September 30, 2005 grew 4% to $1,190 per unit from $1,139 for the nine months ended September 30, 2004.

A summary of the components of revenues for the nine months ended September 30, 2005 and 2004 follows (dollar amounts in thousands):

	Nine months ended September 30, 2005		Nine months ended September 30, 2004
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2004 to 2005
Rental income	$210,014	95%	$185,606	96%	13%
Ancillary income	9,937	5%	8,385	4%	19%

Total revenues	$219,951	100%	$193,991	100%	13%

The total increase in rental and ancillary income of $25,960,000 for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004 generated from same-store and non same-store communities was as follows (dollar amounts in thousands):

2005 Increase
Same-store communities	$5,214
Non Same-store communities	20,746

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$25,960

Expenses

Real Estate Expenses

For the nine months ended September 30, 2005, real estate expenses totaled $69,576,000 as compared with $60,154,000 for the nine months ended September 30, 2004. The year-over-year increase in total real estate expenses was primarily attributable to the “non-same-store”, which increased $8,169,000 from the same period 2004.

A summary of the categories of real estate expense for the nine months ended September 30, 2005 and 2004 follows (dollar amounts in thousands):

	Nine months ended September 30, 2005		Nine months ended September 30, 2004
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2004 to 2005
Same-store	$56,587	26%	$55,334	29%	2%
Non same-store	12,989	6%	4,820	2%	169%

Total real estate expenses	$69,576	32%	$60,154	31%	16%

Provision for Depreciation

The provision for depreciation increased to $52,722,000 for the nine months ended September 30, 2005, from $40,706,000 for the same period in 2004, excluding depreciation on discontinued operations. The $12,016,000 increase in 2005 resulted primarily from higher depreciable bases on new property acquisitions and development properties completed, combined with $2,600,000 in additional accelerated depreciation on our Red Hawk Ranch Apartment Community. See Part II, Item 1 “Legal Proceedings.”

Interest Expense

Interest expense was $55,949,000 (net of interest capitalized to the cost of apartment communities under development totaling $8,020,000) for the nine months ended September 30, 2005, an increase of $6,907,000 or 14% from the comparable period in 2004. Interest expense was $49,042,000 for the same period in 2004 and was net of $4,623,000 of interest capitalized to the cost of apartment communities under construction. The increase in interest expense was primarily due to the issuance of $100,000,000 aggregate principal amount of unsecured notes in first quarter of 2004 and $150,000,000 aggregate principal amount of unsecured notes in the second quarter of 2005, the assumption of $109,267,000 of secured debt relating to property acquisitions, as well as a rising short-term interest rate environment.

General and Administrative

General and administrative costs totaled $12,853,000, or approximately 6% of total revenues, for the nine months ended September 30, 2005, compared to $9,488,000, or approximately 5% of total revenues, for the nine months ended September 30, 2004. The increase in 2005 is primarily due to changes in the long term incentive compensation plan, increased professional fees and additional staffing expense.

Other Expenses

Other expenses totaled $1,488,000 and $1,792,000 for the nine months ended September 30, 2005 and 2004, respectively, and represent litigation and consulting costs incurred in connection with the construction defect litigation we are pursuing against the builder of our Red Hawk Ranch Community, located in Fremont, California and various subcontractors. See Part II, Item 1 “Legal Proceedings.”

Minority Interests in Income

Minority interests in income totaled $2,620,000 and $1,907,000 for the nine months ended September 30, 2005 and 2004, respectively. Minority interests and consequently, minority interests in income, primarily increased as a result of the consolidation of a variable interest entity in 2005 under the provisions of FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. See “NOTE C – CONSOLDATION OF VARIABLE INTEREST ENTITIES”.

Discontinued operations

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144),” requires the results of operations for properties sold during the period or designated as held for sale at the end of the period to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposal of properties held for sale is reported as discontinued operations.

At September 30, 2005, there were seven operating apartment communities classified as held for sale under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The estimated proceeds less anticipated costs to sell the assets held for sale at September 30, 2005 are greater than the carrying values as of September 30, 2005. No depreciation has been recorded on these communities since August 2005.

During the first nine months of 2005, we sold three operating communities with a total of 928 units. The communities were sold for a gross sales price of $89,250,000, resulting in a gain on sales of approximately $26,897,000.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock for the nine months ended September 30, 2005 represent the dividends on our 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. Dividends attributable to preferred stock for the nine months ended September 30, 2004 represent the dividends on our 8.50% Series A, 8.08% Series B, and 6.75% Series C Redeemable Preferred Stock. On January 29, 2004, we redeemed all 2,150,000 outstanding shares of our 8.50% Series A Cumulative Redeemable Preferred Stock. On December 9, 2004, we closed the offering of 3,000,000 shares of 6.75% Series D Cumulative Redeemable Preferred Stock. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the nine months ended September 30, 2005 was $49,209,000, or $0.95 per diluted share, as compared with $36,297,000, or $0.72 per diluted share, for the comparable period in 2004.

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

On May 19, 2005, we closed an offering of $150,000,000 of five year senior unsecured notes. The notes will mature on May 15, 2010 with a coupon rate of 4.875%. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $148,087,000.

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

On March 15, 2004, we closed an offering of $100,000,000 of dual-tranche Medium-Term Notes under a medium term note program initiated in 2001. The offering included $50,000,000 of five-year notes with a coupon rate of 3.58% and $50,000,000 of 10-year notes with a coupon rate of 4.70%.

Proceeds from these offerings have been used for general corporate purposes, including the repayment of debt, redemption of equity securities, funding for development activities and financing for acquisitions. Pending these uses, we initially used the proceeds from these offerings to reduce borrowings under our revolving unsecured credit facility.

During the second quarter of 2005, we decreased the borrowings on our secured credit facility with Fannie Mae (serviced by Prudential Multifamily Mortgage, Inc.) from $140,000,000 to $75,000,000. In August 2005, we amended the credit facility to reduce the number of multifamily communities securing the line from nine to four and relaxed certain collateral requirements. These four multifamily communities are held by a consolidated subsidiary of BRE. Current borrowings under the facility bear interest at variable rates with maturities from one to nine months, plus a facility fee of 0.65%. Our borrowing cost, including interest, margin and fees, averaged 3.73% for the nine months ended September 30, 2005. We also have the option to convert variable-rate borrowings to fixed-rate borrowings. Subject to the terms of the facility, we have the option to increase its size to $250,000,000. Borrowings under the secured facility are limited by the value of the properties we have pledged as security. Drawings under the facility are available to fund our investment activities and for general corporate purposes, and the facility matures in 2008.

We have a revolving unsecured credit facility with a capacity of $350,000,000 that matures in April 2006, with an option to extend the term one year beyond the maturity date. The interest rate on the line of credit is currently LIBOR plus 0.70%, plus a fee of 0.20% payable on the unused portion of the credit facility. Our pricing spread above LIBOR is dependent upon our credit ratings and can range from 0.50% to 1.45%. Our average cost on the unsecured line of credit for the nine months ended September 30, 2005 was 4.91%.

Borrowings under our revolving unsecured line of credit totaled $226,000,000 at September 30, 2005, compared to $187,000,000 at December 31, 2004. Drawings on the revolving unsecured line of credit are available to fund our investment activities and general corporate purposes. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

We had a total of $980,000,000 principal amount in unsecured senior notes at September 30, 2005, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
March 2007	150,000,000	5.950%
June 2007	50,000,000	7.200%
March 2009	50,000,000	3.580%
September 2009	150,000,000	5.750%
May 2010	150,000,000	4.875%
January 2011	250,000,000	7.450%
February 2013	130,000,000	7.125%
March 2014	50,000,000	4.700%

Total / Weighted Average Interest Rate	$980,000,000	6.172%

In addition, at September 30, 2005, we had mortgage indebtedness totaling $215,680,000 principal amount at an average interest rate of 6.01%, and remaining terms of from less than one year to eight years.

As of September 30, 2005, we had total outstanding debt balances of approximately $1,500,000,000 and total outstanding consolidated shareholders’ equity and minority interests of approximately $1,100,000,000, representing a debt to total book capitalization ratio of 58%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants during the three months ended September 30, 2005 and 2004.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2005, such as scheduled debt repayments, construction funding and property acquisitions. At September 30, 2005, we had an estimated cost of approximately $96,300,000 to complete existing construction in progress, with funding estimated from 2005 through 2007. Scheduled debt repayments through December 31, 2005 total approximately $11,083,000.

During the first quarter of 2004, we filed a shelf registration statement with the Securities and Exchange Commission under which we may issue up to $700,000,000 of securities including debt, convertible debt, common stock and preferred stock. Our recent $150,000,000 note offering and our Series D preferred stock offering totaling $75,000,000 reduced the amount available for future issuances under this registration statement to $475,000,000. Depending upon market conditions, we may issue securities under this or under future shelf registration statements. Proceeds from these issuances may be used for general corporate purposes, including investing in additional multifamily communities, funding development activities, capital expenditures, redemption of securities, increasing our working capital and repaying indebtedness. Pending the application of the net proceeds, we may invest the proceeds in investment-grade, interest-bearing securities or temporarily reduce borrowings under our revolving unsecured line of credit.

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

In accordance with SFAS No. 144, our investments in real estate are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of values are based on several subjective factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimated fair value is warranted.

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

Stock-Based Compensation

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148). Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. We have adopted the prospective method as provided for in SFAS No. 148, under which the provisions of SFAS No. 123 will be applied prospectively to all awards granted, modified or settled after January 1, 2003. Therefore, the amounts recorded in general and administrative expense related to stock-based compensation for the quarters and nine months ended September 30, 2005 and 2004 is less than that which would have been recognized if the fair value method had been applied to all option awards in prior years. Prior to 2003, we accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, which resulted in no expense recognition. Option awards under our option plan vest over periods ranging from one to five years.

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

(Dollar amounts in millions)

Property Name	Location	Proposed Number of Units	Costs Incurred to Date - September 30, 2005		Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date[1]
Direct Investment
The Heights	Chino Hills, CA	208	$36.5		$40.8	$4.3	1Q/2006
Bridgeport Cove	Santa Clarita, CA	188	28.8		40.5	11.7	2Q/2006
Galleria at Towngate	Moreno Valley, CA	268	29.5		40.2	10.7	2Q/2006
Renaissance at Uptown Orange[4]	Orange, CA	338	36.1		77.4	41.3	4Q/2007
The Stuart at Sierra Madre Villa	Pasadena, CA	188	25.7		54.0	28.3	2Q/2007

Total Construction in Progress		1,190	$156.6	[2]	$252.9	$96.3

Property Name	Location	Proposed Number of Units	Costs Incurred to Date - September 30, 2005		Estimated Total Cost	Estimated Construction Start
Land under development[3]
Bay Vista Apartments	Emeryville, CA	224	$17.0		$65.0	4Q/2005
Belcarra Apartments	Bellevue, WA	320	15.0		72.5	2Q/2006
Denny Way Apartments	Seattle, WA	195	9.4		49.0	2Q/2006
5600 Wilshire	Los Angeles, CA	284	35.8		121.0	1Q/2006

Total Land Under Development		1,023	$77.2		$307.5

(1)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.

(2)	Reflects all recorded costs incurred as of September 30, 2005, recorded on our consolidated balance sheet as “direct investments in real estate-construction in progress.” Included in this amount is $14.5 million of costs for the 94 completed units on The Heights and 20 completed units on Galleria at Towngate which are reflected on our Consolidated Balance Sheet as “direct investments in real estate-investments in rental properties.”

(3)	Land under development represents projects in various stages of predevelopment, development and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our consolidated balance sheet.

(4)	Estimated units and costs for this project have been adjusted to reflect a change in development strategy. BRE intends to sell the land originally planned for phase II.

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our 2005 annual dividend on our common shares was increased to $2.00 per share, from $1.95 per share in 2004. Total dividends paid to common shareholders for the nine months ended September 30, 2005 and 2004 were $76,163,000 and $73,426,000, respectively. In addition, we paid $13,404,000 and $8,588,000 in aggregate dividends on our 8.50% Series A, 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock during the nine months ended September 30, 2005 and 2004, respectively.

Total distributions to minority members of our consolidated subsidiaries were $2,620,000 and $1,921,000 for the nine months ended September 30, 2005 and 2004, respectively.

ITEM 3—Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2004.

ITEM 4— Controls and Procedures.

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

As of September 30, 2005, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Litigation and consulting charges are reported as other expenses on the consolidated statements of income. These charges totaled $759,000 and $427,000 for the three months ended September 30, 2005 and 2004, and $1,488,000 and $1,792,000 the nine months ended September 30, 2005 and 2004, respectively.

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

The Company is currently a plaintiff in a class action lawsuit in regards to defective siding materials. Based on currently available information during the third quarter of 2005, the outcome of this lawsuit is uncertain. The Company does not believe that the resolution of this matter will have a material effect on the Company’s financial position, results of operations or cash flows.

As of September 30, 2005, other than the legal matters referenced above, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, which we anticipate would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any securities during the three months ended September 30, 2005 that were not registered under the Securities Act.

In 2001, our Board of Directors authorized the repurchase of our common stock in an amount up to $60,000,000. The timing of repurchase activity is dependent upon the market price of our shares and other market conditions and factors. As of September 30, 2005, we had cumulatively repurchased a total of approximately $51,100,000 of common stock, representing 1,785,600 shares at an average purchase price of $28.64 per share. No shares were repurchased during the nine months ended September 30, 2005. On April 21, 2005, the Board of Directors replenished the authorized share repurchase capacity to provide for repurchases of up to $60,000,000 from that date forward.

ITEM 3.	Defaults Upon Senior Securities.

None

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits.

11	Statement Re: Computation of Per Share Earnings

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.

(Registrant)

Date: November 2, 2005	/s/ Edward F. Lange, Jr.
Edward F. Lange, Jr.
Executive Vice President,
Chief Financial Officer and Secretary
(principal financial officer)