Form 10-K
period 2005-12-31
BRE PROPERTIES INC /MD/
filed 2006-03-07
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-14306

BRE PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	94-1722214
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

525 Market Street, 4th Floor

San Francisco, California 94105-2712

(Address of Principal Executive Offices) (Zip Code)

(415) 445-6530

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value 8.08% Series B Preferred Stock 6.75% Series C Preferred Stock 6.75% Series D Preferred Stock	New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes    ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

At June 30, 2005, the aggregate market value of the registrant’s shares of Common Stock par value, $.01 per share, held by non-affiliates of the registrant was approximately $2,128,000,000. At February 28, 2006 51,712,078 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders of BRE Properties, Inc. to be filed within 120 days of December 31, 2005 are incorporated by reference in Part II and Part III of this report.

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

BRE PROPERTIES, INC.

PART I

Item 1.    BUSINESS

References in this Annual Report on Form 10-K to “BRE,” “we” or “us” refer to BRE Properties, Inc., a Maryland corporation.

Corporate Profile

We are a self-administered equity real estate investment trust, or REIT, focused on the development, acquisition and management of multifamily apartment communities in seven targeted metropolitan markets of the Western United States. At December 31, 2005, our multifamily portfolio had real estate assets with a net book value of approximately $2.6 billion, which included: 85 wholly or majority owned stabilized multifamily communities, aggregating 23,954 units in California, Washington, Arizona and Colorado; two stabilized multifamily communities owned through joint venture agreements, comprised of 488 apartment units; and nine apartment communities in various stages of construction and development totaling 2,312 units. We have been a publicly traded company since our founding in 1970 and have paid 141 consecutive quarterly dividends to our shareholders since inception.

Our business touches one of the most personal aspects of our customers’ lives – the place they call home. We believe this creates not just a responsibility, but an opportunity to set ourselves apart by seeing things from our residents’ point of view and putting them first in all we do. The power of this viewpoint is that what is good for our resident is good for our company. As we build relationships with the people and communities we serve, we set ourselves apart in the marketplace and create long-term, income-producing investments for our shareholders. Our principal operating objective is to maximize the economic returns of our apartment communities so as to provide our shareholders with the greatest possible total return and value. To achieve this objective, we pursue the following primary strategies and goals:

•	Communicate a clear, results-oriented strategic direction based on the five-year plan developed by our Board of Directors and Management, that is the driver behind all key decisions;

•	Manage our business to yield a compelling combination of income and growth by achieving and maintaining high occupancy levels, dynamic pricing, and operating margin expansion through operating efficiencies and cost controls, and deploying new and recycled capital to supply-constrained markets of the Western United States;

•	Maintain balance sheet strength and maximize financial flexibility to provide continued access to attractively priced capital for strategic growth opportunities;

•	Respond openly and honestly to all investors by disclosing financial results comprehensively and efficiently, and making our business transparent to investors through our public disclosure; and

•	Create a valuable customer experience that focuses on services from residents’ point of view, and generates increased profitability from resident retention and referrals.

We believe we can best achieve our objectives by developing, acquiring and internally managing high-quality apartment communities in high-demand, supply-constrained locations in the most attractive places to live in the Western United States, specifically costal California. Our communities are generally near the business, transportation, employment and recreation centers essential to customers who value the convenience, service and flexibility of rental living. Recognizing that customers have many housing choices, we focus on developing and acquiring apartment homes with customer-defined amenities and providing professional management services, delivered by well-trained associates. We have concentrated our investment and business focus in California and other markets in the Western United States because of certain market characteristics that we find attractive, including the propensity to rent and a housing supply that currently cannot keep pace with population and employment growth. From time to time, we dispose of assets that do not meet our long-term investment criteria, recycling the capital derived from property sales into apartment communities in supply-constrained locations that offer higher long-term return opportunities.

Events During 2005

During 2005, we acquired three communities totaling 684 units for approximately $128,400,000. During the first quarter 2005, we acquired Sterling Downs, with 124 units located in Chino Hills, California, for a purchase price of $26,000,000. In the second quarter 2005 we acquired Mission Grove, with 432 units located in Riverside, California, for a purchase price of $75,800,000. In October 2005, we acquired Palm Court, with 128 units located in Los Angeles, California, for a purchase price of $26,600,000.

During 2005, we sold three communities totaling 928 units: Pinnacle Canyon View, with 288 units located in Orem, Utah; Pinnacle Mountain View, with 324 units located in the Clearfield, Utah area; and Scottsdale Cove with 316 units, located in Scottsdale, Arizona. The three communities were sold for an aggregate sales price of approximately $89,200,000, resulting in a net gain on sale of approximately $26,897,000. The sale of these communities completed our exit from the Salt Lake City market.

We continue to expand our development activities. As of December 31, 2005, we owned six sites that were under construction and three parcels of land that are going through entitlement process. The total investment on the nine sites is expected to be $600,000,000. Estimated completion dates range from first quarter 2006 to fourth quarter 2008.

On May 19, 2005, we closed an offering of $150,000,000 of five year senior unsecured notes. The notes will mature on May 15, 2010 with a coupon rate of 4.875%. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $148,087,000 and were used for general corporate purposes.

During the second quarter of 2005, we decreased the borrowings on our secured credit facility with Fannie Mae from $140,000,000 to $75,000,000. In August 2005, BRE amended the credit facility to reduce the number of multifamily communities securing the line from nine to four and modified certain geographical diversification requirements. These four multifamily communities are held by a consolidated subsidiary of BRE. Current borrowings under the facility bear interest at variable rates with maturities ranging from one to nine months, plus a facility fee of 0.65%. Borrowings under the secured credit facility totaled $75,000,000 at December 31, 2005.

Events During 2004

During 2004, we acquired six communities totaling 1,559 units for approximately $268,200,000. During first quarter 2004, we acquired four communities with an aggregate purchase price of $68,700,000: Summerwind Townhomes, with 200 units; Regency Palm Court, with 116 units; Windsor Court, with 95 units; and Tiffany Court, with 101 units, all located in Los Angeles, California. During the third and fourth quarters of 2004, we acquired two communities with a total of 423 units on contiguous parcels of land located in Redmond, Washington for an aggregate purchase price of approximately $62,400,000. Management of the two communities has been combined, so that they are now treated as one community The Trails of Redmond. In December 2004, we acquired Villa Azure Apartments, with 624 units located in Los Angeles, California, for a purchase price of $137,100,000.

During 2004, we completed three development communities: Pinnacle at Westridge, with 234 units in Valencia, California; Pinnacle at Talega Phase II, with 110 units in San Clemente, California; and Pinnacle at Fullerton, with 192 units in Fullerton, California.

During 2004, we sold three communities totaling 878 units: Pinnacle Stonecreek, with 226 units located in Phoenix Arizona; Pinnacle Reserve, with 492 units located in the Salt Lake City, Utah area; and Pinnacle Fort Union with 160 units, also located in Salt Lake City, Utah. The three communities were sold for an aggregate sales price of approximately $98,625,000, resulting in a net gain on sale of approximately $19,925,000.

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

During the first quarter of 2004, we increased the size of our secured credit facility with Fannie Mae (serviced by Prudential Multifamily Mortgage, Inc.) from $100,000,000 to $140,000,000. Borrowings under the secured credit facility totaled $140,000,000 at December 31, 2004. The credit facility was secured by nine multifamily communities, which are held by a consolidated subsidiary of BRE. The average borrowing rate was 2.3% for 2004, including the facility fee.

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

During 2003, we sold three communities totaling 1,100 units: Berkshire Court, with 250 units, located in the Portland Oregon metro area and Brookdale Glenn with 354 units, also located in Portland, Oregon; and Newport Landing, with 480 units, located in the Phoenix suburb of Glendale, Arizona. The sale of the two Portland area assets completed our exit from that market. The three communities were sold for an aggregate sales price of approximately $72,600,000, resulting in a net gain on sale of approximately $23,147,000.

On April 4, 2003, we amended and renewed our revolving unsecured credit facility through April 2006, maintaining an interest rate of LIBOR plus 0.70%, plus a facility fee of 0.20%. We also elected to reduce the borrowing capacity from $450,000,000 to $350,000,000 on the unsecured credit facility at that time.

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

Structure, Tax Status and Investment Policy

We are organized to operate so as to qualify as a real estate investment trust, or REIT, under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under the terms of the Internal Revenue Code, we generally will not be subject to Federal income tax to the extent we distribute 100% of our taxable income to our shareholders. REITs are subject to a number of complex organizational and operational requirements. If we fail to qualify as a REIT, our taxable income may be subject to income tax at regular corporate rates. See “Risk Factors—Tax Risks.”

Our long-range investment policy emphasizes the development, construction and acquisition of multifamily communities located in California and other markets in the Western United States. As circumstances warrant, certain properties may be sold and the proceeds reinvested into multifamily communities that our management believes better align with our growth objectives. Among other items, this policy is intended to enable our management to monitor developments in local real estate markets and to take an active role in managing our properties and improving their performance. The policy is subject to ongoing review by the Board of Directors and may be modified in the future to take into account changes in business or economic conditions, as circumstances warrant.

Employees

As of December 31, 2005, we had 824 employees. None of our employees are covered by collective bargaining agreements.

Company Website

To view our current and periodic reports free of charge, please go to our website at www.breproperties.com. We make these postings as soon as reasonably practicable after our filings with the SEC. Our website contains copies of our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and the charters of each of our Audit and Compensation, Nominating and Governance Committees. This information is also available in print to any shareholder who requests it by contacting us at BRE Properties, Inc., 525 Market St., 4th Floor, San Francisco, California, 94105, attention: Investor Relations. Information contained on our website is not and should not be deemed a part of this report or a part of any other report or filing with the SEC.

Investment Portfolio

See Part I, Item 2 (“Properties”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report for a description of our individual investments and certain developments during the year with respect to these investments. See Part IV, Item 15(a)2, Schedule III (financial statement schedule), for additional information about our portfolio, including locations, costs and encumbrances.

Additionally, see Part II, Item 8 and Part IV, Item 15(d) of this report for our consolidated financial statements.

Executive Officers

The following persons were executive officers of BRE as of February 25, 2006:

Name	Age at February 25, 2006	Position(s)
Constance B. Moore	50	President, Chief Executive Officer and Director
Edward F. Lange, Jr.	46	Executive Vice President, Chief Financial Officer and Secretary
Bradley P. Griggs	48	Executive Vice President, Chief Investment Officer
Deirdre A. Kuring	44	Executive Vice President, Asset Management

Ms. Moore has served as President and Chief Executive Officer since January 1, 2005. Prior to serving as the Company’s Chief Executive Officer she served as our Chief Operating Officer from July of 2002 through December 31, 2004. Ms. Moore held several executive positions with Security Capital Group & Affiliates, an international real estate operating and investment management company, from 1993 to July 2002, including Co-Chairman and Chief Operating Officer of Archstone Communities Trust, a Colorado-based multifamily real estate investment trust. Ms. Moore holds a Bachelor’s Degree in Business Administration from San Jose State University and a Master of Business Administration Degree from the University of California, Berkeley.

Mr. Lange has served as Chief Financial Officer since July 2000. Prior to joining BRE Mr. Lange served as Executive Vice President and Chief Financial Officer at Health Care REIT, Inc., an Ohio-based senior housing real estate investment trust, from 1996 to June 2000. Prior to joining Health Care REIT, Inc. Mr. Lange was a Senior Vice President of Finance and a member of the executive management team of the Mediplex Group, Inc. and affiliated companies from 1992 to 1996. Mr. Lange holds a Master of Business Administration Degree from the University of Connecticut and a Bachelor’s Degree in Urban Planning from the University of Massachusetts.

Mr. Griggs has served as Chief Investment Officer since December 2000. Prior to joining BRE Mr. Griggs served as a Senior Vice President of Development for Homestead Village, Inc., an operator of extended stay lodging properties and a subsidiary of Security Capital Group, Inc. from 1995 to December 2000. Mr. Griggs holds a Bachelor’s Degree in Architecture from the California Polytechnic State University, in San Luis Obispo, California and is a registered California Architect.

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

Item 1A. RISK FACTORS

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

Real estate investments are relatively illiquid and, therefore, tend to limit our ability to adjust our portfolio in response to changes in economic or other conditions. Additionally, the Internal Revenue Code places certain limits on the number of properties a REIT may sell without adverse tax consequences. To affect our current operating strategy, we have in the past raised, and will seek to continue to raise additional funds, both through outside financing and through the orderly disposition of assets that no longer meet our investment criteria. Depending upon interest rates, current development and acquisition opportunities and other factors, generally we will reinvest the proceeds in additional multifamily properties, although such funds may be employed in other uses. In the markets we have targeted for future acquisition of multifamily properties, there is considerable buying competition from other real estate companies, many of which may have greater resources, experience or expertise than we. In many cases, this competition for acquisition properties has resulted in an increase in property prices and a decrease in property yields. Due to the relatively low capitalization rates currently prevailing in the pricing of potential acquisitions of multifamily properties which meet our investment criteria, we cannot assure that the proceeds realized from the disposition of assets, which no longer meet our investment criteria, can be reinvested to produce economic returns comparable to those being realized from the properties disposed of, or that we will be able to acquire properties meeting our investment criteria. If we are unable to reinvest proceeds from the assets that no longer meet our investment criteria, or if properties acquired with such proceeds produce a lower rate of return than the properties disposed of, our results of operations may be materially affected. In addition, a delay in reinvestment of such proceeds may have a material adverse effect on us.

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

Our portfolio is primarily located in the San Francisco Bay Area, Los Angeles/Orange County, San Diego, Sacramento, Seattle, the Denver area and Phoenix. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other properties and alternative forms of housing. In that regard, certain of these areas have in the recent past experienced economic recessions and depressed conditions in the local real estate or rental markets. To the extent general economic or social conditions in any of these areas further deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to our shareholders and to pay amounts due on our debt could be materially adversely affected.

Our insurance coverage is limited and may not cover all losses to our properties.

We carry comprehensive liability, fire, mold, extended coverage and rental loss insurance with respect to our properties with certain policy specifications, limits and deductibles. While as of December 31, 2005, we carried flood and earthquake insurance for our properties with an aggregate annual limit of $150,000,000, subject to substantial deductibles, we cannot assure that this coverage will be available on acceptable terms or at an acceptable cost, or at all, in the future, or if obtained, that the limits of those policies will cover the full cost of repair or replacement of covered properties. In addition, there may be certain extraordinary losses (such as those resulting from civil unrest or terrorist acts) that are not generally insured (or fully insured against) or underinsured losses (such as those resulting from claims in connection with the occurrence of mold, asbestos, and lead) because they are either uninsurable or not economically insurable. Should an uninsured or underinsured loss occur to a property, we could be required to use our own funds for restoration or lose all or part of our investment in, and anticipated revenues from, the property and would continue to be obligated on any mortgage indebtedness on the property. Any such loss could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

One property, Red Hawk Ranch Apartments, a 453-unit operating community in Fremont, California, requires extensive replacement work to correct damage we believe was caused by construction defects. We estimate that the costs of remediation will approximate up to $22,000,000. We are currently pursuing litigation against the third party builder and various sub-contractors. If we are not able to recover these costs either through litigation, it would not have a material adverse effect on our results of operations.

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

The operations of BRE Property Investors LLC are limited.

Eleven of our properties are held by BRE Property Investors LLC, which is referred to in this Annual Report on Form 10-K as the operating company. We are the sole managing member of the operating company and, as of December 31, 2005, held approximately a 92% equity interest in it. Third parties as non-managing members hold the remaining equity interests in the operating company.

Under the terms of the limited liability company agreement governing the operations of the operating company, the operating company is required to maintain certain debt service coverage, debt-to-asset and other financial ratios intended to protect the members’ rights to receive distributions. In addition, with respect to the outstanding debt for two properties, the operating company is restricted from repaying its debt or taking certain other specified actions that could have adverse tax consequences for the members. Further, we, as the managing member, are restricted from taking certain other specified actions—either absolutely or without the consent of a majority in interest of the non-managing members (or of the non-managing members affected thereby)—including, but not limited to, any actions:

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

Further, under the terms of the operating company’s limited liability company agreement, the operating company must obtain the consent of a majority in interest of the non-managing members in order to:

•	dispose of two of the properties held by the operating company in a taxable sale or exchange prior to November 18, 2007, or

•	dissolve the operating company other than in certain limited circumstances specified in the operating company’s limited liability company agreement, such as a sale of all or substantially all of our assets, or any merger, consolidation or other combination by us with or into another person, or reclassification, recapitalization or change of our outstanding equity interests.

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

At December 31, 2005, we had outstanding borrowings of approximately $1.6 billion. Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, and total debt to capital, among others. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt.

Failure to hedge effectively against interest rates may adversely affect results of operations.

We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Hedging may reduce overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

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

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continues to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we can not assure you that our disclosure controls and procedures or internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, particularly material weaknesses, in internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.

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

Likewise, a portion of our consolidated assets is owned by our subsidiaries, effectively subordinating certain of our unsecured indebtedness to all existing and future liabilities, including indebtedness, trade payables, lease obligations and guarantees of our subsidiaries. The operating company has guaranteed amounts due under our unsecured credit facility with a syndicate of banks. Likewise, any other of our subsidiaries with assets or net income which, when multiplied by our effective percentage ownership interest in such subsidiary exceeds $30,000,000 or 5% of our consolidated net income, respectively, is required to guarantee the repayment of borrowings under the credit facility. The operating company and other of our subsidiaries may also, from time to time, guarantee other of our indebtedness. Therefore, our rights and rights of our creditors, including the holders of other unsecured indebtedness, to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of such subsidiary’s creditors, except to the extent that we may ourselves be a creditor with recognized claims against the subsidiary, in which case our claims would still be effectively subordinate to any security interests in or mortgages or other liens on the assets of such subsidiary and would be subordinate to any indebtedness of such subsidiary senior to that held by us.

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

Tax Risks

Risks related to our REIT status.

We believe we have operated and intend to continue operating in a manner that will allow us to qualify as a REIT for federal income tax purposes under the Internal Revenue Code. However, we cannot assure you that we have in fact operated, or will be able to continue to operate, in a manner so as to qualify, or remain qualified, as a REIT. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to shareholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer.

If we fail to qualify as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates, which would likely have a material adverse effect on us, our share price and our ability to make distributions to our shareholders and to pay amounts due on our debt. In addition, unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. This treatment would reduce funds available for investment or distribution to our shareholders because of the additional tax liability to us for the year or years involved. In addition, we would no longer be required to make distributions to our shareholders. To the extent that distributions to our shareholders would have been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain investments to pay the applicable tax. Finally, we cannot assure you that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

General

In addition to the information in this Item 2, certain information regarding our property portfolio is contained in Schedule III (financial statement schedule) under Part IV, Item 15(a) (2).

Multifamily Property Data

Our multifamily properties represent 99% of our real estate portfolio and 99% of our total revenue.

Multifamily Properties	2005	2004	2003	2002	2001
Percentage of total portfolio at cost, as of December 31	99%	100%	100%	100%	100%
Percentage of total revenues, for the year ended December 31	99%	99%	99%	99%	99%

No single multifamily property accounted for more than 10% of revenues in any of the five years ended December 31, 2005.

This table summarizes regarding about our 2005 operating multifamily properties:

Market	Number of Communities	Units	Percentage of Revenue[1]	Percentage of NOI[1]	Occupancy[2]	Market Rent[3]
Los Angeles/Orange County	28	7,509	35%	35%	95%	$1,283
San Diego	13	3,711	18%	20%	95%	$1,373
San Francisco Bay Area	10	3,488	17%	17%	93%	$1,440
Seattle	14	3,572	12%	11%	93%	$1,035
Sacramento	10	2,156	8%	8%	95%	$1,022
Phoenix	5	1,898	5%	5%	95%	$840
Denver	5	1,620	5%	4%	92%	$798

Total/Weighted Average	85	23,954	100%	100%	94%	$1,191

The following table discloses certain operating data about our consolidated multifamily units:

	December 31,
	2005	2004	2003	2002	2001
Total number of units	23,954	24,198	22,981	22,371	20,419
Portfolio occupancy[4]	94%	94%	94%	94%	94%
Average monthly rent per unit	$1,191	$1,133	$1,078	$1,114	$1,141
Total number of properties	85	85	80	81	72

[1]	Represents the aggregate revenue and net operating income (NOI) from properties in each market divided by the total revenue and net operating income of multifamily properties for the year ended December 31, 2005, and includes the results of properties acquired and developed during 2005 from the date of acquisition and completion. Excludes NOI from properties sold during 2005. Accordingly, these results do not reflect a full year of operations for properties acquired or completed in 2005.
[2]	Represents average physical occupancy for all stabilized properties for the twelve months ended December 31, 2005. The total is a weighted average by units for all communities shown.
[3]	Represents average prevailing market rent per unit for the twelve months ended December 31, 2005. The total is a weighted average by units for all communities shown.
[4]	Portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio at the end of the year. Apartment units are generally leased to residents for rental terms not exceeding one year.

The following table summarizes our “same-store” operating results. “Same-store” properties are defined as properties that have been completed, stabilized and owned by us for at least two years.

	December 31,
	2005	2004	2003	2002	2001
Number of same-store units	18,286	19,012	18,656	18,563	17,782
Same-store units % of total units	76%	79%	81%	83%	87%
Same-store revenue increase (decrease)	4%	0%	(4%)	(3%)	6%
Same-store expense increase (decrease)	2%	3%	2%	2%	3%
Same-store NOI (decrease) increase	5%	(1%)	(6%)	(5%)	7%

Our business focus is the ownership and operation of multifamily communities; we evaluate performance and allocate resources primarily based on the net operating income (“NOI”) of an individual multifamily community. We define NOI as the excess of all revenue generated by the community (primarily rental revenue) less direct real estate expenses. Accordingly, NOI does not take into account community-specific costs such as depreciation, capitalized expenditures and interest expense. NOI, including NOI from discontinued operations, totaled approximately $229,000,000, $207,000,000 and $194,000,000 for the years ended December 31, 2005, 2004, and 2003 respectively.

A reconciliation of net income available to common shareholders to NOI for the three years ended December 31 is as follows:

	Years ended December 31
	2005	2004	2003
	(amounts in thousands)
Net income available to common shareholders	$63,075	$61,427	$70,175
Interest, including discontinued operations	76,553	66,826	59,617
Provision for depreciation, including discontinued operations	74,276	64,212	53,352
Minority interests in income from consolidated subsidiaries	3,535	2,509	3,196
(Gain) loss on sales of investments and rental properties	(26,897)	(19,925)	(23,147)
General and administrative	17,816	12,657	10,260
Dividends attributable to preferred stock	17,873	12,114	10,629
Redemption related preferred stock issuance costs	—	—	2,166
Other expenses	2,670	6,807	7,305

Net operating income	$228,901	$206,627	$193,553

We consider community level and portfolio-wide NOI to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core property operations prior to the allocation of any corporate-level property management overhead or general and administrative costs. This is more reflective of the operating performance of the real estate, and allows for an easier comparison of the operating performance of single assets or groups of assets. In addition, because prospective buyers of real estate have different overhead structures, with varying marginal impact to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or groups of assets.

However, because NOI excludes depreciation and does not capture the change in the value of our communities resulting from operational use and market conditions, nor the level of capital expenditures required to adequately maintain the communities (all of which have real economic effect and could materially impact our results from operations), the utility of NOI as a measure of our performance is limited. Other equity REITs may not calculate NOI consistently with our definition and, accordingly, our NOI may not be comparable to such other REITs’ NOI. Accordingly, NOI should be considered only as a supplement to net income as a measure of our performance. NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. NOI also should not be used as a supplement to or substitute for cash flow from operating activities (computed in accordance with generally accepted accounting principles in the United States “GAAP”).

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

(Dollar amounts in millions) Property Name	Location	Proposed Number of Units	Costs Incurred to Date— December 31, 2005[1]	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date[2]
Construction in Progress
The Heights	Chino Hills, CA	208	$39.5	$41.5	$2.0	1Q/2006
Galleria at Towngate	Moreno Valley, CA	268	35.0	40.9	5.9	2Q/2006
Bridgeport Cove	Santa Clarita, CA	188	32.8	41.0	8.2	3Q/2006
The Stuart at Sierra Madre Villa	Pasadena, CA	188	30.8	54.1	23.3	1Q/2007
Renaissance at Uptown Orange	Orange, CA	460	42.4	114.7	72.3	3Q/2007
Bay Vista Apartments	Emeryville, CA	224	18.5	62.9	44.4	4Q/2007

Total Construction in Progress		1,536	$199.0[1]	$355.1	$156.1

Property Name	Location	Proposed Number of Units	Costs Incurred to Date— December 31, 2005	Estimated Total Cost	Estimated Construction Start
Land under development[3]
5600 Wilshire	Los Angeles, CA	284	$37.0	$121.0	2Q/2006
Denny Way Apartments	Seattle, WA	195	9.7	49.0	3Q/2006
Belcarra Apartments	Bellevue, WA	297	15.7	72.5	3Q/2006

Total Land Under Development		776	$62.4	$242.5

[1]	Reflects all recorded costs incurred as of December 31, 2005, recorded on our consolidated balance sheet as “direct investments in real estate-construction in progress.” Included in this amount is $27.5 million of costs for the 128 completed units on The Heights and 88 completed units on Galleria at Towngate which are reflected on our Consolidated Balance Sheet as “direct investments in real estate-investments in rental properties.”.
[2]	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.
[3]	Land under development represents projects in various stages of pre-development, development, and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our consolidated balance sheet.

Insurance, Property Taxes and Income Tax Basis

We carry comprehensive liability, fire, pollution, extended coverage and rental loss insurance on our properties with certain policy specifications, limits and deductibles. In addition, at December 31, 2005, we carried flood and earthquake coverage with an annual aggregate limit of $150,000,000 (after policy deductibles ranging from 2%-5% of damages). Management believes the properties are adequately covered by such insurance.

Property taxes on portfolio properties are assessed on asset values based on the valuation method and tax rate used by the respective jurisdictions. The gross carrying value of our direct investments in operating rental properties was $2,741,378,000 as of December 31, 2005. On the same date our assets had an underlying federal income tax basis of approximately $2,469,776,000, reflecting, among other factors, the carryover of basis on tax-deferred exchanges.

Headquarters

We lease our corporate headquarters at 525 Market Street, 4th Floor, San Francisco, California, 94105-2712, from Knickerbocker Properties, Inc., a Delaware corporation. The lease covers 28,339 rentable square feet at annual per square foot rents, which were $22.00 as of December 31, 2005. The lease term ends on January 1, 2015. We also maintain regional offices in: Seattle, Washington; Irvine and San Diego, California; Phoenix, Arizona; and Denver, Colorado.

Item 3.    LEGAL PROCEEDINGS

On April 14, 1997, we purchased Red Hawk Ranch Apartments, a 453-unit operating community in Fremont, California, from an unrelated third party builder. The community now requires extensive replacement work to correct damage we believe was caused by construction defects. On March 18, 2003, we filed suit in the Alameda County Superior Court against the builder and other parties to protect against statutes of limitation. We have conducted testing to determine the extent of the damage. Based upon the testing that has been performed, we have discovered that the exterior shell of each building at the community has been compromised. As a result, during second quarter 2004 the size and scope of the lawsuit was expanded.

Litigation and consulting charges recognized during 2005 and 2004 totaled $2,670,000 and $2,727,000 respectively, and are reported as other expenses on the Consolidated Statement of Income. The charges reported include litigation costs and consulting fees incurred to date during destructive testing to determine the extent of the damage and required reconstruction.

We commenced reconstruction during the second quarter of 2005 and expect to have the community restored during the next 12 to 15 months. On January 27, 2006 we reached a settlement in connection with the Red Hawk Ranch apartment community. Under terms of the settlement, we will receive an aggregate of $17,500,000 from various defendants and the assignment of certain agreements and claims associated with three subcontractors against whom the company intends to continue litigation.

All settlement funds have been deposited to an escrow account. The settlement is contingent on a determination by the court that it constitutes a good faith settlement under California law. The hearing is scheduled for March 10, 2006 and is subject to a thirty day appeal process. In accordance with SFAS 5, “Accounting for Contingencies” a gain contingency should be recognized in the period it is received and realized. If the contingency is removed, the amount realized will be recorded as other income during that period. We expect that costs of remediation will approximate up to $22,000,000, and future plaintiff litigation costs may exceed $1,000,000.

Under the provisions of FAS 144, we have performed an impairment analysis on Red Hawk Ranch Apartments using undiscounted cash flows, which reflect the anticipated decreased net operating income during reconstruction. No impairment charge was deemed necessary based on this analysis. The net book value of the components of the buildings that are damaged and being replaced approximate $9,400,000 and are being depreciated over the reconstruction period. Additional depreciation recognized during 2005 and 2004 totaled approximately $4,298,000 and $2,600,000 respectively. During reconstruction, costs that extend the useful life of the asset, increase its value or enhance safety of the community will be capitalized. All other costs, including legal and consulting, will be expensed as incurred.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “BRE”. As of February 1, 2006, there were approximately 4,400 recordholders of BRE’s common stock and the last reported sales price on the NYSE was $51.06. The number of holders does not include shares held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder. As of February 1, 2006, there were approximately 18,900 beneficial holders of BRE’s common stock.

This table shows the high and low sales prices of our common stock reported on the NYSE Composite Tape and the dividends we paid for each common share:

	Years ended December 31,
	2005			2004
	Stock Price		Dividends Paid	Stock Price		Dividends Paid
	High	Low		High	Low
First Quarter	$40.65	$34.93	$0.5000	$34.98	$31.97	$0.4875
Second Quarter	$41.98	$34.61	$0.5000	$35.18	$29.90	$0.4875
Third Quarter	$45.35	$40.51	$0.5000	$38.76	$33.83	$0.4875
Fourth Quarter	$47.62	$39.54	$0.5000	$42.54	$38.12	$0.4875

Since 1970, when BRE was founded, we have made regular and uninterrupted quarterly distributions to shareholders. The payment of distributions by BRE is at the discretion of the Board of Directors and depends on numerous factors, including our cash flow, financial condition and capital requirements, REIT provisions of the Internal Revenue Code and other factors.

During the three months as well as the year ended December 31, 2005, there were no limited partnership units in BRE Property Investors LLC exchanged for shares of BRE common stock.

Equity Plan Compensation Information

Equity compensation plan information is incorporated by reference from our Proxy Statement, relating to our 2006 Annual Meeting of Shareholders, under the heading “Equity Compensation Plan Information,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005.

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

	2005	2004	2003	2002	2001
	(Amounts in thousands, except per share data)
Operating Results
Rental and ancillary revenues	$298,133	$260,269	$236,660	$222,347	$208,489
Revenues from discontinued operations	23,172	36,924	38,123	51,513	47,424
Partnership and other income	7,960	3,190	2,344	4,347	7,763

Total revenues	$329,265	$300,383	$277,127	$278,207	$263,676

Net income available to common shareholders	$63,075	$61,427	$70,175	$87,171	$78,971
Plus:
Net (gain) loss on sales of investments and rental properties	(26,897)	(19,925)	(23,147)	(14,929)	327
Depreciation from continuing operations	71,035	56,568	45,270	35,568	29,066
Depreciation from discontinued operations	3,241	7,644	8,082	11,967	11,262
Depreciation related to unconsolidated entities	836	1,013	1,094	1,332	1,490
Minority interest convertible into common shares	2,040	1,915	2,216	2,963	3,413

Funds from operations (FFO)[1]	$113,330	$108,642	$103,690	$124,072	$124,529

Other expenses[2]	$2,670	$6,807	$7,305	$—	$7,163
Net cash flows generated by operating activities	$126,181	$138,664	$117,820	$137,177	$133,638
Net cash flows used in investing activities	($144,967)	($255,413)	($149,188)	($209,983)	($184,776)
Net cash flows generated by financing activities	$37,329	$115,644	$31,580	$69,807	$54,768
Dividends paid to common and preferred shareholders and distributions to minority members	$123,041	$112,330	$105,829	$101,163	$95,025
Weighted average shares outstanding—basic	50,930	50,200	47,070	45,860	46,235
Dilutive effect of stock options	860	625	375	350	400

Weighted average shares outstanding—diluted (EPS)	51,790	50,825	47,445	46,210	46,635
Plus—Operating Company Units[3]	1,020	985	1,145	1,560	1,875

Weighted average shares outstanding—diluted (FFO)	52,810	51,810	48,590	47,770	48,510
Shares outstanding at end of period	51,312	50,419	49,992	45,871	45,807
Operating company units outstanding at end of period	1,020	1,019	973	1,206	1,639
Net income per share—basic	$1.24	$1.22	$1.49	$1.90	$1.71
Net income per share—assuming dilution	$1.22	$1.21	$1.48	$1.89	$1.69
Dividends paid to common shareholders	$2.00	$1.95	$1.95	$1.95	$1.86
Balance sheet information and other data
Real estate portfolio, net of depreciation	$2,639,395	$2,480,417	$2,184,947	$2,064,009	$1,824,811
Total assets	$2,704,390	$2,518,941	$2,233,264	$2,112,116	$1,883,114
Total debt	$1,560,574	$1,378,566	$1,192,329	$1,173,764	$1,008,431
Minority interest	$61,675	$35,675	$38,859	$45,147	$52,151
Shareholders’ equity	$1,026,142	$1,046,647	$956,803	$847,601	$782,186

[1]	FFO is used by industry analysts and investors as a supplemental performance measure of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts as net income or loss (computed in accordance with accounting principles generally accepted in the United States) excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated real estate assets, plus depreciation and amortization of real estate assets and adjustments for unconsolidated partnerships and joint ventures. We calculate FFO in accordance with the NAREIT definition.

We believe that FFO is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation. Because real estate values have historically risen or fallen with market conditions, management considers FFO an appropriate supplemental performance measure because it excludes historical cost depreciation, as well as gains or losses related to sales of previously depreciated property, from GAAP net income. By excluding depreciation and gains or losses on sales of real estate, management uses FFO to measure returns on its investments in real estate assets. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. Management also believes that FFO, combined with the required GAAP presentations, is useful to investors in providing more meaningful comparisons of the operating performance of a company’s real estate between periods or as compared to other companies. FFO does not represent net income or cash flows from operations as defined by GAAP and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered an alternative to net income as an indicator of a REIT’s operating performance or to cash flows as a measure of liquidity. Our FFO may not be comparable to the FFO of other REITs due to the fact that not all REITs use the NAREIT definition or apply/interpret the definition differently. For 2005, FFO included a gain on sale of a minority interest in partnership totaling $4.6M.

[2]	Other expenses for 2005 represent Red Hawk Ranch litigation and consulting costs. Other expenses for 2004 represent a CEO retirement charge of $4.1M and Red Hawk Ranch litigation and consulting costs totaling $2.7M. Other expenses for 2003 represent settlement charges and fees related to the Pinnacle at MacArthur joint venture dispute and class action application fee suit. Other expenses for 2001 represent losses from Velocity HSI, Inc., our former Internet business that was spun off on August 15, 2000.
[3]	Under SFAS 128, Earnings per Share, common share equivalents deemed to be anti-dilutive are excluded from the diluted per share calculations.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a self-administered equity real estate investment trust or REIT focused on the development, acquisition and management of multifamily apartment communities in seven metropolitan markets of the Western United States. At December 31, 2005, our portfolio had real estate assets with a net book value of approximately $2.6 billion that included 85 wholly or majority owned completed apartment communities, aggregating 23,954 units; two multifamily communities owned in joint ventures, comprised of 488 apartment units; and nine apartment communities in various stages of construction and development, totaling 2,312 units. We earn revenue and generate cash primarily by collecting monthly rent from our apartment residents.

Our 2005 operating results reflect improved operating fundamentals, as a result of increased job growth in all of our operating markets. During the year, market rents increased on average 5% supporting annual revenue growth of more than 4% in our same-store portfolio. Additionally, portfolio-wide physical occupancy averaged more than 94%, turnover was 62%, and operating expense growth was approximately 2%.

We continued a capital recycling program initiated in 2000, which is focused on concentrating our portfolio in California and Seattle, Washington. During 2005 we completed the exit from Salt Lake City and announced our intention to reduce investment levels in Denver and Phoenix. The result of the recycling program which is near completion is that 91% of our fourth quarter 2005 net operating income comes from the coastal supply constrained markets of California and Seattle, Washington.

We have continued to experience sustained growth in our Southern California markets, which comprised 55% of our real estate net operating income in 2005. Market rents in Southern California have increased 11% over the past three years while occupancy and turnover have remained stable. Management has focused its investment activities in the Southern California markets due to these market dynamics, and has acquired 1,820 units, completed the development of 536 units and commenced construction on another 1,312 units in this region during the last two years.

During 2005 market rents in the San Francisco Bay Area market stabilized and by the end of 2005 had increased 7% to $1,440 per unit, up from $1,348 in 2004. The 2005 increase in market rents was preceded by four years of declining rents, the result of weak economic conditions and job losses. Market rents in our Bay Area portfolio peaked in the third quarter of 2000 at approximately $2,000 per unit and declined sequentially to an average of $1,348 per unit by the end of 2004. While the market level rents have stabilized and improved in 2005, management does not expect market rents to fully recover in this region until there is discernable job growth. We continue to closely monitor and act upon the key operating metrics—market rent, occupancy and turnover—in each of our markets.

Our 85 wholly or majority owned apartment communities can be categorized as follows to better understand our overall results:

•	18,286 units in 65 communities were completed and stabilized for all of 2005 and 2004 (“same-store” communities);

•	2,243 units in nine communities were acquired in 2005 or 2004 and as a result did not have comparable year-over-year operating results;

•	788 units in three development communities were completed and stabilized during 2005 and 2004 and as a result did not have comparable year-over-year operating results;

•	2,184 units in seven communities are classified as held for sale at December 31, 2005; and

•	453 units in one community require significant reconstruction.

In addition to year-over-year economic operating performance, our results of operations for the three years ended December 31, 2005 were affected by income derived from acquisitions and completions of apartment communities, offset by the cost of capital associated with financing these transactions. Our book capitalization grew to $2.6 billion at December 31, 2005, from $2.0 billion at December 31, 2002, reflecting capital raised through offerings of debt, perpetual preferred stock and common stock.

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2005, 2004 and 2003

Revenues

Total revenues were $329,265,000 in 2005, $300,383,000 in 2004, and $277,127,000 in 2003, including revenues from discontinued operations. The increase in rental and ancillary income in 2005 and 2004 was primarily derived from properties acquired and developed along with an increase in market rents and stable occupancy during the past three years. “Same-store” communities in 2005 produced an increase of $10,049,000, or 4.2% as compared to 2004. “Same-store” communities in 2004 produced a modest increase of $1,084,000, as compared to 2003. A summary of revenues for the years ended December 31, 2005, 2004 and 2003 follows:

	2005 Total	% of Total Revenues	2004 Total	% of Total Revenues	2003 Total	% of Total Revenues
Rental income	$284,898,000	86%	$249,069,000	83%	$226,767,000	82%
Ancillary income	13,235,000	4%	11,200,000	4%	9,893,000	3%
Revenues from discontinued operations	23,172,000	7%	36,924,000	12%	38,123,000	14%
Partnership income	5,075,000	2%	1,558,000	—%	882,000	—%
Other income	2,885,000	1%	1,632,000	1%	1,462,000	1%

Total revenue	$329,265,000	100%	$300,383,000	100%	$277,127,000	100%

Rental and Ancillary Income

As described above, the increase in rental and ancillary revenues primarily relates to acquired and developed communities. The following table summarizes our multifamily property acquisitions, development properties completed and dispositions for the years ended December 31, 2005, 2004 and 2003 (dollar amounts are gross acquisition costs in the case of acquisitions, total delivered cost in the case of completed development communities and gross sales prices in the case of property dispositions):

	2005		2004		2003
	# of units	$	# of units	$	# of units	$
Multifamily
Property acquisitions	684	128,400,000	1,559	268,218,000	1,038	116,183,000
Development properties completed	—	—	536	107,800,000	672	97,900,000
Property dispositions	928	89,200,000	878	98,600,000	1,100	72,600,000

The property acquisitions and development properties completed, noted above, are considered “Non same-store communities” and increased rental and ancillary revenues by $27,815,000 and $22,525,000 for the years ended December 31, 2005 and 2004, respectively. In 2005, on a “same-store” basis, rental and ancillary revenues increased $10,049,000, or 4.2%, primarily due to positive market rent trends. Monthly market rents in the “same-store” portfolio grew to $1,202 per unit from $1,144, or 5%, per unit in 2004. In 2004 same store revenues were slightly positive for the first time since 2000 reflecting improved fundamentals.

	2005 Increase	2004 Increase
Same-store Communities	$10,049,000	$1,084,000
Non Same-store Communities	27,815,000	22,525,000

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$37,864,000	$23,609,000

	2005	2004	2003
Number of wholly or majority owned operating properties at December 31,	85	85	80
Average portfolio occupancy rates for operating properties	94%	94%	94%

Portfolio occupancy is calculated by dividing the total occupied units by the total units in stabilized communities in the portfolio.

Partnership and other income

Partnership and other income totaled $7,960,000; $3,190,000 and $2,334,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in 2005 from 2004 was driven by a $4,575,000 gain on the sale of our interest in an unconsolidated partnership, in addition to bankruptcy proceeds of approximately $1,028,000 from Velocity HSI, Inc., our former Internet business. The increase in 2004 from 2003 is primarily driven by gains on sales of underlying assets in an unconsolidated partnership in 2004.

Expenses

Real estate expenses

A summary of real estate expenses, excluding discontinued operations, follows:

	2005	2004	2003
Real estate expenses	$92,201,000	$81,163,000	$70,789,000
Percent of rental and ancillary income (excluding revenues from discontinued operations)	31%	31%	30%
“Same-store” expense % change	2%	3%	2%

Real estate expenses for multifamily rental properties (which include repairs and maintenance, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) increased $11,038,000, or 14%, for the year ended December 31, 2005, as compared to the prior year. The 684 units acquired in 2005, combined with 2004 acquisition and development units operating for a full year, drive the year-over-year increase. “Same-store” expenses increased $1,560,000, or 2%, in 2005 which approximates inflation and is consistent with historical levels. Real estate expenses shown in the table above exclude real estate expense from discontinued operations which totaled $8,163,000, $12,593,000 and $12,785,000 for 2005, 2004 and 2003 respectively.

Provision for depreciation

The provision for depreciation, excluding depreciation from discontinued operations, increased by $14,467,000, or 26%, for the year ended December 31, 2005 compared to 2004, and increased $11,298,000, or 25%, for the year ended December 31, 2004 compared to 2003. The increases in 2005 and 2004 resulted primarily from higher depreciable bases on new property acquisitions and development properties completed. Additionally, depreciation recorded in 2005 and 2004 includes $4,298,000 and $2,600,000 respectively in accelerated depreciation recorded on components of our Red Hawk Ranch community that requires reconstruction.

Interest expense

During the past three years, our interest expense has increased due to higher average debt balances to support our acquisition and development activities and a rising interest rate environment in 2005. During 2005 our, weighted average interest rates increased to 6.0% from 5.6% in 2004 and 2003. Interest expense, excluding interest expense from discontinued operations, for the years ended December 31, 2005, 2004 and 2003 follows:

	2005	2004	2003
Interest on unsecured senior notes	$60,356,000	$56,025,000	$52,683,000
Interest on mortgage loans payable	12,647,000	7,301,000	8,723,000
Interest on lines of credit	14,893,000	9,663,000	7,136,000

Total interest incurred	$87,896,000	$72,989,000	$68,542,000
Capitalized interest	(11,343,000)	(6,163,000)	(9,117,000)

Total interest expense	$76,553,000	$66,826,000	$59,425,000

Year-end debt balances at December 31, 2005, 2004 and 2003 follow:

	2005	2004	2003
Unsecured senior notes	$980,000,000	$848,201,000	$763,915,000
Lines of credit	376,000,000	327,000,000	296,000,000
Mortgage loans payable	204,574,000	203,365,000	132,414,000

Total debt	$1,560,574,000	$1,378,566,000	$1,192,329,000

Weighted average interest rate for all debt at end of period	6.0%	5.6%	5.6%

General and administrative expenses

General and administrative expenses for the three years ended December 31, 2005 were as follows:

	2005	2004	2003
General and administrative expenses	$17,816,000	$12,657,000	$10,260,000
As a percentage of total revenues (including revenues from discontinued operations)	5.4%	4.2%	3.7%

The increase in 2005 is primarily due to changes in the long term incentive compensation plan, increased professional fees and additional staffing expense. The increase in 2004 is primarily due to increases in compensation, costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, other professional fees and insurance costs. In addition, in 2003 we began expensing the cost associated with stock options in accordance with FAS 123. Stock based compensation expense included in general and administrative expense totaled $2,704,000, $1,470,000 and $907,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Office rent totaling $1,504,000, $1,179,000 and $1,283,000 for the years ended December 31, 2005, 2004 and 2003, respectively, is included in general and administrative expense.

Other expenses

Other expenses totaled $2,670,000 in 2005, representing the litigation and consulting costs incurred in connection with the construction defect litigation we are pursuing against the builder of our Red Hawk Ranch Community, located in Fremont, California.

Other expenses of $6,807,000 in 2004 include a CEO retirement charge of $4,080,000 and $2,727,000 for legal and consulting charges related to the Red Hawk Ranch litigation. On December 13, 2004, the board of directors determined the leadership transition between the CEO, Mr. Frank McDowell, and Ms. Constance Moore was complete. As a result, future service by Mr. McDowell as an executive consultant, as specified in his Executive Transition Employment Agreement, was no longer viewed as necessary. The board and Mr. McDowell mutually agreed to exercise the early termination without cause provision of this agreement, such that Mr. McDowell retired from BRE and the board effective January 1, 2005. The early termination resulted in a one-time charge of approximately $4,080,000 during fourth quarter 2004, rather than recognizing a monthly expense over the next two years of service by Mr. McDowell. The charge is comprised of approximately $2,050,000 in cash payments and $2,030,000 in non-cash charges related to the fair value of stock options and restricted shares that vested under the agreement.

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

Minority interests in income

Minority interests in income relate to the earnings attributable to the minority members of our consolidated subsidiaries and were $3,535,000 for the year ended December 31, 2005, up from $2,509,000 and $3,196,000 for the years ended December 31, 2004 and 2003, respectively. Minority interests and consequently, minority interests in income, primarily increased in 2005 as a result of the consolidation of a variable interest entity under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. Minority interests and consequently, minority interests in income declined in 2004 from 2003 as operating company unit holders of BRE Property Investors LLC exchanged their units for shares of BRE common stock. No operating company units were converted into common shares in 2005. Conversions of operating company units to common shares totaled 9,336 and 233,083 for the years ended December 31, 2004 and 2003, respectively.

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

During 2005, we sold the three operating communities, which we held for sale at December 31, 2004, with a total of 928 units. The communities were sold for an aggregate gross sales price of approximately $89,200,000, resulting in a net gain on sale of approximately $26,897,000. At December 31, 2005, seven operating communities were classified as held for sale under the provisions of SFAS 144. No depreciation has been recorded on these communities since September 2005.

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

The net gain on sale and the combined results of operations for these sixteen communities for each year presented are included in discontinued operations on the consolidated statements of income. These amounts totaled $38,665,000, $36,612,000 and $40,211,000 for the years 2005, 2004 and 2003, respectively.

Dividends attributable to preferred stock

Dividends attributable to preferred stock represent the dividends on our 8.50% Series A, 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. Dividend payments totaled $17,873,000, $12,114,000 and $10,629,000 for the years 2005, 2004 and 2003, respectively. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the year ended December 31, 2005 was $63,075,000, or $1.22 per diluted share, as compared with $61,427,000, or $1.21 per diluted share, for the year ended December 31, 2004 and $70,175,000, or $1.48 per diluted share for the year ended December 31, 2003.

Liquidity and Capital Resources

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. As of December 31, 2005, we had seven properties held for sale. We do not expect the sale of these properties to have a material effect on future liquidity and capital resources.

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

Borrowings under our revolving unsecured line of credit totaled $301,000,000 at December 31, 2005, compared to $187,000,000 at December 31, 2004. Drawings on the revolving unsecured line of credit are available to fund our investment activities and general corporate purposes. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

Subsequent to the end of the fourth quarter 2005, we replaced our existing credit facility with a $600,000,000 unsecured revolving line of credit with a group of 14 lenders. The new credit facility has a four-year term with a one-year extension, which is available at our sole option. Based on our current debt ratings, the line of credit is priced at LIBOR plus 57.5 basis points. Initial borrowings under the new credit facility in the amount $311,000,000 were used to repay the previous credit facility and for other general corporate purposes. Upon repayment we terminated our previous credit facility. The new credit facility will be used to fund acquisition and development activities as well as for general working capital purposes.

During the second quarter of 2005, we decreased the borrowings on our secured credit facility with Fannie Mae from $140,000,000 to $75,000,000. In August 2005, we amended the credit facility to reduce the number of multifamily communities securing the line from nine to four and modified certain geographical diversification requirements. These four multifamily communities are held by a consolidated subsidiary of the Company. Current borrowings under the facility bear interest at variable rates with maturities from one to nine months, plus a facility fee of 0.65%. Our borrowing cost, including interest, margin and fees, averaged 4.01% for 2005. Subject to the terms of the facility, we have the option to increase its size to $250,000,000. Borrowings under the secured facility are limited by the value of the properties we have pledged as security. Drawings under the facility are available to fund our investment activities and for general corporate purposes. The facility matures in 2008.

We had a total of $980,000,000 in unsecured senior notes at December 31, 2005, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
March 2007	$150,000,000	5.950%
June 2007	50,000,000	7.200%
March 2009	50,000,000	3.580%
September 2009	150,000,000	5.750%
May 2010	150,000,000	4.875%
January 2011	250,000,000	7.450%
February 2013	130,000,000	7.125%
March 2014	50,000,000	4.700%

Total/Weighted Average Interest Rate	$980,000,000	6.172%

In addition, at December 31, 2005, we had mortgage indebtedness totaling $204,574,000 at an average interest rate of 6.06%, and remaining terms of from less than one to seven years.

As of December 31, 2005, we had total outstanding debt balances of $1,560,574,000 and total outstanding shareholders’ equity and minority interests of $1,087,817,000, representing a debt to total book capitalization ratio of approximately 59%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants throughout the year ended December 31, 2005.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2005, including scheduled debt repayments, construction funding and property acquisitions. At December 31, 2005, we had an estimated cost of $156,000,000 to complete existing construction in progress, with funding estimated from 2006 through 2007.

Scheduled contractual obligations required for the next five years and thereafter are as follows:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(amounts in thousands)
Long-Term Debt Obligations	$1,560,574	$316,657	$312,397	$402,607	$528,913
Operating Lease Obligations	9,635	1,134	2,209	2,231	4,061

Total	$1,570,209	$317,791	$314,606	$404,838	$532,974

We manage joint venture investments that are recorded under the equity method of accounting with total assets of approximately $43,800,000 as of December 31, 2005. These joint ventures carry debt totaling approximately $18,800,000, none of which is guaranteed by us at December 31, 2005.

During the first quarter of 2004, we filed a new shelf registration statement with the Securities and Exchange Commission under which we may issue up to $700,000,000 of securities, including debt securities, common stock and preferred stock. Our recent $150,000,000 note offering and our Series D, preferred stock offering totaling $75,000,000 reduced the amount available for future issuances under this registration statement to $475,000,000. Depending upon market conditions, we may issue securities under this or under future registration statements. Proceeds from issuances under our existing shelf registration statement may be used for general corporate purposes, including investing in additional multifamily communities, funding development activities, capital expenditures, redemption of securities, increasing our working capital and repaying indebtedness. Pending the application of the net proceeds, we may invest the proceeds in investment-grade, interest-bearing securities or temporarily reduce borrowings under our revolving unsecured line of credit.

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

Investments in Rental Properties

Rental properties are recorded at cost, less accumulated depreciation, less an adjustment, if any, for impairment. A land value is assigned based on the purchase price if land is acquired separately, or based on market research if acquired in a merger or in an operating community acquisition. We have a development group which manages the design, development and construction of our apartment communities. Projects under development are carried at cost, including direct and indirect costs incurred to ready the assets for their intended use and which are specifically identifiable, including capitalized interest and property taxes until units are placed in service. Direct investment development projects are considered placed in service as certificates of occupancy are issued and the units become ready for occupancy. Depreciation begins as units are placed in service. Land acquired for development is capitalized and reported as “Land under development” until the development plan for the land is formalized. Once the development plan is determined and construction contracts are signed, the costs are transferred to the balance sheet line item “Construction in progress.” Interest is capitalized on the construction in progress at a rate equal to our weighted average cost of debt. The capitalization of interest ends when the assets are readied for their intended use. Costs of replacements, such as appliances, carpets and drapes, are expensed. Improvements and betterments that increase the value of the property or extend its useful life are capitalized.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which generally range from 35 to 40 years for buildings and three to ten years for other property. The determination as to whether expenditures should be capitalized or expensed, and the period over which depreciation is recognized, requires management’s judgment.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our investments in real estate are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of estimated fair value is based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimated fair value is warranted. There were no assets for which an adjustment for impairment in value was made in 2005, 2004 or 2003.

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

Stock-Based Compensation

Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure” (SFAS 148). We have adopted the prospective method as provided for in SFAS 148, under which the provisions of SFAS 123 are applied prospectively to all awards granted, modified or settled after January 1, 2003. Prior to 2003, we accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, which resulted in no expense recognition. Under SFAS 123, we include in general and administrative expense a charge based on the grant date fair value of options vesting in the current period. The change in accounting method did not have a material impact on our consolidated financial statements. The options are valued using the Black-Scholes option-pricing model.

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

Impact of Inflation

Approximately 99% of our total revenues for 2005 were derived from apartment properties. Due to the short-term nature of most apartment unit leases (typically one year or less), we may seek to adjust rents to mitigate the impact of inflation upon renewal of existing leases or commencement of new leases, although we cannot assure that we will be able to adjust rents in response to inflation. In addition, market rates may also fluctuate due to short-term leases and other permitted and non-permitted lease terminations.

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. The payment of distributions by BRE is at the discretion of the Board of Directors and depends on numerous factors, including our cash flow, financial condition and capital requirements, REIT provisions of the Internal Revenue Code and other factors. Cash dividends per common share were $2.00 in 2005 and $1.95 in 2004 and 2003. Total cash dividends paid to common shareholders for the three years ended December 31, 2005, 2004 and 2003 were $101,744,000, $98,015,000, and $91,994,000, respectively. In 2005, 2004 and 2003, respectively, $17,873,000, $11,791,000 and $10,629,000 in dividends were paid to preferred shareholders.

Distributions to minority members and operating company unit holders were $3,423,000 in 2005, $2,524,000 in 2004, and $3,206,000 in 2003.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any direct foreign exchange or other significant market risk.

Our exposure to market risk for changes in interest rates relates primarily to our lines of credit. We primarily enter into fixed and variable rate debt obligations to support general corporate purposes, including acquisitions and development, capital expenditures and working capital needs. We continuously evaluate our level of variable rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment. During 2004 we utilized four interest rate swap agreements to attain a floating rate of interest on a portion of our fixed rate debt. The objective of the agreements was to lower our overall borrowing costs. The swaps hedged the fair market value of a portion of our debt. We do not use derivatives for trading or speculative purposes. The hedges were perfectly effective and, therefore, changes in the derivative fair value and the change in fair value of the hedged items during the hedging period exactly offset with no valuation impact on our earnings. The notional amount of the interest rate swaps and their termination dates matched the principal amounts and maturities of the hedged fixed rate debt balances. As of December 31, 2005 there are no rate swap contracts outstanding.

The fair values of our financial instruments (including such items in the financial statement captions as cash, other assets, accounts payable and accrued expenses, and lines of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of our mortgage loans and unsecured senior notes is approximately $1,226,219,000 at December 31, 2005, as compared with a carrying value of $1,184,574,000 at that date.

We had $399,290,000 and $399,803,000 in variable rate debt outstanding at December 31, 2005 and 2004, respectively. A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $1,900,000 and $1,100,000 on our earnings and cash flows based on these period-end debt levels and our average variable interest rates for the twelve months ended December 31, 2005 and 2004, respectively. We cannot predict the effect of adverse changes in interest rates on our variable rate debt and, therefore, our exposure to market risk, nor can we assure that fixed rate, long-term debt will be available to us at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

As of December 31, 2005, the end of the quarter and fiscal year covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company on the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, using the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

of BRE Properties, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BRE Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BRE Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that BRE Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion BRE Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BRE Properties, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years ended December 31, 2005 and our report dated February 24, 2006 express an unqualified opinion thereon.

San Francisco, California

February 24, 2006

Item 9B. Other Information

Pursuant to Section 303A.12 (a) of the New York Stock Exchange’s Corporate Governance Standards, the Chief Executive officer certifies that she is not aware of any violation by the company of NYSE corporate governance listing standards.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Identification of Directors. The information required by this Item is incorporated herein by reference to our Proxy Statement relating to our 2006 Annual Meeting of Shareholders, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005. A summary of the directors and their principal business for the last five years follows:

L. Michael Foley	Mr. Foley is Chairman of the Board of BRE. Mr. Foley has served as a director of BRE since 1994. He has been Principal, L. Michael Foley and Associates, real estate and corporate consulting, since 1996 and was a director and Executive Committee member of Western Property Trust, from 1999 to 2000. He held several executive positions with Coldwell Banker Corporation, a subsidiary of Sears, and its development, brokerage and lending affiliates, from 1983 to 1996. Mr. Foley is 67 years old.

William E. Borsari	Mr. Borsari has served as a director of BRE or its predecessor since 1992. He is currently self-employed, and a private investor. He was the former Chairman or President, The Walters Management Company, a real estate asset management company, for more than five years. Mr. Borsari is 66 years old.

Robert A. Fiddaman	Mr. Fiddaman has served as a director of BRE since 1998. He is currently self-employed, and a private investor. He was the former board chairman of SSR Realty Advisors, a real estate investment and management firm, from 1996 to 1998. Mr. Fiddaman served as President and Chief Executive Officer of Metric Realty, a real estate investment and management company from 1993 to 1996. Mr. Fiddaman is 68 years old.

Roger P. Kuppinger	Mr. Kuppinger has served as a director of BRE or its predecessor since 1995. He has been President, The Kuppinger Company, a private financial advisor to public and private companies, since February 1994. Mr. Kuppinger is also a director for Realty Income Corporation, a California-based retail real estate investment trust. He served as Senior Vice President and Managing Director, Sutro & Co., Inc., an investment banking company, from 1969 to February 1994. Mr. Kuppinger is 65 years old.

Irving F. Lyons, III	Mr. Lyons was appointed as a Director of BRE on February 7, 2006. Mr. Lyons has served as Vice Chairman of ProLogis, a global provider of distribution facilities and services, since 2001. He was Chief Investment Officer from March 1997 to December 2004, and has held several other executive positions since joining ProLogis in 1993. Prior to joining ProLogis, he was a Managing Partner of King & Lyons, a San Francisco Bay Area industrial real estate development and management company, since its inception in 1979. Mr. Lyons is 56 years old.

Edward E. Mace	Mr. Mace has served as a director of BRE since 1998. He has been President, Vail Resorts Lodging Company and Rock Resorts International LLC (both subsidiaries of Vail Resorts, Inc.), since 2001. Previously, Mr. Mace served as President and Chief Executive Officer of Fairmont Hotels & Resorts—U.S. /Mexico division, from 2000 to 2001 and as President and Chief Executive Officer of Fairmont Hotels, from 1996 to 2000. He was the Midwest regional director of management consulting for the Real Estate Industry Group of KPMG from 1994 to 1996. Mr. Mace is 54 years old.

Christopher J. McGurk	Mr. McGurk was appointed as a Director of BRE on February 7, 2006. Mr. McGurk served as Vice Chairman and Chief Operating Officer of Metro-Goldwyn-Mayer, Inc. (MGM), a motion picture, television, home video, and theatrical production and distribution company, from 1999 to 2005. From 1996 to 1999 Mr. McGurk served in executive capacities with Universal Pictures, a division of Universal Studios Inc., most recently as President and Chief Operating Officer. Mr. McGurk is 49 years old.

Matthew T. Medeiros	Mr. Medeiros was appointed to the Board of BRE on March 11, 2005. He is President, Chief Executive Officer and Director of SonicWALL, a global Internet security company, since 2003. Previously, he was Chief Executive Officer of Philips Components, a division of Royal Philips Electronics, a consumer electronics company, since 1998. Mr. Medeiros served as Chairman of the Board, LG.Philips LCD, a liquid crystal display joint venture from 2001 to 2002. Mr. Medeiros is 49 years old.

Constance B. Moore	Ms. Moore was promoted to President and Chief Executive Officer of BRE in January of 2005. She joined BRE as a director and Chief Operating Officer in 2002. Ms. Moore previously held several executive positions with Security Capital Group & Affiliates, an international real estate operating and investment management company, from 1993 to 2002, including co-chairman and Chief Operating Officer of Archstone Communities Trust. Ms. Moore is 50 years old.

Jeanne R. Myerson	Ms. Myerson joined BRE’s Board of Directors in 2002. She has been President & Chief Executive Officer of The Swig Company, a private real estate investment firm, since 1997. Previously, she was President and Chief Executive Officer of The Bailard, Biehl & Kaiser REIT from 1993 to 1997. Ms. Myerson is 52 years old.

Gregory M. Simon	Mr. Simon has served as a director of BRE or its predecessor since 1991. He has also been self-employed as a private investor since 1991. He was Senior Vice President, H.F. Ahmanson & Co. and Home Savings of America, from 1983 to 1991. Mr. Simon is also an Officer and Director for Golden Orange Broadcasting, a privately held corporation. Mr. Simon is 64 years old.

(b)	Identification of Executive Officers. See “Executive Officers of the Registrant” in Part I of this report.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2006 Annual Meeting of Shareholders, under the headings “Executive Compensation and Other Information” and “Election of Directors—Board and Committee Meetings; Compensation of Directors,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2006 Annual Meeting of Shareholders, under the heading “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2006 Annual Meeting of Shareholders, under the headings “Certain Relationships and Related Transactions”, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement, relating to our 2006 Annual Meeting of Shareholders, under the heading “Report of the Audit Committee,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

1. Financial	Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004, and 2003

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

Dated March 6, 2006

BRE PROPERTIES, INC.

By:	/S/ CONSTANCE B. MOORE
Constance B. Moore President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CONSTANCE B. MOORE Constance B. Moore	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2006

/s/ EDWARD F. LANGE, JR. Edward F. Lange, Jr.	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 6, 2006

/s/ L. MICHAEL FOLEY L. Michael Foley	Chairman and Director	March 6, 2006

/s/ WILLIAM E. BORSARI William E. Borsari	Director	March 6, 2006

/s/ ROBERT A. FIDDAMAN Robert A. Fiddaman	Director	March 6, 2006

/s/ ROGER P. KUPPINGER Roger P. Kuppinger	Director	March 6, 2006

/s/ EDWARD E. MACE Edward E. Mace	Director	March 6, 2006

/s/ MATTHEW T. MEDEIROS Matthew T. Medeiros	Director	March 6, 2006

/s/ JEANNE R. MYERSON Jeanne R. Myerson	Director	March 6, 2006

/s/ GREGORY M. SIMON Gregory M. Simon	Director	March 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

BRE Properties, Inc.

We have audited the accompanying consolidated balance sheets of BRE Properties, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRE Properties, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BRE Properties Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006, expressed an unqualified opinion thereon.

San Francisco, California

February 24, 2006

BRE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 31,
	2005	2004
A S S E T S
Real estate portfolio
Direct investments in real estate:
Investments in rental properties	$2,530,046	$2,538,171
Construction in progress	171,423	108,930
Less: Accumulated depreciation	(330,067)	(280,498)

	2,371,402	2,366,603

Equity interests in and advances to real estate joint ventures:
Investments in rental properties	10,088	10,227
Real estate held for sale, net	195,447	60,383
Land under development	62,458	43,204

Total real estate portfolio	2,639,395	2,480,417
Other assets	64,995	38,524

Total assets	$2,704,390	$2,518,941

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Unsecured senior notes	$980,000	$848,201
Unsecured line of credit	301,000	187,000
Mortgage loans payable	204,574	203,365
Secured line of credit	75,000	140,000
Accounts payable and accrued expenses	55,999	58,053

Total liabilities	1,616,573	1,436,619

Minority interests	61,675	35,675

Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 10,000,000 shares with $25 liquidation preference; issued and outstanding at December 31, 2005 and December 31, 2004.	100	100
Common stock, $0.01 par value; 100,000,000 shares authorized at both December 31, 2005 and 2004; 51,312,097 and 50,418,529 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively.	513	504
Additional paid-in capital	1,085,683	1,068,613
Accumulated net income less than cumulative dividends	(59,234)	(20,565)
Stock purchase loans to executives	(920)	(2,005)

Total shareholders’ equity	1,026,142	1,046,647

Total liabilities and shareholders’ equity	$2,704,390	$2,518,941

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Years ended December 31,
	2005	2004	2003
Revenue
Rental income	$284,898	$249,069	$226,767
Ancillary income	13,235	11,200	9,893

Total rental revenue	298,133	260,269	236,660

Expenses
Real estate	92,201	81,163	70,789
Provision for depreciation	71,035	56,568	45,270
Interest	76,553	66,826	59,425
General and administrative	17,816	12,657	10,260
Other expenses	2,670	6,807	7,305

Total expenses	260,275	224,021	193,049

Other income	2,885	1,632	1,462
Income before gain on sales of investments, minority interests, partnership income and discontinued operations	40,743	37,880	45,073
Minority interests in income	(3,535)	(2,509)	(3,196)
Partnership income	5,075	1,558	882

Income from continuing operations	42,283	36,929	42,759
Net gain on sales of discontinued operations	26,897	19,925	23,147
Discontinued operations, net	11,768	16,687	17,064

Income from discontinued operations	38,665	36,612	40,211
Net Income	$80,948	$73,541	$82,970
Redemption related preferred stock issuance costs	—	—	2,166
Dividends attributable to preferred stock	17,873	12,114	10,629

Net income available to common shareholders	$63,075	$61,427	$70,175

Basic earnings per share from continuing operations	$0.48	$0.49	$0.64
Basic earnings per share from discontinued operations	$0.76	$0.73	$0.85

Basic earnings per share	$1.24	$1.22	$1.49

Diluted earnings per share from continuing operations	$0.47	$0.49	$0.63
Diluted earnings per share from discontinued operations	$0.75	$0.72	$0.85

Diluted earnings per share	$1.22	$1.21	$1.48

Weighted average common shares outstanding—basic	50,930	50,200	47,070
Weighted average common shares outstanding—diluted	51,790	50,825	47,445

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$80,948	$73,541	$82,970
Adjustments to reconcile net income to net cash flows generated by operating activities:
Net gain on sales of discontinued operations	(26,897)	(19,925)	(23,147)
Net gain on sales of investments	(4,575)	(872)	—
Income from unconsolidated entities	(500)	(686)	(882)
Distributions of earnings from unconsolidated entities	1,632	874	1,082
Provision for depreciation	71,035	56,568	45,270
Depreciation from discontinued operations	3,241	7,644	8,082
Noncash stock based compensation expense	2,704	2,975	963
Minority interests in income	3,535	2,509	3,196
(Increase) decrease in other assets	(3,128)	2,813	2,381
(Decrease) increase in accounts payable and accrued expenses	(1,814)	13,223	(2,095)

Net cash flows generated by operating activities	126,181	138,664	117,820

Cash flows from investing activities
Additions to furniture fixture and equipment	(4,171)	(1,732)	(1,892)
Multifamily communities purchased net of assumption of secured debt	(80,974)	(194,058)	(116,183)
Proceeds from sales of rental property, net of closing costs	87,280	96,185	71,482
Proceeds from sales of investments, net of closing costs	8,501	1,859	—
Rehabilitation expenditures and other	(19,002)	(18,088)	(10,670)
Deposits on property under contract	(8,225)	(1,713)	(757)
Capital expenditures	(13,607)	(17,971)	(10,390)
Additions to direct investment construction in progress	(71,158)	(54,276)	(60,897)
Additions to land under development	(43,611)	(70,720)	(20,729)
Distributions of capital from unconsolidated entities	—	5,101	848

Net cash flows used in investing activities	(144,967)	(255,413)	(149,188)

Cash flows from financing activities
Principal payments on mortgage loans and unsecured senior notes	(51,550)	(17,167)	(95,195)
Issuance of unsecured senior notes, net of offering costs	148,087	99,437	—
Lines of credit:
Advances	390,000	364,000	323,000
Repayments	(341,000)	(333,000)	(208,000)
Renewal fees	—	(388)	(4,011)
Repurchase of common shares	—	—	(724)
Proceeds from exercises of stock options	13,075	6,506	9,787
Proceeds from dividend reinvestment plan	1,758	1,331	—
Proceeds from common equity offering, net of issuance costs	—	—	112,338
Proceeds from preferred equity offerings, net of issuance costs	—	168,872	—
Redemption of preferred stock	—	(53,750)	—
Cash dividends paid to common shareholders	(101,744)	(98,015)	(91,994)
Cash dividends paid to preferred shareholders	(17,873)	(11,791)	(10,629)
Distributions to Operating Company unit holders	(1,927)	(1,888)	(2,215)
Distributions to other minority members	(1,497)	(636)	(991)
Redemption of minority member interest	—	(8,114)	—
Other, net	—	247	214

Net cash flows generated by financing activities	37,329	115,644	31,580

Increase (decrease) in cash	18,543	(1,105)	212
Balance at beginning of year	—	1,105	893

Balance at end of year	$18,543	$—	$1,105

Supplemental disclosure of noncash investing and financing activity
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$27,518	$107,711	$57,601

Transfer of land under development to direct investments in real estate—construction in progress	$16,845	$56,364	$6,899

Change in accrued development costs for construction in progress and land under development	$1,132	$1,354	$1,666

Change in carrying value of debt attributed to hedging activities	$503	$1,756	$1,240

Change in minority interest units	$—	$1,877	$6,277

Transfer of investment in rental properties to held for sale	$190,863	$—	$—

Transfer of land under development to held for sale	$8,515	$—	$—

Increase in investment in rental properties and minority interest in connection with consolidation of variable interest entity	$26,000	$—	$—

Assumption of mortgages through acquisition of existing assets	$35,062	$74,160	$—

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

	Years ended December 31,
	2005	2004	2003
Common stock shares
Balance at beginning of year	50,418,529	49,992,198	45,870,723
Stock options exercised, net of shares tendered	513,584	343,232	407,734
Conversion of Operating Company units to common shares	—	9,336	233,083
Shares repurchased and retired	—	—	(25,500)
Common stock offering	—	—	3,450,000
Issuance of restricted shares, net	358,156	52,780	59,268
Shares issued pursuant to dividend reinvestment plan	42,883	38,320	—
Other	(21,055)	(17,337)	(3,110)

Balance at end of year	51,312,097	50,418,529	49,992,198

Preferred stock shares
Balance at beginning of year	10,000,000	5,150,000	5,150,000
Redemption of 8.50% Series A Cumulative Redeemable	—	(2,150,000)	—
Issuance of 6.75% Series C Cumulative Redeemable	—	4,000,000	—
Issuance of 6.75% Series D Cumulative Redeemable	—	3,000,000	—

Balance at end of year	10,000,000	10,000,000	5,150,000

Common stock
Balance at beginning of year	$504	$500	$459
Common stock offering	—	—	34
Stock options exercised	5	3	4
Conversion of Operating Company units to common shares	—	—	2
Issuance of restricted and performance shares	4	1	1

Balance at end of year	$513	$504	$500

Preferred stock
Balance at beginning of year	$100	$52	$52
Redemption of 8.50% Series A Cumulative Redeemable	—	(22)	—
Issuance of 6.75% Series C Cumulative Redeemable	—	40	—
Issuance of 6.75% Series D Cumulative Redeemable	—	30	—

Balance at end of year	$100	$100	$52

Additional paid-in capital
Balance at beginning of year	$1,068,613	$943,064	$812,431
Common stock offering	—	—	112,304
Stock options and restricted shares	16,150	9,477	10,501
Conversion of Operating Company units to common shares	—	251	6,275
Shares repurchased and retired	—	—	(724)
Issuance of preferred stock	—	168,802	—
Redemption of preferred stock	—	(53,728)	—
Dividend reinvestment plan	1,758	1,331	—
Redemption related preferred stock issuance costs	—	—	2,166
Other	(838)	(584)	111

Balance at end of year	$1,085,683	$1,068,613	$943,064

Accumulated net income (less than) in excess of cumulative dividends
Balance at beginning of year	$(20,565)	$16,023	$37,842
Net income for year	80,948	73,541	82,970
Cash dividends declared to common shareholders: $2.00 per common share for the year ended December 31, 2005 and $1.95 per common share for the years ended December 31, 2004 and 2003	(101,744)	(98,015)	(91,994)
Cash dividends declared to preferred shareholders (see Note 11)	(17,873)	(12,114)	(10,629)
Redemption related preferred stock issuance costs	—	—	(2,166)

Balance at end of year	$(59,234)	$(20,565)	$16,023

Stock purchase loans to executives
Balance at beginning of year	$(2,005)	$(2,836)	$(3,183)
Additional loans granted	—	—	—
Loan maturities	1,085	831	347

Balance at end of year	$(920)	$(2,005)	$(2,836)

Total shareholders’ equity	$1,026,142	$1,046,647	$956,803

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company

BRE Properties, Inc., a Maryland corporation (“BRE” or the “Company”), was formed in 1970. BRE is a self-administered real estate investment trust (“REIT”) focused on the development, acquisition and management of multifamily apartment communities in the Western United States. At December 31, 2005, BRE’s portfolio, owned directly or through wholly or majority owned subsidiaries, consisted of 85 multifamily communities (aggregating 23,954 units), classified as direct investments in real estate-investments in rental properties on the accompanying consolidated balance sheets. Of these properties, 61 were located in California, 14 in Washington, five in Arizona, and five in Colorado. In addition, at December 31, 2005, there were nine properties under various stages of construction and development aggregating an estimated 2,312 units, including six directly owned properties with 1,536 units classified as direct investments in real estate-construction in progress and three land parcels estimated to have 776 units which are classified as land under development. BRE also holds a 35% interest in two real estate joint ventures that own two multifamily properties with a total of 488 units at December 31, 2005.

The Operating Company

In November 1997, BRE acquired 16 completed properties and eight development properties from certain entities of Trammell Crow Residential-West (the “Transaction”) pursuant to a definitive agreement (the “Contribution Agreement”). BRE paid a total of approximately $160,000,000 in cash and issued $100,000,000 in common stock based on a stock price of $26.93 per share, as provided for in the Contribution Agreement. In addition, certain entities received Operating Company Units (“OC Units”) valued at $76,000,000 in BRE Property Investors LLC (the “Operating Company”), a Delaware limited liability company and a majority owned subsidiary of BRE. The Operating Company assumed approximately $120,000,000 in debt in connection with this purchase. BRE is the sole managing member and majority owner of the Operating Company at December 31, 2005. Substantially all of the properties acquired in the Transaction are owned by the Operating Company, which was formed by BRE for the purpose of acquiring the properties in the Transaction.

The OC Units held by non-managing members are included in minority interests in the Company’s consolidated financial statements. Starting in November 1999, non-managing members of the Operating Company can exchange their units for cash in an amount equal to the market value of common stock at the time of the exchange or, at the option of the Company, common stock of BRE on a 1:1 basis. As of December 31, 2005, 2,210,488 OC Units have been exchanged for common stock. The non-managing members are entitled to priority distributions regardless of the cash flows of the Operating Company. The Operating Company is also required to maintain certain financial ratios to protect the non-managing members’ distributions. Further, the Company has restrictions from selling certain assets of the Operating Company in a taxable sale for a ten year period from the date of the Transaction. The Operating Company will continue until the earlier of conversion of all non-managing member OC Units, or September 25, 2012. The Operating Company has also guaranteed the repayment of the Company’s $350,000,000 unsecured line of credit.

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

For any unconsolidated joint venture arrangements existing as of January 1, 2004, the Company has evaluated whether such joint venture arrangements represent variable interest entities in which the Company is the primary beneficiary. The Company concluded that no VIEs existed in which it is the primary beneficiary. The Company did not enter into any new joint venture arrangements during 2005.

During the first quarter of 2005, the Company entered into a 22-month lease with a put/call option arrangement with an unrelated third party of a recently developed operating community located in Chino Hills, California. The total consideration payable under the put/call option is $26,000,000. The Company made a non-refundable deposit of $4,000,000 that will remain in escrow throughout the lease term and will be applied towards the $26,000,000 purchase price, if purchased. At any time during the lease period the lessor can exercise a put option for the Company to purchase the asset. The Company is not obligated to purchase the asset if the lessor exercises the put option, but would forfeit the deposit if the community was not purchased. The Company does not have legal title to the asset owned by the third party. Based on management’s analysis, the Company determined that this arrangement is a VIE and that the Company is the primary beneficiary. The assets, liabilities and operations of the VIE are consolidated with the Company’s financial statements. The beneficial interest holders of the VIE have no recourse to the Company’s general credit. The impact to the consolidated balance sheet of the Company as of December 31, 2005 is an increase of $26,000,000 to Direct investments in Real estate and a corresponding increase to Minority interest. The impact to the consolidated statements of income for the twelve months ended December 31, 2005 was an increase in total revenues of $1,790,000, an increase in real estate expenses of $666,000, an increase in depreciation expense of $802,000 and an increase to minority interest expense of $1,075,000.

In August 2003, BRE entered into a land option contract to purchase 13.6 acres of land located in Anaheim, California from an unrelated third party for $30,000,000. The acquisition closed on January 11, 2006. At December 31, 2005, the non-refundable deposits made by BRE totaled $3,000,000 which represents the Company’s maximum exposure to loss. The contractual relationship that provides for the future purchase of an asset is considered a variable interest as defined under Interpretation No. 46. In accordance with the provisions of Interpretation No. 46, the Company has requested the private owner of the land to provide financial statement information that relates to the entity that holds title to the land. The private owners have declined in writing to provide any key financial data. The Company has exhausted “reasonable” efforts to obtain data, and given the limited knowledge on the entity, the Company does not have enough data to determine if the entity is a VIE. As a result, the Company is not consolidating the entity.

In addition to the deposit described above, at December 31, 2005, BRE has made non-refundable cash deposits for two purchase option agreements totaling approximately $1,963,000, which are included in other assets on the consolidated balance sheet. The aggregate purchase price of properties under option is approximately $39,529,000. The option deposits generally represent the Company’s maximum exposure to loss if it elects not to purchase the optioned property. Based on analysis performed under FIN 46, the Company is not the primary beneficiary in any of the arrangements as of December 31, 2005.

BRE consolidates entities not deemed as VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company, the Operating Company and other controlled subsidiaries. At December 31, 2005, BRE owned 92% of the Operating Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, its investments in and advances to joint ventures and affiliates, its accrued liabilities, its performance-based equity compensation plans, and its qualification as a REIT. The Company bases its estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

Investments in Rental Properties

Rental properties are recorded at cost, less accumulated depreciation, less an adjustment, if any, for impairment. All properties are held for leasing activities. A land value is assigned based on the purchase price if land is acquired separately, or based on market research if acquired in a merger or in an operating community acquisition. BRE has a development group which manages the design, development and construction of its apartment communities. Projects under development are carried at cost, including direct and indirect costs incurred to ready the assets for their intended use and which are specifically identifiable, including capitalized interest and property taxes until units are placed in service. Direct investment development projects are considered placed in service as certificates of occupancy are issued and the units become ready for occupancy. Depreciation begins as units are placed in service. Land acquired for development is capitalized and reported as “Land under development” until the development plan for the land is formalized. Once the development plan is determined and construction contracts are signed, the costs are transferred to the balance sheet line item “Construction in progress.” Interest is capitalized on the Construction in progress at a rate equal to the Company’s weighted average cost of debt. The capitalization of interest ends when the assets are readied for their intended use. Costs of replacements, such as appliances, carpets and drapes, are expensed. Improvements and betterments that increase the value of the property or extend its useful life are capitalized.

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

The Company periodically evaluates its long-lived assets, including its investments in rental properties, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, the expected holding period of each asset and legal and environmental concerns. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted. There were no assets for which an adjustment for impairment in value was made in 2005, 2004 or 2003.

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

Specific components of net income that are presented as discontinued operations include the held for sale communities’ operating results, depreciation and interest expense to the extent there is a secured loan on the property. In addition, the net gain or loss on the eventual disposal of communities held for sale will be presented as income from discontinued operations when recognized. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets. Communities are presented as held for sale on the accompanying, consolidated balance sheets only in the period that they qualify for such treatment. Sales are generally recorded after title has been transferred to the buyer and after appropriate payments have been received and other criteria met.

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

Conversion of Operating Company Units

Conversions of Operating Company units are accounted for at book value, with the minority interest amount for the related converted unit being reclassified to Common stock and Additional paid-in capital.

Rental Revenue

Rental income is recorded when due from residents and recognized monthly as it is earned, under lease terms which are generally for periods of one year or less. There were no contingent rental payments or percentage rents in the three years ended December 31, 2005. Rent concessions are amortized over the lives of the related leases.

Cash

Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. The Company maintains its cash at financial institutions. The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company places its cash deposits and temporary cash investments with financial institutions believed by management to be creditworthy and of high quality. As of December 31, 2005, the Company has a positive cash balance, which is included in other assets on the 2005 consolidated balance sheet. As of December 31, 2004, the Company had a negative cash balance related to bank overdraft. This balance is included in Accounts payable and accrued expenses on the 2004 consolidated balance sheet.

Deferred Costs

Included in other assets are costs incurred in obtaining debt financing that are deferred and amortized over the terms of the respective debt agreements as interest expense. Related amortization expense is included in interest expense in the accompanying consolidated statements of income. Net deferred financing costs included in other assets in the accompanying consolidated balance sheets are $9,039,000 and $11,159,000 as of December 31, 2005 and 2004, respectively. Amortization of deferred costs totaled $3,265,000, $3,298,000 and $3,874,000 for the years ended December 31, 2005, 2004 and 2003 respectively.

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

Fair Value of Financial Instruments

The fair values of BRE’s financial instruments, including such items in the consolidated financial statement captions as other assets (which includes cash, mortgages receivable and interest rate swaps), and lines of credit, approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of the Company’s mortgage loans payable and unsecured senior notes was approximately $1,226,219,000 and $1,121,712,000 at December 31, 2005 and 2004, respectively.

Stock-based compensation

Effective January 1, 2003, BRE adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS No. 148). Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. BRE has adopted the prospective method as provided for in SFAS No. 148, under which the provisions of SFAS No. 123 is applied prospectively to all awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based compensation included in the determination of consolidated net income for the years ended December 31, 2005, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all option awards in prior years. Prior to 2003, BRE accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Option awards under BRE’s option plans vest over periods ranging from one to five years.

The following table illustrates the pro forma effect on consolidated net income and earnings per share of all outstanding option awards in each period.

	Years ended December 31
	2005	2004	2003
Net income available to common shareholders, as reported	$63,075,000	$61,427,000	$70,175,000
Add: Stock-based compensation expense included in reported net income	2,704,000	2,975,000	963,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(2,881,000)	(3,887,000)	(3,946,000)

Pro forma net income	$62,898,000	$60,515,000	$67,192,000

Earnings per share:
Basic—as reported	$1.24	$1.22	$1.49
Basic—pro forma	$1.23	$1.21	$1.43
Diluted—as reported	$1.22	$1.21	$1.48
Diluted—pro forma	$1.21	$1.19	$1.42

The fair values for options were estimated as of the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for the years ended December 31, 2005, 2004, and 2003:

	Years ended December 31
	2005	2004	2003
Risk-free interest rate	3.74%	3.22%	3.44%
Dividend yield	6.00%	6.50%	6.50%
Volatility	.20	.20	.20
Weighted average option life	7 years	5 years	7 years

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

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that it has only one operating and reportable segment, multifamily communities, which comprised 99% of BRE’s consolidated assets at December 31, 2005 and 2004 and approximately 99% of its total consolidated revenues for the three years ended December 31, 2005.

Concentration Risk

All multifamily communities owned by the Company are located in the Western United States, in three general markets that it defines as California, Pacific Northwest, and Mountain/Desert States. All revenues are from external customers and there are no revenues from transactions with other segments. There are no residents that contributed 10% or more of BRE’s total revenues in the years ended December 31, 2005, 2004 or 2003.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123-R, “Share-Based Payment.” This Statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company, such as stock options, or (b) liabilities, such as those related to performance units, that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

SFAS No. 123-R, which is effective for the Company beginning in the first quarter of fiscal year 2006, eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123-R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123-R for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123-R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption.

In March 2005, the U.S. Securities & Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides additional guidance on the implementation of SFAS No. 123-R for public companies. Among other topics related to share-based payment, SAB No. 107 includes guidance on equity compensation valuation methods, income statement classification and presentation, capitalization of compensation costs, and income tax accounting.

The Company has decided to adopt SFAS No. 123-R using the modified prospective method. Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS No. 123 using the prospective transition method (which applied only to award granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R). The Company does not believe the adoption of SFAS No. 123(R) will have a material impact on its financial statements or results of operations.

3.    Real Estate Portfolio

The components of direct investments in real estate—investments in rental properties follow:

	December 31
	2005	2004
Land	$478,896,000	$475,461,000
Buildings and improvements	2,051,150,000	2,062,710,000

Subtotal	2,530,046,000	2,538,171,000
Accumulated depreciation	(330,067,000)	(280,498,000)

Total	$2,199,979,000	$2,257,673,000

BRE’s carrying value of its assets exceeded the tax basis by approximately $271,602,000 (unaudited) at December 31, 2005.

A roll-forward of direct investments in real estate-construction in progress follows:

	December 31
	2005	2004
Opening balance	$108,930,000	$104,531,000
Costs incurred to projects under construction	73,166,000	55,746,000
Transfers of construction in progress to direct investments in real estate—investments in rental properties	(27,518,000)	(107,711,000)
Transfers from land under development to direct investments in real estate—construction in progress	16,845,000	56,364,000

Ending balance	$171,423,000	$108,930,000

At December 31, 2005, BRE had an estimated cost of $156,000,000 to complete existing construction in progress, with funding estimated from 2006 through 2007.

4.    Equity Interests in and Advances to Real Estate Joint Ventures

As of December 31, 2005, BRE had two joint venture arrangements in which its capital interest is 35%; these joint ventures are managed by the Company (the “joint ventures”). Such arrangements are accounted for using the equity method. Each of the joint ventures contains a single multifamily community that was developed by BRE and completed in 2001. BRE’s investment in the joint ventures totals $10,088,000 and $10,227,000 as of December 31, 2005 and 2004, respectively and is shown as “Equity interests in and advances to real estate joint ventures-investments in rental properties” on BRE’s consolidated balance sheets. The communities had a total cost of approximately $43,753,000. The joint ventures carry secured, non-recourse loans totaling $18,767,000 that mature in 2011 and bear interest at rates of 7.25% and 8.0%.

In addition to the joint ventures discussed above, the Company also had an investment in a real estate joint venture managed by a third-party (non-managed joint venture) which it sold during 2005 for a gain of approximately $4,575,000. During 2000 and 2001, BRE sold a total of 22 communities in Tucson, Albuquerque, Las Vegas, and Phoenix. The Company contributed a portion of the proceeds to a joint venture related to the buyer for a 15% equity interest in order to facilitate the sale of 85% of these assets. The Company’s investment in the non-managed joint venture consisted of a 15% equity interest in a portfolio of multifamily properties managed by a third-party (G&I III Residential Portfolio, LLC). The Company’s investment approximated $5,279,000 at December 31, 2004, and was included in other assets.

The Company’s income from unconsolidated equity investments in joint ventures totaled $5,075,000; $1,558,000 and $882,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Included in these totals are gains on sales totaling $4,575,000 in 2005 and $872,000 in 2004.

5.    Other Assets

The components of other assets follow:

	December 31
	2005	2004
Cash	$18,543,000	$—
Predevelopment and escrow deposits	13,191,000	5,728,000
Accounts and mortgages receivable	9,660,000	8,267,000
Prepaid loan fees, net	9,039,000	11,159,000
Furniture and equipment, net	6,247,000	3,122,000
Investment in G&I III Residential Portfolio, LLC (see Note 4)	—	5,279,000
Other	8,315,000	4,969,000

Total Other Assets	$64,995,000	$38,524,000

6.    Mortgage Loans Payable and Secured Line of Credit

The following data pertain to BRE’s secured debt at December 31, 2005 and 2004:

	December 31,
	2005	2004
Fixed rate secured mortgage loans	$181,284,000	$148,763,000
Variable rate secured mortgage loans	23,290,000	23,290,000
Secured mortgage loans subject to floating rate swaps	—	31,312,000
Secured line of credit	75,000,000	140,000,000

Total secured debt	$279,574,000	$343,365,000

Net book value of investments in real estate securing mortgage loans and secured line of credit	$489,195,000	$565,016,000
Remaining terms of mortgage loans payable	1-8 years	1-8 years
Average interest rate on fixed rate mortgages	6.4%	6.6%
Average interest rate on variable rate mortgages	3.5%	2.6%
Average interest rate on variable secured line of credit	4.0%	2.3%
Average interest rate on mortgages subject to floating rate swaps	-N/A-	LIBOR + 2.6%

Future scheduled principal payments are included in Note 7.

During 2005 all interest rate swaps expired and related debt of $31,009,000 matured. In 2004, BRE had entered into three fixed to floating interest rate swap agreements on secured debt with a notional amount totaling $31,009,000 at December 31, 2004. The difference between the secured debt carrying values of $31,312,000 at December 31, 2004, and the notional amounts are due to basis adjustments from hedging activities of $303,000 in 2004.

During 2003, BRE established a Fannie Mae credit facility maturing in 2008 with borrowings of $100,000,000 and an option to increase the size to $250,000,000. During the first quarter of 2004, BRE increased the size of the facility from $100,000,000 to $140,000,000. During the second quarter of 2005, the Company decreased the size of the facility from $140,000,000 to $75,000,000. In August 2005, BRE amended the credit facility to reduce the number of multifamily communities securing the line from nine to four and modified certain geographical diversification requirements. These four multifamily communities are held by a consolidated subsidiary of BRE. Borrowings under the secured line of credit totaled $75,000,000 and $140,000,000 at December 31, 2005 and 2004, respectively. Four multifamily communities with a net carrying value of $142,959,000 secured the credit facility at December 31, 2005. Nine multifamily communities with a net carrying value of $237,534,000 secured the credit facility at December 31, 2004. The borrowing cost, including interest, margin and fees, is currently 4.0%. Subject to the terms of the facility, the Company has the option to convert variable-rate borrowings to fixed-rate borrowings.

7.    Unsecured Senior Notes and Unsecured Line of Credit

The following table pertains to BRE’s unsecured senior notes and unsecured line of credit at December 31, 2005 and 2004:

	December 31,
	2005	2004
Fixed rate unsecured notes	$980,000,000	$830,000,000
Unsecured line of credit	301,000,000	187,000,000
Unsecured notes subject to floating rate swaps	—	18,201,000

Total unsecured debt	$1,281,000,000	$1,035,201,000

Average interest rate on fixed rate unsecured notes	6.4%	6.7%
Average interest rate on unsecured line of credit	5.1%	2.9%
Average interest rate on notes subject to floating rate swaps	-N/A-	LIBOR + 3.2%

On May 19, 2005, BRE closed an offering of $150,000,000 of five year senior unsecured notes. The notes will mature on May 15, 2010 with a coupon rate of 4.875%. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $148,087,000.

As of December 31, 2005, BRE had an unsecured line of credit expiring in April 2006, for up to $350,000,000. Borrowings totaled $301,000,000 and $187,000,000 at December 31, 2005 and 2004, respectively. The interest rate on the line of credit is currently based on LIBOR plus 70 basis points, plus a fee of 0.20%. The average interest rate was approximately 5.1% and 2.9% for the years ended December 31, 2005 and 2004, respectively. Under the unsecured line of credit, BRE has capacity for up to $35,000,000 in letters of credit, which to the extent issued reduce capacity under the unsecured line of credit. As of December 31, 2005, BRE has unused letter of credit capacity totaling approximately $9,900,000. BRE enters into letters of credit for various general corporate purposes. On January 20, 2006 the Company closed on a replacement facility with a capacity of $600,000,000. The new facility is currently priced at LIBOR plus 57.5 basis points and has a maturity date of January 2010.

During 2005 all interest rate swaps expired and related debt of $18,000,000 matured. In 2004 BRE had entered into fixed to floating interest rate swap agreement on an unsecured note with a notional amount totaling $18,000,000 at December 31, 2004. The difference between the carrying amounts of unsecured note of $18,201,000 at December 31, 2004, and the notional amount was due to basis adjustments from hedging activities totaling $201,000.

The unsecured line of credit and unsecured senior note agreements contain various covenants that include, among other factors, tangible net worth and requirements to maintain certain financial ratios. BRE was in compliance with all such financial covenants throughout the years ended December 31, 2005 and 2004.

Scheduled principal payments required on the lines of credit, unsecured senior notes payable and mortgage loans payable for the next five years and thereafter are as follows.

2006	$316,657,000
2007	214,820,000
2008	97,577,000
2009	219,328,000
2010	183,279,000
Thereafter	528,913,000

Total	$1,560,574,000

The 2006 amount includes the $301,000,000 balance at December 31, 2005 on the unsecured line of credit. The 2008 amount includes the $75,000,000 balance at December 31, 2005 on the secured line of credit. Interest expense, excluding interest from discontinued operations, on mortgage loans, lines of credit and unsecured senior notes, including amortization of related issuance costs, aggregated $87,896,000; $72,989,000 and $68,542,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Capitalized interest was $11,343,000; $6,163,000 and $9,117,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Excluding capitalized interest, cash paid for interest totaled $75,557,000; $66,235,000 and $59,856,000 in 2005, 2004, and 2003, respectively.

8.    Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses follow:

	December 31
	2005	2004
Accrued interest payable	$20,198,000	$19,491,000
Security deposits	8,694,000	8,115,000
Accrued development costs	7,460,000	5,575,000
Accrued employee benefits	6,868,000	7,837,000
Retention payable	4,306,000	2,947,000
Property taxes payable	2,170,000	2,945,000
Bank overdraft in excess of cash	—	5,891,000
Other	6,303,000	5,252,000

Total Accounts Payable and Accrued Expenses	$55,999,000	$58,053,000

9.    Derivative Instruments and Hedging Activities

The Company enters into interest rate swaps with the objective of lowering its overall borrowing costs. During 2005, all interest rate swaps contracts expired as the related debt matured. At December 31, 2004, the notional amount of the interest rate swaps utilized in the Company’s fair value hedges was approximately $49,000,000. The principal amount of debt being hedged equaled the notional amounts of the interest rate swaps. The fair value hedges converted debt with a weighted average fixed rate of 7.46% to a floating rate equal to LIBOR plus an average spread of 2.8%, which resulted in an effective rate of 4.3% for the year ended December 31, 2004. The fair value of the interest rate swaps at December 31, 2004 was $503,000, and was recorded in other assets on the consolidated balance sheets. At December 31, 2004, offsetting amounts of $302,000 and $201,000 were recorded as an increase to mortgage loans payable and unsecured senior notes, respectively. To determine the fair values of derivatives, BRE uses market valuations provided by third parties.

10.    Discontinued Operations

The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations on the accompanying consolidated statements of income. The property-specific components of net earnings that are classified as discontinued operations include operating results, depreciation expense and interest expense as well as the net gain on the disposal. At December 31, 2005, BRE had seven operating apartment communities classified as held for sale, which are expected to be sold to unrelated third parties within six months after December 31, 2005. The estimated proceeds less anticipated costs to sell the assets held for sale at December 31, 2005 are greater than the carrying values as of December 31, 2005, and therefore no provisions for possible losses were recorded.

During the first six months of 2005, BRE sold three operating communities with a total of 928 units. The communities were sold for a gross sales price of approximately $89,200,000, resulting in a gain on sales of $26,897,000. During the fourth quarter of 2004, BRE sold three operating communities with 878 units for gross proceeds of approximately $98,600,000, resulting in a gain on sale of $19,925,000. During the first six months of 2003, BRE sold three operating communities with 1,100 units for gross proceeds of approximately $72,700,000, resulting in a gain on sale of $23,147,000.

The following is a breakdown of the results of operations and net gain on the sales from the nine properties sold during the three years ended December 31, 2005, and the seven properties held for sale at December 31, 2005:

	Years ended December 31
	2005	2004	2003
Rental income	$23,172,000	$36,924,000	$38,123,000
Real estate expenses	(8,163,000)	(12,593,000)	(12,785,000)
Interest expense	—	—	(192,000)
Provision for depreciation	(3,241,000)	(7,644,000)	(8,082,000)
Gain on sales of discontinued operations	26,897,000	19,925,000	23,147,000

Total discontinued operations	$38,665,000	$36,612,000	$40,211,000

11.    Preferred Stock

The following table presents the Company’s issued and outstanding Preferred Shares as of December 31, 2005 and 2004:

	Optional Redemption Date(1)	Annual Dividend Rate per Share(2)	Outstanding at December 31, 2005	Outstanding at December 31, 2004
Preferred Stock, nonvoting, $0.01 par value; 20,000,000 shares authorized:
8.08% Series B cumulative redeemable, liquidation preference $25.00 per share, 3,000,000 shares outstanding at December 31, 2005 and December 31, 2004	June 2007	$2.0200	$75,000,000	$75,000,000
6.75% Series C cumulative redeemable, liquidation preference $25.00 per share, 4,000,000 shares outstanding at December 31, 2005 and December 31, 2004	March 2009	$1.6875	100,000,000	100,000,000	(3)
6.75% Series D cumulative redeemable, liquidation preference $25.00 per share, 3,000,000 shares outstanding at December 31, 2005 and December 31, 2004	December 2009	$1.6875	75,000,000	75,000,000	(4)

			$250,000,000	$250,000,000

(1)	On or after the redemption date, all series may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid dividends, if any.
(2)	Dividends on all series of Preferred Shares are payable quarterly. All series of preferred stock rank prior to the Company’s common stock with respect to the payment of dividends and the distribution of assets in the event of liquidation, dissolution or winding up. Each series of preferred stock ranks on parity with the others.
(3)	On March 15, 2004, the Company closed on an offering of 4,000,000 shares of 6.75% Series C Cumulative Redeemable Preferred Stock at public offering price of $25 per share. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $96,436,000 and were used for general corporate purposes. Dividends incurred and paid totaled $5,363,000 ($1.34 per share) in 2004.

(4)	On December 9, 2004, the Company closed on an offering of 3,000,000 shares of 6.75% Series D Cumulative Redeemable Preferred Stock at a public offering price of $25 per share. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $72,436,000 and were used for general corporate purposes. Accrued and unpaid dividends on the Series D preferred shares totals $323,000 ($0.11 per share) as of December 31, 2004.

12.    Stock Option Plans

Employee Plans

The 1992 Stock Option Plan and the 1999 BRE Stock Incentive Plan, as amended (the “Plans”) provide for the issuance of incentive stock options, non-qualified stock options, share appreciation rights, restricted shares and other grants. The maximum number of shares that may be issued under the Plans is 5,850,000. The option price may not be less than the fair market value of a share on the date that the option is granted and the options generally vest over three to five years. Shareholders initially adopted the 1999 BRE Stock Incentive Plan in 1999 and approved the plan as amended in 2001. The 1999 BRE Stock Incentive Plan, as amended, allows for grants of up to 3,500,000 shares. Changes in options outstanding during the years ended December 31, 2005, 2004, and 2003 were as follows:

	Years ended December 31
	2005		2004		2003
	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price
Balance at beginning of period	2,082,465	$29.99	2,134,159	$28.97	2,190,566	$28.38
Granted	—	—	600,000	$32.45	456,500	$29.79
Exercised	(587,268)	$28.90	(554,444)	$28.96	(373,726)	$26.49
Cancelled	(26,247)	$31.61	(97,250)	$28.70	(139,181)	$29.13

Balance at end of period	1,468,950	$30.39	2,082,465	$29.99	2,134,159	$28.97

Exercisable	957,336	$29.89	1,257,613	$29.24	778,447	$28.91
Weighted average estimated fair value of options granted during the year		$—		$2.68		$2.55

At December 31, 2005, the exercise price of shares under option ranged from $22.40 to $33.80, with a weighted average exercise price of $30.39. The exercise price of all options granted in the years ended December 31, 2004, and 2003 was equal to the market price on the date of grant. Expiration dates range from 2006 through 2014; the weighted average remaining contractual life of these options is seven years. Stock options were exercised during 2005 on options originally granted with exercise prices ranging from $22.40 to $33.80.

At December 31, 2005, there were 429,583 restricted shares outstanding under the Plans. There were 379,158; 44,100 and 49,939 restricted shares granted in 2005, 2004 and 2003, respectively. The fair value of restricted shares awarded totaled $15,086,000; $1,431,000 and $1,507,000 in 2005, 2004 and 2003, respectively. During 2004, the Company adopted a new long-term incentive award program for executive officers, that established a five-year performance period. The program is heavily weighted on the achievement of performance metrics, with 90% of the award cliff vesting at the end of the five year performance period. The remaining 10% of the grant vests 2% each year over the five-year period, subject to continuous employment with the Company. The shares granted represent target performance, as defined in the agreements. If the performance metrics are not achieved, the shares will not vest. The Company does not expect further long-term grants to be made during the performance period. In addition, the Company does not expect further grants of stock options to be made during the performance period. The number of shares awarded to executive officers under this plan in 2005 totaled 345,667. Also in 2005, 33,491 restricted shares were awarded to certain key employees and vest ratably over periods ranging from 2 to 5 years.

Non-Employee Director Stock Option and Restricted Stock Plan

The Second Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan, approved by shareholders in May of 2003, provides for: (1) annual grants of restricted stock with a market price-based value of $35,000 per year per non-employee director; (2) annual option or share appreciation right grants with an aggregate Black-Scholes-based value of $35,000 per year per non-employee director; (3) discretionary annual grants for service as Chairman of the Board or Lead Director of restricted stock and options or share appreciation rights with an aggregate value of up to $35,000 per year; and (4) annual grants for service as a Board committee chairman of restricted stock and options and/or share appreciation rights with an aggregate Black-Scholes value of $7,000 per year per committee chairman. The maximum number of shares that may be issued under this plan is 2,300,000. As with the Plans, the option price may not be less than the fair market value of a share on the date the option is granted. Changes in options outstanding for the years ended December 31, 2005, 2004, and 2003 were as follows:

	Years ended December 31
	2005		2004		2003
	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price
Balance at beginning of period	1,420,760	$29.89	1,591,404	$29.70	1,666,080	$29.53
Granted	79,910	$38.54	94,999	$34.45	118,846	$32.24
Exercised	(58,202)	$25.04	(265,643)	$30.37	(145,980)	$30.16
Cancelled	—	—	—	—	(47,542)	$28.44

Balance at end of period	1,442,468	$30.57	1,420,760	$29.89	1,591,404	$29.70

Exercisable	1,362,558	$30.10	1,373,258	$29.74	1,291,284	$29.44
Weighted average estimated fair value of options granted during the year		$3.92		$3.17		$2.51

At December 31, 2005, the exercise prices of shares under option ranged between $20.85 and $38.54, with expiration dates from 2006 to 2014. The exercise price of all options granted in the years ended December 31, 1997 through 2004 was equal to the market price on the date of grant. The options vest ratably over periods ranging from one to three years. The weighted average remaining contractual life of these options is five years. At December 31, 2005, there were 8,040 restricted shares outstanding under the Plan. There were 8,040; 8,680 and 9,329 restricted shares granted in 2005, 2004 and 2003, respectively. The fair value of restricted shares awarded totaled $310,000; $299,000 and $302,000 in 2005, 2004 and 2003, respectively.

Direct Stock Purchase and Dividend Reinvestment Plan

In 1996, the Company instituted a direct stock purchase and dividend reinvestment plan (the “DRIP”) in which shareholders may purchase either newly issued or previously issued shares. There is no discount on shares purchased through the DRIP. The total amount of shares authorized under the DRIP is 1,500,000; from inception through December 31, 2005, 203,204 new shares have been issued.

13.    Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share with respect to income from continuing operations:

	2005	2004	2003
Numerator:
Net income available to common shareholders	$63,075,000	$61,427,000	$70,175,000
Less adjustment for earnings and gains from discontinued operations, net	(38,665,000)	(36,612,000)	(40,211,000)

Numerator for basic and diluted earnings per share from continuing operations	$24,410,000	$24,815,000	$29,964,000

Denominator:
Denominator for basic earnings per share—weighted average shares	50,930,000	50,200,000	47,070,000
Effect of dilutive securities:
Stock options	860,000	625,000	375,000

Denominator for diluted earnings per share adjusted for weighted average shares and assumed conversion	51,790,000	50,825,000	47,445,000

Basic earnings per share from continuing operations	$0.48	$0.49	$0.64
Basic earnings per share from discontinued operations	0.76	0.73	0.85

Basic earnings per share	$1.24	$1.22	$1.49

Diluted earnings per share from continuing operations	$0.47	$0.49	$0.63
Diluted earnings per share from discontinued operations	0.75	0.72	0.85

Diluted earnings per share	$1.22	$1.21	$1.48

Under FASB Statement No. 128, “Earnings per Share”, the effect of 1,020 anti-dilutive Operating Company units has been excluded from the diluted earnings per share calculation.

14.    Retirement Plan

BRE has a 401K defined contribution retirement plan covering all employees with more than six months of continuous full-time employment. In addition to employee elective deferrals, in 2005, 2004 and 2003, BRE contributed up to 3% of the employee’s compensation up to $6,000 per employee. The aggregate amounts contributed and recognized as expense by BRE were $473,000; $472,000 and $335,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

15.    Related Party Transactions

Certain executives of BRE have purchased stock, the consideration for which was interest-bearing recourse loans. Loans were issued from 2000 through July 2002, at which time the loan program was suspended. The loans are due five years from the date of issuance and do not have forgiveness provisions. At December 31, 2005 and 2004, the carrying amount of the loans was $920,000 and $2,005,000, respectively. Interest income from the notes totaled $66,000; $90,000 and $163,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

BRE had notes receivable from third party minority interest members of limited liability company subsidiaries of the company totaling $7,571,000 and $7,601,000 at December 31, 2005 and 2004, respectively. The amounts are recorded in other assets on the consolidated balance sheets. Interest income from the notes totaled $408,000; $488,000 and $346,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

16.    Retirement Charge

During fourth quarter 2004, the Company recognized a charge associated with the retirement of the Company’s former CEO, which totaled approximately $4,080,000 and is included in other expenses on the consolidated statements of income. The charge is comprised of approximately $2,050,000 in cash payments and $2,030,000 in noncash charges related to the fair value of stock options and restricted shares that vested under the terms of the retirement agreement. The noncash portion of the expense includes the acceleration of unvested option awards that were previously accounted for under both FAS 123 and APB 25.

17.    Commitments and Contingencies

Commitments

During the years ended December 31, 2005, 2004 and 2003, total operating lease payments incurred for office space, including real estate taxes, insurance, repairs and utilities, aggregated $1,504,000; $1,179,000 and $1,283,000, respectively.

The minimum future basic aggregate rental commitment under the Company’s operating leases is as follows:

2006	$1,134,000
2007	1,086,000
2008	1,123,000
2009	1,135,000
2010	1,096,000
Thereafter	4,061,000

Total	$9,635,000

Contingencies

As of December 31, 2005, there were no pending legal proceedings to which the Company is a party or of which any of its properties is the subject, the adverse determination of which the Company anticipates would have a material adverse effect upon its consolidated financial condition and results of operations.

Red Hawk Ranch

On April 14, 1997, the Company purchased Red Hawk Ranch Apartments, a 453-unit operating community in Fremont, California, from an unrelated third party builder. The community now requires extensive replacement work to correct damage the Company believes was caused by construction defects. On March 18, 2003, BRE filed suit in the Alameda County Superior Court against the builder and other parties to protect against statutes of limitation. The Company conducted testing to determine the extent of the damage. Based upon the testing that has been performed, the Company has discovered that the exterior shell of each building at the community has been compromised. As a result, during second quarter 2004 the size and scope of the lawsuit was expanded.

Litigation and consulting charges recognized during 2005 and 2004 totaled $2,670,000 and $2,727,000 respectively, and are reported as other expenses on the Consolidated Statement of Income. The charges reported include litigation costs and consulting fees incurred to date during destructive testing to determine the extent of the damage and required reconstruction.

The Company commenced reconstruction during the second quarter of 2005 and expects to have the community restored during the next 12 to 15 months. On January 27, 2006 the Company reached a settlement in connection with the Red Hawk Ranch apartment community. Under terms of the settlement, the Company will receive an aggregate of $17,500,000 from various defendants and the assignment of certain agreements and claims associated with three subcontractors against whom the company intends to continue litigation.

All settlement funds have been deposited to an escrow account. The settlement is contingent on a determination by the court that it constitutes a good faith settlement under California law. The hearing is scheduled for March 10, 2006 and is subject to a thirty day appeal process. In accordance with SFAS 5, “Accounting for Contingencies” a gain contingency should be recognized in the period it is received and realized. If the contingency is removed, the amount realized will be recorded as other income during that period. Management expects that costs of remediation will approximate up to $22,000,000, and future plaintiff litigation costs may exceed $1,000,000.

Under the provisions of FAS 144, BRE has performed an impairment analysis on Red Hawk Ranch Apartments using undiscounted cash flows, which reflect the anticipated decreased net operating income during reconstruction. No impairment charge was deemed necessary based on this analysis. The net book value of the components of the buildings that are damaged and being replaced approximate $9,400,000 and are being depreciated over the reconstruction period. Additional depreciation recognized during 2005 and 2004 totaled approximately $4,298,000 and $2,600,000 respectively. During reconstruction, costs that extend the useful life of the asset, increase its value or enhance safety of the community will be capitalized. All other costs, including legal and consulting, will be expensed as incurred.

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

19.    Supplemental Financial Data (Unaudited)

Quarterly financial information follows:

	Year ended December 31, 2005
	Quarter ended March 31	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
	(amounts in thousands, except per share data)
Revenues*	$70,412	$72,691	$76,848	$78,182
Income from continuing operations	$8,217	$10,116	$8,959	$14,991
Discontinued operations	25,089	7,853	2,379	3,343
Preferred stock dividends	(4,468)	(4,468)	(4,468)	(4,468)

Net income available to common shareholders	$28,838	$13,501	$6,870	$13,866

Basic earnings per share from continuing operations	$0.07	$0.11	$0.09	$0.21
Basic earnings per share from discontinued operations	0.50	0.16	0.04	0.06

Basic earnings per share	$0.57	$0.27	$0.13	$0.27

Diluted earnings per share from continuing operations	$0.07	$0.11	$0.09	$0.20
Diluted earnings per share from discontinued operations	0.49	0.15	0.04	0.07

Diluted earnings per share	$0.56	$0.26	$0.13	$0.27

	Year ended December 31, 2004
	Quarter ended March 31	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
	(amounts in thousands, except per share data)
Revenues*	$62,237	$65,193	$66,561	$66,277
Income from continuing operations	$9,681	$12,067	$10,910	$4,271
Discontinued operations	4,101	4,353	3,773	24,385
Preferred stock dividends	(2,183)	(3,203)	(3,203)	(3,526)

Net income available to common shareholders	$11,599	$13,217	$11,480	$25,130

Basic earnings per share from continuing operations	$0.15	$0.17	$0.15	$0.02
Basic earnings per share from discontinued operations	0.08	0.09	0.08	0.48

Basic earnings per share	$0.23	$0.26	$0.23	$0.50

Diluted earnings per share from continuing operations	$0.15	$0.18	$0.15	$0.01
Diluted earnings per share from discontinued operations	0.08	0.08	0.08	0.48

Diluted earnings per share	$0.23	$0.26	$0.23	$0.49

*	Revenue totals do not include revenues from discontinued operations, other income and partnership income.

For the years ended December 31, 2005, 2004 and 2003, the federal income tax components of the Company’s dividends on the common and preferred stock were as follows (unaudited).

	Ordinary Income	Long Term Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital
Common Stock
December 31, 2005	42%	26%	7%	25%
December 31, 2004	60%	16%	9%	15%
December 31, 2003	61%	33%	6%	—%

	Ordinary Income	Long Term Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital
Cumulative Redeemable Preferred Stock (all series)
December 31, 2005	56%	34%	10%	—%
December 31, 2004	70%	19%	11%	—%
December 31, 2003	61%	33%	6%	—%

BRE PROPERTIES INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(Dollar amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives— Years	Gross Amount at Which Carried at December 31, 2005
Property Name	Location	Dates Acquired/ Constructed	Land	Building & Improvements			Land	Building & Improvements	Total	Accumulated Depreciation	Encumbrances
APARTMENTS
Sharon Green	Menlo Park, CA	1971/1970	$1,250	$5,770	$9,333	40	$1,250	$15,103	$16,353	$(8,910)
Verandas	Union City, CA	1993/1989	3,233	12,932	2,662	40	3,233	15,594	18,827	(5,208)
Foster’s Landing	Foster City, CA	1996/1987	11,742	47,846	6,740	40	11,742	54,586	66,328	(13,222)
Pinnacle Crow Canyon	San Ramon, CA	1996/1992	8,724	34,895	3,952	40	8,724	38,847	47,571	(8,980)
Blue Rock Village I & II*	Vallejo, CA	1997/1987	6,836	27,352	3,786	40	6,836	31,138	37,974	(7,304)	$23,290
Lakeshore Landing	San Mateo, CA	1997/1988	8,547	34,228	3,225	40	8,547	37,453	46,000	(9,123)
Red Hawk Ranch	Fremont, CA	1997/1995	11,747	47,082	6,718	40	11,747	53,800	65,547	(19,003)
Deer Valley*	San Rafael, CA	1997/1996	6,042	24,169	2,240	40	6,042	26,409	32,451	(5,510)
Pinnacle City Centre*	Hayward, CA	2000/2000	4,903	22,999	206	40	4,903	23,205	28,108	(3,327)
Sun Pointe Village	Fremont, CA	2000/1989	12,638	50,690	1,884	40	12,638	52,574	65,212	(7,244)	**

San Francisco Bay Area			$75,662	$307,963	$40,745		$75,662	$348,708	$424,370	$(87,831)	$23,290

Montanosa	San Diego, CA	1992/1989-90	$6,005	$24,065	$7,039	40	$6,005	$31,104	$37,109	$(10,335)	$33,195
Esplanade	San Diego, CA	1993/1985	4,868	19,493	3,139	40	4,868	22,632	27,500	(7,250)
Terra Nova Villas	Chula Vista, CA	1994/1985	2,925	11,699	2,040	40	2,925	13,739	16,664	(3,987)
Winchester	San Diego, CA	1994/1987	1,482	5,928	759	40	1,482	6,687	8,169	(1,992)
Canyon Villas	Chula Vista, CA	1996/1981	3,064	12,258	2,058	40	3,064	14,316	17,380	(3,700)
Lakeview Village	Spring Valley, CA	1996/1985	3,977	15,910	2,250	40	3,977	18,160	22,137	(4,706)
Countryside Village	El Cajon, CA	1996/1989	1,002	4,007	715	40	1,002	4,722	5,724	(1,282)
Cambridge Park	San Diego, CA	1998/1998	7,628	30,521	4,099	40	7,628	34,620	42,248	(6,422)
Relections Apartments	San Diego, CA	1999/1989	6,928	27,686	1,945	40	6,928	29,631	36,559	(4,800)
Pinnacle at Carmel Creek	San Diego, CA	2000/2000	4,744	45,430	4,339	40	4,744	49,769	54,513	(6,420)
Pinnacle at Otay Ranch I & II	Chula Vista, CA	2001/2001	8,928	43,388	2,291	40	8,928	45,679	54,607	(4,746)
Mission Trails	San Diego, CA	2002/1987	5,315	21,310	1,343	40	5,315	22,653	27,968	(2,229)
Bernardo Crest	San Diego, CA	2002/1988	6,016	24,115	2,178	40	6,016	26,293	32,309	(2,687)

San Diego			$62,882	$285,810	$34,195		$62,882	$320,005	$382,887	$(60,557)	$33,195

Village Green	La Habra, CA	1972/1971	$372	$2,763	$1,634	40	$372	$4,397	$4,769	$(2,917)
Candlewood North	Northridge, CA	1996/1964-95	2,110	8,477	1,231	40	2,110	9,708	11,818	(2,333)
Sycamore Valley	Fountain Valley, CA	1996/1969	4,617	18,691	3,735	40	4,617	22,426	27,043	(5,661)
Windrush Village	Colton, CA	1996/1985	3,747	14,989	1,401	40	3,747	16,390	20,137	(4,174)
The Summit	Chino Hills, CA	1996/1989	1,838	7,354	1,120	40	1,838	8,474	10,312	(2,150)	**
Parkside Terrace	Santa Ana, CA	1997/1986	3,016	12,180	1,674	40	3,016	13,854	16,870	(3,146)
Parkside Village	Riverside, CA	1997/1987	3,417	13,674	1,502	40	3,417	15,176	18,593	(3,306)

BRE PROPERTIES INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(Dollar amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives— Years	Gross Amount at Which Carried at December 31, 2005
Property Name	Location	Dates Acquired/ Constructed	Land	Building & Improvements			Land	Building & Improvements	Total	Accumulated Depreciation	Encumbrances
APARTMENTS
Parkside Court	Santa Ana, CA	1997/1987	$2,013	$8,632	$1,243	40	$2,013	$9,875	$11,888	$(2,233)
Villa Siena	Costa Mesa, CA	1999/1974	4,853	19,739	8,788	40	4,853	28,527	33,380	(4,291)
Cortesia at Rancho Santa Margarita	Rancho Santa Margarita, CA	2000/1999	7,740	30,982	1,901	40	7,740	32,883	40,623	(4,266)
Pinnacle at Laguna Niguel	Rancho Niguel, CA	2001/1988	12,572	50,308	2,606	40	12,572	52,914	65,486	(6,067)
Boulder Creek	Riverside, CA	2002/1985	3,564	14,306	1,565	40	3,564	15,871	19,435	(1,632)
Emerald Pointe	Diamond Bar, CA	2002/1989	5,052	20,248	1,788	40	5,052	22,036	27,088	(2,285)
Pinnacle at MacArthur Place	South Coast Metro, CA	2002/2002	8,155	54,257	2,286	40	8,155	56,543	64,698	(4,364)
Pinnacle at Fullerton	Fullerton, CA	2002/2004	7,087	37,013	-144	40	7,087	36,869	43,956	(1,504)
Pinnacle at Westridge	Valencia, CA	2002/2004	11,253	31,785	-320	40	11,253	31,465	42,718	(1,097)
Corona Pointe	Riverside, CA	2003/1986	14,603	58,237	5,403	40	14,603	63,640	78,243	(4,042)
Canyon Creek	Northridge, CA	2003/1986	6,152	24,650	2,342	40	6,152	26,992	33,144	(1,494)
Enclave at Town Square	Chino Hills, CA	2003/1987	2,473	10,069	1,958	40	2,473	12,027	14,500	(887)
Pinnacle Talega I & II	San Clemente, CA	2004/2003	17,125	48,171	646	40	17,125	48,817	65,942	(2,808)
Summerwind Townhomes	Harbor City, CA	1987/2004	6,950	27,879	2,068	40	6,950	29,947	36,897	(1,617)
Regency Palm Court	Los Angeles, CA	1987/2004	2,049	8,277	746	40	2,049	9,023	11,072	(496)
Windsor Court	Los Angeles, CA	1987/2004	1,638	6,631	831	40	1,638	7,462	9,100	(412)
Tiffany Court	Los Angeles, CA	1987/2004	3,033	12,211	1,086	40	3,033	13,297	16,330	(586)
Villa Azure	Los Angeles, CA	2001/2004	40,560	96,565	1,680	40	40,560	98,245	138,805	(2,809)	$73,161
Palm Court	Los Angeles, CA	1987/2005	6,400	20,309	—	40	6,400	20,309	26,709	(96)
Mission Grove Park	Riverside, CA	2005	15,120	61,873	—	40	15,120	61,873	76,993	(1,060)	34,790
Sterling Downs	Chino Hills, CA	2004/2005	3,827	22,645	—	40	3,827	22,645	26,472	(802)

Los Angeles/Orange County			$201,336	$742,915	$48,770		$201,336	$791,686	$993,021	$(68,537)	$107,951

Hazel Ranch	Fair Oaks, CA	1996/1985	$2,471	$9,885	$2,072	40	$2,471	$11,957	$14,428	$(3,254)
Rocklin Gold	Rocklin, CA	1996/1990	1,558	6,232	946	40	1,558	7,178	8,736	(1,873)
Shaliko	Rocklin, CA	1996/1990	2,050	8,198	1,407	40	2,050	9,605	11,655	(2,618)
Quail Chase	Folsom, CA	1996/1990	1,303	5,211	960	40	1,303	6,171	7,474	(1,681)
Canterbury Downs	Roseville, CA	1996/1993	2,297	9,190	686	40	2,297	9,876	12,173	(2,474)
Selby Ranch	Sacramento, CA	1986/1971-74	2,660	18,340	8,938	40	2,660	27,278	29,938	(11,465)
Overlook at Blue Ravine I*	Folsom, CA	1997/1991	6,050	24,203	3,430	40	6,050	27,633	33,683	(6,113)
Arbor Point	Sacramento, CA	1997/1998	1,814	7,256	3,033	40	1,814	10,289	12,103	(3,221)
Overlook at Blue Ravine II	Folsom, CA	2000/2000	1,014	9,575	—	40	1,014	9,575	10,589	(1,195)

BRE PROPERTIES INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(Dollar amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives— Years	Gross Amount at Which Carried at December 31, 2005
Property Name	Location	Dates Acquired/ Constructed	Land	Building & Improvements			Land	Building & Improvements	Total	Accumulated Depreciation	Encumbrances
APARTMENTS
Pinnacle at Blue Ravine	Folsom, CA	2002/2000	$3,073	$32,689	$170	40	$3,073	$32,859	$35,932	$(2,956)	**

Sacramento			$24,290	$130,779	$21,643		$24,290	$152,422	$176,712	$(36,849)	0

Arcadia Cove	Phoenix, AZ	1996/1996	$4,909	$19,902	$1,152	40	$4,909	$21,054	$25,963	$(5,152)
Pinnacle at South Mountain I & II*	Phoenix, AZ	1997/1996	11,062	44,257	1,269	40	11,062	45,526	56,588	(9,600)	$22,390
Pinnacle Towne Center*	Phoenix, AZ	1998/1998	6,688	27,631	901	40	6,688	28,532	35,220	(5,345)	17,748

Phoenix			$22,659	$91,790	$3,323		$22,659	$95,113	$117,772	$(20,097)	$40,138

Parkwood	Mill Creek, WA	1989/1989	$3,947	$15,811	$969	40	$3,947	$16,780	$20,727	$(6,811)
Shadowbrook	Redmond, WA	1987-98/1986	4,776	17,415	2,642	40	4,776	20,057	24,833	(8,194)
Citywalk	Seattle, WA	1988/1988	1,123	4,276	408	40	1,123	4,684	5,807	(2,091)
Thrasher’s Mill	Bothell, WA	1996/1988	2,031	8,223	1,252	40	2,031	9,475	11,506	(2,464)
Ballinger Commons	Seattle, WA	1996/1989	5,824	23,519	2,594	40	5,824	26,113	31,937	(6,710)
Park At Dash Point	Federal Way, WA	1997/1989	3,074	12,411	1,242	40	3,074	13,653	16,727	(3,233)
Montebello	Kirkland, WA	1998/1998	6,680	27,274	546	40	6,680	27,820	34,500	(5,607)
Park Highland	Bellevue, WA	1998/1993	5,602	22,483	999	40	5,602	23,482	29,084	(4,559)
Brentwood Townhomes	Kent, WA	1998/1991	1,387	5,574	329	40	1,387	5,903	7,290	(1,174)
Pinnacle Bellecentre	Bellevue, WA	2000/2000	11,163	32,821	269	40	11,163	33,090	44,253	(4,051)
Pinnacle Sonata	Bothell, WA	2002/2000	8,576	39,046	42	40	8,576	39,088	47,664	(3,811)	**
Pinnacle at Lake Washington	Renton, WA	2001/2001	4,878	26,184	768	40	4,878	26,952	31,830	(2,649)
Pinnacle Bell Town	Seattle, WA	2001/1992	4,279	17,259	814	40	4,279	18,073	22,352	(2,194)
The Trails of Redmond	Redmond, WA	1985/2004	17,413	45,013	3,190		17,413	48,203	65,616	(1,885)

Seattle			$80,753	$297,309	$16,065		$80,753	$313,373	$394,126	$(55,431)	—

Partially Completed Multi Family			—	27,516	—	40	—	27,516	27,516	(166)

Non-Multi Family
Gateway at Emeryville	Emeryville, CA		$11,314	$2,328	—	2	$11,314	$2,328	$13,642	$(599)

Total			$478,896	$1,886,410	$164,740		$478,896	$2,051,150	$2,530,046	$(330,067)	$204,574

*	Property held by a consolidated subsidiary of the Company
**	Properties secure the Company’s secured line of credit.

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(Amounts in thousands)

The activity in investments in rental properties and related depreciation for the three-year period ended December 31, 2005 is as follows:

Investments in rental properties:

	Years ended December 31,
	2005	2004	2003
Balance at beginning of year	$2,538,171	$2,209,650	$2,073,029
Multifamily communities purchased	116,687	268,218	116,183
Consolidation of variable interest entity	26,000	—	—
Transfers from construction in progress and other miscellaneous capitalization	27,518	107,711	57,601
Acquisition of third party minority interests in real estate joint ventures	—	3,068	—
Investments classified as held for sale	(210,143)	—	—
Investments sold	—	(86,179)	(57,756)
Capital expenditures	13,607	17,971	10,390
Rehabilitation expenditures	19,002	18,088	10,670
Less capital expenditures on properties held for sale	(796)	(356)	(467)

Balance at end of year	$2,530,046	$2,538,171	$2,209,650

Accumulated depreciation on rental properties:

	Years ended December 31,
	2005	2004	2003
Balance at beginning of year	$280,498	$229,983	$190,044
Provision for depreciation, excluding discontinued operations	71,035	56,568	45,270
Other depreciation on non-rental properties	(2,186)	(2,403)	(2,413)
Provision for depreciation from discontinued operations	3,241	7,644	8,082
Less: depreciation expense on assets classified as held for sale	—	(1,375)	(1,579)
Less: accumulated depreciation on assets classified as held for sale	(22,521)	—	—
Less: accumulated depreciation on properties sold	—	(9,919)	(9,421)

Balance at end of year	$330,067	$280,498	$229,983

Certain balances have been reclassified to real estate held for sale, net.

INDEX TO EXHIBITS

Exhibit No.	Description

3.0	Amended and Restated Articles of Incorporation (previously filed on March 15, 1996 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K)

3.1	Articles of Amendment (previously filed on April 28, 1997 as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-24915), as amended, and incorporated by reference herein)

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

4.2	Form of Note due 2007 (previously filed on June 23, 1997 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.3	Form of Note due 2013 (previously filed on February 24, 1998 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.4	Form of Note due 2011 (previously filed on January 12, 2001 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.5	Form of Note due 2007 (previously filed on March 13, 2002 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K)

4.6	Form of Note due 2009 (previously filed on August 26, 2002 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K)

4.7	Form of Note due 2009 (previously filed on March 16, 2004 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K)

4.8	Form of Note due 2014 (previously filed on March 16, 2004 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K)

4.9	Form of Note due 2010 (previously filed on May 18, 2005 as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K)

4.10	Specimen Common Stock Certificate (previously filed on February 17, 2004 as Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K)

4.11	Specimen 8.08% Series B Cumulative Redeemable Preferred Stock Certificate (previously filed on June 17, 2002 as Exhibit 1.6 to the Registrant’s Form 8-A)

Exhibit No.	Description

4.12	Specimen 6.75% Series C Cumulative Redeemable Preferred Stock Certificate (previously filed on March 1, 2004 as Exhibit 3.5 to the Registrant’s Form 8-A)

4.13	Specimen 6.75% Series D Cumulative Redeemable Preferred Stock Certificate (previously filed on December 8, 2004 as Exhibit 1.6 to the Registrant’s Form 8-A)

10.0*	Amended and Restated 1992 Employee Stock Plan (previously filed on November 14, 1997 as Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.1*	First Amendment to BRE Properties, Inc. Amended and Restated 1992 Employee Stock Plan (previously filed on November 8, 2002 as Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q)

10.2*	1992 Payroll Investment Plan (previously filed on October 19, 1992 in the Exhibits to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

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

10.10*	Employment Agreement with Edward F. Lange, Jr. dated June 23, 2000 (previously filed on February 17, 2004 as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K)

10.11*	Employment Agreement with Bradley P. Griggs dated December 8, 2001 (previously filed on March 12, 2001 as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K)

10.12*	Employment Agreement with Frank C. McDowell dated January 24, 2001 (previously filed on March 12, 2001 as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K)

10.13*	Employment Agreement with Deirdre A. Kuring dated October 25, 2002 (previously filed on February 27, 2002 as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K)

10.14*	Employment agreement with Constance B. Moore dated July 11, 2002 (previously filed on November 8, 2002 as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q)

10.15*	Form of Indemnification Agreement (previously filed on February 27, 2002 as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K)

10.16*	First Amendment to the Employment Agreement with Frank C. McDowell dated January 23, 2003 (previously filed on May 15, 2003 as Exhibit 10.3 to the Registrant’s quarterly Report on Form 10-Q)

Exhibit No.	Description

10.17*	First Amendment to the Employment Agreement with Constance B. Moore dated January 23, 2003 (previously filed on May 15, 2003 as Exhibit 10.4 to the Registrant’s quarterly Report on Form 10-Q)

10.18*	First Amendment to the Employment Agreement with Edward F. Lange, Jr. dated January 23, 2003 (previously filed on May 15, 2003 as Exhibit 10.5 to the Registrant’s quarterly Report on Form 10-Q)

10.19*	First Amendment to the Employment Agreement with Bradley P. Griggs dated January 23, 2003 (previously filed on May 15, 2003 as Exhibit 10.6 to the Registrant’s quarterly Report on Form 10-Q)

10.20*	First Amendment to the Employment Agreement with Deirdre A. Kuring dated January 23, 2003 (previously filed on May 15, 2003 as Exhibit 10.7 to the Registrant’s quarterly Report on Form 10-Q)

10.21*

Executive Transition Employment Agreement with Frank C. McDowell and the Registrant as of January 1, 2004. (previously filed on February 17, 2004 as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.22*

First Amendment to the Executive Transition Employment Agreement with Frank C. McDowell and the Registrant as of January 1, 2005. (previously files on March 16, 2005 as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

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

Exhibit No.	Description

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

Exhibit No.	Description

10.43

Amendment No. 3 to the Purchase and Sale Agreement by and between the Registrant and G&I III Residential One LLC dated January 31, 2001 (previously filed on March 12, 2001 as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.44

Office Lease between OTR, an Ohio general partnership and the Registrant dated September 26, 1997 (previously filed on March 26, 1998 as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.45

Office Lease between Knickerbocker Properties, Inc. a Delaware Corporation and the Registrant dated December 21, 2004 (previously files on March 16, 2005 as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.46

Promissory Note payable by BRE Properties, Inc. to the order of Prudential Multifamily Mortgage, Inc. dated September 28, 2000 (previously filed on March 12, 2001 as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.47*

Retirement Plan for Employees of BRE Properties, Inc. (previously filed on March 12, 2003 as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, as amended by the Annual Report on the Registrant’s Form 10-K/A on June 12, 2003 and incorporated by reference herein)

10.48*	Form of option agreement for the 1999 BRE Stock Incentive Plan (previously files on March 16, 2005 as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.49

Form of option agreement for the Second Amended and Restated Non-Employee Directors Stock Option and Restricted Stock Plan (previously files on March 16, 2005 as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.50*

Form of performance share award for the 1999 BRE Stock Incentive Plan (previously files on March 16, 2005 as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.51

Form of restricted stock award agreement for the Second Amended and Restated Non-Employee Directors Stock Option and Restricted Stock Plan (previously files on March 16, 2005 as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.52

Credit Agreement by and among BRE Properties, Inc. as borrower, and each of Wachovia Capital Markets, LLC and RBS Securities Corporation and The Royal Bank Of Scotland, PLC, dated January 20, 2006 (previously filed on January 24, 2005 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.53

Second Amendment to Master Credit Facility Agreement by and between BRE-FMCF, LLC and Prudential Multifamily Mortgage Inc., dated August 1, 2005 (previously filed on July 5, 2005 as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

12	Statements re: computation of ratios

14	Code of Ethics

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, or compensatory plan or agreement.