Form 10-Q
period 2006-03-31
BRE PROPERTIES INC /MD/
filed 2006-05-10
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Number of shares of common stock outstanding as of May 5, 2006 51,313,178

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

March 31, 2006

PART I FINANCIAL INFORMATION

ITEM 1- Financial Statements

BRE Properties, Inc.

Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,588,423	$2,530,046
Construction in progress	175,001	171,423
Less: accumulated depreciation	(348,418)	(330,067)

	2,415,006	2,371,402
Equity interests in and advances to real estate joint ventures- Investments in rental properties	10,033	10,088
Real estate held for sale, net	196,179	195,447
Land under development	98,427	62,458

Total real estate portfolio	2,719,645	2,639,395
Other assets	65,269	64,995

Total assets	$2,784,914	$2,704,390

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured senior notes	$980,000	$980,000
Unsecured line of credit	386,000	301,000
Secured line of credit	75,000	75,000
Mortgage loans payable	203,825	204,574
Accounts payable and accrued expenses	59,275	55,999

Total liabilities	1,704,100	1,616,573

Minority interests	60,812	61,675
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized: 10,000,000 and 10,000,000 shares with $25 liquidation preference issued and outstanding at March 31, 2006 and December 31, 2005, respectively	100	100
Common stock, $0.01 par value, 100,000,000 shares authorized. Shares issued and outstanding: 51,317,339 and 50,874,474 at March 31, 2006 and December 31, 2005, respectively	513	509
Additional paid-in capital	1,098,443	1,085,687
Cumulative dividends in excess of accumulated net income	(78,274)	(59,234)
Stock purchase loans to executives	(780)	(920)

Total shareholders’ equity	1,020,002	1,026,142

Total liabilities and shareholders’ equity	$2,784,914	$2,704,390

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2006	2005
Revenues
Rental income	$75,382	$67,538
Ancillary income	3,454	2,874

Total revenues	78,836	70,412

Expenses
Real estate	25,162	22,468
Provision for depreciation	19,131	17,019
Interest	20,790	18,059
General and administrative	4,440	4,760
Other expenses	499	448

Total expenses	70,022	62,754

Other income	637	1,204
Income before minority interests, income from investments in unconsolidated entities and discontinued operations	9,451	8,862
Minority interests in income	(908)	(790)
Income from investments in unconsolidated entities	134	145

Income from continuing operations	8,677	8,217
Discontinued operations, net	3,178	3,566
Gain on sale of discontinued operations	—	21,523

Income from discontinued operations	3,178	25,089
Net Income	11,855	33,306
Dividends attributable to preferred stock	4,468	4,468

Net income available to common shareholders	$7,387	$28,838

Basic earnings per common share from continuing operations	$0.08	$0.07
Basic earnings per common share from discontinued operations	0.06	0.50

Basic earnings per common share	$0.14	$0.57

Diluted earnings per common share from continuing operations	$0.08	$0.07
Diluted earnings per common share from discontinued operations	0.06	0.49

Diluted earnings per common share	$0.14	$0.56

Weighted average common shares outstanding – basic	51,130	50,595

Weighted average common shares outstanding – assuming dilution	52,345	51,330

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited) (Dollar amounts in thousands)

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$11,855	$33,306
Adjustments to reconcile net income to net cash flows generated by operating activities:
Net gain on sale of discontinued operations	—	(21,523)
Income from unconsolidated entities	(77)	(93)
Distributions of earnings from unconsolidated entities	109	372
Provision for depreciation	19,131	18,220
Noncash stock based compensation expense	808	712
Minority interests in income	908	790
Increase in other assets	(5,802)	(3,679)
Increase (decrease) in accounts payable and accrued expenses	1,469	(12,810)

Net cash flows generated by operating activities	28,401	15,295

Cash flows from investing activities:
Additions for furniture fixture and equipment	(935)	(425)
Proceeds from sale of rental property, net of closing costs	—	35,948
Purchases of operating real estate	(28,298)	—
Deposits on property under contract	(556)	(3,763)
Capital expenditures	(1,466)	(1,076)
Rehabilitation expenditures and other	(5,783)	(3,476)
Additions to direct investment in real estate-construction in progress	(24,415)	(13,303)
Additions to land under development	(32,754)	(34,868)

Net cash flows used in investing activities	(94,207)	(20,963)

Cash flows from financing activities:
Principal payments on unsecured senior notes and mortgage loans	(750)	(11,084)
Lines of credit:
Advances	95,000	81,000
Repayments	(10,000)	(23,000)
Cash dividends paid to common shareholders	(26,425)	(25,307)
Cash dividends paid to preferred shareholders	(4,468)	(4,468)
Distributions to operating company unit holders	(474)	(510)
Distributions to other minority members	(405)	(280)
Proceeds from exercises of stock options and other, net	10,408	448
Proceeds from dividend reinvestment plan	431	155

Net cash flows generated by financing activities	63,317	16,954

(Decrease) increase in cash	(2,489)	11,286

Balance at beginning of period	18,543	—

Balance at end of period	$16,054	$11,286

Supplemental disclosure of non cash activities:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$22,098	$—

Increase in investment in rental properties and minority interest in connection with consolidation of variable interest entity	$—	$26,000

Change in accrued development costs for construction in progress and land under development	$1,257	$3,519

Change in carrying value of debt and other assets attributed to hedging activities	$—	$279

Conversion of Minority interest units to common stock	$1,031	$—

See condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2006

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements have been omitted. The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2005 of BRE Properties, Inc. (the “Company” or “BRE”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments only) necessary for a fair presentation of the Company’s consolidated financial statements for the interim periods presented.

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

NOTE B – STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” using the modified prospective method. Measurement of stock-based compensation under SFAS No. 123(R) is generally consistent with the provisions of SFAS No. 123, except that SFAS No. 123(R) requires companies to record compensation expense for stock-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Pro forma disclosure is no longer an alternative.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148). The Company adopted the prospective method as provided for in SFAS No. 148, under which the provisions of SFAS No. 123 were applied prospectively to all awards granted, modified or settled after January 1, 2003. Prior to the adoption of SFAS 123, the Company applied the intrinsic value method set forth in APB 25 to calculate the compensation expense for stock-based awards. The Company generally set the exercise price for its stock options equal to the market value on the grant date. As a result, the options generally had no intrinsic value on their grant dates, and therefore the Company did not record any compensation expense unless the terms of the stock options were subsequently modified.

For restricted stock awards, the calculation of compensation expense under APB 25, SFAS No. 123 and SFAS No. 123R is similar except for the accounting treatment for forfeitures. As a result, the Company estimates the forfeiture rate for all stock-based compensation at the time of grant and revises those estimates in subsequent periods if the actual forfeitures differ from the prior estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. In the pro-forma information required under SFAS 123 and in the Company’s restricted stock expense recorded for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to five years. At March 31, 2006 compensation cost related to nonvested awards totals approximately $13,800,000 and the weighted average period over which it is expected to be recognized is 3.4 years. During the three months ended March 31, 2006 13,188 restricted shares were awarded. At March 31, 2006, 437,216 restricted stock awards remained unvested. No stock options were awarded during the period.

The Company uses the Black-Scholes formula to estimate the value of stock options granted and records compensation expense on a straight-line basis using a single-option method. Prior to the adoption of SFAS 123, the Company applied the intrinsic value method set forth in APB 25 to calculate the compensation expense for stock-based awards. The Company generally set the exercise price for its stock options equal to the market value on the grant date. As a result, the options generally had no intrinsic value on their grant dates, and therefore the Company did not record any compensation expense unless the terms of the stock options were subsequently modified. Compensation costs for the three months ended March 31, 2006 include approximately $33,000 related to stock options for which compensation expense would not previously have been recognized.

The following table illustrates the pro forma effect on consolidated net income and earnings per share of all outstanding option awards for the period ended March 31, 2005.

(amounts in thousands, except per share data)	Three months ended March 31, 2005
Net income available to common shareholders, as reported	$28,838
Add: Stock-based compensation expense included in reported net income	712
Deduct: Total stock-based option expense determined under fair value based method for all awards	(801)

Pro forma net income	$28,749

Earnings per share:
Basic-as reported	$0.57
Basic-pro forma	$0.57
Diluted-as reported	$0.56
Diluted-pro forma	$0.56

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

During the first quarter of 2005, the Company entered into a 22-month lease with a put/call option arrangement with an unrelated third party of a recently developed operating community located in Chino Hills, California. The total consideration payable under the put/call option is $26,000,000. The Company made a non-refundable deposit of $4,000,000 that will remain in escrow throughout the lease term and will be applied towards the $26,000,000 purchase price, if purchased. At any time during the lease period the lessor can exercise a put option for the Company to purchase the asset. The Company is not obligated to purchase the asset if the lessor exercises the put option, but would forfeit the deposit if the community was not purchased. The Company does not have legal title to the asset owned by the third party. Based on management’s analysis, the Company determined that this arrangement is a VIE and that the Company is the primary beneficiary. The assets, liabilities and operations of the VIE are consolidated with the Company’s financial statements. The beneficial interest holders of the VIE have no recourse to the Company’s general credit. The impact to the consolidated balance sheet of the Company as of March 31, 2006 is an increase of $26,000,000 to Direct investments in Real estate and a corresponding increase to Minority interest. The impact to the consolidated statements of income for the three months ended March 31, 2006 was an increase in total revenues of $534,000, an increase in real estate expenses of $184,000, an increase in depreciation expense of $183,000 and an increase to minority interest expense of $300,000.

In addition to the deposit described above, at March 31, 2006, the Company has made non-refundable cash deposits for two purchase option agreements totaling approximately $1,325,000, which are included in other assets on the consolidated balance sheet as of March 31, 2006. The aggregate purchase price of properties under option is approximately $18,279,000. The option deposits generally represent the Company’s maximum exposure to loss if it elects not to purchase the optioned property. Based on analysis performed under FIN 46, the Company is not the primary beneficiary in any of the arrangements as of March 31, 2006.

BRE consolidates entities not deemed as VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company and other controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE D – DISCONTINUED OPERATIONS

The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include operating results, depreciation expense recognized prior to the classification as held for sale, and the net gain or loss on disposal. At March 31, 2006, the Company had seven operating apartment communities classified as held for sale under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The estimated proceeds less anticipated costs to sell the assets held for sale at March 31, 2006 are greater than the carrying values as of March 31, 2006. No depreciation has been recorded on these communities since August 2005. In addition, at March 31, 2006, the Company classified a parcel of land in Bellevue, Washington as held for sale.

The operating results for these seven communities classified as held for sale have been classified as discontinued operations for the three months ended March 31, 2006 and 2005. During the three months ended March 31, 2005 the Company sold one apartment community for a gain of $21,523,000. The operating results of this community and two communities sold during the second quarter of 2005 are also included in the discontinued operations for the three months ended March 31, 2005.

The following is a breakdown of the gain on sales and the combined results of operations for the properties included in discontinued operations:

	For the Three Months ended March 31,
(amounts in thousands)	2006	2005
Rental and ancillary income	$5,086	$7,114
Real estate expenses	(1,908)	(2,347)
Provision for depreciation	—	(1,201)

Income from discontinued operations, net	$3,178	$3,566

Gain on sales	—	21,523

Total discontinued operations	$3,178	$25,089

Subsequent to the end of the first quarter 2006, the Company contributed the seven communities, classified as held for sale at March 31, 2006 in exchange for a 15% equity interest in newly formed joint ventures and approximately $200,000,000. Under the terms of the agreements, BRE contributed seven properties with 2,184 units located in Denver, Colorado and Phoenix, Arizona, for a total value of $235,000,000. The joint venture partner contributed approximately $200,000,000 to obtain 85% equity interest in the ventures. The Company used proceeds from the transaction to pay down our unsecured line of credit. The Company will continue to manage the properties for a management fee.

NOTE E – EQUITY

During the three months ended March 31, 2006, 343,117 shares of common stock were issued under the Company’s stock option plans, 61,453 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan, and 38,295 operating company units were converted to common stock.

NOTE F – LEGAL MATTERS

On April 14, 1997, the Company purchased Red Hawk Ranch Apartments, a 453-unit operating community in Fremont, California, from an unrelated third party builder. The community now requires extensive replacement work to correct damage the Company believes was caused by construction defects. On March 18, 2003, the Company filed suit in the Alameda County Superior Court against the builder and other parties for faulty workmanship, to protect against statutes of limitation. The Company conducted testing to determine the extent of the damage and discovered that the exterior shell of each building at the community had been compromised. As a result, during second quarter 2004, the Company expanded the size and scope of the lawsuit.

Litigation and consulting charges recognized during the three months ended March 31, 2006 and 2005 totaled $499,000 and $448,000 respectively, and are reported as other expenses on the Consolidated Statements of Income. The charges reported include litigation costs and consulting fees incurred during destructive testing to determine the extent of the damage and required reconstruction. The Company commenced reconstruction during the second quarter of 2005 and expects to have the community restored during the next 12 to 15 months. The cost of reconstruction is estimated to total approximately $22,000,000, of this total $8,000,000 has been incurred through March 31, 2006.

On January 27, 2006, the Company reached a settlement in connection with the Red Hawk Ranch apartment community with the builder and other parties. Under terms of the settlement, the Company agreed to receive $17,500,000 from various defendants and the assignment of certain agreements and claims associated with three subcontractors against whom the Company intended to continue litigation. In April of 2006, the Company reached settlement terms with the subcontractors, in an amount totaling $2,000,000. Settlement funds totaling $19,500,000 were received by BRE in April of 2006 and the amount will be recorded as other income during the second quarter of 2006.

The net book value of the components of the buildings that are damaged and being replaced approximate $9,400,000 and are being depreciated over the reconstruction period. During reconstruction, costs that extend the useful life of the asset, increase its value or enhance safety of the community will be capitalized. All other costs, including legal and consulting, are expensed as incurred.

As of March 31, 2006, other than the legal matter referenced above, there were no pending legal proceedings to which the Company is a party or of which any of the Company’s properties is the subject, which management anticipates would have a material adverse effect upon the Company’s consolidated financial condition and results of operations.

NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections”, which is effective for periods beginning after December 15, 2005. This statement replaces APB Opinion No. 20 “Accounting Changes” (APB 20) and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. APB 20 previously required that most voluntary changes in accounting principle be recognized by including, in net income of the period of the change, the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. The Company does not expect that this standard will impact its financial position or results of operations.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2006

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

Executive Summary

We are a self-administered equity real estate investment trust, or “REIT”, focused on the acquisition, development and management of multifamily apartment communities in seven metropolitan markets of the Western United States. At March 31, 2006, our portfolio had real estate assets with a net book value of approximately $2.7 billion that included 84 wholly or majority-owned apartment communities, aggregating 24,442 units; two multifamily communities owned in joint ventures, comprised of 488 apartment units; and eleven wholly or majority-owned apartment communities in various stages of construction and development, totaling 2,899 units.

We currently have six communities with a total of 1,536 units under construction, for a total estimated investment of $356,300,000, and an estimated balance to complete totaling $131,800,000. Expected delivery dates for these units range from second quarter 2006 through fourth quarter 2007. The development communities are located in Northern and Southern California. At March 31, 2006, we owned five parcels of land representing 1,363 units of future development, for an estimated aggregate cost of $399,300,000 upon completion. The land parcels are located in Northern and Southern California, and the Seattle, Washington metro area.

Our year-over-year operating results reflect increased property-level same-store performance, rental and ancillary income from acquisitions completed during 2005 and 2004, and properties in the lease-up phase of development. The property acquisitions and completed development properties are considered “Non same-store communities.” Additional income from “same-store” and “non-same-store” communities was partially offset by an increase to interest expense.

Results of Operations

Comparison of the Three Months Ended March 31, 2006 and 2005

Revenues

Total revenues were $78,836,000 for the three months ended March 31, 2006, compared to $70,412,000 for the same period in 2005. The increase in total revenues was generated from communities acquired, developed and stabilized after December 31, 2004, which we define as our “non-same-store” communities and improved results from same-store communities. “Non same-store” communities increased revenue by $4,215,000 for the three months ended March 31, 2006, compared to same period in 2005. During the 15 months subsequent to December 31, 2004, we acquired 1,731 units and completed the construction, and lease up, of 234 units. In the first quarter of 2006, on a “same-store” basis, rental and ancillary revenues increased $4,209,000, or 6.6%, primarily due to increases in market rents. Monthly market rents in the “same-store” portfolio for the first quarter 2006 grew 8% to $1,282 per unit from $1,182 in the first quarter of 2005.

A summary of the components of revenues for the quarters ended March 31, 2006 and 2005 follows (dollar amounts in thousands):

	Three months ended March 31, 2006		Three months ended March 31, 2005		% Change from 2005 to 2006
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Rental income	$73,382	96%	$67,538	96%	9%
Ancillary income	3,454	4%	2,874	4%	20%

Total revenues	$78,836	100%	$70,412	100%	9%

The total increase in rental and ancillary income of $8,424,000 for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005 generated from same-store and non same-store communities was as follows (dollar amounts in thousands):

2006 Increase
Same-store communities	$4,209
Non Same-store communities	4,215

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$8,424

Expenses

Real Estate Expenses

For the quarter ended March 31, 2006, real estate expenses totaled $25,162,000 as compared with $22,468,000 for the quarter ended March 31, 2005. The year-over-year increase in total real estate expenses was attributable to increases in expenses from both same store and “non-same-store communities”. Same store expenses increased $1,248,000 (six percent) primarily due to increased costs associated with turnover and payroll. The increased turnover costs are driven by the costs of carpet and flooring products and an increase in the number of appliance replacements. Non same store expenses increased $1,446,000 from the quarter ended March 31, 2005 and represent the increase in year over year size of the portfolio.

A summary of the categories of real estate expenses for the three months ended March 31, 2006 and 2005 follows (dollar amounts in thousands):

	Three months ended March 31, 2006		Three months ended March 31, 2005		% Change from 2005 to 2006
	Expense	% of Total Revenues	Expense	% of Total Revenues
Same-store	$21,503	28%	$20,255	29%	6%
Non same-store	3,659	5%	2,213	3%	65%

Total real estate expenses	$25,162	33%	$22,468	32%	12%

Provision for Depreciation

The provision for depreciation increased to $19,131,000 for the quarter ended March 31, 2006, from $17,019,000 for the same period in 2005, excluding depreciation on discontinued operations. The $2,112,000 increase in 2006 resulted primarily from higher depreciable bases on new property acquisitions and development properties completed.

Interest Expense

Interest expense was $20,790,000 (net of interest capitalized to the cost of apartment communities under development of $3,661,000) for the quarter ended March 31, 2006, an increase of $2,731,000 or 15% from the comparable period in 2005. Interest expense was $18,059,000 for the same period in 2005 and was net of $2,003,000 of interest capitalized to the cost of apartment communities under construction. The increase in interest expense was primarily due to the issuance of $150,000,000 aggregate principal amount of unsecured notes and the assumption of $35,000,000 of secured debt related to our acquisition of the Mission Grove apartment community during the Second Quarter 2005. We also had a higher average balance on our unsecured line of credit, and short-term interest rates have increased year over year.

General and Administrative

General and administrative costs totaled $4,440,000, or approximately 6% of total revenues, for the first quarter of 2006 compared to $4,760,000, or approximately 7% of total revenues, for the first quarter of 2005. The decrease from 2005 is primarily due to excess legal and professional fees incurred during the first quarter of 2005 related to the restatement of prior period financial statements.

Other Expenses

Other expenses totaled $499,000 and $448,000 for the three months ended March 31, 2006 and 2005, respectively, and represent litigation and consulting costs incurred in connection with the construction defect litigation we are pursuing against the builder of our Red Hawk Ranch Community, located in Fremont, California and various subcontractors. See Part II, Item 1 “Legal Proceedings.”

Minority Interests in Income

Minority interests in income totaled $908,000 and $790,000 for the three months ended March 31, 2006 and 2005, respectively. Minority interests in income primarily increased as a result of the consolidation of a variable interest entity in February of 2005 under the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. See “NOTE C – CONSOLIDATION OF VARIABLE INTEREST ENTITIES”.

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

During the first quarter of 2006, there were no communities sold. At March 31, 2006 and December 31, 2005, there were seven operating apartment communities classified as held for sale under the provisions of SFAS 144. The estimated proceeds less anticipated costs to sell the assets held for sale at March 31, 2006 are greater than the carrying values as of March 31, 2006. No depreciation has been recorded on these communities since August 2005.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock for the first quarter of 2006 and 2005 represent the dividends on our 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended March 31, 2006 was $7,387,000, or $0.14 per diluted share, as compared with $28,838,000, or $0.56 per diluted share, for the comparable period in 2005.

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

Borrowings under our revolving unsecured line of credit totaled $386,000,000 at March 31, 2006, compared to $301,000,000 at December 31, 2005. Drawings on the revolving unsecured line of credit are available to fund our investment activities and for general corporate purposes. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

During the first quarter 2006, we replaced our existing credit facility with a $600,000,000 unsecured revolving line of credit with a group of 14 lenders. The new credit facility has a four-year term with a one-year extension, which is available at our sole option. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 57.5 basis points. In addition, we pay a 15 basis point annual facility fee on the capacity of the facility. The new credit facility will be used to fund acquisition and development activities as well as for general working capital purposes.

During the second quarter of 2005, we decreased the borrowings on our secured credit facility with Fannie Mae from $140,000,000 to $75,000,000. In August 2005, we amended the credit facility to reduce the number of multifamily communities securing the line from nine to four and relaxed certain collateral requirements. These four multifamily communities are held by a consolidated subsidiary of the Company. Current borrowings under the facility bear interest at variable rates with maturities from one to nine months, plus a facility fee of 0.65%. Our borrowing cost, including interest, margin and fees, averaged 5.78% for the three months ended March 31, 2006. Subject to the terms of the facility, we have the option to increase its size to $250,000,000. Borrowings under the secured facility are limited by the value of the properties we have pledged as security. Drawings under the facility are available to fund our investment activities and for general corporate purposes. The facility matures in 2008.

We had a total of $980,000,000 principal amount in unsecured senior notes at March 31, 2006, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
March 2007	150,000,000	5.950%
June 2007	50,000,000	7.200%
March 2009	50,000,000	3.580%
September 2009	150,000,000	5.750%
May 2010	150,000,000	4.875%
January 2011	250,000,000	7.450%
February 2013	130,000,000	7.125%
March 2014	50,000,000	4.700%

Total / Weighted Average Interest Rate	$980,000,000	6.172%

In addition, at March 31, 2006, we had mortgage indebtedness with a principal amount outstanding totaling $203,825,000 at an average interest rate of 6.23%, and remaining terms of from less than one year to seven years.

As of March 31, 2006, we had total outstanding debt balances of approximately $1,645,000,000 and total outstanding consolidated shareholders’ equity and minority interests of approximately $1,080,000,000, representing a debt to total book capitalization ratio of 60%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants during the three months ended March 31, 2006 and 2005.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2006, such as scheduled debt repayments, construction funding and property acquisitions. At March 31, 2006, we had an estimated cost of approximately $131,800,000 to complete existing construction in progress, with funding estimated from 2005 through 2007. Scheduled debt repayments through December 31, 2006 total approximately $14,908,000.

During the first quarter of 2004, we filed a shelf registration statement with the Securities and Exchange Commission under which we may issue up to $700,000,000 of securities including debt, convertible debt, common stock and preferred stock. Our 2005 $150,000,000 note offering and our 2004 Series D preferred stock offering totaling $75,000,000 reduced the amount available for future issuances under this registration statement to $475,000,000. Depending upon market conditions, we may issue securities under this or under future shelf registration statements. Proceeds from these issuances may be used for general corporate purposes, including investing in additional multifamily communities, funding development activities, capital expenditures, redemption of securities, increasing our working capital and repaying indebtedness. Pending the application of the net proceeds, we may invest the proceeds in investment-grade, interest-bearing securities or temporarily reduce borrowings under our revolving unsecured line of credit.

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

Critical Accounting Policies

We define critical accounting policies as those that require management’s most difficult, subjective or complex judgments. A summary of our critical accounting policies follows. Additional discussion of accounting policies that we consider significant, including further discussion of the critical accounting policies described below, can be found in the notes to our consolidated financial statements in our 2005 Annual Report on Form 10-K.

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

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” using the modified prospective method. Measurement of stock-based compensation under SFAS No. 123(R) is generally consistent with the provisions of SFAS No. 123, except that SFAS No. 123(R) requires us to record compensation expense for stock-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Pro forma disclosure is no longer an alternative.

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148). We adopted the prospective method as provided for in SFAS No. 148, under which the provisions of SFAS No. 123 were applied prospectively to all awards granted, modified or settled after January 1, 2003. Prior to the adoption of SFAS 123, we applied the intrinsic value method set forth in APB 25 to calculate the compensation expense for stock-based awards. We generally set the exercise price for its stock options equal to the market value on the grant date. As a result, the options generally had no intrinsic value on their grant dates, and therefore we did not record any compensation expense unless the terms of the stock options were subsequently modified.

For restricted stock awards, the calculation of compensation expense under APB 25, SFAS No. 123 and SFAS No. 123R is similar except for the accounting treatment for forfeitures. As a result, we estimate the forfeiture rate for all stock-based compensation at the time of grant and revise those estimates in subsequent periods if the actual forfeitures differ from the prior estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. In the pro-forma information required under SFAS 123 and in our restricted stock expense recorded for periods prior to January 1, 2006, we accounted for forfeitures as they occurred. Certain restricted share awards granted to executive officers vest based on the executive officers’ success in attaining corporate financial objectives over the course of five year periods. We review the performance to date and record expense based on the probability that stated objectives will be achieved.

Stock based compensation awards under our plans vest over periods ranging from one to five years. At March 31, 2006 compensation cost related to nonvested awards totals approximately $13,800,000 and the weighted average period over which it is expected to be recognized is 3.4 years. During the three months ended March 31, 2006 13,188 restricted shares were awarded. At March 31, 2006, 437,216 restricted stock awards remained unvested. No stock options were awarded during the period.

We use the Black-Scholes formula to estimate the value of stock options granted and record compensation expense on a straight-line basis using a single-option method. Prior to the adoption of SFAS 123, we applied the intrinsic value method set forth in APB 25 to calculate the compensation expense for stock-based awards. We generally set the exercise price for its stock options equal to the market value on the grant date. As a result, the options generally had no intrinsic value on their grant dates, and therefore we did not record any compensation expense unless the terms of the stock options were subsequently modified. Compensation costs for the three months ended March 31, 2006 include approximately $33,000 related to stock options for which compensation expense would not previously have been recognized.

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

Construction in progress and land under development

The following table provides data on our eleven multifamily properties that are currently under various stages of development and construction. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot assure that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed units shown in the table below.

(Dollar amounts in millions) Property Name	Location	Proposed Number of Units	Costs Incurred to Date - March 31, 2006[1]	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date[2]
Construction in Progress
The Heights	Chino Hills, CA	208	$41.2	$42.0	$0.8	2Q/2006
Bridgeport Coast	Santa Clarita, CA	188	37.6	41.0	3.4	3Q/2006
Galleria at Towngate	Moreno Valley, CA	268	37.8	41.1	3.3	2Q/2006
Renaissance at Uptown Orange	Orange, CA	460	50.2	114.7	64.5	3Q/2007
Bay Vista Apartments	Emeryville, CA	224	23.3	63.3	40.0	4Q/2007
The Stuart at Sierra Madre Villa	Pasadena, CA	188	34.4	54.2	19.8	1Q/2007

Total Construction in Progress		1,536	$224.5	$356.3	$131.8

Property Name	Location	Proposed Number of Units	Costs Incurred to Date - March 31, 2006[4]	Estimated Total Cost	Estimated Construction Start
Land under development[3]
Belcarra Apartments	Bellevue, WA	297	$16.4	$72.5	3Q/2006
Denny Way Apartments	Seattle, WA	194	10.0	49.0	3Q/2006
5600 Wilshire	Los Angeles, CA	284	38.4	121.0	2Q/2006
Stadium Park	Anaheim, CA	320	33.6	77.2	3Q/2006
Crossings	Santa Clara, CA	268	29.3	79.6	2Q/2007

Total Land Under Development		1,363	$127.7	$399.3

(1)	Reflects all recorded costs incurred as of March 31, 2006, recorded on our Consolidated Balance Sheet as “Direct investments in real estate-construction in progress” and $28 million of costs for the 192 completed units on The Heights, $16.2 million of costs for the 160 completed units on Galleria at Towngate and $5.4 million of cost for the 36 completed units on Bridgeport Coast which are reflected on our Consolidated Balance Sheet as “Direct investments in real estate-investments in rental properties.”

(2)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.

(3)	Land under development represents projects in various stages of pre-development, development, and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our Consolidated Balance Sheet.

(4)	Reflects all recorded costs incurred as of March 31, 2006, recorded on our Consolidated Balance Sheet as “Land under development.” Included in this amount is $29.3 million of costs for Crossings which currently has four office buildings which are reflected on our Consolidated Balance Sheet as “direct investments in real estate-investments in rental properties” and will be converted to a multifamily development project at a later date.

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our 2006 annual dividend on our common shares was increased to $2.05 per share, from $2.00 per share in 2005. Total dividends paid to common shareholders for the three months ended March 31, 2006 and 2005 were $26,425,000 and $25,307,000, respectively. In addition, we paid $4,468,000 in aggregate dividends on our 8.50% Series A, 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock during the three months ended March 31, 2006 and 2005, respectively.

Total distributions to minority members of our consolidated subsidiaries were $879,000 and $790,000 for the three months ended March 31, 2006 and 2005, respectively.

ITEM 3—Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2005.

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

As of March 31, 2006, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On April 14, 1997, the Company purchased Red Hawk Ranch Apartments, a 453-unit operating community in Fremont, California, from an unrelated third party builder. The community now requires extensive replacement work to correct damage the Company believes was caused by construction defects. On March 18, 2003, the Company filed suit in the Alameda County Superior Court against the builder and other parties for faulty workmanship, to protect against statutes of limitation. The Company conducted testing to determine the extent of the damage and discovered that the exterior shell of each building at the community had been compromised. As a result, during second quarter 2004, the Company expanded the size and scope of the lawsuit.

Litigation and consulting charges recognized during the three months ended March 31, 2006 and 2005 totaled $499,000 and $448,000 respectively, and are reported as other expenses on the Consolidated Statements of Income. The charges reported include litigation costs and consulting fees incurred to date during destructive testing to determine the extent of the damage and required reconstruction. The Company commenced reconstruction during the second quarter of 2005 and expects to have the community restored during the next 12 to 15 months. The cost of reconstruction is estimated to total approximately $22,000,000, of this total $8,000,000 has been incurred through March 31, 2006.

On January 27, 2006, the Company reached a settlement in connection with the Red Hawk Ranch apartment community with the builder and other parties. Under terms of the settlement, the Company agreed to receive $17,500,000 from various defendants and the assignment of certain agreements and claims associated with three subcontractors against whom the Company intended to continue litigation. In April of 2006, the Company reached settlement terms with the subcontractors, in an amount totaling $2,000,000. Settlement funds totaling $19,500,000 were received by BRE in April of 2006 and the amount will be recorded as other income during the second quarter of 2006.

As of March 31, 2006, other than the legal matter referenced above, there were no pending legal proceedings to which the Company is a party or of which any of the Company’s properties is the subject, which management anticipates would have a material adverse effect upon the Company’s consolidated financial condition and results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any securities during the three months ended March 31, 2006 that were not registered under the Securities Act.

In 2001, our Board of Directors authorized the repurchase of our common stock in an amount up to $60,000,000. The timing of repurchase activity is dependent upon the market price of our shares and other market conditions and factors. As of March 31, 2006, we had cumulatively repurchased a total of approximately $51,100,000 of common stock, representing 1,785,600 shares at an average purchase price of $28.64 per share. No shares were repurchased during the three months ended March 31, 2006. On April 21, 2005, the Board of Directors replenished the authorized share repurchase capacity to provide for repurchases of up to $60,000,000 from that date forward.

ITEM 3.	Defaults Upon Senior Securities.

None

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits.

10.1	Credit Agreement by and among BRE Properties, Inc., as borrower, and each of Wachovia Capital Markets, LLC and RBS Securities Corporation, as joint lead arranger and joint book manager, The Royal Bank Of Scotland, PLC, as syndication agent, Bank Of America, N.A., as co-documentation agent, Commerzbank AG, as co-documentation agent, the several financial institutions from time to time party thereto, collectively, as lenders, and Wachovia Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, entered into as of January 20, 2006 (previously filed on January 24, 2006 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC. (Registrant)

Date: May 10, 2006	/s/ Edward F. Lange, Jr.
Edward F. Lange, Jr.
Executive Vice President,
Chief Financial Officer and Secretary (principal financial officer)