Form 10-Q
period 2006-06-30
BRE PROPERTIES INC /MD/
filed 2006-08-03
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

☒   Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

☒   Large Accelerated Filer                 ☐   Accelerated Filer                 ☐   Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes     ☒   No

Number of shares of common stock outstanding as of July 31, 2006	51,568,941

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

June 30, 2006

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements

BRE Properties, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,656,658	$2,530,046
Construction in progress	134,293	171,423
Less: accumulated depreciation	(366,222)	(330,067)

	2,424,729	2,371,402
Equity interests in and advances to real estate joint ventures- Investments in rental properties	38,644	10,088
Real estate held for sale, net	—	195,447
Land under development	106,206	62,458

Total real estate portfolio	2,569,579	2,639,395
Cash	4,365	18,543
Other assets	52,759	46,452

Total assets	$2,626,703	$2,704,390

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured senior notes	$980,000	$980,000
Unsecured line of credit	180,000	301,000
Mortgage loans payable	203,087	204,574
Secured line of credit	75,000	75,000
Accounts payable and accrued expenses	61,408	55,999

Total liabilities	1,499,495	1,616,573

Minority interests	60,043	61,675
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized: 10,000,000 shares with $25 liquidation preference issued and outstanding at June 30, 2006 and December 31, 2005, respectively.	100	100
Common stock, $0.01 par value, 100,000,000 shares authorized. Shares issued and outstanding: 51,385,437 and 50,874,474 at June 30, 2006 and December 31, 2005, respectively.	514	509
Additional paid-in capital	1,101,452	1,085,687
Cumulative dividends in excess of accumulated net income	(34,126)	(59,234)
Stock purchase loans to executives	(775)	(920)

Total shareholders’ equity	1,067,165	1,026,142

Total liabilities and shareholders’ equity	$2,626,703	$2,704,390

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,
	2006	2005
Revenues
Rental income	$78,466	$69,015
Ancillary income	3,621	3,676

Total revenues	82,087	72,691

Expenses
Real estate	26,163	22,742
Provision for depreciation	18,376	16,810
Interest	19,680	18,378
General and administrative	4,745	4,048
Other expenses	62	281

Total expenses	69,026	62,259

Other income	23,392	497
Income before minority interests, income from investments in unconsolidated entities and discontinued operations	36,453	10,929
Minority interests in income	(897)	(915)
Income from investments in unconsolidated entities	444	102

Income from continuing operations	36,000	10,116
Discontinued operations, net	783	2,479
Gain on sale of discontinued operations	38,302	5,374

Income from discontinued operations	39,085	7,853
Net Income	75,085	17,969
Dividends attributable to preferred stock	4,468	4,468

Net Income available to common shareholders	$70,617	$13,501

Basic earnings per common share from continuing operations	$0.62	$0.11
Basic earnings per common share from discontinued operations	0.76	0.16

Basic earnings per common share	$1.38	$0.27

Diluted earnings per common share from continuing operations	$0.60	$0.11
Diluted earnings per common share from discontinued operations	0.73	0.15

Diluted earnings per common share	$1.33	$0.26

Weighted average common shares outstanding – basic	51,335	50,810

Weighted average common shares outstanding – assuming dilution	53,520	51,560

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Six Months Ended June 30,
	2006	2005
Revenues
Rental income	$153,848	$136,553
Ancillary income	7,075	6,550

Total revenues	160,923	143,103

Expenses
Real estate	51,325	45,210
Provision for depreciation	37,507	33,829
Interest	40,470	36,437
General and administrative	9,185	8,808
Other expenses	562	729

Total expenses	139,049	125,013

Other income	24,029	1,701
Income before minority interests, income from investments in unconsolidated entities and discontinued operations	45,903	19,791
Minority interests in income	(1,805)	(1,705)
Income from investments in unconsolidated entities	578	247

Income from continuing operations	44,676	18,333
Discontinued operations, net	3,961	6,044
Gain on sale of discontinued operations	38,302	26,897

Income from discontinued operations	42,263	32,941
Net Income	86,939	51,274
Dividends attributable to preferred stock	8,936	8,936

Net Income available to common shareholders	$78,003	$42,338

Basic earnings per common share from continuing operations	$0.70	$0.19
Basic earnings per common share from discontinued operations	0.82	0.65

Basic earnings per common share	$1.52	$0.84

Diluted earnings per common share from continuing operations	$0.68	$0.18
Diluted earnings per common share from discontinued operations	0.81	0.64

Diluted earnings per common share	$1.49	$0.82

Weighted average common shares outstanding – basic	51,220	50,695

Weighted average common shares outstanding – assuming dilution	52,435	51,440

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$86,939	$51,274
Adjustments to reconcile net income to net cash flows generated by operating activities:
Net gain on sale of discontinued operations	(38,302)	(26,897)
Net gain on sale of investments	(3,485)	—
Income from investments in unconsolidated entities	(309)	(142)
Distributions of earnings from unconsolidated entities	103	638
Provision for depreciation	37,507	36,255
Noncash stock based compensation expense	1,981	1,480
Minority interests in income	1,805	1,705
Increase in other assets	(8,446)	(1,096)
Increase (decrease) in accounts payable and accrued expenses	8,596	(5,672)

Net cash flows generated by operating activities	86,389	57,545

Cash flows from investing activities:
Additions for furniture fixture and equipment	(1,571)	(1,778)
Proceeds from sales of property, net of closing costs	218,874	87,280
Purchases of operating real estate	(28,298)	(54,417)
Deposits on property under contract	(1,368)	(6,508)
Capital expenditures	(5,885)	(5,215)
Rehabilitation expenditures and other	(12,770)	(8,374)
Additions to direct investment in real estate-construction in progress	(45,542)	(30,254)
Additions to land under development	(49,797)	(38,706)

Net cash flows generated by (used in) investing activities	73,643	(57,972)

Cash flows from financing activities:
Issuance of unsecured senior notes, net	—	148,087
Principal payments on unsecured senior notes and mortgage loans	(1,488)	(21,695)
Lines of credit:
Advances	115,000	253,000
Repayments	(236,000)	(316,000)
Cash dividends paid to common shareholders	(52,894)	(50,665)
Cash dividends paid to preferred shareholders	(8,936)	(8,936)
Distributions to operating company unit holders	(937)	(1,019)
Distributions to other minority members	(811)	(686)
Proceeds from exercises of stock options and other, net	11,014	2,809
Proceeds from dividend reinvestment plan	842	643

Net cash flows (used in) generated by financing activities	(174,210)	5,538

(Decrease) increase in cash	(14,178)	5,111

Balance at beginning of period	18,543	—

Balance at end of period	$4,365	$5,111

Consolidated Statements of Cash Flows Cont. (unaudited)

(Dollar amounts in thousands)

	For the Six Months Ended June 30,
	2006	2005
Supplemental disclosure of non cash activities:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$78,951	$4,057

Increase in investment in rental properties and minority interest in connection with consolidation of variable interest entity	$—	$26,000

Change in accrued development costs for construction in progress and land under development	$3,698	$85

Change in carrying value of debt and other assets attributed to hedging activities	$—	$428

Conversion of Minority interest units to common stock	$1,631	$—

See condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2006

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

NOTE B – STOCK-BASED COMPENSATION

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123(R), which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method. This method requires the recognition of compensation cost for all share based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the three and six months ended June 30, 2006 includes all awards outstanding that are vesting during the period. From January 1, 2003 through December 31, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148). The Company adopted the prospective method as provided for in SFAS No. 148, under which the provisions of SFAS No. 123 were applied prospectively to all awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based compensation included in the determination of consolidated net income for the three and six months ended June 30, 2005 is less than that which would have been recognized if the fair value method had been applied to all option awards in prior years. Prior to 2003, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to five years. At June 30, 2006, compensation cost related to nonvested awards not yet recognized totaled approximately $13,300,000 and the weighted average period over which it is expected to be recognized is 3.1 years. During the six months ended June 30, 2006, 19,373 restricted shares and 49,872 stock options were awarded.

The Company uses the Black-Scholes formula to estimate the value of stock options granted. Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS No. 123 on January 1, 2003 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation costs totaling $27,000 were recognized during the three months ended June 30, 2006 and $60,000 for the six months ended June 30, 2006 under SFAS No. 123(R) that were not previously recognized under SFAS No. 123.

The following table illustrates the pro forma effect on consolidated net income and earnings per share of all outstanding option awards for each period.

	June 30, 2005
(amounts in thousands, except per share data)	Three months ended	Six months ended
Net income available to common shareholders, as reported	$13,501	$42,338
Add: Stock-based compensation expense included in reported net income	767	1,480
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(814)	(1,616)

Pro forma net income	$13,454	$42,202

Earnings per share:
Basic-as reported	$0.27	$0.84
Basic-pro forma	$0.26	$0.83
Diluted-as reported	$0.26	$0.82
Diluted-pro forma	$0.26	$0.82

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

During the first quarter of 2005, the Company entered into a 22-month lease with a put/call option arrangement with an unrelated third party of a recently developed operating community located in Chino Hills, California. The total consideration payable under the put/call option is $26,000,000. The Company made a non-refundable deposit of $4,000,000 that will remain in escrow throughout the lease term and will be applied towards the $26,000,000 purchase price, if purchased. At any time during the lease period the lessor can exercise a put option for the Company to purchase the asset. The Company is not obligated to purchase the asset if the lessor exercises the put option, but would forfeit the deposit if the community is not purchased. The Company does not have legal title to the asset owned by the third party. Based on management’s analysis, the Company determined that this arrangement is a VIE and that the Company is the primary beneficiary. The assets, liabilities and operations of the VIE are consolidated with the Company’s financial statements. The beneficial interest holders of the VIE have no recourse to the Company’s general credit. The impact to the consolidated balance sheet of the Company as of June 30, 2006 is an increase of $26,000,000 to direct investments in real estate and a corresponding increase to minority interest. The impact to the consolidated statements of income for the six months ended June 30, 2006 was an increase in total revenues of $1,085,000, an increase in real estate expenses of $326,000, an increase in depreciation expense of $324,000 and an increase to minority interest expense of $600,000.

In addition to the deposit described above, at June 30, 2006, the Company has made non-refundable cash deposits for four purchase option agreements totaling approximately $2,412,000, which are included in other assets on the consolidated balance sheet. The aggregate purchase price of properties under option is approximately $41,372,000. The option deposits generally represent the Company’s maximum exposure to loss if it elects not to purchase the optioned property. Based on analysis performed under FIN 46, the Company is not the primary beneficiary in any of the arrangements as of June 30, 2006.

BRE consolidates entities not deemed as VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company and other controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE D – DISCONTINUED OPERATIONS

The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations if deemed a component of an entity. The property-specific components of net earnings that are classified as discontinued operations include operating results, depreciation expense recognized prior to the classification as held for sale, and the net gain or loss on disposal. At June 30, 2006, the Company had no assets classified as held for sale under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

On April 27, 2006, the Company contributed the seven communities, classified as held for sale at March 31, 2006, to seven newly formed joint ventures in exchange for a 15% equity interest in each joint venture and approximately $200,000,000 in cash from the joint ventures. Under the terms of the agreements, the company contributed seven properties with 2,184 units located in Denver, Colorado and Phoenix, Arizona, for a total value of $235,000,000. The joint venture partner contributed approximately $200,000,000 to obtain an 85% equity interest in each of the ventures. In accordance with the provisions of APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock”, the Company accounts for its investments in these joint ventures under the equity method of investment. These seven joint venture investments, are reported as equity interests in investments in rental properties on the consolidated balance sheet. The Company’s net carrying value of its joint venture investments, at the time of contribution totaled approximately $189,000,000, which is equal to 15% of the net carrying value in the seven communities at the time they were contributed to the joint ventures.

The company recorded a gain on the sale of the assets totaling $38,302,000. During the quarter, the seven communities contributed $783,000 in net income prior to the April 27, 2006 sale. The combined gain and operating activities total $39,085,000 and are reported as discontinued operations for the quarter ended June 30, 2006.

During the second quarter of 2005, the Company sold Pinnacle Mountain View, with 324 units, and Pinnacle Canyon View, with 288 units, both located in Salt Lake City, Utah. Pinnacle Mountain View was sold for approximately $27,750,000, resulting in a gain on sale of approximately $3,851,000. Pinnacle Canyon View was sold for approximately $25,000,000, resulting in a gain on sale of approximately $1,523,000. These two sales concluded our exit from the Salt Lake City market.

During the first quarter of 2005, the Company sold Scottsdale Cove, with 316 units, located in Scottsdale, Arizona for gross proceeds of approximately $36,500,000, resulting in a gain on sale of approximately $21,523,000.

The net gain on sale and the combined results of operations for these ten properties for each quarter and six month ended period presented are included in discontinued operations on the consolidated statements of income. These amounts totaled $39,085,000 and $7,853,000 for the three months ended June 30, 2006 and 2005, and $42,263,000 and $32,941,000 for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, no assets were classified as held for sale.

The following is a breakdown of the gain on sales and the combined results of operations for the properties included in discontinued operations:

	For the Three Months ended June 30,		For the Six Months ended June 30,
(amounts in thousands)	2006	2005	2006	2005
Rental and ancillary income	$1,560	$5,791	$6,646	$12,905
Real estate expenses	(777)	(2,087)	(2,685)	(4,435)
Provision for depreciation	—	(1,225)	—	(2,426)

Income from discontinued operations, net	$783	$2,479	$3,961	$6,044

Gain on sales	38,302	5,374	38,302	26,897

Total discontinued operations	$39,085	$7,853	$42,263	$32,941

NOTE E – EQUITY

During the six months ended June 30, 2006, 435,479 shares of common stock were issued under the Company’s stock option plans, and 14,909 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan and 60,575 operating company units were converted to common stock.

NOTE F – LEGAL MATTERS

On April 14, 1997, the Company purchased Red Hawk Ranch Apartments, a 453-unit operating community in Fremont, California, from an unrelated third party builder. The community now requires extensive replacement work to correct damage the Company believes was caused by construction defects. On March 18, 2003, the Company filed suit in the Alameda County Superior Court against the builder and other parties for faulty workmanship, to protect against statutes of limitation. The Company conducted testing to determine the extent of the damage and discovered that the exterior shell of each building at the community had been compromised. As a result, during the second quarter 2004, the Company expanded the size and scope of the lawsuit.

Litigation and consulting charges are reported as other expenses on the consolidated statements of income. These charges totaled $62,000 and $281,000 for the three months ended June 30, 2006 and 2005, and $562,000 and $729,000 for the six months ended June 30, 2006 and 2005, respectively. The charges reported include litigation costs and consulting fees incurred for destructive testing to determine the extent of the damage and required reconstruction. The Company commenced reconstruction during the second quarter of 2005 and expects to have the community restored during the next 9 to 12 months. The cost of reconstruction is estimated to total approximately $22,500,000, of this total $11,700,000 has been incurred through June 30, 2006.

On January 27, 2006, the Company reached a settlement in connection with the Red Hawk Ranch apartment community with the builder and other parties. Under terms of the settlement, the Company agreed to receive $17,500,000 from various defendants and the assignment of certain agreements and claims associated with three subcontractors against whom the Company intended to continue litigation. In April of 2006, the Company reached settlement terms with the subcontractors, in an amount totaling $2,000,000. All settlement funds were received by BRE in April of 2006 and the amount was recorded as other income during the second quarter of 2006.

The net book value of the components of the buildings that are damaged and being replaced approximate $9,400,000 and are being depreciated over the reconstruction period. During reconstruction, costs that extend the useful life of the asset, increase its value or enhance safety of the community will be capitalized. All other costs, including legal and consulting, are expensed as incurred.

As of June 30, 2006, there were no pending legal proceedings to which the Company is a party or of which any of the Company’s properties is the subject, which management anticipates would have a material adverse effect upon the Company’s consolidated financial condition and results of operations.

NOTE G – NEW ACCOUNTING PRONOUNCEMENTS

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

On July 13, 2006 the Financial Accounting Standards Board issued Interpretation (FIN 48), Accounting for uncertainty in Income Taxes – and interpretation of FASB Statement No. 109. FIN 48 prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty of income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006 and must therefore be adopted by the Company for its fiscal year ended December 31, 2007. Management is currently evaluating the impact of FIN 48.

June 30, 2006

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

Executive Summary

We are a self-administered equity real estate investment trust, or “REIT”, focused on the acquisition, development and management of multifamily apartment communities in seven metropolitan markets of the Western United States. At June 30, 2006, our portfolio had real estate assets with a net book value of approximately $2.6 billion that included 78 wholly or majority-owned apartment communities, aggregating 21,978 units; nine multifamily communities owned in joint ventures, comprised of 2,672 apartment units; and ten wholly or majority-owned apartment communities in various stages of construction and development, totaling 2,690 units.

We currently have five communities with a total of 1,328 units under construction, for a total estimated investment of $316,400,000, and an estimated balance to complete totaling $116,900,000. Expected delivery dates for these units range from third quarter 2006 through fourth quarter 2007. The development communities are located in Northern and Southern California. At June 30, 2006, we owned five parcels of land representing 1,362 units of future development, for an estimated aggregate cost of $402,800,000 upon completion. The land parcels are located in Northern and Southern California, and the Seattle, Washington metro area.

Our year-over-year operating results reflect increased property-level same-store performance, rental and ancillary income from acquisitions completed during 2005 and 2004, and properties in the lease-up phase of development. The property acquisitions and completed development properties are considered non same-store communities. Additional income from same-store and non-same-store communities was partially offset by increases to general and administrative expense and interest expense.

Results of Operations

Comparison of the Three Months Ended June 30, 2006 and 2005

Revenues

Total rental and ancillary revenues were $82,087,000 for the three months ended June 30, 2006, compared to $72,691,000 for the same period in 2005. The increase in total rental and ancillary revenues was generated from both same-store and non same-store communities. We define our non-same-store communities as communities acquired, developed and stabilized after March 31, 2005. These non same-store communities increased revenue by $4,465,000 for the three months ended June 30, 2006, compared to the same period in 2005. During the 15 months subsequent to March 31, 2005, we acquired 1,107 units and completed the construction, and lease up, of 442 units. In the second quarter of 2006, on a same-store basis, rental and ancillary revenues increased $4,931,000, or 7.2%, primarily due to increases in market rents. Monthly market rents in the same-store portfolio for the second quarter 2006 grew 9% to $1,330 per unit from $1,219 in the second quarter of 2005.

A summary of the components of revenues for the quarters ended June 30, 2006 and 2005 follows (dollar amounts in thousands):

	Three months ended June 30, 2006		Three months ended June 30, 2005		% Change from 2005 to 2006
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Rental income	$78,466	96%	$69,015	95%	14%
Ancillary income	3,621	4%	3,676	5%	-1%

Total revenues	$82,087	100%	$72,691	100%	13%

The total increase in revenues of $9,396,000 for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005 generated from same-store and non same-store communities was as follows (dollar amounts in thousands):

2006 Increase
Same-store communities	$4,931
Non Same-store communities	4,465

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$9,396

Expenses

Real Estate Expenses

For the quarter ended June 30, 2006, real estate expenses totaled $26,163,000 as compared with $22,742,000 for the quarter ended June 30, 2005. The year-over-year increase in total real estate expenses was primarily attributable to both same store and non same-store communities. Same-store expenses increased $2,180,000, or 10%, primarily due to increased costs associated with turnover and payroll. The increased turnover costs are driven by the costs of carpet and flooring products and an increase in the number of appliance replacements. Non same-store expenses increased $1,241,000 from the quarter ended June 30, 2005 and represent the increase in year over year size of the portfolio.

A summary of the categories of real estate expenses for the three months ended June 30, 2006 and 2005 follows (dollar amounts in thousands):

	Three months ended June 30, 2006		Three months ended June 30, 2005		% Change from 2005 to 2006
	Expense	% of Total Revenues	Expense	% of Total Revenues
Same-store	$23,078	28%	$20,898	29%	10%
Non same-store	3,085	4%	1,844	2%	67%

Total real estate expenses	$26,163	32%	$22,742	31%	15%

Provision for Depreciation

The provision for depreciation increased to $18,376,000 for the quarter ended June 30, 2006, from $16,810,000 for the same period in 2005, excluding depreciation on discontinued operations. The $1,566,000 increase in 2006 resulted primarily from higher depreciable bases on new property acquisitions and development properties completed.

Interest Expense

Interest expense was $19,680,000 (net of interest capitalized to the cost of apartment communities under development of $4,120,000) for the quarter ended June 30, 2006, an increase of $1,302,000, or 7%, from the comparable period in 2005. Interest expense was $18,378,000 for the same period in 2005 and was net of $2,887,000 of interest capitalized to the cost of apartment communities under construction. The increase in interest expense was primarily due to the May 2005 issuance of $150,000,000 aggregate principal amount of unsecured notes and the assumption of $35,000,000 in secured debt related to Mission Grove Park located in Riverside, CA which we acquired during the second quarter of 2005. We also had a higher average balance in 2006 on our unsecured line of credit, and short-term interest rates have increased year over year.

General and Administrative

General and administrative costs totaled $4,745,000, or approximately 6% of total revenues, for the second quarter of 2006 compared to $4,048,000, or approximately 6% of total revenues, for the second quarter of 2005. The overall increase from 2005 is primarily related to an increase in compensation expense resulting from severance and retirement costs, and increased technology costs.

Other Expenses

Other expenses totaled $62,000 and $281,000 for the three months ended June 30, 2006 and 2005, respectively, and represent litigation and consulting costs incurred in connection with the construction defect litigation related to our Red Hawk Ranch Community, located in Fremont, California and various subcontractors. See Part II, Item 1 “Legal Proceedings.”

Other income

Other income for the quarter ended June 30, 2006 totaled $23,392,000 includes the following: 1) we settled the Red Hawk Ranch construction defect suit and received proceeds of $19,500,000 2) we sold a parcel of land in Bellevue, Washington for a gain of approximately $2,000,000 3) we sold a parcel of land in Anaheim Californian for a gain of approximately $1,500,000 and 4) interest income and other non rental income items. Other income for the three months ended June 30, 2005 totaled $497,000 and is comprised of interest income and other non rental income items.

Discontinued operations

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144),” requires the results of operations for properties sold during the period or designated as held for sale at the end of the period and deemed a component of an entity to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposal of properties held for sale is reported as discontinued operations.

On April 27, 2006, the Company contributed the seven communities, classified as held for sale at March 31, 2006, in exchange for a 15% equity interest in seven newly formed joint ventures and approximately $200,000,000 in cash from the joint ventures. Under the terms of the agreements, BRE contributed the seven properties, with 2,184 units located in Denver, Colorado and Phoenix, Arizona, for a total value of $235,000,000. The joint venture partner contributed approximately $200,000,000 to obtain an 85% equity interest in each of the ventures. The company recorded a gain on the sale of the assets totaling $38,302,000. During the quarter, the seven communities contributed $783,000 in net income prior to the April 27, 2006 sale. The combined gain and operating activities total $39,085,000 and are reported as discontinued operations for the quarter ended June 30, 2006.

During the second quarter of 2005, we sold two communities with 612 units in Salt Lake City. Gross proceeds totaled approximately $52,750,000, resulting in gains on sales of approximately $5,374,000. The net gains on sales and the combined results of operations for these two communities and the seven communities sold during the second quarter of 2006 totaled $7,853,000 for the second quarter of 2005 and are included in discontinued operations on the consolidated statements of income.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock for the second quarter of 2006 and 2005 represent the dividends on our 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended June 30, 2006 was $70,617,000, or $1.33 per diluted share, as compared with $13,501,000, or $0.26 per diluted share, for the comparable period in 2005.

Results of Operations

Comparison of the Six Months Ended June 30, 2006 and 2005

Revenues

Total rental and ancillary revenues were $160,923,000 for the six months ended June 30, 2006, compared to $143,103,000 for the same period in 2005. The increase in total rental and ancillary revenues was generated from both same-store and non same-store communities. We define non same-store as communities acquired, developed and stabilized after December 31, 2004. These non same-store communities increased revenue by $8,938,000 for the six months ended June 30, 2006, compared to the same period in 2005. During the 18 months subsequent to December 31, 2004, we acquired 1,731 units and completed the construction, and lease up, of 442 units. During the six months ended June 30, 2006, on a same-store basis, rental and ancillary revenues increased $8,882,000, or 6.9%, primarily due to increases in market rents. Monthly market rents in the same-store portfolio for the six months ended June 30, 2006 grew 9% to $1,314 per unit from $1,209 during the same period of 2005.

A summary of the components of revenues for the six months ended June 30, 2006 and 2005 follows (dollar amounts in thousands):

	Six months ended June 30, 2006		Six months ended June 30, 2005		% Change from 2005 to 2006
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Rental income	$153,848	96%	$136,553	95%	13%
Ancillary income	7,075	4%	6,550	5%	8%

Total revenues	$160,923	100%	$143,103	100%	12%

The total increase in rental and ancillary income of $17,820,000 for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005 generated from same-store and non same-store communities was as follows (dollar amounts in thousands):

2006 Increase
Same-store communities	$8,882
Non Same-store communities	8,938

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$17,820

Expenses

Real Estate Expenses

For the six months ended June 30, 2006, real estate expenses totaled $51,325,000 as compared with $45,210,000 for the six months ended June 30, 2005. The year-over-year increase in total real estate expenses was attributable to both same store and non-same-store communities. Same-store expenses increased $3,391,000, or 8%, primarily due to increase costs associated with turnover and payroll. The increased turnover costs are driven by the costs of carpet and flooring products and an increase in the number of appliance replacements. Non same-store expenses increased $2,724,000 from the six months ended June 30, 2005 and represent the increase in year over year size of the portfolio.

A summary of the categories of real estate expenses for the six months ended June 30, 2006 and 2005 follows (dollar amounts in thousands):

	Six months ended June 30, 2006		Six months ended June 30, 2005		% Change from 2005 to 2006
	Expense	% of Total Revenues	Expense	% of Total Revenues
Same-store	$43,590	27%	$40,199	28%	8%
Non same-store	7,735	5%	5,011	4%	54%

Total real estate expenses	$51,325	32%	$45,210	32%	14%

Provision for Depreciation

The provision for depreciation increased to $37,507,000 for the six months ended June 30, 2006, from $33,829,000 for the same period in 2005, excluding depreciation on discontinued operations. The $3,678,000 increase in 2006 resulted primarily from higher depreciable bases on new property acquisitions and development properties completed.

Interest Expense

Interest expense was $40,470,000 (net of interest capitalized to the cost of apartment communities under development of $7,781,000) for the six months ended June 30, 2006, an increase of $4,033,000 or 11% from the comparable period in 2005. Interest expense was $36,437,000 for the same period in 2005 and was net of $4,889,000 of interest capitalized to the cost of apartment communities under construction. The increase in interest expense was primarily due to the May 2005 issuance of $150,000,000 aggregate principal amount of unsecured notes and the assumption of $35,000,000 in secured debt related to Mission Grove Park located in Riverside, CA which we acquired during the second quarter of 2005. We also had a higher average balance in 2006 on our unsecured line of credit, and short-term interest rates have increased year over year.

General and Administrative

General and administrative costs totaled $9,185,000, or approximately 6% of total revenues, for the six months ended June 30, 2006 compared to $8,808,000, or approximately 6% of total revenues, for the same period in 2005. The overall increase from 2005 is primarily related to an increase in compensation expense resulting from severance and retirement costs, and increased technology costs.

Other Expenses

Other expenses totaled $562,000 and $729,000 for the six months ended June 30, 2006 and 2005, respectively, and represent litigation and consulting costs incurred in connection with the construction defect litigation related to our Red Hawk Ranch Community, located in Fremont, California and various subcontractors. See Part II, Item 1 “Legal Proceedings.”

Other income

Other income for the six months ended June 30, 2006 totaled $24,029,000 includes the following three transactions: 1) we settled the Red Hawk Ranch construction defect suit and received proceeds of $19,500,000 2) we sold a parcel of land in Bellevue, Washington for a gain of approximately $2,000,000 and 3) we sold a parcel of land in Anaheim Californian for a gain of approximately $1,500,000. Other income for the six months ended June 30, 2005 totaled $1,701,000 and includes $1,025,000 in bankruptcy proceeds from a former subsidiary.

Discontinued operations

On April 27, 2006, we contributed the seven communities, classified as held for sale at March 31, 2006, to seven newly formed joint ventures in exchange for a 15% equity interest in each joint venture and approximately $200,000,000 in cash from the joint ventures. Under the terms of the agreements, the company contributed seven properties with 2,184 units located in Denver, Colorado and Phoenix, Arizona, for a total value of $235,000,000. The joint venture partner contributed approximately $200,000,000 to obtain an 85% equity interest in each of the ventures. The company recorded a gain on the sale of the assets totaling $38,302,000. During the first six months of 2006, the seven communities contributed $3,961,000 in net income prior to the April 27, 2006 sale. The combined gain and operating activities total $42,263,000 and are reported as discontinued operations for the six months ended June 30, 2006.

During the first six months of 2005, we sold three operating communities with a total of 928 units. The communities were sold for a gross sales price of $89,250,000, resulting in a gain on sales of approximately $26,897,000. The net gains on sales and the combined results of operations for these three communities and the seven communities sold during the second quarter of 2006 totaled $32,941,000 and are reported as discontinued operations on the consolidated statements of income for the six months ended June 30, 2005.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock for the second quarter of 2006 and 2005 represent the dividends on our 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the six months ended June 30, 2006 was $78,003,000, or $1.49 per diluted share, as compared with $42,338,000, or $0.82 per diluted share, for the comparable period in 2005.

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

On December 9, 2004, we closed an offering of 3,000,000 shares of 6.75% Series D Cumulative Redeemable Preferred Stock at a public offering price of $25 per share. Net proceeds from the offering after all discounts, commissions and issuance costs totaled approximately $72,436,000 and were used for general corporate purposes.

Proceeds from these offerings have been used for general corporate purposes, including the repayment of debt, redemption of equity securities, funding for development activities and financing for acquisitions. Pending these uses, we initially used the proceeds from these offerings to reduce borrowings under our revolving unsecured credit facility.

During the first quarter 2006, we replaced our existing credit facility with a $600,000,000 unsecured revolving line of credit with a group of 14 lenders. The new credit facility has a four-year term with a one-year extension, which is available at our sole option. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 57.5 basis points. In addition, we pay a 15 basis point annual facility fee on the capacity of the facility. Borrowings under our revolving unsecured line of credit totaled $180,000,000 at June 30, 2006, compared to $301,000,000 at December 31, 2005. Drawings on the credit facility are used to fund acquisition and development activities as well as for general working capital purposes. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

During the second quarter of 2005, we decreased the borrowings on our secured credit facility with Fannie Mae from $140,000,000 to $75,000,000. In August 2005, we amended the credit facility to reduce the number of multifamily communities securing the line from nine to four and relaxed certain collateral requirements. These four multifamily communities are held by a consolidated subsidiary of the Company. Current borrowings under the facility bear interest at variable rates with maturities from one to nine months, plus a facility fee of 0.65%. Our borrowing cost, including interest, margin and fees, averaged 5.97% for the six months ended June 30, 2006. Subject to the terms of the facility, we have the option to increase its size to $250,000,000. Borrowings under the secured facility are limited by the value of the properties we have pledged as security. Drawings under the facility are available to fund our investment activities and for general corporate purposes. The facility matures in 2008.

We had a total of $980,000,000 principal amount in unsecured senior notes at June 30, 2006, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
March 2007	150,000,000	5.950%
June 2007	50,000,000	7.200%
March 2009	50,000,000	3.580%
September 2009	150,000,000	5.750%
May 2010	150,000,000	4.875%
January 2011	250,000,000	7.450%
February 2013	130,000,000	7.125%
March 2014	50,000,000	4.700%

Total / Weighted Average Interest Rate	$980,000,000	6.172%

In addition, at June 30, 2006, we had mortgage indebtedness with a total principal amount outstanding totaling $203,087,000 at an average interest rate of 6.20%, and remaining terms of from less than one year to seven years.

As of June 30, 2006, we had total outstanding debt balances of approximately $1,438,000,000 and total outstanding consolidated shareholders’ equity and minority interests of approximately $1,127,000,000, representing a debt to total book capitalization ratio of 56%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants during the three months ended June 30, 2006 and 2005.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2006, such as scheduled debt repayments, construction funding and property acquisitions. At June 30, 2006, we had an estimated cost of approximately $116,900,000 to complete existing construction in progress, with funding estimated from 2006 through 2007. Scheduled debt repayments through December 31, 2006 total approximately $14,170,000.

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

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R) using the modified prospective method. This method requires the recognition of compensation cost for all share based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the three and six months ended June 30, 2006 includes all awards outstanding that are vesting during the period. On January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148). We adopted the prospective method as provided for in SFAS No. 148, under which the provisions of SFAS No. 123 is applied prospectively to all awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based compensation included in the determination of consolidated net income for the three and six months ended June 30, 2005 is less than that which would have been recognized if the fair value method had been applied to all option awards in prior years. Prior to 2003, we accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Option awards under BRE’s option plans vest over periods ranging from one to five years.

The Company uses the Black-Scholes formula to estimate the value of stock options granted. Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the January 1, 2003 adoption date), compensation costs totaling $27,000 during the three months ended June 30, 2006 for some previously granted awards that were not recognized under SFAS No. 123 are recognized under SFAS No. 123(R).

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

Construction in progress and land under development

The following table provides data on our ten multifamily properties that are currently under various stages of development and construction. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot assure that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed units shown in the table below.

(Dollar amounts in millions) Property Name	Location	Proposed Number of Units	Costs Incurred to Date - June 30, 2006[1]	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date[2]
Construction in Progress
Bridgeport Coast	Santa Clarita, CA	188	$40.0	$40.7	0.7	3Q/2006
Galleria at Towngate	Moreno Valley, CA	268	38.5	40.1	1.6	3Q/2006
The Stuart at Sierra Madre Villa	Pasadena, CA	188	39.3	55.3	16.0	2Q/2007
Renaissance at Uptown Orange	Orange, CA	460	55.7	114.7	59.0	4Q/2007
Bay Vista Apartments	Emeryville, CA	224	26.0	65.6	39.6	4Q/2007

Total Construction in Progress		1,328	$199.5	$316.4	$116.9

Property Name	Location	Proposed Number of Units	Costs Incurred to Date - June 30, 2006 [4]	Estimated Total Cost	Estimated Construction Start
Land under development[3]
Belcarra Apartments	Bellevue, WA	296	$17.3	$72.5	3Q/2006
Taylor 28 Apartments	Seattle, WA	194	10.6	49.0	3Q/2006
5600 Wilshire	Los Angeles, CA	284	41.9	121.0	3Q/2006
Stadium Park	Anaheim, CA	320	36.4	80.7	3Q/2006
Crossings	Santa Clara, CA	268	29.5	79.6	2Q/2007

Total Land Under Development		1,362	$135.7	$402.8

(1)	Reflects all recorded costs incurred as of June 30, 2006, recorded on our consolidated balance sheet as “Direct investments in real estate-construction in progress”. Included in this amount is $65.2 million for the 160 completed units on Bridgeport Coast and 246 completed units on Galleria at which are reflected on our consolidated balance sheet as “Direct investments in real estate-investments in rental properties.”

(2)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.

(3)	Land under development represents projects in various stages of pre-development, development, and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our consolidated balance sheet.

(4)	Reflects all recorded costs incurred as of June 30, 2006, recorded on our consolidated balance sheet as “Land under development.” Included in this amount is $29.5 million of costs for Crossings which currently has four office buildings which are reflected on our consolidated balance sheet as “direct investments in real estate-investments in rental properties.”

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our 2006 annual dividend on our common shares was increased to $2.05 per share, from $2.00 per share in 2005. Total dividends paid to common shareholders for the six months ended June 30, 2006 and 2005 were $52,894,000 and $50,665,000, respectively. In addition, we paid $8,936,000 in aggregate dividends on our 8.50% Series A, 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock during the six months ended June 30, 2006 and the six months ended June 30, 2005.

Total distributions to minority members of our consolidated subsidiaries were $1,748,000 and $1,705,000 for the six months ended June 30, 2006 and 2005, respectively.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2005.

ITEM 4 – Controls and Procedures.

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

As of June 30, 2006, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Litigation and consulting charges are reported as other expenses on the consolidated statements of income. These charges totaled $62,000 and $281,000 for the three months ended June 30, 2006 and 2005, and $562,000 and $729,000 for the six months ended June 30, 2006 and 2005, respectively. The charges reported include litigation costs and consulting fees incurred for destructive testing to determine the extent of the damage and required reconstruction. The Company commenced reconstruction during the second quarter of 2005 and expects to have the community restored during the next 9 to 12 months. The cost of reconstruction is estimated to total approximately $22,500,000, of this total $11,700,000 has been incurred through June 30, 2006.

On January 27, 2006, the Company reached a settlement in connection with the Red Hawk Ranch apartment community with the builder and other parties. Under terms of the settlement, the Company agreed to receive $17,500,000 from various defendants and the assignment of certain agreements and claims associated with three subcontractors against whom the Company intended to continue litigation. In April of 2006, the Company reached settlement terms with the subcontractors, in an amount totaling $2,000,000. All settlement funds were received by BRE in April of 2006 and the amount was recorded as other income during the second quarter of 2006.

The net book value of the components of the buildings that are damaged and being replaced approximate $9,400,000 and are being depreciated over the reconstruction period. During reconstruction, costs that extend the useful life of the asset, increase its value or enhance safety of the community will be capitalized. All other costs, including legal and consulting, are expensed as incurred.

As of June 30, 2006, there were no pending legal proceedings to which the Company is a party or of which any of the Company’s properties is the subject, which management anticipates would have a material adverse effect upon the Company’s consolidated financial condition and results of operations.

ITEM 1A.	Risk Factors

As of June 30, 2006, there have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any securities during the three months ended June 30, 2006 that were not registered under the Securities Act.

In 2001, our Board of Directors authorized the repurchase of our common stock in an amount up to $60,000,000. The timing of repurchase activity is dependent upon the market price of our shares and other market conditions and factors. As of June 30, 2005, we had cumulatively repurchased a total of approximately $51,100,000 of common stock, representing 1,785,600 shares at an average purchase price of $28.64 per share. No shares were repurchased during the six months ended June 30, 2006. On April 21, 2005, the Board of Directors replenished the authorized share repurchase capacity to provide for repurchases of up to $60,000,000 from that date forward.

ITEM 3.	Defaults Upon Senior Securities.

None

ITEM 4.	Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on May 04, 2006, the Shareholders approved the three proposals noted below by the following votes:

		FOR		AGAINST	WITHHELD/ ABSTAINED
	No. of Shares	% of shares Voted for this item	% of outstanding	No. of Shares	No. of Shares
Proposal No. I Election of Directors for a one-year term:
Robert A. Fiddaman	41,086,706	97%	79%		1,227,715
Roger P. Kuppinger	40,924,324	97%	79%		1,390,097
Irving F. Lyons	41,904,379	99%	81%		410,042
Edward E. Mace	41,085,980	97%	79%		1,228,441
Christopher J. McGurk	41,867,506	99%	81%		446,915
Matthew T. Medeiros	41,226,975	97%	80%		1,087,446
Constance Moore	41,856,129	99%	81%		458,292
Jeanne R. Myerson	41,919,125	99%	81%		395,296
Gregory M. Simon	40,307,659	95%	78%		2,006,762

Proposal No. II Approval of amending the Company’s third amended and restated non-employee director stock option and restricted stock plan to increase the total number of shares subject to the plan from 2,300,000 shares to 2,650,000:

	31,405,655	74%	61%	2,724,676	8,184,090

Proposal No. III Ratification of Ernst & Young LLP as auditors for the year ended December 31, 2006:

	41,753,698	99%	81%	476,038	84,685

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits.

11	Statement Re: Computation of Per Share Earnings

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC. (Registrant)

Date: August 3, 2006	/s/ Edward F. Lange, Jr.
Edward F. Lange, Jr.
Executive Vice President, Chief Financial Officer and Secretary (principal financial officer)

Exhibits.

11	Statement Re: Computation of Per Share Earnings

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.