Form 10-Q
period 2006-09-30
BRE PROPERTIES INC /MD/
filed 2006-11-09
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

☒  Large Accelerated Filer                     ☐  Accelerated Filer                    ☐  Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

Number of shares of common stock outstanding as of November 6, 2006	50,433,434

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

September 30, 2006

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements

BRE Properties, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,680,948	$2,530,046
Construction in progress	215,650	171,423
Less: accumulated depreciation	(383,870)	(330,067)

	2,512,728	2,371,402
Equity interests in and advances to real estate joint ventures- Investments in rental properties	38,617	10,088
Real estate held for sale, net	—	195,447
Land under development	47,333	62,458

Total real estate portfolio	2,598,678	2,639,395
Cash	13,649	18,543
Other assets	62,345	46,452

Total assets	$2,674,672	$2,704,390

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured senior notes	$1,290,000	$980,000
Unsecured line of credit	—	301,000
Mortgage loans payable	202,344	204,574
Secured line of credit	75,000	75,000
Accounts payable and accrued expenses	61,681	55,999

Total liabilities	1,629,025	1,616,573

Minority interests	60,044	61,675
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized: 10,000,000 shares with $25 liquidation preference issued and outstanding at September 30, 2006 and December 31, 2005, respectively	100	100
Common stock, $0.01 par value, 100,000,000 shares authorized. Shares issued and outstanding: 50,282,869 and 50,874,474 at September 30, 2006 and December 31, 2005, respectively	503	509
Additional paid-in capital	1,034,334	1,085,687
Cumulative dividends in excess of accumulated net income	(48,550)	(59,234)
Stock purchase loans to executives	(784)	(920)

Total shareholders’ equity	985,603	1,026,142

Total liabilities and shareholders’ equity	$2,674,672	$2,704,390

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,
	2006	2005
Revenues
Rental income	$80,344	$73,461
Ancillary income	4,141	3,387

Total revenues	84,485	76,848

Expenses
Real estate	26,535	24,366
Provision for depreciation	18,353	18,893
Interest	20,372	19,512
General and administrative	3,972	4,045
Other expenses	576	759

Total expenses	69,808	67,575

Other income	1,751	446
Income before minority interests, income from investments in unconsolidated entities and discontinued operations	16,428	9,719
Minority interests in income	(897)	(915)
Income from investments in unconsolidated entities	432	155

Income from continuing operations	15,963	8,959
Discontinued operations, net	—	2,379

Income from discontinued operations	—	2,379

Net Income	15,963	11,338
Dividends attributable to preferred stock	4,468	4,468

Net Income available to common shareholders	$11,495	$6,870

Basic earnings per common share from continuing operations	$0.23	$0.09
Basic earnings per common share from discontinued operations	—	0.04

Basic earnings per common share	$0.23	$0.13

Diluted earnings per common share from continuing operations	$0.22	$0.09
Diluted earnings per common share from discontinued operations	—	0.04

Diluted earnings per common share	$0.22	$0.13

Weighted average common shares outstanding – basic	50,875	51,065

Weighted average common shares outstanding – assuming dilution	52,090	51,990

Dividends declared and paid per common share	$0.5125	$0.5000

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Nine Months Ended September 30,
	2006	2005
Revenues
Rental income	$234,192	$210,014
Ancillary income	11,216	9,937

Total revenues	245,408	219,951

Expenses
Real estate	77,860	69,576
Provision for depreciation	55,860	52,722
Interest	60,842	55,949
General and administrative	13,157	12,853
Other expenses	1,137	1,488

Total expenses	208,856	192,588

Other income	26,049	2,146
Income before minority interests, income from investments in unconsolidated entities and discontinued operations	62,601	29,509
Minority interests in income	(2,702)	(2,620)
Income from investments in unconsolidated entities	741	402

Income from continuing operations	60,640	27,291

Discontinued operations, net	3,961	8,425
Gain on sale of discontinued operations	38,302	26,897

Income from discontinued operations	42,263	35,322
Net Income	102,903	62,613
Dividends attributable to preferred stock	13,404	13,404

Net Income available to common shareholders	$89,499	$49,209

Basic earnings per common share from continuing operations	$0.92	$0.27
Basic earnings per common share from discontinued operations	0.83	0.70

Basic earnings per common share	$1.75	$0.97

Diluted earnings per common share from continuing operations	$0.90	$0.27
Diluted earnings per common share from discontinued operations	0.81	0.68

Diluted earnings per common share	$1.71	$0.95

Weighted average common shares outstanding – basic	51,065	50,830

Weighted average common shares outstanding – assuming dilution	52,285	51,640

Dividends declared and paid per common share	$1.5375	$1.5000

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$102,903	$62,613
Adjustments to reconcile net income to net cash flows generated by operating activities:
Net gain on sale of discontinued operations	(38,302)	(26,897)
Net gain on sale of investments	(3,485)	—
Income from investments in unconsolidated entities	(741)	(402)
Distributions of earnings from unconsolidated entities	538	1,001
Provision for depreciation	55,860	55,963
Noncash stock based compensation expense	2,930	2,345
Minority interests in income	2,702	2,620
Increase in Other assets	(11,664)	(2,742)
Increase (decrease) in accounts payable and accrued expenses	5,288	(2,621)

Net cash flows generated by operating activities	116,029	91,880

Cash flows from investing activities:
Additions for furniture fixture and equipment	(1,482)	(3,708)
Proceeds from sales of property, net of closing costs	218,874	87,280
Purchases of operating real estate	(28,298)	(54,917)
Deposits on property under contract	(1,606)	(7,213)
Capital expenditures	(9,732)	(8,272)
Rehabilitation expenditures and other	(21,592)	(12,848)
Additions to direct investment in real estate-construction in progress	(68,889)	(46,660)
Additions to land under development	(56,748)	(42,214)

Net cash flows generated by (used in) investing activities	30,527	(88,552)

Cash flows from financing activities:
Issuance of unsecured senior notes, net	—	148,087
Principal payments on unsecured senior notes and mortgage loans	(152,231)	(40,445)
Proceeds from convertible debt offering, net	453,100	—
Lines of credit:
Advances	115,000	301,000
Repayments	(416,000)	(327,000)
Cash dividends paid to common shareholders	(78,812)	(76,163)
Cash dividends paid to preferred shareholders	(13,404)	(13,404)
Distributions to operating company unit holders	(1,399)	(1,091)
Distributions to other minority members	(1,216)	(1,529)
Proceeds from exercises of stock options and other, net	17,271	10,573
Proceeds from dividend reinvestment plan	1,241	935
Treasury share repurchase	(75,000)	—

Net cash flows (used in) generated by financing activities	(151,450)	963
(Decrease) increase in cash	(4,894)	4,291
Balance at beginning of period	18,543	—

Balance at end of period	$13,649	$4,291

Consolidated Statements of Cash Flows Cont. (unaudited)

(Dollar amounts in thousands)

	For the Nine Months Ended September 30,
	2006	2005
Supplemental disclosure of non cash activities:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$90,571	$14,449

Transfer of investment in rental properties to held for sale	$—	$190,995

Transfer of land under development to held for sale	$—	$8,515

Transfer from held for sale to investment in unconsolidated entities	$28,397	$—

Increase in investment in rental properties and minority interest in connection with consolidation of variable interest entity	$—	$26,000

Change in accrued development costs for construction in progress and land under development	$145	$1,186

Change in carrying value of debt and Other assets attributed to hedging activities	$—	$(492)

Conversion of minority interest units to common stock	$1,631	$—

See condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2006

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method. This method requires the recognition of compensation cost for all share based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the three and nine months ended September 30, 2006 includes all awards outstanding that are vesting during the period. From January 1, 2003 through December 31, 2005, the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148). The Company adopted the prospective method as provided for in SFAS No. 148, under which the provisions of SFAS No. 123 were applied prospectively to all awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based compensation included in the determination of consolidated net income for the three and nine months ended September 30, 2005 is less than that which would have been recognized if the fair value method had been applied to all option awards in prior years. Prior to 2003, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to five years. At September 30, 2006, compensation cost related to nonvested awards not yet recognized totaled approximately $12,500,000 and the weighted average period over which it is expected to be recognized is 2.9 years. During the nine months ended September 30, 2006, 28,687 restricted shares and 50,359 stock options were awarded.

The Company uses the Black-Scholes formula to estimate the value of stock options granted. Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS No. 123 on January 1, 2003 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation costs totaling $27,000 were recognized during the three months ended September 30, 2006 and $87,000 for the nine months ended September 30, 2006 under SFAS No. 123(R) that were not previously recognized under SFAS No. 123.

The following table illustrates the pro forma effect on consolidated net income and earnings per share of all outstanding option awards for each period.

	September 30, 2005
(amounts in thousands, except per share data)	Three months ended	Nine months ended
Net income available to common shareholders, as reported	$6,870	$49,209
Add: Stock-based compensation expense included in reported net income	865	2,345
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(900)	(2,490)

Pro forma net income	$6,835	$49,064

Earnings per share:
Basic-as reported	$0.13	$0.97
Basic-pro forma	$0.13	$0.97
Diluted-as reported	$0.13	$0.95
Diluted-pro forma	$0.13	$0.95

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

During the first quarter of 2005, the Company entered into a 22-month lease with a put/call option arrangement with an unrelated third party of a recently developed operating community located in Chino Hills, California. The total consideration payable under the put/call option is $26,000,000. The Company made a non-refundable deposit of $4,000,000 that will remain in escrow throughout the lease term and will be applied towards the $26,000,000 purchase price, if purchased. At any time during the lease period the lessor can exercise a put option for the Company to purchase the asset. The Company is not obligated to purchase the asset if the lessor exercises the put option, but would forfeit the deposit if the community is not purchased. The Company does not have legal title to the asset owned by the third party. Based on management’s analysis, the Company determined that this arrangement is a VIE and that the Company is the primary beneficiary. The assets, liabilities and operations of the VIE are consolidated with the Company’s financial statements. The beneficial interest holders of the VIE have no recourse to the Company’s general credit. The impact to the consolidated balance sheet of the Company as of September 30, 2006 is an increase of $26,000,000 to direct investments in real estate and a corresponding increase to minority interest. The impact to the consolidated statements of income for the nine months ended September 30, 2006 was an increase in total revenues of $1,655,000, an increase in real estate expenses of $505,000, an increase in depreciation expense of $465,000 and an increase to minority interest expense of $900,000.

In addition to the deposit described above, at September 30, 2006, the Company has made non-refundable cash deposits for four purchase option agreements totaling approximately $4,075,000, which are included in Other assets on the consolidated balance sheet. The aggregate purchase price of properties under option is approximately $120,092,000. The option deposits generally represent the Company’s maximum exposure to loss if it elects not to purchase the optioned property. Based on analysis performed under FIN 46, the Company is not the primary beneficiary in any of the arrangements as of September 30, 2006.

BRE consolidates entities not deemed as VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company and other controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE D – DISCONTINUED OPERATIONS

The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations if deemed a component of an entity. The property-specific components of net earnings that are classified as discontinued operations include operating results, depreciation expense recognized prior to the classification as held for sale, and the net gain or loss on disposal. At September 30, 2006, the Company had no assets classified as held for sale under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

On April 27, 2006, the Company contributed the seven communities, classified as held for sale at March 31, 2006, to seven newly formed joint ventures in exchange for a 15% equity interest in each joint venture and approximately $200,000,000 in cash from the joint ventures. Under the terms of the agreements, the Company contributed seven properties with 2,184 units located in Denver, Colorado and Phoenix, Arizona, for a total value of $235,000,000. The joint venture partner contributed approximately $200,000,000 to obtain an 85% equity interest in each of the ventures. In accordance with the provisions of APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock”, the Company accounts for its investments in these joint ventures under the equity method of accounting. These seven joint venture investments, are reported as equity interests in investments in rental properties on the consolidated balance sheet. The Company’s carrying value of the net assets, at the time of contribution totaled approximately $189,000,000. The net carrying value of the Company’s investment in the seven joint ventures is equal to 15% of the net contributed value.

The Company recorded a gain on the sale of the assets totaling $38,302,000. During the second quarter of 2006, the seven communities contributed $783,000 in net income prior to the April 27, 2006 sale. The combined gain and operating income total $39,085,000 and are reported as discontinued operations for the nine months ended September 30, 2006.

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

The net gain on sale and the combined results of operations for these ten properties for each quarter and nine month ended period presented are included in discontinued operations on the consolidated statements of income. These amounts totaled zero and $2,379,000 for the three months ended September 30, 2006 and 2005, respectively, and $42,263,000 and $35,322,000 for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, no assets were classified as held for sale.

The following is a breakdown of the gain on sales and the combined results of operations for the properties included in discontinued operations:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
(amounts in thousands)	2006	2005	2006	2005
Rental and ancillary income	$—	$5,184	$6,646	$18,090
Real estate expenses	—	(1,990)	(2,685)	(6,424)
Provision for depreciation	—	(815)	—	(3,241)

Income from discontinued operations, net	$—	$2,379	$3,961	$8,425

Gain on sales	—	—	38,302	26,897

Total discontinued operations	$—	$2,379	$42,263	$35,322

NOTE E – EQUITY

During the nine months ended September 30, 2006, 1,342,883 shares were repurchased and retired, 668,462 shares of common stock were issued under the Company’s stock based compensation plans, 22,241 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan and 60,575 operating company units were exchanged for common stock.

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

Litigation and consulting charges are reported as Other expenses on the consolidated statements of income. These charges totaled zero dollars and $759,000 for the three months ended September 30, 2006 and 2005, respectively, and $562,000 and $1,488,000 for the nine months ended September 30, 2006 and 2005, respectively. The charges reported include litigation costs and consulting fees incurred for destructive testing to determine the extent of the damage and required reconstruction. The Company commenced reconstruction during the second quarter of 2005 and expects to have the community restored during the first quarter 2007. The cost of reconstruction is estimated to total approximately $22,500,000, of this total $16,149,000 has been incurred through September 30, 2006.

On January 27, 2006, the Company reached a settlement in connection with the Red Hawk Ranch apartment community with the builder and other parties. Under terms of the settlement, the Company agreed to receive $17,500,000 from various defendants and the assignment of certain agreements and claims associated with three subcontractors against whom the Company intended to continue litigation. In April of 2006, the Company reached settlement terms with the subcontractors, in an amount totaling $2,000,000. All settlement funds were received by the Company in April of 2006 and the amount was recorded as Other income during the second quarter of 2006.

The net book value of the components of the buildings that are damaged and being replaced is approximately $9,400,000 and were depreciated over the reconstruction period. The damaged components have been fully depreciated as of September 30, 2006. During reconstruction, costs that extend the useful life of the asset, increase its value or enhance safety of the community will be capitalized. All other costs, including legal and consulting, are expensed as incurred.

As of September 30, 2006, there were no pending legal proceedings to which the Company is a party or of which any of the Company’s properties is the subject, which management anticipates would have a material adverse effect upon the Company’s consolidated financial condition and results of operations.

NOTE G – UNSECURED NOTES

On August 15, 2006, the Company completed a private offering of $460,000,000 aggregate principal amount of convertible senior unsecured notes that mature on August 15, 2026. The notes bear interest at a fixed coupon rate of 4.125%. The notes may be converted into shares of our common stock (“Common Shares”), at the option of the holder, under specific circumstances, or on or after July 15, 2026, at an initial conversion rate of 14.0432 shares per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $71.21 per share, which represents a 27.50% premium over the $55.85 closing price of our stock at the time the transaction was priced. The initial conversion rate is subject to adjustment in certain circumstances. Upon a conversion of notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining conversion value, if any, will be settled, at the Company’s option, in cash, Common Shares or a combination thereof.

On or after February 21, 2012, we may redeem the notes at a redemption price equal to the principal amount of the notes plus any accrued but unpaid interest thereon, and in certain circumstances, any additional conversion value. In addition, on February 21, 2012, August 15, 2013, August 15, 2016 and August 15, 2021 or following the occurrence of certain change in control transactions, note holders may require us to repurchase the notes for an amount equal to the principal amount of the notes plus any accrued but unpaid interest thereon.

The Company used the net proceeds from the issuance to concurrently repurchase 1,342,883 shares of common stock for approximately $75,000,000 at a price of $55.85 per share. The remaining net proceeds were used to repay indebtedness under the Company’s revolving unsecured credit facility and to redeem $150,000,000 of unsecured notes scheduled to mature March 2007. Prepayment charges associated with the early retirement of the $150,000,000 of senior unsecured notes scheduled to mature March 2007 totaled $576,000 and are recorded as Other expenses on the Consolidated Statement of Income.

NOTE H – SUBSEQUENT EVENTS

On November 1, 2006, the Company acquired Carmel Summit, a 246 unit operating multifamily community located in San Diego, California, for an acquisition price of approximately $50,000,000. The Company funded this property acquisition with borrowings under the unsecured line of credit.

NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management has not yet determined the effects that SFAS 157 will have on the Company’s financial statements.

In July 2006, the Financial Accounting Standards Board issued Interpretation (FIN 48), Accounting for uncertainty in Income Taxes – and interpretation of FASB Statement No. 109. FIN 48 prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty of income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006 and must therefore be adopted by the Company for its fiscal year ended December 31, 2007. Management is currently evaluating the impact of FIN 48.

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

September 30, 2006

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

Executive Summary

We are a self-administered equity real estate investment trust, or “REIT”, focused on the acquisition, development and management of multifamily apartment communities in seven metropolitan markets of the Western United States. At September 30, 2006, our portfolio had real estate assets with a net book value of approximately $2.6 billion that included 79 wholly or majority-owned apartment communities, aggregating 22,166 units; nine multifamily communities owned in joint ventures, comprised of 2,672 apartment units; and ten wholly or majority-owned apartment communities in various stages of construction and development, totaling 2,462 units.

During the quarter, we completed a private offering of $460,000,000 aggregate principal amount of 4.125% convertible senior notes due 2026. We used the net proceeds from the offering to redeem $150,000,000 of senior unsecured indebtedness, repurchase concurrently with the closing approximately 1,342,883 shares of our common stock at a price of $55.85 per share, and reduce borrowings under our unsecured credit facility. Prepayment charges associated with the early retirement of the $150,000,000 of senior unsecured notes scheduled to mature March 2007 totaled $576,000 and are recorded as Other expenses on the Consolidated Statement of Income.

We currently have six communities with a total of 1,744 units under construction, for a total estimated investment of $486,500,000, and an estimated balance to complete totaling $234,300,000. Expected delivery dates for these units range from fourth quarter 2006 through second quarter 2009. The development communities are located in Northern and Southern

California. At September 30, 2006, we owned four parcels of land for future development located in Northern and Southern California, and the Seattle, Washington metro area.

Our year-over-year operating results reflect increased property-level same-store performance, rental and ancillary income from acquisitions completed or stabilized during 2005, and properties in the lease-up phase of development. The property acquisitions and recently completed development properties are considered non same-store communities. Additional income from same-store and non-same-store communities was partially offset by increases to general and administrative expense and interest expense.

Results of Operations

Comparison of the Three Months Ended September 30, 2006 and 2005

Rental and Ancillary Income

Total rental and ancillary revenues were $84,485,000 for the three months ended September 30, 2006, compared to $76,848,000 for the same period in 2005. The increase in total rental and ancillary revenues was generated from both same-store and non same-store communities. In the third quarter of 2006, on a same-store basis, rental and ancillary revenues increased $4,574,000, or 6.3%, primarily due to increases in market rents. Monthly market rents in the same-store portfolio for the third quarter 2006 grew 7.7% to $1,353 per unit from $1,257 in the third quarter of 2005. We define our non-same-store communities as communities acquired, developed and stabilized after June 30, 2005. These non same-store communities increased revenue by $3,063,000 for the three months ended September 30, 2006, compared to the same period in 2005. During the 15 months subsequent to June 30, 2005, we acquired 684 units and completed the construction and lease up of 396 units.

A summary of the components of revenues for the quarters ended September 30, 2006 and 2005 follows (dollar amounts in thousands):

	Three months ended September 30, 2006		Three months ended September 30, 2005
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2005 to 2006
Rental income	$80,344	95%	$73,461	96%	9%
Ancillary income	4,141	5%	3,387	4%	22%

Total revenues	$84,485	100%	$76,848	100%	10%

The total increase in revenues of $7,637,000 for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005 generated from same-store and non same-store communities was as follows (dollar amounts in thousands):

2006 Increase
Same-store communities	$4,574
Non Same-store communities	3,063

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$7,637

Real Estate Expenses

For the quarter ended September 30, 2006, real estate expenses totaled $26,535,000 as compared with $24,366,000 for the quarter ended September 30, 2005. The year-over-year increase in total real estate expenses was attributable to both same store and non same-store communities. Same-store expenses increased $1,451,000, or 6%, primarily due to increased costs associated with turnover and payroll. The increased turnover costs are driven by the costs of carpet and flooring products and an increase in the number of appliance replacements. Non same-store expenses increased $718,000 from the quarter ended September 30, 2005 and represent the increase in year over year size of the portfolio.

A summary of the categories of real estate expenses for the three months ended September 30, 2006 and 2005 follows (dollar amounts in thousands):

	Three months ended September 30, 2006		Three months ended September 30, 2005
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2005 to 2006
Same-store	$23,785		$22,334		6%
Non same-store	2,750		2,032		35%

Total real estate expenses	$26,535	31%	$24,366	32%	9%

Provision for Depreciation

The provision for depreciation decreased to $18,353,000 for the quarter ended September 30, 2006, from $18,893,000 for the same period in 2005, excluding depreciation on discontinued operations. The $540,000 decrease in 2006 is a result of the damaged assets at Redhawk Ranch being fully depreciated in July 2006. See Part II, Item 1 “Legal Proceedings.”

Interest Expense

Interest expense was $20,372,000 (net of interest capitalized to the cost of apartment communities under development of $3,784,000) for the quarter ended September 30, 2006, an increase of $860,000, or 4%, from the comparable period in 2005. Interest expense was $19,512,000 for the same period in 2005 and was net of $3,131,000 of interest capitalized to the cost of apartment communities under construction. The year over year increase is primarily due to the increased costs on floating rate debt. Increased expense associated with higher average debt levels to fund development activity was offset by increased levels of capitalized interest.

Other expenses

Other expenses totaled $576,000 and $759,000 for the three months ended September 30, 2006 and 2005, respectively. The third quarter 2006 total represents prepayment charges associated with the early retirement of the $150,000,000 of senior unsecured notes scheduled to mature March 2007. The third quarter 2005 total represents litigation and consulting costs incurred in connection with the construction defect litigation related to our Red Hawk Ranch Community, located in Fremont, California and various subcontractors. See Part II, Item 1 “Legal Proceedings.”

Other income

Other income for the quarter ended September 30, 2006 totaled $1,751,000 is primarily comprised of interest earned on proceeds from the convertible debt issuance. Proceeds from the offering were received on August 15, 2006 and were used to retire debt over the subsequent thirty day period. Other income for the three months ended September 30, 2005 totaled $446,000 and is comprised of interest income and other non rental income items.

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

On April 27, 2006, the Company contributed the seven communities, classified as held for sale at March 31, 2006, in exchange for a 15% equity interest in seven newly formed joint ventures and approximately $200,000,000 in cash from joint ventures. Under the terms of the agreements, BRE contributed the seven properties, with 2,184 units located in Denver, Colorado and Phoenix, Arizona, for a total value of $235,000,000. The joint venture partner contributed approximately $200,000,000 to obtain an 85% equity interest in each of the ventures. The company recorded a gain on the sale of the assets totaling $38,302,000.

During the third quarter of 2005, the combined results of operations generated by the seven communities sold during the second quarter of 2006 are included in discontinued operations line on the consolidated statements of income and total $2,379,000.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock for the third quarter of 2006 and 2005 represent the dividends on our 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended September 30, 2006 was $11,495,000, or $0.22 per diluted share, as compared with $6,870,000, or $0.13 per diluted share, for the comparable period in 2005.

Results of Operations

Comparison of the Nine Months Ended September 30, 2006 and 2005

Rental and Ancillary Income

Total rental and ancillary revenues were $245,408,000 for the nine months ended September 30, 2006, compared to $219,951,000 for the same period in 2005. The increase in total rental and ancillary revenues was generated from both same-store and non same-store communities. We define non same-store as communities acquired, developed and stabilized after December 31, 2004. These non same-store communities increased revenue by $12,259,000 for the nine months ended September 30, 2006, compared to the same period in 2005. During the 18 months subsequent to December 31, 2004, we acquired 1,731 units and completed the construction, and lease up, of 630 units. During the nine months ended September 30, 2006, on a same-store basis, rental and ancillary revenues increased $13,198,000, or 6.7%, primarily due to increases in market rents. Monthly market rents in the same-store portfolio for the nine months ended September 30, 2006 grew 8% to $1,310 per unit from $1,209 during the same period of 2005.

A summary of the components of revenues for the nine months ended September 30, 2006 and 2005 follows (dollar amounts in thousands):

	Nine months ended September 30, 2006		Nine months ended September 30, 2005
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2005 to 2006
Rental income	$234,192	95%	$210,014	95%	12%
Ancillary income	11,216	5%	9,937	5%	13%

Total revenues	$245,408	100%	$219,951	100%	12%

The total increase in rental and ancillary income of $25,457,000 for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005 generated from same-store and non same-store communities was as follows (dollar amounts in thousands):

2006 Increase
Same-store communities	$13,198
Non Same-store communities	12,259

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$25,457

Real Estate Expenses

For the nine months ended September 30, 2006, real estate expenses totaled $77,860,000 as compared with $69,576,000 for the nine months ended September 30, 2005. The year-over-year increase in total real estate expenses was attributable to both same store and non-same-store communities. Same-store expenses increased $5,021,000, or 8%, primarily due to increase costs associated with turnover and payroll. The increased turnover costs are driven by the costs of carpet and flooring products and an increase in the number of appliance replacements. Non same-store expenses increased $3,263,000 from the nine months ended September 30, 2005 and represent the increase in year over year size of the portfolio.

A summary of the categories of real estate expenses for the nine months ended September 30, 2006 and 2005 follows (dollar amounts in thousands):

	Nine months ended September 30, 2006		Nine months ended September 30, 2005
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2005 to 2006
Same-store	$65,916		$60,895		8%
Non same-store	11,944		8,681		38%

Total real estate expenses	$77,860	32%	$69,576	32%	12%

Provision for Depreciation

The provision for depreciation increased to $55,860,000 for the nine months ended September 30, 2006, from $52,722,000 for the same period in 2005, excluding depreciation on discontinued operations. The $3,138,000 increase in 2006 resulted primarily from higher depreciable bases on new property acquisitions and development properties completed.

Interest Expense

Interest expense was $60,842,000 (net of interest capitalized to the cost of apartment communities under development of $11,560,000) for the nine months ended September 30, 2006, an increase of $4,893,000, or 9%, from the comparable period in 2005. Interest expense was $55,949,000 for the same period in 2005 and was net of $8,020,000 of interest capitalized to the cost of apartment communities under construction. The increase in interest expense is caused by higher average debt balances to fund development and acquisition activities, increased short-term interest rates and is partially offset by increased levels of capitalized interest.

Other expenses

Other expenses totaled $1,137,000 and $1,488,000 for the nine months ended September 30, 2006 and 2005, respectively. In 2006, $576,000 represents prepayment charges associated with the early retirement of the $150,000,000 of senior unsecured notes scheduled to mature March 2007 and the remaining $562,000 related to litigation and consulting costs incurred in connection with the construction defect litigation related to our Red Hawk Ranch Community, located in Fremont, California and various subcontractors. See Part II, Item 1 “Legal Proceedings.” In 2005, all cost relate to litigation and consulting costs associate with Red Hawk Ranch.

Other income

Other income for the nine months ended September 30, 2006 totaled $26,049,000 and includes the following items: 1) we settled the Red Hawk Ranch construction defect suit and received proceeds of $19,500,000, 2) we sold a parcel of land in Bellevue, Washington for a gain of approximately $2,000,000, 3) we sold a parcel of land in Anaheim California for a gain of approximately $1,500,000, and 4) interest income totaling $1,259,000 was earned during the third quarter as proceeds from convertible note offering were held for approximately one month before retiring debt. Other income for the nine months ended September 30, 2005 totaled $2,146,000 and includes $1,025,000 in bankruptcy proceeds from a former subsidiary.

Discontinued operations

On April 27, 2006, we contributed the seven communities, classified as held for sale at March 31, 2006, to seven newly formed joint ventures in exchange for a 15% equity interest in each joint venture and approximately $200,000,000 in cash from the joint ventures. Under the terms of the agreements, the Company contributed seven properties with 2,184 units located in Denver, Colorado and Phoenix, Arizona, for a total value of $235,000,000. The joint venture partner contributed approximately $200,000,000 to obtain an 85% equity interest in each of the ventures. The Company recorded a gain on the sale of the assets totaling $38,302,000. The seven communities contributed $3,961,000 in net income prior to the April 27, 2006 sale. The combined gain and operating income total $42,263,000 and are reported as discontinued operations for the nine months ended September 30, 2006.

During the first six months of 2005, we sold three operating communities with a total of 928 units. The communities were sold for a gross sales price of $89,250,000, resulting in a gain on sales of approximately $26,897,000. The net gains on sales and the combined results of operations for these three communities and the seven communities sold during the second quarter of 2006 totaled $35,322,000 and are reported as discontinued operations on the consolidated statements of income for the nine months ended September 30, 2005.

Dividends Attributable to Preferred Stock

Dividends attributable to preferred stock for the second quarter of 2006 and 2005 represent the dividends on our 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

Net Income Available to Common Shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the nine months ended September 30, 2006 was $89,499,000, or $1.71 per diluted share, as compared with $49,209,000, or $0.95 per diluted share, for the comparable period in 2005.

Liquidity and Capital Resources

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. For the nine months ended September 30, 2006, cash flows generated from operating activities exceeded distributions to common shareholders, preferred shareholders and minority members by approximately $21,200,000. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured credit facility provides adequate liquidity to address temporary cash shortfalls. We expect that annual cash flows from operations will exceed annual distributions to equity holders, which is consistent with prior years activity.

On August 9, 2006 we announced the pricing of a private offering of $400,000,000 aggregate principal amount of our 4.125% Convertible Senior Notes due 2026. We granted the initial purchasers of the notes an option to purchase up to an additional $60,000,000 aggregate principal amount of notes. This option was exercised on August 14, 2006 and we issued $460,000,000 of convertible debt. Holders of the notes may convert their notes at any time on or after July 15, 2026. The notes will be convertible at an initial conversion rate of 14.0432 shares per $1,000 principal amount of notes. At the initial conversion rate, the notes will be convertible into common stock at a conversion price of approximately $71.21 per share, which represents a 27.50% premium over the last reported sales price of the Company’s common stock on August 9, 2006, which was $55.85 per share. Net proceeds from the sale of the notes were used to redeem $150,000,000 of senior unsecured indebtedness, repurchase concurrently with the closing of this offering approximately 1,342,883 shares of our common stock at a price of $55.85 per share, for general corporate purposes and to reduce borrowings under our unsecured credit facility.

On May 19, 2005, we closed a public offering of $150,000,000 of five year senior unsecured notes. The notes will mature on May 15, 2010 with a coupon rate of 4.875%. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $148,087,000.

On December 9, 2004, we closed a public offering of 3,000,000 shares of 6.75% Series D Cumulative Redeemable Preferred Stock at a public offering price of $25 per share. Net proceeds from the offering after all discounts, commissions and issuance costs totaled approximately $72,436,000 and were used for general corporate purposes.

Proceeds from these offerings have been used for general corporate purposes, including the repayment of debt, redemption of equity securities, funding for development activities and financing for acquisitions. Pending these uses, we initially used the proceeds from these offerings to reduce borrowings under our revolving unsecured credit facility.

During the first quarter 2006, we replaced our existing credit facility with a $600,000,000 unsecured revolving line of credit with a group of 14 lenders. The new credit facility has a four-year term with a one-year extension, which is available at our sole option. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 57.5 basis points. In addition, we pay a 15 basis point annual facility fee on the capacity of the facility. Borrowings under our revolving unsecured line of credit totaled zero dollars at September 30, 2006, compared to $301,000,000 at December 31, 2005. Drawings on the credit facility are used to fund acquisition and development activities as well as for general working capital purposes. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

During the second quarter of 2005, we decreased the borrowings on our secured credit facility with Fannie Mae from $140,000,000 to $75,000,000. In August 2005, we amended the credit facility to reduce the number of multifamily communities securing the line from nine to four and relaxed certain collateral requirements. These four multifamily communities are held by a consolidated subsidiary of ours. Current borrowings under the facility bear interest at variable rates with maturities from one to nine months, plus a facility fee of 0.65%. Our borrowing cost, including interest, margin and fees, averaged 6.20% for the nine months ended September 30, 2006. Subject to the terms of the facility, we have the option to increase its size to $250,000,000. Borrowings under the secured facility are limited by the value of the properties we have pledged as security. Drawings under the facility are available to fund our investment activities and for general corporate purposes. The facility matures in 2008.

We had a total of $1,290,000,000 principal amount in unsecured senior notes at September 30, 2006, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
June 2007	50,000,000	7.200%
March 2009	50,000,000	3.580%
September 2009	150,000,000	5.750%
May 2010	150,000,000	4.875%
January 2011	250,000,000	7.450%
February 2013	130,000,000	7.125%
March 2014	50,000,000	4.700%
August 2026	460,000,000	4.125%

Total / Weighted Average Interest Rate	$1,290,000,000	5.47%

In addition, at September 30, 2006, we had mortgage indebtedness with a total principal amount outstanding totaling $202,344,000 at an average interest rate of 6.18%, and remaining terms of from less than one year to seven years.

As of September 30, 2006, we had total outstanding debt balances of approximately $1,567,000,000 and total outstanding consolidated shareholders’ equity and minority interests of approximately $1,046,000,000, representing a debt to total book capitalization ratio of 60%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants during the three and nine months ended September 30, 2006 and 2005.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2006, such as scheduled debt repayments, construction funding and property acquisitions. At September 30, 2006, we had an estimated cost of approximately $486,500,000 to complete existing construction in progress, with funding estimated from 2006 through 2007. Scheduled debt repayments through December 31, 2006 total approximately $13,426,000.

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

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R) using the modified prospective method. This method requires the recognition of compensation cost for all share based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the three and nine months ended September 30, 2006 includes all awards outstanding that are vesting during the period. On January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148). We adopted the prospective method as provided for in SFAS No. 148, under which the provisions of SFAS No. 123 are applied prospectively to all awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based compensation included in the determination of consolidated net income for the three and six months ended September 30, 2005 is less than that which would have been recognized if the fair value method had been applied to all option awards in prior years. Prior to 2003, we accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Option awards under BRE’s option plans vest over periods ranging from one to five years.

The Company uses the Black-Scholes formula to estimate the value of stock options granted. Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the January 1, 2003 adoption date), compensation costs for some previously granted awards that were not recognized under SFAS No. 123 are recognized under SFAS No. 123(R).

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

(Dollar amounts in millions) Property Name	Location	Proposed Number of Units	Costs Incurred to Date - September 30, 2006[1]	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date[2]
Construction in Progress
Galleria at Towngate	Moreno Valley, CA	268	39.3	40.1	0.8	4Q/2006
The Stuart at Sierra Madre Villa	Pasadena, CA	188	44.4	55.7	11.3	3Q/2007
Renaissance at Uptown Orange	Orange, CA	460	68.4	114.7	46.3	1Q/2008
Bay Vista Apartments	Emeryville, CA	224	34.2	65.7	31.5	4Q/2007
5600 Wilshire	Los Angeles, CA	284	44.5	129.6	85.1	1Q/2009
Stadium Park I	Anaheim, CA	320	21.4	80.7	59.3	2Q/2009

Total Construction in Progress		1,744	$252.2	$486.5	$234.3

Property Name	Location	Proposed Number of Units	Costs Incurred to Date September 30, 2006[4]	Estimated Total Cost	Estimated Construction Start
Land under development[3]
Taylor 28 Apartments	Seattle, WA	197	11.3	58.4	2Q/2007
Stadium Park II	Anaheim, CA	243	17.8	70.4	3Q/2007
Crossings	Santa Clara, CA	278	30.0	79.6	3Q/2007
Belcarra Apartments	Bellevue, WA	tbd	18.2	tbd	tbd

Total Land Under Development		718	$77.3	$208.4

(1)	Reflects all recorded costs incurred as of September 30, 2006, recorded on our consolidated balance sheet as “Direct investments in real estate-construction in progress”. Included in this amount is $36.5 million for the 246 completed units on Galleria at Towngate which are reflected on our consolidated balance sheet as “Direct investments in real estate-investments in rental properties.”

(2)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.

(3)	Land under development represents projects in various stages of pre-development, development, and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our consolidated balance sheet.

(4)	Reflects all recorded costs incurred as of September 30, 2006, recorded on our consolidated balance sheet as “Land under development.” Included in this amount is $30.0 million of costs for Crossings which currently has four office buildings which are reflected on our consolidated balance sheet as “direct investments in real estate-investments in rental properties.”

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our 2006 annual dividend on our common shares was increased to $2.05 per share, from $2.00 per share in 2005. Total dividends paid to common shareholders for the nine months ended September 30, 2006 and 2005 were $78,812,000 and $76,163,000 respectively. In addition, we paid $13,404,000 in aggregate dividends on our 8.50% Series A, 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock during the nine months ended September 30, 2006 and the nine months ended September 30, 2005.

Total distributions to minority members of our consolidated subsidiaries were $2,615,000 and $2,620,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

As of September 30, 2006, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Litigation and consulting charges are reported as Other expenses on the consolidated statements of income. These charges totaled zero and $759,000 for the three months ended September 30, 2006 and 2005, respectively, and $562,000 and $1,488,000 for the nine months ended September 30, 2006 and 2005, respectively. The charges reported include litigation costs and consulting fees incurred for destructive testing to determine the extent of the damage and required reconstruction. The Company commenced reconstruction during the second quarter of 2005 and expects the community to be restored in the first quarter 2007. The cost of reconstruction is estimated to total approximately $22,500,000, of this total $16,149,000 has been incurred through September 30, 2006.

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

The net book value of the components of the buildings that are damaged and being replaced is approximately $9,400,000 and were depreciated over the reconstruction period. The damaged components have been fully depreciated as of September 30, 2006. During reconstruction, costs that extend the useful life of the asset, increase its value or enhance safety of the community will be capitalized. All other costs, including legal and consulting, are expensed as incurred.

As of September 30, 2006, there were no pending legal proceedings to which the Company is a party or of which any of the Company’s properties is the subject, which management anticipates would have a material adverse effect upon the Company’s consolidated financial condition and results of operations.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 15, 2006, we completed a private offering of $460,000,000 aggregate principal amount of 4.125% convertible senior notes due 2026 to Wachovia Capital Markets, LLC and Deutsche Bank Securities Inc. as initial purchasers of the notes, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The initial purchasers then sold the notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. Shares of our common stock may be issuable upon conversion of the notes. The information contained in our Current Report on Form 8-K filed with the SEC on August 21, 2006 is hereby incorporated by reference in this report.

In 2001, our Board of Directors authorized the repurchase of our common stock in an amount up to $60,000,000. The timing of repurchase activity is dependent upon the market price of our shares and other market conditions and factors. As of June 30, 2005, we had cumulatively repurchased a total of approximately $51,100,000 of common stock, representing 1,785,600 shares at an average purchase price of $28.64 per share. No shares were repurchased under this authorization during the nine months ended September 30, 2006. On April 21, 2005, the Board of Directors replenished the authorized share repurchase capacity to provide for repurchases of up to $60,000,000 from that date forward.

During the third quarter 2006, our Board of Directors authorized the repurchase of our common stock in an amount up to $75,000,000. The timing of repurchase activity was based upon the market conditions and factors. The following table provides information on the shares of our common stock we repurchased during the third quarter 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 20, 2006	—	—	—	—
August 1- August 31, 2006	1,342,883	$55.85	—	—
September 1- September 30, 2006	—	—	—	—
Total	1,342,883	$55.85	—	—

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Submission of Matters to a Vote of Security Holders.

None

ITEM 5. Other Information.

None

ITEM 6. Exhibits.

4.1	Second Supplemental Indenture, dated as of August 15, 2006, between BRE Properties, Inc. and J.P. Morgan Trust Company, National Association, as trustee, including the form of 4.125% Convertible Senior Notes due 2026 (previously filed on August 21, 2006 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

4.2	Third Supplemental Indenture, dated as of November 3, 2006, between BRE Properties, Inc. and The Bank of New York Trust Company, National Association (successor to J.P. Morgan Trust Company, National Association), as trustee (previously filed on November 8, 2006 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

4.3	Form of 4.125% Convertible Senior Notes due 2026 (previously filed on August 21, 2006 as part of Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.1	Registration Rights Agreement, dated as of August 15, 2006, between BRE Properties, Inc. and Wachovia Capital Markets, LLC and Deutsche Bank Securities Inc. (previously filed on August 21, 2006 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC. (Registrant)

Date: November 9, 2006	/s/ Edward F. Lange, Jr.
Edward F. Lange, Jr.
Executive Vice President, Chief Financial Officer and Secretary (principal financial officer)

Exhibit Index

Exhibits.

4.1	Second Supplemental Indenture, dated as of August 15, 2006, between BRE Properties, Inc. and J.P. Morgan Trust Company, National Association, as trustee, including the form of 4.125% Convertible Senior Notes due 2026 (previously filed on August 21, 2006 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

4.2	Third Supplemental Indenture, dated as of November 3, 2006, between BRE Properties, Inc. and The Bank of New York Trust Company, National Association (successor to J.P. Morgan Trust Company, National Association), as trustee (previously filed on November 8, 2006 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

4.3	Form of 4.125% Convertible Senior Notes due 2026 (previously filed on August 21, 2006 as part of Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.1	Registration Rights Agreement, dated as of August 15, 2006, between BRE Properties, Inc. and Wachovia Capital Markets, LLC and Deutsche Bank Securities Inc. (previously filed on August 21, 2006 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.