Form 10-K
period 2006-12-31
BRE PROPERTIES INC /MD/
filed 2007-03-01
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒Yes    ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes    ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes    ☒ No

At June 30, 2006, the aggregate market value of the registrant’s shares of Common Stock par value, $.01 per share, held by non-affiliates of the registrant was approximately $2,826,000,000. At February 28, 2007 50,672,847 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders of BRE Properties, Inc. to be filed within 120 days of December 31, 2006 are incorporated by reference in Part II and Part III of this report.

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

References in this Annual Report on Form 10-K to “BRE,” “Company,” “we” or “us” refer to BRE Properties, Inc., a Maryland corporation.

Corporate Profile

We are a self-administered equity real estate investment trust, or REIT, focused on the development, acquisition and management of multifamily apartment communities in six targeted metropolitan markets of the Western United States. At December 31, 2006, our multifamily portfolio had real estate assets with a net book value of approximately $2.75 billion, which included: 81 wholly or majority owned stabilized multifamily communities, aggregating 22,680 units in California, Washington and Arizona; nine stabilized multifamily communities owned through joint venture agreements, comprised of 2,672 apartment units; and nine apartment communities in various stages of construction and development totaling 2,194 units. We have been a publicly traded company since our founding in 1970 and have paid 145 consecutive quarterly dividends to our shareholders since inception.

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

Events During 2006

On January 23, 2006, we closed a $600,000,000 unsecured revolving line of credit with a group of 14 lenders. BRE’s new credit facility has a four-year term with a one-year extension, which is available at our sole option. Based on our current debt ratings, the credit line is priced at LIBOR plus .575%. The credit line will be used to fund acquisition and development activities as well as for general working capital purposes. This new credit facility, which closed on January 23, 2006, replaces the then existing line, which was set to mature on April 4, 2006.

On January 27, 2006, we reached a settlement in connection with litigation regarding our Red Hawk Ranch apartment community and the builder and other parties. Under terms of the settlement, we agreed to receive $17,500,000 from various defendants and the assignment of certain agreements and claims associated with three subcontractors against whom we continued litigation. In April of 2006, we reached settlement terms with the subcontractors in an amount totaling $2,000,000. We received all settlement funds in April of 2006 and the amount was recorded as Other Income during the second quarter of 2006.

On April 27, 2006, we contributed seven communities, classified as held for sale at December 31, 2005, to seven newly formed joint ventures in exchange for a 15% equity interest in each joint venture and approximately $200,000,000 in cash from the joint ventures. Under the terms of the joint venture agreements, the Company contributed seven properties with 2,184 units located in Denver, Colorado and Phoenix, Arizona, with a total value of $235,000,000. The joint venture partner contributed approximately $200,000,000 to obtain an 85% equity interest in each of the ventures. These seven joint venture investments are reported as equity interests in investments in rental properties on the consolidated balance sheet. The net carrying value of our investment in the seven joint ventures is equal to 15% of our carrying value of the net assets, at the time of contribution, which totaled approximately $189,000,000.

On August 15, 2006, we completed a private offering of $460,000,000 aggregate principal amount of exchangeable senior unsecured notes that mature on August 15, 2026. The notes bear interest at a fixed coupon rate of 4.125%. The notes may be converted into shares of our common stock (“Common Shares”), at the option of the holder, under specific circumstances, or on or after July 15, 2026, at an initial conversion rate of 14.0432 shares per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $71.21 per share, which represents a 27.50% premium over the $55.85 closing price of our stock at the time the transaction was priced. We used the net proceeds from the issuance to concurrently repurchase 1,342,883 shares of our common stock for approximately $75,000,000 at a price of $55.85 per share. The remaining net proceeds were used to repay indebtedness under our revolving unsecured credit facility and to redeem $150,000,000 of unsecured notes scheduled to mature March 2007. Prepayment charges associated with the early retirement of the $150,000,000 of senior unsecured notes scheduled to mature March 2007 totaled $576,000 and are recorded as Other Expenses on the Consolidated Statement of Income.

On November 1, 2006, we acquired Carmel Summit, a 246 unit operating multifamily community located in San Diego, California, for an acquisition price of approximately $53,000,000. We funded this property acquisition with borrowings under our unsecured revolving line of credit.

During 2006, we completed three development communities: The Heights, with 208 units in Chino Hills, California; Bridgeport Coast with 188 units in Santa Clarita, California; Galleria at Towngate with 268 units in Moreno Valley, California. The aggregate investment in the three communities totals $121,000,000. We continue to expand our development activities. As of December 31, 2006, we owned five sites that were under construction and four parcels of land that are going through the entitlement process. The aggregate investment on the nine sites is expected to total $660,000,000. Estimated completion dates for the five sites that are under construction range from third quarter 2007 to second quarter 2009.

Subsequent to the end of the year, we acquired a 3.5-acre land site in Los Angeles for approximately $66,500,000. The site represents 645 units of future development, and an estimated total investment of $352,000,000 upon completion. Due to the terms of a pre-existing purchase option contract, the asset has been consolidated in accordance with GAAP on our December 31, 2006 balance sheet.

Events During 2005

During 2005, we acquired three communities totaling 684 units for approximately $128,400,000. During the first quarter 2005, we acquired Sterling Downs, with 124 units located in Chino Hills, California, for a purchase price of $26,000,000. In the second quarter 2005, we acquired Mission Grove, with 432 units located in Riverside, California, for a purchase price of $75,800,000. In October 2005, we acquired Palm Court, with 128 units located in Los Angeles, California, for a purchase price of $26,600,000.

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

During the first quarter of 2004, we increased the size of our secured credit facility with Fannie Mae (serviced by Prudential Multifamily Mortgage, Inc.) from $100,000,000 to $140,000,000. Borrowings under the secured credit facility totaled $140,000,000 at December 31, 2004. The credit facility was secured by nine multifamily communities, which were held by a consolidated subsidiary of BRE. The average borrowing rate was 2.3% for 2004, including the facility fee.

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

On May 20, 2004, we amended our Articles of Incorporation to provide for our moving from a staggered Board of Directors structure toward the election of all Board of Directors annually. Under the amendment, each of the classes of directors currently in office will serve out the balance of their current three-year terms, and afterwards their successors will be elected for one-year terms.

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

Employees

As of December 31, 2006, we had 836 employees. None of our employees are covered by collective bargaining agreements.

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

Investment Portfolio

See Part I, Item 2 (“Properties”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report for a description of our individual investments and certain developments during the year with respect to these investments. See Part IV, Item 15(a) 2, Schedule III (financial statement schedule), for additional information about our portfolio, including locations, costs and encumbrances.

Additionally, see Part II, Item 8 and Part IV, Item 15 of this report for our consolidated financial statements.

Executive Officers

The following persons were executive officers of BRE as of February 25, 2007:

Name	Age at February 25, 2007	Position(s)
Constance B. Moore	51	President, Chief Executive Officer and Director
Edward F. Lange, Jr.	47	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Bradley P. Griggs	49	Executive Vice President, Chief Investment Officer
Deirdre A. Kuring	45	Executive Vice President, Asset Management

Ms. Moore has served as President and Chief Executive Officer since January 1, 2005. Prior to serving as the Company’s Chief Executive Officer she served as our Chief Operating Officer from July of 2002 through December 31, 2004. Ms. Moore held several executive positions with Security Capital Group & Affiliates, an international real estate operating and investment management company, from 1993 to July 2002, including Co-Chairman and Chief Operating Officer of Archstone Communities Trust, a Colorado-based multifamily real estate investment trust. Ms. Moore holds a Master of Business Administration Degree from the University of California, Berkeley and a Bachelor’s Degree in Business Administration from San Jose State University.

Mr. Lange was promoted to Chief Operating Officer on January 29, 2007. Mr. Lange will continue to serve as Chief Financial Officer, a position he has held since July 2000, until a successor is named. Prior to joining BRE Mr. Lange served as Executive Vice President and Chief Financial Officer at Health Care REIT, Inc., an Ohio-based senior housing real estate investment trust, from 1996 to June 2000. Prior to joining Health Care REIT, Inc. Mr. Lange was a Senior Vice President of Finance and a member of the executive management team of the Mediplex Group, Inc. and affiliated companies from 1992 to 1996. Mr. Lange holds a Master of Business Administration Degree from the University of Connecticut and a Bachelor’s Degree in Urban Planning from the University of Massachusetts.

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

Our portfolio is primarily located in the San Francisco Bay Area, Los Angeles/Orange County, San Diego, Sacramento, Seattle and Phoenix. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other properties and alternative forms of housing. In that regard, certain of these areas have in the recent past experienced economic recessions and depressed conditions in the local real estate or rental markets. To the extent general economic or social conditions in any of these areas further deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to our shareholders and to pay amounts due on our debt could be materially adversely affected.

Our insurance coverage is limited and may not cover all losses to our properties.

We carry comprehensive liability, fire, mold, extended coverage and rental loss insurance with respect to our properties with certain policy specifications, limits and deductibles. While as of December 31, 2006, we carried flood and earthquake insurance for our properties with an aggregate annual limit of $150,000,000, subject to substantial deductibles, we cannot assure that this coverage will be available on acceptable terms or at an acceptable cost, or at all, in the future, or if obtained, that the limits of those policies will cover the full cost of repair or replacement of covered properties. In addition, there may be certain extraordinary losses (such as those resulting from civil unrest or terrorist acts) that are not generally insured (or fully insured against) or underinsured losses (such as those resulting from claims in connection with the occurrence of mold, asbestos, and lead) because they are either uninsurable or not economically insurable. Should an uninsured or underinsured loss occur to a property, we could be required to use our own funds for restoration or lose all or part of our investment in, and anticipated revenues from, the property and would continue to be obligated on any mortgage indebtedness on the property. Any such loss could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

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

The operations of BRE Property Investors LLC are limited.

Eight of our properties are held by BRE Property Investors LLC, which is referred to in this Annual Report on Form 10-K as the operating company. We are the sole managing member of the operating company and, as of December 31, 2006, held approximately a 92% equity interest in it. Third parties as non-managing members hold the remaining equity interests in the operating company.

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

At December 31, 2006, we had outstanding borrowings of approximately $1.7 billion. Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, and total debt to capital, among others. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt.

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

Multifamily Property Data

Our multifamily properties represent 99% of our real estate portfolio and 99% of our total revenue.

Multifamily Properties	2006	2005	2004	2003	2002
Percentage of total portfolio at cost, as of December 31	99%	99%	100%	100%	100%
Percentage of total revenues, for the year ended December 31	99%	99%	99%	99%	99%

No single multifamily property accounted for more than 10% of revenues in any of the five years ended December 31, 2006.

This table summarizes information about our 2006 operating multifamily properties:

Market	Number of Communities	Units	Percentage of Revenue[1]	Percentage of NOI[1]	Occupancy[2]	Market Rent[3]
Los Angeles/Orange County	31	8,173	39%	39%	94%	$1,480
San Diego	13	3,957	19%	20%	95%	$1,478
San Francisco Bay Area	10	3,488	16%	16%	95%	$1,420
Seattle	14	3,572	14%	13%	94%	$1,135
Sacramento	10	2,156	8%	8%	94%	$1,066
Phoenix	3	1,334	4%	4%	95%	$956

Total/Weighted Average	81	22,680	100%	100%	94%	$1,363

The following table discloses certain operating data about our consolidated multifamily units:

	December 31,
	2006	2005	2004	2003	2002
Total number of units	22,680	23,954	24,198	22,981	22,371
Portfolio occupancy[4]	94%	94%	94%	94%	94%
Average monthly rent per unit	$1,363	$1,191	$1,133	$1,078	$1,114
Total number of properties	81	85	85	80	81

[1]

Represents the aggregate revenue and net operating income (NOI) from properties in each market divided by the total revenue and net operating income of multifamily properties for the year ended December 31, 2006, and includes the results of properties acquired and developed during 2006 from the date of acquisition and completion. Excludes NOI from properties sold to a joint venture in 2006. Accordingly, these results do not reflect a full year of operations for properties acquired or completed in 2006.

[2]	Represents average physical occupancy for all stabilized properties for the twelve months ended December 31, 2006. The total is a weighted average by units for all communities shown.
[3]	Represents average prevailing market rent per unit for the twelve months ended December 31, 2006. The total is a weighted average by units for all communities shown.
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

	December 31,
	2006	2005	2004	2003	2002
Number of same-store units	19,104	18,286	19,012	18,656	18,563
Same-store units % of total units	84%	76%	79%	81%	83%
Same-store revenue increase (decrease)	6%	4%	0%	(4%)	(3%)
Same-store expense increase (decrease)	7%	2%	3%	2%	2%
Same-store NOI increase (decrease)	6%	5%	(1%)	(6%)	(5%)

Our business focus is the ownership, development and operation of multifamily communities; we evaluate performance and allocate resources primarily based on the net operating income (“NOI”) of an individual multifamily community. We define NOI as the excess of all revenue generated by the community (primarily rental revenue) less direct real estate expenses. Accordingly, NOI does not take into account community-specific costs such as depreciation, capitalized expenditures and interest expense. NOI, including NOI from discontinued operations, totaled approximately $259,000,000, $229,000,000 and $207,000,000 for the years ended December 31, 2006, 2005, and 2004 respectively.

A reconciliation of net income available to common shareholders to NOI for the three years ended December 31 is as follows:

	Years ended December 31
	2006	2005	2004
	(amounts in thousands)
Net income available to common shareholders	$102,322	$63,075	$61,427
Interest expense	80,199	76,553	66,826
Provision for depreciation, including discontinued operations	74,834	74,276	64,212
Minority interests in income from consolidated subsidiaries	3,422	3,535	2,509
Gain on sales of investments and rental properties	(38,302)	(26,897)	(19,925)
General and administrative expense	17,881	17,816	12,657
Dividends attributable to preferred stock	17,873	17,873	12,114
Other expenses	1,138	2,670	6,807

Net operating income	$259,367	$228,901	$206,627

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

However, because NOI excludes depreciation and does not capture the change in the value of our communities resulting from operational use and market conditions, nor the level of capital expenditures required to adequately maintain the communities (all of which have real economic effect and could materially impact our results from operations), the utility of NOI as a measure of our performance is limited. Other equity REITs may not calculate NOI consistently with our definition and, accordingly, our NOI may not be comparable to such other REITs’ NOI. As a result, NOI should be considered only as a supplement to net income as a measure of our performance. NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. NOI also should not be used as a supplement to or substitute for cash flow from operating activities (computed in accordance with generally accepted accounting principles in the United States “GAAP”).

Development Properties

The following table provides data on our nine multifamily properties that were under various stages of development and construction at December 31, 2006. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot assure that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed units shown in the table below.

(Dollar amounts in millions) Property Name	Location	Proposed Number of Units	Costs Incurred to Date— December 31, 2006		Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date[1]
Construction in Progress
The Stuart at Sierra Madre Villa	Pasadena, CA	188	$47.4		$57.1	$9.7	3Q/2007
Renaissance at Uptown Orange	Orange, CA	460	81.9		114.7	32.8	1Q/2008
Avenue 64	Emeryville, CA	224	42.0		66.3	24.3	1Q/2008
5600 Wilshire	Los Angeles, CA	284	46.3		129.6	83.3	1Q/2009
Stadium Park	Anaheim, CA	320	24.9		81.5	56.6	2Q/2009

Total Construction in Progress		1,476	$242.5		$449.2	$206.7

Property Name	Location	Proposed Number of Units	Costs Incurred to Date— December 31, 2006		Estimated Total Cost	Estimated Construction Start
Land Under Development[2]
Taylor 28 Apartments	Seattle, WA	197	$11.9		$58.4	2Q/2007
Stadium Park II	Anaheim, CA	243	19.0		70.4	3Q/2007
Crossings	Santa Clara, CA	278	30.6		85.9	4Q/2007
Belcarra Apartments	Bellevue, WA	TBD	18.7		TBD	TBD

Total Land Under Development		718	$80.2	[3]	$214.7

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

[3]

In addition to the projects noted in Land Under Development, the Consolidated Balance Sheet reflects the consolidation of a $66.5 million land site in Los Angeles California under the provisions of FIN 46R. The acquisition was completed on January 9, 2007.

Insurance, Property Taxes and Income Tax Basis

We carry comprehensive liability, fire, pollution, extended coverage and rental loss insurance on our properties with certain policy specifications, limits and deductibles. In addition, at December 31, 2006, we carried flood and earthquake coverage with an annual aggregate limit of $150,000,000 (after policy deductibles ranging from 2%-5% of damages). Management believes the properties are adequately covered by such insurance.

Property taxes on portfolio properties are assessed on asset values based on the valuation method and tax rate used by the respective jurisdictions. The gross carrying value of our direct investments in operating rental properties was $2,726,159,000 as of December 31, 2006. On the same date our assets had an underlying federal income tax basis of approximately $2,460,153,000, reflecting, among other factors, the carryover of basis on tax-deferred exchanges.

Headquarters

We lease our corporate headquarters at 525 Market Street, 4th Floor, San Francisco, California, 94105-2712, from Knickerbocker Properties, Inc., a Delaware corporation. The lease covers 28,339 rentable square feet at annual per square foot rents, which were $22.00 as of December 31, 2006. The lease term ends on February 1, 2016. We also maintain regional offices in: Seattle, Washington; Irvine and San Diego, California; Phoenix, Arizona; and Denver, Colorado.

Item 3.    LEGAL PROCEEDINGS

As of December 31, 2006, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, which management anticipates would have a material adverse effect upon our consolidated financial condition and results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol ‘‘BRE’’. As of February 13, 2007, there were approximately 4,065 recordholders of BRE’s common stock and the last reported sales price on the NYSE was $69.75. The number of holders does not include shares held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder. As of February 13, 2007, there were approximately 29,795 beneficial holders of BRE’s common stock.

This table shows the high and low sales prices of our common stock reported on the NYSE Composite Tape and the dividends we paid for each common share:

	Years ended December 31,
	2006			2005
	Stock Price		Dividends	Stock Price		Dividends
	High	Low	Paid	High	Low	Paid
First Quarter	$56.68	$45.50	$0.5125	$40.65	$34.93	$0.5000
Second Quarter	$56.70	$49.50	$0.5125	$41.98	$34.61	$0.5000
Third Quarter	$60.20	$54.82	$0.5125	$45.35	$40.51	$0.5000
Fourth Quarter	$66.30	$59.18	$0.5125	$47.62	$39.54	$0.5000

Since 1970, when BRE was founded, we have made regular and uninterrupted quarterly distributions to shareholders. The payment of distributions by BRE is at the discretion of the Board of Directors and depends on numerous factors, including our cash flow, financial condition and capital requirements, REIT provisions of the Internal Revenue Code and other factors.

Limited partnership units in BRE Property Investors LLC exchanged for shares of BRE common stock totaled 0 and 60,575 for the three months and year ended December 31, 2006, respectively.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2006, for all of our equity compensation plans, including our Amended and Restated 1992 Employee Stock Plan, our 1999 Stock Incentive Plan and our Second Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Plan Category
Equity compensation plans approved by security holders	1,896,039	$31.86	555,953
Equity compensation plans not approved by security holders	—	—	—
Total	1,896,039	$31.86	555,953

COMPARATIVE STOCK PERFORMANCE

The line graph below compares the cumulative total shareholder return on BRE Common Stock for the last five years with the cumulative total return on the S&P 500 Index and the NAREIT Equity REIT Total Return Index over the same period. This comparison assumes that the value of the investment in the Common Stock and in each index was $100 on December 31, 2001 and that all dividends were reinvested (1).

BRE Properties, Inc.

Total Return Performance

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
BRE Properties, Inc.	100.00	107.20	121.90	155.22	183.72	272.28
NAREIT All Equity REIT Index	100.00	103.82	142.37	187.33	210.12	283.78
S&P 500	100.00	77.90	100.24	111.14	116.59	135.00

(1)

Common Stock performance data is provided by SNL Securities and is calculated using the ex-dividend date. The NAREIT Equity REIT Total Return Index data are provided by NAREIT, which calculate reinvestment results using the dividend payable date.

(2)	Indicates appreciation of $100 invested on December 31, 2001 in BRE Common Stock, S&P 500, and NAREIT Equity REIT Total Return Index securities, assuming reinvestment of dividends discussed above.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

During the year ended December 31, 2006, an aggregate 60,575 limited partnership units in BRE Property Investors LLC were exchanged for shares of BRE common stock with a one to one exchange ratio. The exchange of limited partnership units for shares of our common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

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

	2006	2005	2004	2003	2002
	(Amounts in thousands, except per share data)
Operating Results
Rental and ancillary revenues	$329,968	$298,133	$260,269	$236,660	$222,347
Revenues from discontinued operations	6,646	23,172	36,924	38,123	51,513
Partnership and other income	27,972	7,960	3,190	2,344	4,347

Total revenues	$364,586	$329,265	$300,383	$277,127	$278,207

Net income available to common shareholders	$102,322	$63,075	$61,427	$70,175	$87,171
Plus:
Net gain on sales of discontinued operations	(38,302)	(26,897)	(19,925)	(23,147)	(14,929)
Depreciation from continuing operations	74,834	71,035	56,568	45,270	35,568
Depreciation from discontinued operations	—	3,241	7,644	8,082	11,967
Depreciation related to unconsolidated entities	844	836	1,013	1,094	1,332
Minority interest convertible into common shares	1,976	2,040	1,915	2,216	2,963

Funds from operations (FFO)[1]	$141,674	$113,330	$108,642	$103,690	$124,072

Other expenses[2]	$1,138	$2,670	$6,807	$7,305	$—
Net cash flows generated by operating activities	$171,641	$125,428	$138,664	$117,820	$137,177
Net cash flows used in investing activities	$(97,077)	$(144,214)	$(255,413)	$(149,188)	$(209,983)
Net cash flows (used in) generated by financing activities	$(83,025)	$37,329	$115,644	$31,580	$69,807
Dividends paid to common and preferred shareholders and distributions to minority members	$125,994	$123,041	$112,330	$105,829	$101,163
Weighted average shares outstanding—basic	50,925	50,930	50,200	47,070	45,860
Dilutive effect of stock based awards	1,225	860	625	375	350

Weighted average shares outstanding—diluted (EPS)	52,150	51,790	50,825	47,445	46,210
Plus—Operating Company Units[3]	975	1,020	985	1,145	1,560

Weighted average shares outstanding—diluted (FFO)	53,125	52,810	51,810	48,590	47,770
Operating company units outstanding at end of period	959	1,020	1,019	973	1,206
Net income per share—basic	$2.01	$1.24	$1.22	$1.49	$1.90
Net income per share—assuming dilution	$1.96	$1.22	$1.21	$1.48	$1.89
Dividends paid to common shareholders	$2.05	$2.00	$1.95	$1.95	$1.95
Balance sheet information and other data
Real estate portfolio, net of depreciation	$2,752,280	$2,639,395	$2,480,417	$2,184,947	$2,064,009
Total assets	$2,823,491	$2,704,390	$2,518,941	$2,233,264	$2,112,116
Total debt	$1,668,910	$1,560,574	$1,378,566	$1,192,329	$1,173,764
Minority interest	$100,544	$61,675	$35,675	$38,859	$45,147
Shareholders’ equity	$976,845	$1,026,142	$1,046,647	$956,803	$847,601

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

[2]

Other expenses for 2006 total $1,138,000. Other expenses represent $576,000 of prepayment charges associated with the early retirement of $150,000,000 of senior unsecured notes scheduled to mature March 2007 and the remaining $562,000 related to litigation and consulting costs incurred in connection with the construction defect litigation related to our Red Hawk Ranch Community, located in Fremont, California and various subcontractors. Other expenses for 2005 represent Red Hawk Ranch litigation and consulting costs. Other expenses for 2004 represent a CEO retirement charge of $4.1M and Red Hawk Ranch litigation and consulting costs totaling $2.7M.

[3]	Under SFAS 128, Earnings per Share, common share equivalents deemed to be anti-dilutive are excluded from the diluted per share calculations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a self-administered equity real estate investment trust or REIT focused on the development, acquisition and management of multifamily apartment communities in six metropolitan markets of the Western United States. At December 31, 2006, our portfolio had real estate assets with a net book value of approximately $2.75 billion that included 81 wholly or majority owned completed apartment communities, aggregating 22,680 units; nine multifamily communities owned in joint ventures, comprised of 2,672 apartment units; and nine apartment communities in various stages of construction and development, totaling 2,194 units. We earn revenue and generate cash primarily by collecting monthly rent from our apartment residents.

Our 2006 operating results reflect continued improvement to operating fundamentals as a result of increased job growth in all of our operating markets. During the year, market rents increased on average 7.8%, supporting annual revenue growth of more than 6% in our same-store portfolio. Additionally, portfolio-wide physical occupancy averaged more than 94%, turnover was 63%, and net operating income growth was approximately 6%.

We completed a capital recycling program initiated in 2000, which was focused on concentrating our portfolio in California and Seattle, Washington. During 2006 we reduced our investment levels in Denver and Phoenix through the contribution of seven operating communities to joint ventures. The result of the recycling program is that 96% of our 2006 net operating income came from the coastal supply constrained markets of California (83%) and Seattle, Washington (13%).

We have continued to experience sustained growth in our Southern California markets, which comprised 59% of our real estate net operating income in 2006. Market rents in Southern California have increased 18% over the past three years while occupancy and turnover have remained stable. Management has focused its investment activities in the Southern California markets due to these market dynamics, and has acquired 2,066 units, completed the development of 1,200 units and commenced construction on another 1,252 units in this region during the last three years.

During 2006, market rents in the San Francisco Bay Area market averaged $1,507 an increase of 9% after increasing 7% in 2005. Consecutive years of market rent increases were preceded by four years of declining rents, the result of weak economic conditions and job losses. Market rents in our Bay Area portfolio peaked in the third quarter of 2000 at approximately $2,000 per unit and declined sequentially to an average of $1,348 per unit by the end of 2004. We continue to closely monitor and act upon the key operating metrics—market rent, occupancy and turnover—in each of our markets.

Our 81 wholly or majority owned apartment communities can be categorized as follows to better understand our overall results:

•	19,104 units in 69 communities were completed and stabilized for all of 2006 and 2005 (“same-store” communities);

•	1,977 units in six communities were acquired in 2006 or 2005 and as a result did not have comparable year-over-year operating results;

•	898 units in four development communities were completed and in lease up during 2006 and 2005 and as a result did not have comparable year-over-year operating results; and

•	701 units in two communities that require significant rehab work.

In addition to year-over-year economic operating performance, our results of operations for the three years ended December 31, 2006, were affected by income derived from acquisitions and completions of apartment communities, offset by the cost of capital associated with financing these transactions. Our book capitalization grew to $2.75 billion at December 31, 2006, from $2.2 billion at December 31, 2003, reflecting capital raised through offerings of debt and perpetual preferred stock.

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2006, 2005 and 2004

Revenues

Total revenues were $364,586,000 in 2006, $329,265,000 in 2005, and $300,383,000 in 2004, including revenues from discontinued operations. The increase in rental and ancillary income in 2006 and 2005 was derived from properties acquired and developed along with an increase in same store revenues. A summary of revenues for the years ended December 31, 2006, 2005 and 2004 follows:

	2006 Total	% of Total Revenues	2005 Total	% of Total Revenues	2004 Total	% of Total Revenues
Rental income	$315,145,000	87%	$284,898,000	86%	$249,069,000	83%
Ancillary income	14,823,000	4%	13,235,000	4%	11,200,000	4%
Revenues from discontinued operations	6,646,000	2%	23,172,000	7%	36,924,000	12%
Partnership income	1,150,000	—%	5,075,000	2%	1,558,000	—%
Other income	26,822,000	7%	2,885,000	1%	1,632,000	1%

Total revenue	$364,586,000	100%	$329,265,000	100%	$300,383,000	100%

Rental and Ancillary Income

As described above, a portion of the increase in rental and ancillary revenues relates to acquired and developed communities. The following table summarizes our multifamily property acquisitions, development properties completed and dispositions for the years ended December 31, 2006, 2005 and 2004 (dollar amounts are gross acquisition costs in the case of acquisitions, total delivered cost in the case of development communities completed and gross sales prices in the case of property dispositions):

	2006		2005		2004
	# of units	$	# of units	$	# of units	$
Multifamily
Property acquisitions	246	53,000,000	684	128,400,000	1,559	268,218,000
Development properties completed	664	120,600,000	—	—	536	107,800,000
Property dispositions	2,184	235,000,000	928	89,200,000	878	98,600,000

The property acquisitions and development properties completed, noted above, are considered “Non same-store communities” and increased rental and ancillary revenues by $15,626,000 and $27,815,000 for the years ended December 31, 2006 and 2005, respectively. In 2006, on a “same-store” basis, rental and ancillary revenues increased $16,209,000, or 6.2%, primarily due to positive market rent trends. Monthly market rents in the “same-store” portfolio grew to $1,319 per unit from $1,224, or 7.8%, per unit in 2006. In 2005, on a “same-store” basis, rental and ancillary revenues increased $10,049,000, or 4.2%, primarily due to positive market rent trends.

	2006 Increase	2005 Increase
Same-store Communities	$16,209,000	$10,049,000
Non Same-store Communities	15,626,000	27,815,000

Total increase in rental and ancillary revenues from continuing operations	$31,835,000	$37,864,000

	2006	2005	2004
Number of wholly or majority owned operating properties at December 31,	81	85	85
Average portfolio occupancy rates for operating properties	94%	94%	94%

Portfolio occupancy is calculated by dividing the total occupied units by the total units in stabilized communities in the portfolio.

Other income

Other income totaled $26,822,000, $2,885,000 and $1,632,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The 2006 total includes the following items: 1) Red Hawk Ranch construction defect suit settlement proceeds of $19,500,000, 2) a gain on the sale of a land parcel in Bellevue, Washington totaling approximately $2,000,000, 3) a gain on the sale of a land parcel in Anaheim California totaling approximately $1,500,000, and 4) interest income totaling $2,255,000. Other income for the 2005 includes $1,025,000 in bankruptcy proceeds from a former subsidiary and interest income of $690,000. Other income for the 2004 includes $669,000 in interest income and other miscellaneous items.

Partnership income

Partnership income totaled $1,150,000; $5,075,000 and $1,588,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The totals for each year include our share of income from two joint ventures we formed in 2001. The 2006 results also include our share of income from the seven joint ventures formed in April of 2006. The 2005 and 2004 results also include results from a venture formed in 2000 and sold in December of 2005. The gain on sale of our partnership interest totaled $4,575,000 and is included in the 2005 total.

Expenses

Real estate expenses

A summary of real estate expenses, excluding discontinued operations, follows:

	2006	2005	2004
Real estate expenses	$102,534,000	$92,201,000	$81,163,000
Percent of rental and ancillary income from continuing operations	31%	31%	31%
“Same-store” expense % change	7%	2%	3%

Real estate expenses for multifamily rental properties (which include repairs and maintenance, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) increased $10,033,000, or 11%, for the year ended December 31, 2006, as compared to the prior year. Same store expenses increased $5,557,000, or 7%, $1,560,000, or 2%, and $2,249,000, or 3%, in 2006, 2005 and 2004, respectively. Our expense growth was greater than historical levels as we experienced significant increases in resident turnover costs, payroll and property insurance. Resident turnover costs are primarily comprised of flooring, carpet and appliance replacements, paint and labor charges. Same store turnover-related expenses have increased approximately 15% on a year-over-year basis, driven by oil prices and the impact to petroleum-based products, such as carpet and paint. Real estate expenses shown in the table above exclude real estate expense from discontinued operations which totaled $2,685,000, $8,163,000 and $12,593,000 for 2006, 2005 and 2004, respectively.

Provision for depreciation

The provision for depreciation totaled $74,834,000, an increase of $3,799,000, or 5%, for the year ended December 31, 2006 compared to 2005, and increased $14,467,000, or 26%, for the year ended December 31, 2005 compared to 2004. The increases in 2006 and 2005 resulted primarily from higher depreciable bases on new property acquisitions and development properties completed.

Interest expense

During the past three years, our interest expense has increased due to higher average debt balances to support our acquisition and development activities and a rising floating interest rate environment in 2006 and 2005. We issued $460,000,000 of convertible unsecured notes with a coupon of 4.125% in August of 2006, redeemed $150,000,000 of unsecured notes with a coupon of 5.95% in September of 2006 and issued $150,000,000 of unsecured notes with a coupon of 4.875% in May of 2005. Capitalized interest has increased each year as our average development advances outstanding totaled $279,992,000, $205,454,000 and $127,634,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Interest expense for the years ended December 31, 2006, 2005 and 2004 follows:

	2006	2005	2004
Interest on unsecured senior notes	$67,148,000	$60,356,000	$56,025,000
Interest on mortgage loans payable	12,463,000	12,647,000	7,301,000
Interest on lines of credit	16,382,000	14,893,000	9,663,000

Total interest incurred	$95,993,000	$87,896,000	$72,989,000
Capitalized interest	(15,794,000)	(11,343,000)	(6,163,000)

Total interest expense	$80,199,000	$76,553,000	$66,826,000

Year-end debt balances at December 31, 2006, 2005 and 2004 follow:

	2006	2005	2004
Unsecured senior notes	$1,290,000,000	$980,000,000	$848,201,000
Mortgage loans payable	188,910,000	204,574,000	203,365,000
Lines of credit	190,000,000	376,000,000	327,000,000

Total debt	$1,668,910,000	$1,560,574,000	$1,378,566,000

Weighted average interest rate for all debt at end of period	5.8%	6.0%	5.6%

General and administrative expenses

General and administrative expenses for the three years ended December 31, 2006 were as follows:

	2006	2005	2004
General and administrative expenses	$17,881,000	$17,816,000	$12,657,000
Annual increase/(decrease) as a percentage	0.3%	40.8%	23.4%
As a percentage of rental and ancillary revenues (including revenues from discontinued operations)	5.3%	5.4%	4.2%

The expense increase in 2005 is primarily due to changes in the long term incentive compensation plan for executive officers, increased professional fees and additional staffing expense. The increase in 2004 is primarily due to increases in compensation, costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, other professional fees and insurance costs. Stock based compensation expense included in general and administrative expense totaled $3,865,000, $2,704,000 and $1,470,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Office rent totaling $986,000, $1,504,000 and $1,179,000 for the years ended December 31, 2006, 2005 and 2004, respectively, is included in general and administrative expense.

Other expenses

Other expenses totaled $1,138,000 in 2006. Other expenses represent $576,000 of prepayment charges associated with the early retirement of the $150,000,000 of senior unsecured notes scheduled to mature March 2007 and the remaining $562,000 related to litigation and consulting costs incurred in connection with the construction defect litigation related to our Red Hawk Ranch Community, located in Fremont, California and various subcontractors. Other expenses totaled $2,670,000 in 2005, representing the litigation and consulting costs incurred in connection with the construction defect litigation we pursued against the builder of our Red Hawk Ranch Community.

Other expenses of $6,807,000 in 2004 include a CEO retirement charge of $4,080,000 and $2,727,000 for legal and consulting charges related to the Red Hawk Ranch litigation. On December 13, 2004, the Board of Directors determined the leadership transition between the CEO, Mr. Frank McDowell, and Ms. Constance Moore was complete. As a result, future service by Mr. McDowell as an executive consultant, as specified in his Executive Transition Employment Agreement, was no longer viewed as necessary. The Board of Directors and Mr. McDowell mutually agreed to exercise the early termination without cause provision of this agreement, such that Mr. McDowell retired from BRE and the Board effective January 1, 2005. The early termination resulted in a one-time charge of approximately $4,080,000 during fourth quarter 2004, rather than recognizing a monthly expense over the next two years of service by Mr. McDowell. The charge is comprised of approximately $2,050,000 in cash payments and $2,030,000 in non-cash charges related to the fair value of stock options and restricted shares that vested under the agreement.

Minority interests in income

Minority interests in income relate to the earnings attributable to the minority members of our consolidated subsidiaries and were $3,422,000 for the year ended December 31, 2006, down from $3,535,000 for the year ended December 31, 2005 and up from $2,509,000 for the year ended December 31, 2004. Minority interests and consequently, minority interests in income, primarily increased in 2005 as a result of the consolidation of a variable interest entity under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. The purchase of the property was completed in November of 2006. Conversions of operating company units to common shares totaled 60,575, zero and 9,336 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

On April 27, 2006, the Company contributed the seven communities, classified as held for sale at March 31, 2006, to seven newly formed joint ventures in exchange for a 15% equity interest in each joint venture and approximately $200,000,000 in cash from the joint ventures. Under the terms of the agreements, the Company contributed seven properties with 2,184 units located in Denver, Colorado and Phoenix, Arizona, with a total value of $235,000,000. The joint venture partner contributed approximately $200,000,000 to obtain an 85% equity interest in each of the ventures. In accordance with the provisions of APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock”, the Company accounts for its investments in these joint ventures under the equity method of accounting. These seven joint venture investments are reported as equity interests in investments in rental properties on the consolidated balance sheet. The Company’s carrying value of the net assets, at the time of contribution totaled approximately $189,000,000. The net carrying value of the Company’s investment in the seven joint ventures is equal to 15% of the net contributed value.

The Company recorded a gain on the sale of the assets totaling $38,302,000. During 2006, the seven communities contributed $3,961,000 in net income prior to the April 27, 2006 sale. The combined gain and operating income total $46,263,000 and are reported as discontinued operations for the year ended December 31, 2006.

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

The net gain on sale and the combined results of operations for these thirteen properties for each quarter and twelve month ended period presented are included in discontinued operations on the consolidated statements of income. These amounts totaled $42,263,000, $38,665,000 and $36,612,000 for the twelve months ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, no assets were classified as held for sale.

Dividends attributable to preferred stock

Dividends attributable to preferred stock represent the dividends on our 8.50% Series A, 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. Dividend payments totaled $17,873,000, $17,873,000 and $12,114,000 for the years 2006, 2005 and 2004, respectively. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the year ended December 31, 2006 was $102,322,000, or $1.96 per diluted share, as compared with $63,075,000, or $1.22 per diluted share, for the year ended December 31, 2005 and $61,427,000, or $1.21 per diluted share for the year ended December 31, 2004.

Liquidity and Capital Resources

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. Annual cash flows from operating activities exceed annual distributions to common shareholders, preferred shareholders and minority members by approximately $45,500,000 $2,500,000 and $26,500,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured credit facility provides adequate liquidity to address temporary cash shortfalls. As of December 31, 2006, there were no properties held for sale.

On August 15, 2006, we completed a private offering of $460,000,000 aggregate principal amount of our 4.125% Convertible Senior Notes due 2026. Holders of the notes may convert their notes at any time on or after July 15, 2026 or under specific circumstances. The notes are convertible at an initial conversion rate of 14.0432 shares per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $71.21 per share, which represents a 27.50% premium over the last reported sales price of the Company’s common stock on August 9, 2006, which was $55.85 per share. Net proceeds from the sale of the notes were used to redeem $150,000,000 of senior unsecured indebtedness, repurchase concurrently with the closing of this offering 1,342,883 shares of our common stock at a price of $55.85 per share, for general corporate purposes and to reduce borrowings under our unsecured credit facility.

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

During the first quarter 2006, we replaced our existing credit facility with a $600,000,000 unsecured revolving line of credit with a group of 14 lenders. The new credit facility has a four-year term with a one-year extension, which is available at our sole option. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 0.575%. In addition, we pay a 0.15% annual facility fee on the capacity of the facility. Borrowings under our revolving unsecured line of credit totaled $115,000,000 at December 31, 2006, compared to $301,000,000 at December 31, 2005. Drawings on the credit facility are used to fund acquisition and development activities as well as for general working capital purposes. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

During the second quarter of 2005, we decreased the borrowings on our secured credit facility with Fannie Mae from $140,000,000 to $75,000,000. In August 2005, we amended the credit facility to reduce the number of multifamily communities securing the line from nine to four and relaxed certain collateral requirements. These four multifamily communities are held by a consolidated subsidiary of ours. Current borrowings under the facility bear interest at variable rates with maturities from one to nine months, plus a facility fee of 0.65%. Our borrowing cost, including interest, margin and fees, averaged 6.26% for the twelve months ended December 31, 2006. Subject to the terms of the facility, we have the option to increase its size to $250,000,000. Borrowings under the secured facility are limited by the value of the properties we have pledged as security. Drawings under the facility are available to fund our investment activities and for general corporate purposes. The facility matures in 2008.

We had a total of $1,290,000,000 principal amount in unsecured senior notes outstanding at December 31, 2006, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
June 2007	50,000,000	7.200%
March 2009	50,000,000	3.580%
September 2009	150,000,000	5.750%
May 2010	150,000,000	4.875%
January 2011	250,000,000	7.450%
February 2013	130,000,000	7.125%
March 2014	50,000,000	4.700%
August 2026	460,000,000	4.125%

Total/Weighted Average Interest Rate	$1,290,000,000	5.469%

In addition, at December 31, 2006, we had mortgage indebtedness totaling $188,910,000 at an average interest rate of 6.23%, and remaining terms of from less than one to seven years.

As of December 31, 2006, we had total outstanding debt balances of $1,668,910,000 and total outstanding shareholders’ equity and minority interests of $1,077,389,000, representing a debt to total book capitalization ratio of approximately 61%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants throughout the year ended December 31, 2006.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2006, including scheduled debt repayments, construction funding and property acquisitions. At December 31, 2006, we had an estimated cost of $206,700,000 to complete existing construction in progress, with funding estimated from 2007 through 2008.

Scheduled contractual obligations required for the next five years and thereafter are as follows:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(amounts in thousands)
Long-Term Debt Obligations	$1,668,910	$64,828	$316,926	$550,398	$736,758
Operating Lease Obligations	8,501	1,086	2,258	1,835	3,322

Total	$1,677,411	$65,914	$319,184	$552,233	$740,080

We manage joint venture investments that are recorded under the equity method of accounting with total assets of approximately $281,295,000 as of December 31, 2006. These joint ventures carry debt totaling approximately $18,529,000, none of which is guaranteed by us at December 31, 2006.

During the first quarter of 2004, we filed a new shelf registration statement with the Securities and Exchange Commission under which we may issue up to $700,000,000 of securities, including debt securities, common stock and preferred stock. Our 2005 $150,000,000 note offering and 2005 Series D, preferred stock offering totaling $75,000,000 reduced the amount available for future issuances under this registration statement to $475,000,000. Depending upon market conditions, we may issue securities under this or under future registration statements. Proceeds from issuances under our existing shelf registration statement may be used for general corporate purposes, including investing in additional multifamily communities, funding development activities, capital expenditures, redemption of securities, increasing our working capital and repaying indebtedness. Pending the application of the net proceeds, we may invest the proceeds in investment-grade, interest-bearing securities or temporarily reduce borrowings under our revolving unsecured line of credit.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our investments in real estate are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of estimated fair value is based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimated fair value is warranted. There were no assets for which an adjustment for impairment in value was made in 2006, 2005 or 2004.

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

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R) using the modified prospective method. This method requires the recognition of compensation cost for all share based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the year ended December 31, 2006, includes all awards outstanding that are vesting during the period. On January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148). We adopted the prospective method as provided for in SFAS No. 148, under which the provisions of SFAS No. 123 are applied prospectively to all awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based compensation included in the determination of consolidated net income for the year ended December 31, 2005, is less than that which would have been recognized if the fair value method had been applied to all option awards in prior years. Prior to 2003, we accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Option awards under BRE’s option plans vest over periods ranging from one to five years.

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

Impact of Inflation

Approximately 99% of our total revenues for 2006 were derived from apartment properties. Due to the short-term nature of most apartment unit leases (typically one year or less), we may seek to adjust rents to mitigate the impact of inflation upon renewal of existing leases or commencement of new leases, although we cannot assure that we will be able to adjust rents in response to inflation. In addition, market rates may also fluctuate due to short-term leases and other permitted and non-permitted lease terminations.

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. The payment of distributions by BRE is at the discretion of the Board of Directors and depends on numerous factors, including our cash flow, financial condition and capital requirements, REIT provisions of the Internal Revenue Code and other factors. Cash dividends per common share were $2.05 in 2006, $2.00 in 2005 and $1.95 in 2004. Total cash dividends paid to common shareholders for the three years ended December 31, 2006, 2005 and 2004 were $104,814,000, $101,744,000, and $98,015,000, respectively. In 2006, 2005 and 2004 $17,873,000, $17,873,000 and $11,791,000, respectively, in dividends were paid to preferred shareholders.

Distributions to minority members and operating company unit holders were $3,307,000 in 2006, $3,423,000 in 2005, and $2,524,000 in 2004.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any direct foreign exchange or other significant market risk.

Our exposure to market risk for changes in interest rates relates primarily to our lines of credit. We primarily enter into fixed and variable rate debt obligations to support general corporate purposes, including acquisitions and development, capital expenditures and working capital needs. We continuously evaluate our level of variable rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment. During 2004 we utilized four interest rate swap agreements to attain a floating rate of interest on a portion of our fixed rate debt. The objective of the agreements was to lower our overall borrowing costs. The swaps hedged the fair market value of a portion of our debt. We do not use derivatives for trading or speculative purposes. The hedges were perfectly effective and, therefore, changes in the derivative fair value and the change in fair value of the hedged items during the hedging period exactly offset with no valuation impact on our earnings. The notional amount of the interest rate swaps and their termination dates matched the principal amounts and maturities of the hedged fixed rate debt balances. As of December 31, 2006 there are no rate swap contracts outstanding.

The fair values of our financial instruments (including such items in the financial statement captions as cash, other assets, accounts payable and accrued expenses, and lines of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of our mortgage loans and unsecured senior notes is approximately $1,462,695,000 at December 31, 2006, as compared with a carrying value of $1,478,910,000 at that date.

We had $213,290,000 and $399,290,000 in variable rate debt outstanding at December 31, 2006 and 2005, respectively. A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $1,300,000 and $1,900,000 on our earnings and cash flows based on these period-end debt levels and our average variable interest rates for the twelve months ended December 31, 2006 and 2005, respectively. We cannot predict the effect of adverse changes in interest rates on our variable rate debt and, therefore, our exposure to market risk, nor can we assure that fixed rate, long-term debt will be available to us at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

As of December 31, 2006, the end of the quarter and fiscal year covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company on the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, using the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

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

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BRE Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BRE Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that BRE Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion BRE Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BRE Properties, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years ended December 31, 2006 of BRE properties, Inc. and our report dated February 23, 2007 expressed an unqualified opinion thereon.

San Francisco, California

February 23, 2007

Item 9B.    Other Information

Pursuant to Section 303A.12(a) of the New York Stock Exchange’s Corporate Governance Standards, the Chief Executive Officer has certified to the NYSE that she is not aware of any violation by the Company of NYSE corporate governance listing standards. This certification was submitted to the NYSE and was not qualified to any respect. Additionally, certifications by our Chief Executive Officer and Chief Financial Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed and furnished, respectively, with the Securities and Exchange Commission as exhibits to this report.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Identification of Directors. The information required by this Item is incorporated herein by reference to our Proxy Statement relating to our 2007 Annual Meeting of Shareholders, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2006. A summary of the directors and their principal business for the last five years follows:

Robert A. Fiddaman	Mr. Fiddaman has been our Director since 1998. He became Chairman of the Board of the Company during 2006. Mr. Fiddaman is self-employed and a private investor. Mr. Fiddaman served as Chairman of SSR Realty Advisors, a real estate investment and management firm, from 1996 to 1997. From 1993 to 1996, he served as President and Chief Executive Officer of Metric Realty, a real estate investment and management company. Mr. Fiddaman is 69 years old.

Roger P. Kuppinger	Mr. Kuppinger has been our Director since 1995, including service as a trustee of Real Estate Investment Trust of California, which merged with BRE in March 1996. Since 1994, Mr. Kuppinger has been President of The Kuppinger Company, a private investment banking firm and financial advisor to public and private companies. Mr. Kuppinger served as Managing Director, Sutro & Co., Inc., an investment banking firm, from 1969 to 1994. He currently serves as a Director and Audit Committee Chairman of Realty Income Corporation, a California-based retail real estate investment trust. Mr. Kuppinger is 66 years old.

Irving F. Lyons, III	Mr. Lyons was appointed as a Director of BRE on February 7, 2006. Mr. Lyons served as Vice Chairman of ProLogis, a global provider of distribution facilities and services, from 2001 through May 2006. He was Chief Investment Officer from March 1997 to December 2004, and held several other executive positions since joining ProLogis in 1993. Prior to joining ProLogis, he was a Managing Partner of King & Lyons, a San Francisco Bay Area industrial real estate development and management company, since its inception in 1979. Mr. Lyons is 57 years old.

Edward E. Mace	Mr. has been our Director since 1998. Mr. Mace has served as Chairman of Mace Pacific Holding Company, LLC, A Private Investment Company, since 2006. From 2001 to 2006, he served as President, Vail Resorts Lodging Company and Rock Resorts International LLC (both subsidiaries of Vail Resorts, Inc., an owner, manager and developer of ski resorts and related lodging.) Mr. Mace served as President and Chief Executive Officer of Fairmont Hotels & Resorts-U.S./Mexico division from 2000 to 2001 and was President & Chief Executive Officer, Fairmont Hotels from 1996 to 2000. Mr. Mace is 55 years old.

Christopher J. McGurk	Mr. McGurk was appointed as a Director of BRE on February 7, 2006. Currently, Mr. McGurk serves as CEO of Overture Films, a motion picture studio. Prior to his post at Overture Films, Mr. McGurk served as Vice Chairman and COO of Metro-Goldwyn-Mayer, Inc. (MGM), a motion picture, television, home video, and theatrical production and distribution company, from 1999 to 2005. From 1996 to 1999, Mr. McGurk served in executive capacities with Universal Pictures, a division of Universal Studios Inc., most recently as President and COO. Mr. McGurk is 50 years old.

Matthew T. Medeiros	Mr. Medeiros has been our Director since 2005. Mr. Medeiros has served as President, Chief Executive Officer and Director of SonicWALL, a global Internet security company, since March 2003. From 1998 to December 2002, he served as Chief Executive Officer of Philips Components, a division of Royal Philips Electronics, a consumer electronics company. Mr. Medeiros served as Chairman of the Board, LG.Philips LCD, a liquid crystal display joint venture, from 2001 to 2002. Mr. Medeiros is 50 years old.

Constance B. Moore	Ms. Moore has been our Director since 2002. Ms. Moore has served as President and Chief Executive Officer of the Company since January 1, 2005, and was President and Chief Operating Officer in 2004. Ms. Moore was Executive Vice President and Chief Operating Officer of BRE from July 2002 through December 2003. She held several executive positions with Security Capital Group & Affiliates, an international real estate operating and investment management company, from 1993 to 2002, including Co-Chairman and Chief Operating Officer of Archstone Communities Trust. Ms. Moore is 51 years old.

Jeanne R. Myerson	Ms. Myerson has been our Director since 2002. Ms. Myerson has served as President and Chief Executive Officer of The Swig Company, a private real estate investment firm, since 1997. She served as President and Chief Executive Officer of The Bailard, Biehl & Kaiser REIT from 1993 to 1997. Ms. Myerson is 53 years old.

Gregory M. Simon	Mr. Simon has served as a director of BRE or its predecessor since 1991. He has also been self-employed as a private investor since 1991. He was Senior Vice President, H.F. Ahmanson & Co. and Home Savings of America, from 1983 to 1991. Mr. Simon is also an Officer and Director for Golden Orange Broadcasting, a privately held corporation. Mr. Simon is 66 years old.

(b)	Identification of Executive Officers. See “Executive Officers of the Registrant” in Part I of this report.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2007 Annual Meeting of Shareholders, under the headings “Executive Compensation and Other Information” and “Election of Directors—Governance, Board and Committee Meetings; Compensation of Directors,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2006.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2007 Annual Meeting of Shareholders, under the heading “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2006.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2007 Annual Meeting of Shareholders, under the headings “Certain Relationships and Related Transactions,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2006.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement, relating to our 2007 Annual Meeting of Shareholders, under the headings “Report of the Audit Committee” and “Fees of Ernst & Young LLP,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2006.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

1. Financial	Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005, and 2004

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

Dated March 1, 2007

BRE PROPERTIES, INC.

By:	/s/ CONSTANCE B. MOORE
Constance B. Moore
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CONSTANCE B. MOORE Constance B. Moore	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

/s/ EDWARD F. LANGE, JR. Edward F. Lange, Jr.	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

/s/ ROBERT A. FIDDAMAN Robert A. Fiddaman	Director	March 1, 2007

/s/ ROGER P. KUPPINGER Roger P. Kuppinger	Director	March 1, 2007

/s/ IRVING F. LYONS, III Irving F. Lyons, III	Director	March 1, 2007

/s/ EDWARD E. MACE Edward E. Mace	Director	March 1, 2007

/s/ CHRISTOPHER J. MCGURK Christopher J. McGurk	Director	March 1, 2007

/s/ MATTHEW T. MEDEIROS Matthew T. Medeiros	Director	March 1, 2007

/s/ JEANNE R. MYERSON Jeanne R. Myerson	Director	March 1, 2007

/s/ GREGORY M. SIMON Gregory M. Simon	Director	March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

BRE Properties, Inc.

We have audited the accompanying consolidated balance sheets of BRE Properties, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRE Properties, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BRE Properties Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007, expressed an unqualified opinion thereon.

San Francisco, California

February 23, 2007

BRE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 31,
	2006	2005
A S S E T S
Real estate portfolio
Direct investments in real estate:
Investments in rental properties	$2,726,159	$2,530,046
Construction in progress	242,509	171,423
Less: Accumulated depreciation	(401,893)	(330,067)

	2,566,775	2,371,402

Equity interests in and advances to real estate joint ventures:
Investments in rental properties	38,846	10,088
Real estate held for sale, net	—	195,447
Land under development	146,659	62,458

Total real estate portfolio	2,752,280	2,639,395
Cash	10,082	18,543
Other Assets	61,129	46,452

Total assets	$2,823,491	$2,704,390

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Unsecured senior notes	$1,290,000	$980,000
Unsecured line of credit	115,000	301,000
Mortgage loans payable	188,910	204,574
Secured line of credit	75,000	75,000
Accounts payable and accrued expenses	77,192	55,999

Total liabilities	1,746,102	1,616,573

Minority interests	100,544	61,675

Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized at both December 31 2006 and 2005; 10,000,000 shares with $25 liquidation preference; issued and outstanding at December 31, 2006 and December 31, 2005	100	100
Common stock, $0.01 par value; 100,000,000 shares authorized at both December 31, 2006 and 2005; 50,484,614 and 50,874,474 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	505	509
Additional paid-in capital	1,038,598	1,085,687
Accumulated net income less than cumulative dividends	(61,726)	(59,234)
Stock purchase loans to executives	(632)	(920)

Total shareholders’ equity	976,845	1,026,142

Total liabilities and shareholders’ equity	$2,823,491	$2,704,390

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Years ended December 31,
	2006	2005	2004
Revenue
Rental income	$315,145	$284,898	$249,069
Ancillary income	14,823	13,235	11,200

Total rental revenue	329,968	298,133	260,269

Expenses
Real estate	102,534	92,201	81,163
Provision for Depreciation	74,834	71,035	56,568
Interest	80,199	76,553	66,826
General and administrative	17,881	17,816	12,657
Other expenses	1,138	2,670	6,807

Total expenses	276,586	260,275	224,021

Other income	26,822	2,885	1,632

Income before gain on sales of investments, minority interests, partnership income and discontinued operations	80,204	40,743	37,880
Minority interests in income	(3,422)	(3,535)	(2,509)
Partnership income	1,150	5,075	1,558

Income from continuing operations	77,932	42,283	36,929
Net gain on sales of discontinued operations	38,302	26,897	19,925
Discontinued operations, net	3,961	11,768	16,687

Income from discontinued operations	42,263	38,665	36,612
Net Income	$120,195	$80,948	$73,541
Dividends attributable to preferred stock	17,873	17,873	12,114

Net income available to common shareholders	$102,322	$63,075	$61,427

Basic earnings per share from continuing operations	$1.18	$0.48	$0.49
Basic earnings per share from discontinued operations	$0.83	$0.76	$0.73

Basic earnings per share	$2.01	$1.24	$1.22

Diluted earnings per share from continuing operations	$1.15	$0.47	$0.49
Diluted earnings per share from discontinued operations	$0.81	$0.75	$0.72

Diluted earnings per share	$1.96	$1.22	$1.21

Weighted average common shares outstanding—basic	50,925	50,930	50,200
Weighted average common shares outstanding—diluted	52,150	51,790	50,825

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$120,195	$80,948	$73,541
Adjustments to reconcile net income to net cash flows generated by operating activities:
Net gain on sales of discontinued operations	(38,302)	(26,897)	(19,925)
Net gain on sales of investments	(3,485)	(4,575)	(872)
Income from unconsolidated entities	(1,150)	(500)	(686)
Distributions of earnings from unconsolidated entities	695	1,632	874
Provision for depreciation	74,834	71,035	56,568
Depreciation from discontinued operations	—	3,241	7,644
Noncash stock based compensation expense	3,865	2,704	2,975
Minority interests in income	3,422	3,535	2,509
(Increase) decrease in other assets	(6,079)	(3,128)	2,813
Increase (decrease) in accounts payable and accrued expenses	17,646	(2,567)	13,223

Net cash flows generated by operating activities	171,641	125,428	138,664

Cash flows from investing activities
Additions to furniture fixture and equipment	(2,879)	(4,171)	(1,732)
Purchases of operating real estate	(102,934)	(80,974)	(194,058)
Proceeds from sales of rental property, net of closing costs	198,109	87,280	96,185
Proceeds from sales of investments, net of closing costs	20,765	8,501	1,859
Rehabilitation expenditures and other	(33,548)	(18,249)	(18,088)
Deposits on property under contract	(4,809)	(8,225)	(1,713)
Capital expenditures	(13,942)	(13,607)	(17,971)
Additions to direct investment construction in progress	(98,191)	(71,158)	(54,276)
Additions to land under development	(59,648)	(43,611)	(70,720)
Distributions of capital from unconsolidated entities	—	—	5,101

Net cash flows used in investing activities	(97,077)	(144,214)	(255,413)

Cash flows from financing activities
Principal payments on mortgage loans and unsecured senior notes	(165,664)	(51,550)	(17,167)
Issuance of unsecured senior notes, net of offering costs	451,849	148,087	99,437
Lines of credit:
Advances	230,000	390,000	364,000
Repayments	(416,000)	(341,000)	(333,000)
Renewal fees	(3,946)	—	(388)
Repurchase of common shares	(75,000)	—	—
Proceeds from exercises of stock options	20,060	13,075	6,506
Proceeds from dividend reinvestment plan	1,670	1,758	1,331
Proceeds from preferred equity offerings, net of issuance costs	—	—	168,872
Redemption of preferred stock	—	—	(53,750)
Cash dividends paid to common shareholders	(104,814)	(101,744)	(98,015)
Cash dividends paid to preferred shareholders	(17,873)	(17,873)	(11,791)
Distributions to Operating Company unit holders	(1,862)	(1,927)	(1,888)
Distributions to other minority members	(1,445)	(1,497)	(636)
Redemption of minority member interest	—	—	(8,114)
Other, net	—	—	247

Net cash flows (used in) generated by financing activities	(83,025)	37,329	115,644

(Decrease) increase in cash	(8,461)	18,543	(1,105)
Balance at beginning of year	18,543	—	1,105

Balance at end of year	$10,082	$18,543	$—

See Accompanying Notes to Consolidated Financial Statement

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2006	2005	2004
Supplemental disclosure of non cash investing and financing activities
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$93,449	$27,518	$107,711

Transfer of land under development to direct investments in real estate—construction in progress	$65,432	$16,845	$56,364

Change in accrued development costs for construction in progress and land under development	$49	$1,132	$1,354

Change in carrying value of debt attributed to hedging activities	$—	$503	$1,756

Change in minority interest units	$1,631	$—	$1,877

Transfer of investment in rental properties to held for sale	$—	$190,863	$—

Transfer of land under development to real estate held for sale	$—	$8,515	$—

Increase in investment in rental properties and minority interest in connection with consolidation of variable interest entity	$—	$26,000	$—

Increase in land under development and minority interest in connection with consolidation of variable interest entity	$66,500	$—	$—

Transfer from investment in rental properties to land under development	$29,298	$—	$—

Transfer from real estate held for sale to investment in unconsolidated entities	$28,397	$—	$—

Change in accrued improvements to direct investments in real estate cost	$3,027	$753	$—

Application of deposits against acquisition cost	$4,000	$—	$—

Assumption of mortgages through acquisition of existing assets	$—	$35,062	$74,160

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

	Years ended December 31,
	2006	2005	2004
Common stock shares
Balance at beginning of year	50,874,474	50,313,609	49,923,571
Stock options exercised, net of shares tendered	847,982	513,584	349,296
Conversion of Operating Company units to common shares	60,575	—	9,336
Shares repurchased and retired	(1,342,883)	—	—
Vested restricted shares	17,931	25,453	10,423
Shares issued pursuant to dividend reinvestment plan	28,935	42,883	38,320
Other	(2,400)	(21,055)	(17,337)

Balance at end of year	50,484,614	50,874,474	50,313,609

Preferred stock shares
Balance at beginning of year	10,000,000	10,000,000	5,150,000
Redemption of 8.50% Series A Cumulative Redeemable	—	—	(2,150,000)
Issuance of 6.75% Series C Cumulative Redeemable	—	—	4,000,000
Issuance of 6.75% Series D Cumulative Redeemable	—	—	3,000,000

Balance at end of year	10,000,000	10,000,000	10,000,000

Common stock
Balance at beginning of year	$509	$503	$499
Stock options exercised	8	5	4
Conversion of Operating Company units to common shares	1	—	—
Shares repurchased and retired	(13)	—	—
Shares issued pursuant to dividend reinvestment plan	—	1	—

Balance at end of year	$505	$509	$503

Preferred stock
Balance at beginning of year	$100	$100	$52
Redemption of 8.50% Series A Cumulative Redeemable	—	—	(22)
Issuance of 6.75% Series C Cumulative Redeemable	—	—	40
Issuance of 6.75% Series D Cumulative Redeemable	—	—	30

Balance at end of year	$100	$100	$100

Additional paid-in capital
Balance at beginning of year	$1,085,687	$1,068,614	$943,064
Stock options and restricted shares	24,742	16,153	9,478
Conversion of Operating Company units to common shares	1,631	—	251
Shares repurchased and retired	(74,987)	—	—
Issuance of preferred stock	—	—	168,802
Redemption of preferred stock	—	—	(53,728)
Dividend reinvestment plan	1,670	1,758	1,331
Other	(145)	(838)	(584)

Balance at end of year	$1,038,598	$1,085,687	$1,068,614

Accumulated net income (less than) in excess of cumulative dividends
Balance at beginning of year	$(59,234)	$(20,565)	$16,023
Net income for year	120,195	80,948	73,541
Cash dividends declared to common shareholders: $2.05 per common share for the year ended December 31, 2006 and $2.00 per common share for the year ended December 31, 2005 and $1.95 per common share for the year ended December 31, 2004	(104,814)	(101,744)	(98,015)
Cash dividends declared to preferred shareholders (see Note 11)	(17,873)	(17,873)	(12,114)

Balance at end of year	$(61,726)	$(59,234)	$(20,565)

Stock purchase loans to executives
Balance at beginning of year	$(920)	$(2,005)	$(2,836)
Loan maturities	288	1,085	831

Balance at end of year	$(632)	$(920)	$(2,005)

Total shareholders’ equity	$976,845	$1,026,142	$1,046,647

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company

BRE Properties, Inc., a Maryland corporation (“BRE” or the “Company”), was formed in 1970. BRE is a self-administered real estate investment trust (“REIT”) focused on the development, acquisition and management of multifamily apartment communities in the Western United States. At December 31, 2006, BRE’s portfolio, owned directly or through wholly or majority owned subsidiaries, consisted of 81 multifamily communities (aggregating 22,680 units), classified as direct investments in real estate-investments in rental properties on the accompanying consolidated balance sheets. Of these properties, 64 were located in California, 14 in Washington, and 3 in Arizona. In addition, at December 31, 2006, there were nine properties under various stages of construction and development aggregating an estimated 2,194 units, including five directly owned properties with 1,476 units classified as direct investments in real estate-construction in progress and four land parcels estimated to have 718 units which are classified as land under development. BRE also holds a 35% interest in two real estate joint ventures that own two multifamily properties with a total of 488 units and a 15% interest in seven joint ventures that own seven multifamily properties with a total of 2,184 units at December 31, 2006.

The Operating Company

In November 1997, BRE acquired 16 completed properties and eight development properties from certain entities of Trammell Crow Residential-West (the “Transaction”) pursuant to a definitive agreement (the “Contribution Agreement”). BRE paid a total of approximately $160,000,000 in cash and issued $100,000,000 in common stock based on a stock price of $26.93 per share, as provided for in the Contribution Agreement. In addition, certain entities received Operating Company Units (“OC Units”) valued at $76,000,000 in BRE Property Investors LLC (the “Operating Company”), a Delaware limited liability company and a majority owned subsidiary of BRE. The Operating Company assumed approximately $120,000,000 in debt in connection with this purchase. BRE is the sole managing member and majority owner of the Operating Company at December 31, 2006. Substantially all of the properties acquired in the Transaction are owned by the Operating Company, which was formed by BRE for the purpose of acquiring the properties in the Transaction.

The OC Units held by non-managing members are included in minority interests in the Company’s consolidated financial statements. Starting in November 1999, non-managing members of the Operating Company can exchange their units for cash in an amount equal to the market value of common stock at the time of the exchange or, at the option of the Company, common stock of BRE on a 1:1 basis. As of December 31, 2006, 2,271,063 OC Units have been exchanged for common stock. The non-managing members are entitled to priority distributions regardless of the cash flows of the Operating Company. The Operating Company is also required to maintain certain financial ratios to protect the non-managing members’ distributions. Further, the Company has restrictions from selling certain assets of the Operating Company in a taxable sale for a ten year period from the date of the Transaction. The Operating Company will continue until the earlier of conversion of all non-managing member OC Units, or September 25, 2012. The Operating Company has also guaranteed the repayment of the Company’s $600,000,000 unsecured line of credit.

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

During the first quarter of 2005, the Company entered into a 22-month lease with a put/call option arrangement with an unrelated third party of a recently developed operating community located in Chino Hills, California. The total consideration payable under the put/call option was $26,000,000. The Company completed the acquisition of the property November 8, 2006. The Company made a non-refundable deposit of $4,000,000 that remained in escrow throughout the lease term and was applied towards the $26,000,000 purchase price. At any time during the lease period the lessor could have exercised a put option for the Company to purchase the asset. The Company was not obligated to purchase the asset because the lessor did not exercise the put option, but would have forfeited the deposit if the community was not purchased. Prior to purchase of the property the Company determined that this arrangement was a VIE and that the Company was the primary beneficiary. The assets, liabilities and operations of the VIE were consolidated with the Company’s financial statements in the first quarter of 2005. The beneficial interest holders of the VIE had no recourse to the Company’s general credit. The impact to the consolidated balance sheet of the Company as of December 31, 2005 is an increase of $26,000,000 to Direct investments in Real estate and a corresponding increase to Minority interest. As of December 31, 2006, the Company decreased Minority interest by $26,000,000 to reflect the completed purchase of the property. The impact to the consolidated statements of income for the twelve months ended December 31, 2006, was an increase in total revenues of $2,203,000, an increase in real estate expenses of $626,000, an increase in depreciation expense of $606,000 and an increase to minority interest expense of $1,023,000. The impact to the consolidated statements of income for the twelve months ended December 31, 2005, was an increase in total revenues of $1,790,000, an increase in real estate expenses of $666,000, an increase in depreciation expense of $802,000 and an increase to minority interest expense of $1,075,000.

In September 2006, BRE entered into a land option contract to purchase 3.5 acres of land located in Los Angeles, California from an unrelated third party for $66,500,000. The acquisition closed on January 9, 2007. At December 31, 2006, the non-refundable cash deposit made by BRE for a purchase option agreement totaled $5,000,000. Under FIN 46, the Company is the primary beneficiary of the contractual relationship and consolidated the asset on the Consolidated Balance Sheet as of December 31, 2006. The beneficial interest holders of the VIE had no recourse to the Company’s general credit. The $5,000,000 deposit represented the Company’s maximum exposure to loss at December 31, 2006.

In addition to the deposit described above, at December 31, 2006, the Company has made non-refundable cash deposits for eight purchase option agreements totaling approximately $3,128,000, which are included in Other assets on the consolidated balance sheet. The aggregate purchase price of properties under option is approximately $70,682,000. The option deposits generally represent the Company’s maximum exposure to loss if it elects not to purchase the optioned property. Based on analysis performed under FIN 46, the Company is not the primary beneficiary in any of the arrangements as of December 31, 2006.

BRE consolidates entities not deemed as VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company, the Operating Company and other controlled subsidiaries. At December 31, 2006 and 2005, BRE owned 92% of the Operating Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Investments in Rental Properties

Rental properties are recorded at cost, less accumulated depreciation, less an adjustment, if any, for impairment. All properties are held for leasing activities. A land value is assigned based on the purchase price if land is acquired separately, or based on estimated market rates if acquired in a merger or in an operating community acquisition. BRE has a development group which manages the design, development and construction of its apartment communities. Projects under development are carried at cost, including direct and indirect costs incurred to ready the assets for their intended use and which are specifically identifiable, including capitalized interest and property taxes until units are placed in service. Direct investment development projects are considered placed in service as certificates of occupancy are issued and the units become ready for occupancy. Depreciation begins as units are placed in service. Land acquired for development is capitalized and reported as “Land under development” until the development plan for the land is formalized. Once the development plan is determined and construction contracts are signed, the costs are transferred to the balance sheet line item “Construction in progress.” Interest is capitalized on the Construction in progress at a rate equal to the Company’s weighted average cost of debt. The capitalization of interest ends when the assets are readied for their intended use. Costs of replacements, such as appliances, carpets and drapes, are expensed. Improvements and betterments that increase the value of the property or extend its useful life are capitalized.

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

The Company periodically evaluates its long-lived assets, including its investments in rental properties, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, the expected holding period of each asset and legal and environmental concerns. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted. There were no assets for which an adjustment for impairment in value was made in 2006, 2005 or 2004.

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

Rental Revenue

Rental income is recorded when due from residents and recognized monthly as it is earned, under lease terms which are generally for periods of one year or less. There were no contingent rental payments or percentage rents in the three years ended December 31, 2006. Rent concessions are amortized over the lives of the related leases.

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

Deferred Costs

Included in Other assets are costs incurred in obtaining debt financing that are deferred and amortized over the terms of the respective debt agreements as interest expense. Related amortization expense is included in interest expense in the accompanying consolidated statements of income. Net deferred financing costs included in Other assets in the accompanying consolidated balance sheets are $18,250,000 and $9,039,000 as of December 31, 2006 and 2005, respectively. Amortization of deferred costs totaled $3,360,000, $3,265,000 and $3,298,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

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

Fair Value of Financial Instruments

The fair values of BRE’s financial instruments, including such items in the consolidated financial statement captions as Other assets (which includes cash, mortgages receivable and interest rate swaps), and lines of credit, approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of the Company’s mortgage loans payable and unsecured senior notes was approximately $1,466,239,000 and $1,215,351,000 at December 31, 2006 and 2005, respectively.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method. This method requires the recognition of compensation cost for all share based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the twelve months ended December 31, 2006 includes all awards outstanding that are vesting during the period. From January 1, 2003 through December 31, 2005, the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148). The Company adopted the prospective method as provided for in SFAS No. 148, under which the provisions of SFAS No. 123 were applied prospectively to all awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based compensation included in the determination of consolidated net income for the twelve months ended December 31, 2005 is less than that which would have been recognized if the fair value method had been applied to all option awards in prior years. Prior to 2003, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to five years. The Company recognizes expense for awards with graded vesting on a straight line basis. At December 31, 2006, compensation cost related to non-vested awards not yet recognized totaled approximately $11,300,000 and the weighted average period over which it is expected to be recognized is 2.7 years. During the twelve months ended December 31, 2006, 29,674 restricted shares and 50,359 stock options were awarded.

The Company uses the Black-Scholes formula to estimate the value of stock options granted. Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS No. 123 on January 1, 2003 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost totaling $114,000 was recognized during the twelve months ended December 31, 2006 under SFAS No. 123(R) that were not previously recognized or that would not have been recognized had the Company continued to apply SFAS No. 123.

The following table illustrates the pro forma effect on consolidated net income and earnings per share of all outstanding option awards for each period.

	2005	2004
Net income available to common shareholders, as reported	$63,075,000	$61,427,000
Add: Stock-based compensation expense included in reported net income	2,704,000	2,975,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(2,881,000)	(3,887,000)

Pro forma net income	$62,898,000	$60,515,000

Earnings per share:
Basic—as reported	$1.24	$1.22
Basic—pro forma	$1.23	$1.21
Diluted—as reported	$1.22	$1.21
Diluted—pro forma	$1.21	$1.19

The fair values for options were estimated as of the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for the years ended December 31, 2006, 2005, and 2004:

	Years ended December 31
	2006	2005	2004
Risk-free interest rate	4.93%	3.74%	3.22%
Dividend yield	5.43%	6.00%	6.50%
Volatility	.19	.20	.20
Weighted average option life	6 years	7 years	5 years

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

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that it has only one operating and reportable segment, multifamily communities, which comprised 99% of BRE’s consolidated assets at December 31, 2006 and 2005 and approximately 99% of its total consolidated revenues for the three years ended December 31, 2006.

Concentration Risk

All multifamily communities owned by the Company are located in the Western United States, in three general markets that it defines as California, Pacific Northwest, and Mountain/Desert States. All revenues are from external customers and there are no revenues from transactions with other segments. There are no residents that contributed 10% or more of BRE’s total revenues in the years ended December 31, 2006, 2005 or 2004.

Recently Issued Accounting Pronouncements

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

In July 2006 the Financial Accounting Standards Board issued Interpretation (FIN 48), Accounting for uncertainty in Income Taxes—and interpretation of FASB Statement No. 109. FIN 48 prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty of income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006, and must therefore be adopted by the Company for its fiscal year ended December 31, 2007. The Company does not expect that this standard will impact its financial position or results of operations; however more substantive disclosure will be required in future filings.

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

3.    Real Estate Portfolio

The components of direct investments in real estate—investments in rental properties follow:

	December 31
	2006	2005
Land	$515,572,000	$478,896,000
Buildings and improvements	2,210,587,000	2,051,150,000

Subtotal	2,726,159,000	2,530,046,000
Accumulated depreciation	(401,893,000)	(330,067,000)

Total	$2,324,266,000	$2,199,979,000

BRE’s carrying value of its assets exceeded the tax basis by approximately $266,006,000 (unaudited) at December 31, 2006.

A roll-forward of direct investments in real estate-construction in progress follows:

	December 31
	2006	2005
Opening balance	$171,423,000	$108,930,000
Costs incurred to projects under construction	99,103,000	73,166,000
Transfers of construction in progress to direct investments in real estate—investments in rental properties	(93,449,000)	(27,518,000)
Transfers from land under development to direct investments in real estate—construction in progress	65,432,000	16,845,000

Ending balance	$242,509,000	$171,423,000

At December 31, 2006, BRE had an estimated cost of $206,700,000 to complete existing construction in progress, with funding estimated from 2007 through 2009.

4.    Equity Interests in and Advances to Real Estate Joint Ventures

As of December 31, 2006, BRE had nine joint venture arrangements in which its capital interest in two of the joint ventures is 35% and its interest in seven of the joint ventures is 15%; these joint ventures are managed by the Company (the “joint ventures”). The Company accounts for its investments in these joint ventures under the equity method of investment.

Each of the joint ventures in which the Company has a capital interest of 35% contains a single multifamily community that was developed by BRE and completed in 2001. BRE’s investment in the joint ventures totals $10,545,000 and $10,088,000 as of December 31, 2006 and 2005, respectively, and is shown as “Equity interests in and advances to real estate joint ventures-investments in rental properties” on BRE’s consolidated balance sheets. The communities had a total cost of approximately $43,856,000. The joint ventures carry secured, non-recourse loans totaling $18,529,000 that mature in 2011 and bear interest at rates of 7.25% and 8.0%.

Each of the joint ventures in which the Company has a capital interest of 15% contains a single multifamily community that was acquired or developed by BRE between 1998 and 2003. BRE’s investment in the joint venture totals $28,301,000 and $0 as of December 31, 2006 and 2005, respectively, and is shown as “Equity interests in and advances in real estate joint ventures-investments in rental properties” on BRE’s consolidated balance sheets. The joint ventures are un-leveraged. The Company contributed the seven majority owned properties with 2,184 units located in Denver, Colorado, and Phoenix, Arizona for a total value of $235,000,000 to the ventures on April 27, 2006 in exchange for a 15% equity interest in each joint venture and approximately

$200,000,000 in cash. The net carrying value of the Company’s investment in the seven joint ventures is equal to 15% of the Company’s net carrying value, at the time of contribution which totaled approximately $189,000,000. The difference between the Company’s 15% interest in the ventures recorded at its book value and the fair value of the assets contributed and recorded by the joint ventures, will be adjusted through reduced depreciation expense pickup.

In addition to the joint ventures discussed above, the Company also had an investment in a real estate joint venture managed by a third-party (non-managed joint venture) which it sold during December of 2005 for a gain of approximately $4,575,000. During 2000 and 2001, BRE sold a total of 22 communities in Tucson, Albuquerque, Las Vegas, and Phoenix. The Company contributed a portion of the proceeds to a joint venture related to the buyer for a 15% equity interest in order to facilitate the sale of 85% of these assets. The Company’s investment in the non-managed joint venture consisted of a 15% equity interest in a portfolio of multifamily properties managed by a third-party (G&I III Residential Portfolio, LLC). The Company’s investment approximated $5,279,000 at December 31, 2004, and was included in other assets.

The Company’s income from unconsolidated equity investments in joint ventures totaled $1,150,000; $5,075,000 and $1,558,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Included in these totals is the gain on sales totaling $4,575,000 in 2005.

5. Other Assets

The components of Other assets follow:

	December 31
	2006	2005
Prepaid loan fees	$18,250,000	$9,039,000
Predevelopment and escrow deposits	14,321,000	13,191,000
Accounts and mortgages receivable	10,621,000	9,660,000
Furniture and equipment, net of accumulated depreciation	6,637,000	6,247,000
Deferred compensation plan	3,099,000	2,605,000
Other	8,201,000	5,710,000

Total Other Assets	$61,129,000	$46,452,000

6.    Mortgage Loans Payable and Secured Line of Credit

The following data pertain to BRE’s secured debt at December 31, 2006 and 2005:

	December 31,
	2006	2005
Fixed rate secured mortgage loans	$165,620,000	$181,284,000
Variable rate secured mortgage loans	23,290,000	23,290,000
Secured line of credit	75,000,000	75,000,000

Total secured debt	$263,910,000	$279,574,000

Net book value of investments in real estate securing mortgage loans and secured line of credit	$456,642,000	$489,195,000
Remaining terms of mortgage loans payable	1-7 years	1-8 years
Average interest rate on fixed rate mortgages	6.2%	6.4%
Average interest rate on variable rate mortgages	4.7%	3.5%
Average interest rate on variable secured line of credit	6.3%	4.0%

Future scheduled principal payments are included in Note 7.

During 2003, BRE established a Fannie Mae credit facility maturing in 2008 with borrowings of $100,000,000 and an option to increase the size to $250,000,000. During the first quarter of 2004, BRE increased the size of the facility from $100,000,000 to $140,000,000. During the second quarter of 2005, the Company decreased the size of the facility from $140,000,000 to $75,000,000. In August 2005, BRE amended the credit facility to reduce the number of multifamily communities securing the line from nine to four and modified certain geographical diversification requirements. These four multifamily communities are held by a consolidated subsidiary of BRE. Borrowings under the secured line of credit totaled $75,000,000 at December 31, 2006 and 2005. Four multifamily communities with a net carrying value of $141,824,000 and $142,959,000 secured the credit facility at December 31, 2006 and December 31, 2005 respectively. The borrowing cost, including interest, margin and fees, is currently 6.3%. Subject to the terms of the facility, the Company has the option to convert variable-rate borrowings to fixed-rate borrowings.

7.    Unsecured Senior Notes and Unsecured Line of Credit

The following table pertains to BRE’s unsecured senior notes and unsecured line of credit at December 31, 2006 and 2005:

	December 31,
	2006	2005
Fixed rate unsecured notes	$1,290,000,000	$980,000,000
Unsecured line of credit	115,000,000	301,000,000

Total unsecured debt	$1,405,000,000	$1,281,000,000

Average interest rate on fixed rate unsecured notes	5.7%	6.4%
Average interest rate on unsecured line of credit	6.3%	5.1%

On August 15, 2006, the Company completed a private offering of $460,000,000 aggregate principal amount of exchangeable senior unsecured notes that mature on August 15, 2026. The notes bear interest at a fixed coupon rate of 4.125%. The notes may be converted into shares of our common stock (“Common Shares”), at the option of the holder, under specific circumstances, or on or after July 15, 2026, at an initial conversion rate of 14.0432 shares per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $71.21 per share, which represents a 27.50% premium over the $55.85 closing price of our stock at the time the transaction was priced. The initial exchange rate is subject to adjustment in certain circumstances. Upon a conversion of notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining conversion value, if any, will be settled, at the Company’s option, in cash, Common Shares or a combination thereof. The shares that would have been issued if the convertible securities were converted are not included in the diluted earnings per share calculation in 2006 as the average share price was less than the conversion price.

On or after February 21, 2012, the Company may redeem the notes at a redemption price equal to the principal amount of the notes plus any accrued but unpaid interest thereon, and in certain circumstances, any additional conversion value. In addition, on February 21, 2012, August 15, 2013, August 15, 2016 and August 15, 2021 or following the occurrence of certain change in control transactions, note holders may require the Company to repurchase the notes for an amount equal to the principal amount of the notes plus any accrued but unpaid interest thereon.

Net proceeds from the issuance were used to concurrently repurchase 1,342,883 shares of the Company’s common stock for $75,000,000 at a price of $55.85 per share. The remaining net proceeds were used to repay revolving unsecured credit facility indebtedness and to redeem $150,000,000 of unsecured notes scheduled to mature March 2007. Prepayment charges associated with the early retirement of the $150,000,000 of senior unsecured notes scheduled to mature March 2007 totaled $576,000 and are recorded as Other expenses on the Consolidated Statement of Income.

During the first quarter 2006, the Company replaced the existing credit facility with a $600,000,000 unsecured revolving line of credit with a group of 14 lenders. The new credit facility has a four-year term with a one-year extension, which is available at the Company’s sole option. Based on the Company’s current debt ratings, the line of credit accrues interest at LIBOR plus 57.5 basis points, plus a 15 basis point annual facility fee on the capacity of the facility. Borrowings under our revolving unsecured line of credit totaled $115,000,000 at December 31, 2006, compared to $301,000,000 at December 31, 2005. Drawings on the credit facility are used to fund acquisition and development activities as well as for general working capital purposes. Under the unsecured line of credit, BRE has capacity for up to $60,000,000 in letters of credit, which to the extent issued reduce capacity under the secured line of credit. As of December 31, 2006, BRE has unused letter of credit capacity totaling approximately $34,837,000. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

On May 19, 2005, BRE closed an offering of $150,000,000 five year senior unsecured notes. The notes will mature on May 15, 2010 with a coupon rate of 4.875%. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $148,087,000.

The unsecured line of credit and unsecured senior note agreements contain various covenants that include, among other factors, tangible net worth and requirements to maintain certain financial ratios. BRE was in compliance with all such financial covenants throughout the years ended December 31, 2006 and 2005.

Scheduled principal payments required on the lines of credit, unsecured senior notes payable and mortgage loans payable for the next five years and thereafter are as follows.

2007	$64,828,000
2008	97,586,000
2009	219,340,000
2010	298,271,000
2011	252,127,000
Thereafter	736,758,000

Total	$1,668,910,000

The 2008 amount includes the $75,000,000 balance at December 31, 2006 on the secured line of credit. Interest expense on mortgage loans, lines of credit and unsecured senior notes, including amortization of related issuance costs, aggregated $95,993,000, $87,896,000 and $72,989,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Capitalized interest was $15,794,000, $11,343,000 and $6,163,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Excluding capitalized interest, cash paid for interest totaled $76,844,000, $75,557,000 and $66,235,000 in 2006, 2005, and 2004, respectively.

8.    Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses follow:

	December 31
	2006	2005
Accrued interest payable	$25,222,000	$20,198,000
Security deposits	8,750,000	8,694,000
Accrued employee and non employee director benefits	16,898,000	6,868,000
Accrued development costs	10,777,000	7,460,000
Retention payable	3,774,000	4,306,000
Other	11,771,000	8,473,000

Total Accounts Payable and Accrued Expenses	$77,192,000	$55,999,000

9.    Discontinued Operations

The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations if deemed a component of an entity. The property-specific components of net earnings that are classified as discontinued operations include operating results, depreciation expense recognized prior to the classification as held for sale, and the net gain or loss on disposal. At December 31, 2006, the Company had no assets classified as held for sale under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

On April 27, 2006 the Company contributed the seven majority owned properties with 2,184 units located in Denver, Colorado, and Phoenix, Arizona for a total value of $235,000,000 to seven joint ventures in exchange for a 15% equity interest in each joint venture and approximately $200,000,000 in cash. These seven joint venture investments are reported as equity interests in investments in rental properties on the consolidated balance sheet. The net carrying value of the Company’s investment in the seven joint ventures is equal to 15% of the Company’s net carrying value, at the time of contribution, which totaled approximately $189,000,000.

The Company recorded a gain on the sale of the assets totaling $38,302,000. During 2006, the seven communities contributed $3,961,000 in net income prior to the April 27, 2006 sale date. The combined gain and operating income total $42,263,000 and are reported as discontinued operations for the twelve months ended December 31, 2006.

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

The net gain on sale and the combined results of operations for these thirteen properties are included in discontinued operations on the consolidated statements of income for each twelve month ended period presented. These amounts totaled $42,263,000, $38,665,000 and $36,612,000 for the twelve months ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, no assets were classified as held for sale.

The following is a breakdown of the gain on sales and the combined results of operations for the properties included in discontinued operations:

	Years ended December 31
	2006	2005	2004
Rental income	$6,646,000	$23,172,000	$36,924,000
Real estate expenses	(2,685,000)	(8,163,000)	(12,593,000)
Provision for depreciation	—	(3,241,000)	(7,644,000)
Gain on sales of discontinued operations	38,302,000	26,897,000	19,925,000

Total discontinued operations	$42,263,000	$38,665,000	$36,612,000

10.    Preferred Stock

The following table presents the Company’s issued and outstanding Preferred Shares as of December 31, 2006 and 2005:

	Optional Redemption Date(1)	Annual Dividend Rate per Share(2)	Outstanding at December 31, 2006	Outstanding at December 31, 2005
Preferred Stock, nonvoting, $0.01 par value; 20,000,000 shares authorized:
8.08% Series B cumulative redeemable, liquidation preference $25.00 per share, 3,000,000 shares outstanding at December 31, 2006 and December 31, 2005	June 2007	$2.0200	$75,000,000	$75,000,000
6.75% Series C cumulative redeemable, liquidation preference $25.00 per share, 4,000,000 shares outstanding at December 31, 2006 and December 31, 2005	March 2009	$1.6875	100,000,000	100,000,000	(3)
6.75% Series D cumulative redeemable, liquidation preference $25.00 per share, 3,000,000 shares outstanding at December 31, 2006 and December 31, 2005	December 2009	$1.6875	75,000,000	75,000,000	(4)

			$250,000,000	$250,000,000

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

11.    Stock Option Plans

Employee Plans

The 1992 Stock Option Plan and the 1999 BRE Stock Incentive Plan, as amended (the “Plans”) provide for the issuance of incentive stock options, non-qualified stock options, share appreciation rights, restricted shares and other grants. The maximum number of shares that may be issued under the Plans is 5,850,000. The option price may not be less than the fair market value of a share on the date that the option is granted and the options generally vest over three to five years. Shareholders initially adopted the 1999 BRE Stock Incentive Plan in 1999 and approved the plan as amended in 2001. The 1999 BRE Stock Incentive Plan, as amended, allows for grants of up to 3,500,000 shares. Changes in options outstanding during the years ended December 31, 2006, 2005, and 2004 were as follows:

	Years ended December 31
	2006		2005		2004
	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price
Balance at beginning of period	1,468,950	$30.39	2,082,465	$29.99	2,134,159	$28.97
Granted	—	—	—	—	600,000	$32.45
Exercised	(594,722)	$29.96	(587,268)	$28.90	(554,444)	$28.96
Cancelled	(18,318)	$31.79	(26,247)	$31.61	(97,250)	$28.70

Balance at end of period	855,910	$30.66	1,468,950	$30.39	2,082,465	$29.99

Exercisable	580,372	$30.25	957,336	$29.89	1,257,613	$29.24
Weighted average estimated fair value of options granted during the year	—	$—	—	$—	—	$2.68

At December 31, 2006, the exercise price of shares under option ranged from $22.40 to $32.97, with a weighted average exercise price of $30.66 The exercise price of all options granted in the year ended December 31, 2004 was equal to the market price on the date of grant. Expiration dates range from 2006 through 2014; the weighted average remaining contractual life of these options is six years. Stock options were exercised during 2006 on options originally granted with exercise prices ranging from $22.40 to $32.97.

At December 31, 2006, there were 436,209 restricted shares outstanding under the Plans with an average award price of $38.18. There were 23,429, 379,158 and 44,100 restricted shares granted in 2006, 2005 and 2004, respectively. The fair value of restricted shares awarded totaled $1,241,000, $15,086,000 and $1,431,000 in 2006, 2005 and 2004, respectively. During 2005, the Company adopted a new long-term incentive award program for executive officers, that established a five-year performance period. The program is heavily weighted on the achievement of performance metrics, with 90% of the award cliff vesting at the end of the five year performance period. The remaining 10% of the grant vests 2% each year over the five-year period, subject to continuous employment with the Company. The shares granted represent target performance, as defined in the agreements. If the performance metrics are not achieved, the shares subject to performance will not vest. The number of shares awarded to executive officers under this plan in 2005 totaled 345,667. There were no share awards to executive officers under this plan in 2006. Also in 2006 and 2005, 23,429 and 33,491 restricted shares were awarded to certain key employees, respectively and vest ratably over periods ranging from 2 to 5 years.

The intrinsic value of options exercised and restricted shares vested totaled $14,219,000, $9,273,000 and $4,530,000 during 2006, 2005 and 2004 respectively. The aggregate intrinsic value of options currently exercisable at December 31, 2006, 2005 and 2004 was $20,180,000, $14,932,000, and $13,838,000. The total compensation cost capitalized as part of the cost of an asset totaled $970,000, $628,000 and $45,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

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

Board committee chairman of restricted stock and options and/or share appreciation rights with an aggregate Black-Scholes value of $7,000 per year per committee chairman. The maximum number of shares that may be issued under this plan is 2,650,000. As with the Plans, the option price may not be less than the fair market value of a share on the date the option is granted. Changes in options outstanding for the years ended December 31, 2006, 2005, and 2004 were as follows:

	Years ended December 31
	2006		2005		2004
	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price
Balance at beginning of period	1,442,468	$30.57	1,420,760	$29.89	1,591,404	$29.70
Granted	50,359	$52.20	79,910	$38.54	94,999	$34.45
Exercised	(452,698)	$29.93	(58,202)	$25.04	(265,643)	$30.37
Cancelled	—	—	—	—	—	—

Balance at end of period	1,040,129	$32.84	1,442,468	$30.57	1,420,760	$29.89

Exercisable	950,627	$30.55	1,362,558	$30.10	1,373,258	$29.74
Weighted average estimated fair value of options granted during the year		$6.48		$3.92		$3.17

At December 31, 2006, the exercise prices of shares under option ranged between $24.07 and $57.85, with expiration dates from 2006 to 2016. The exercise price of all options granted in the years ended December 31, 1997 through 2006 was equal to the market price on the date of grant. The options vest ratably over periods ranging from one to three years. The weighted average remaining contractual life of these options is five years. At December 31, 2006, there were 10,181 restricted shares outstanding under the Plan with an average award price of $46.92. There were 6,245, 8,040 and 8,680 restricted shares granted in 2006, 2005 and 2004, respectively. The fair value of restricted shares awarded totaled $326,000, $310,000 and $299,000 in 2006, 2005 and 2004, respectively.

The intrinsic value of options exercised and restricted shares vested totaled $13,343,000, $1,447,000 and $2,185,000 respectively. The aggregate intrinsic value of options currently exercisable at December 31, 2006, 2005 and 2004 was $32,771,000, $20,954,000, and $14,521,000.

Direct Stock Purchase and Dividend Reinvestment Plan

In 1996, the Company instituted a direct stock purchase and dividend reinvestment plan (the “DRIP”) in which shareholders may purchase either newly issued or previously issued shares. There is no discount on shares purchased through the DRIP. The total amount of shares authorized under the DRIP is 1,500,000; from inception through December 31, 2006, 232,139 new shares have been issued.

12.    Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share with respect to income from continuing operations:

	2006	2005	2004
Numerator:
Net income available to common shareholders	$102,322,000	$63,075,000	$61,427,000
Less adjustment for earnings and gains from discontinued operations	(42,263,000)	(38,665,000)	(36,612,000)

Numerator for basic and diluted earnings per share from continuing operations	$60,059,000	$24,410,000	$24,815,000

Denominator:
Denominator for basic earnings per share—weighted average shares	50,925,000	50,930,000	50,200,000
Effect of dilutive securities:
Stock based awards	1,225,000	860,000	625,000

Denominator for diluted earnings per share adjusted for weighted average shares and assumed conversion	52,150,000	51,790,000	50,825,000

Basic earnings per share from continuing operations	$1.18	$0.48	$0.49
Basic earnings per share from discontinued operations	0.83	0.76	0.73

Basic earnings per share	$2.01	$1.24	$1.22

Diluted earnings per share from continuing operations	$1.15	$0.47	$0.49
Diluted earnings per share from discontinued operations	0.81	0.75	0.72

Diluted earnings per share	$1.96	$1.22	$1.21

Under FASB Statement No. 128, “Earnings per Share”, the effect of anti-dilutive Operating Company units has been excluded from the diluted earnings per share calculation. Weighted average Operating Company units totaled 975,000, 1,020,000, and 985,000 for three years ended December 31, 2006, 2005 and 2004 respectively.

13.    Retirement Plan

BRE has a 401K defined contribution retirement plan covering all employees with more than six months of continuous full-time employment. In addition to employee elective deferrals, in 2006, 2005 and 2004, BRE contributed up to 3% of the employee’s compensation up to $6,600 per employee in 2006 and $6,000 per employee in 2005 and 2004. The aggregate amounts contributed and recognized as expense by BRE were $427,000, $473,000 and $472,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

14.    Related Party Transactions

Certain executives of BRE have purchased stock, the consideration for which was interest-bearing recourse loans. Loans were issued from 2000 through July 2002, at which time the loan program was suspended. The loans are due five years from the date of issuance and do not have forgiveness provisions. At December 31, 2006 and 2005, the carrying amount of the loans was $632,000 and $920,000, respectively. Interest income from the notes totaled $48,000, $66,000 and $90,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

BRE had notes receivable from third party minority interest members of limited liability company subsidiaries of the company totaling $7,560,000 and $7,571,000 at December 31, 2006 and 2005, respectively. The amounts are recorded in Other assets on the consolidated balance sheets. Interest income from the notes totaled $385,000, $408,000 and $488,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

15.    Retirement Charge

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

16.    Commitments and Contingencies

Commitments

During the years ended December 31, 2006, 2005 and 2004, total operating lease payments incurred for office space, including real estate taxes, insurance, repairs and utilities, aggregated $986,000; $1,504,000 and $1,179,000 respectively.

The minimum future basic aggregate rental commitment under the Company’s operating leases is as follows:

2007	1,086,000
2008	1,123,000
2009	1,135,000
2010	1,096,000
2011	739,000
Thereafter	3,322,000

Total	$8,501,000

The Company entered into an operating lease for the Corporate office located in San Francisco, CA commencing on August 1, 2005 and ending on February 1, 2016. Over the term of the lease, rent is based on fixed contractual increases to the base rent. BRE has two options to extend the term of the lease for an additional 5 years for each option. BRE entered into an operating lease for office space in Irvine, CA commencing on December 1, 2005 and ending on December 1, 2010. Over the term of the lease, rent is based on fixed contractual increases to the base rent. The Company has one option to extend the lease for 5 years.

Contingencies

As of December 31, 2006, there were no pending legal proceedings to which the Company is a party or of which any of its properties is the subject, the adverse determination of which the Company anticipates would have a material adverse effect upon its consolidated financial condition and results of operations.

17.    Legal Settlements

Red Hawk Ranch

On April 14, 1997, the Company purchased Red Hawk Ranch Apartments, a 453-unit operating community in Fremont, California, from an unrelated third party builder. During 2004, we calculated the community required extensive replacement work to correct damage caused by construction defects. On March 18, 2003, BRE filed suit in the Alameda County Superior Court against the builder and other parties to protect against statutes of limitation. The Company conducted testing to determine the extent of the damage. Based upon the testing, the Company discovered that the exterior shell of each building at the community has been compromised. As a result, during second quarter 2004 the size and scope of the lawsuit was expanded.

Litigation and consulting charges recognized during 2006, 2005 and 2004 totaled $562,000, $2,670,000 and $2,727,000, respectively, and are reported as Other expenses on the Consolidated Statement of Income. The charges reported include litigation costs and consulting fees incurred during destructive testing to determine the extent of the damage and required reconstruction.

The Company commenced reconstruction during the second quarter of 2005 and expects to have the community restored during the next 3 to 6 months. On January 27, 2006 the Company reached a settlement in connection with the Red Hawk Ranch apartment community. Under terms of the settlement, the Company has received an aggregate of $17,500,000 from various defendants and the assignment of certain agreements and claims associated with three subcontractors against whom the company continued to pursue litigation. In April of 2006, the Company reached settlement terms with the subcontractors, in an amount totaling $2,000,000. All settlement funds were received by the Company in April of 2006 and the amount was recorded as Other income during the second quarter of 2006.

Under the provisions of FAS 144, BRE has performed an impairment analysis on Red Hawk Ranch Apartments using undiscounted cash flows, which reflect the anticipated decreased net operating income during reconstruction. No impairment charge was deemed necessary based on this analysis. The net book value of the components of the buildings that are damaged and being replaced approximate $9,400,000 and are being depreciated over the reconstruction period. Additional depreciation recognized during 2006, 2005 and 2004 totaled approximately $2,507,000, $4,298,000 and $2,600,000 respectively. During reconstruction, costs that extend the useful life of the asset, increase its value or enhance safety of the community will be capitalized. All other costs, including legal and consulting, will be expensed as incurred.

18.    Supplemental Financial Data (Unaudited)

Quarterly financial information follows:

	Year ended December 31, 2006
	Quarter ended March 31	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
	(amounts in thousands, except per share data)
Revenues*	$78,836	$82,087	$84,485	$84,560
Income from continuing operations	$8,677	$36,000	$15,963	$17,292
Discontinued operations	3,178	39,085	—	—
Preferred stock dividends	(4,468)	(4,468)	(4,468)	(4,468)

Net income available to common shareholders	$7,387	$70,617	$11,495	$12,824

Basic earnings per share from continuing operations	$0.08	$0.62	$0.23	$0.25
Basic earnings per share from discontinued operations	0.06	0.76	—	—

Basic earnings per share	$0.14	$1.38	$0.23	$0.25

Diluted earnings per share from continuing operations	$0.08	$0.60	$0.22	$0.25
Diluted earnings per share from discontinued operations	0.06	0.73	—	—

Diluted earnings per share	$0.14	$1.33	$0.22	$0.25

	Year ended December 31, 2005
	Quarter ended March 31	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
	(amounts in thousands, except per share data)
Revenues*	$70,412	$72,691	$76,848	$78,182
Income from continuing operations	$8,217	$10,116	$8,959	$14,991
Discontinued operations	25,089	7,853	2,379	3,343
Preferred stock dividends	(4,468)	(4,468)	(4,468)	(4,468)

Net income available to common shareholders	$28,838	$13,501	$6,870	$13,866

Basic earnings per share from continuing operations	$0.07	$0.11	$0.09	$0.21
Basic earnings per share from discontinued operations	0.50	0.16	0.04	0.06

Basic earnings per share	$0.57	$0.27	$0.13	$0.27

Diluted earnings per share from continuing operations	$0.07	$0.11	$0.09	$0.20
Diluted earnings per share from discontinued operations	0.49	0.15	0.04	0.07

Diluted earnings per share	$0.56	$0.26	$0.13	$0.27

*	Revenue totals do not include revenues from discontinued operations, other income and partnership income.

For the years ended December 31, 2006, 2005 and 2004, the federal income tax components of the Company’s dividends on the common and preferred stock were as follows (unaudited).

	Ordinary Income	Long Term Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital
Common Stock
December 31, 2006	38%	21%	21%	20%
December 31, 2005	42%	26%	7%	25%
December 31, 2004	60%	16%	9%	15%

	Ordinary Income	Long Term Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital
Cumulative Redeemable Preferred Stock (all series)
December 31, 2006	47%	27%	26%	—%
December 31, 2005	56%	34%	10%	—%
December 31, 2004	70%	19%	11%	—%

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(Amounts in thousands)

The activity in investments in rental properties and related depreciation for the three-year period ended December 31, 2006 is as follows:

Investments in rental properties:

	Years ended December 31,
	2006	2005	2004
Balance at beginning of year	$2,530,046	$2,538,171	$2,209,650
Multifamily communities purchased	52,636	116,687	268,218
Consolidation of variable interest entity	—	26,000	—
Transfers from construction in progress and other miscellaneous capitalization	93,449	27,518	107,711
Write off of damaged assets to depreciation	(424)	—	—
Acquisition of third party minority interests in real estate joint ventures	—	—	3,068
Change in accrued improvements to direct investment in real estate costs	3,027	753	—
Investments classified as held for sale	—	(210,143)	—
Investments sold	—	—	(86,179)
Capital expenditures	13,877	13,607	17,971
Rehabilitation expenditures	33,548	18,249	18,088
Less capital expenditures on properties held for sale	—	(796)	(356)

Balance at end of year	$2,726,159	$2,530,046	$2,538,171

Accumulated depreciation on rental properties:

	Years ended December 31,
	2006	2005	2004
Balance at beginning of year	$330,067	$280,498	$229,983
Provision for depreciation, excluding discontinued operations	74,834	71,035	56,568
Other depreciation on non-rental properties	(3,008)	(2,186)	(2,403)
Provision for depreciation from discontinued operations	—	3,241	7,644
Less: depreciation expense on assets classified as held for sale	—	—	(1,375)
Less: accumulated depreciation on assets classified as held for sale	—	(22,521)	—
Less: accumulated depreciation on properties sold	—	—	(9,919)

Balance at end of year	$401,893	$330,067	$280,498

Certain balances have been reclassified to real estate held for sale, net.

BRE PROPERTIES INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(Dollar amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives— Years	Gross Amount at Which Carried at December 31, 2006
Property Name	Location	Dates Acquired/ Constructed	Land	Building & Improvements			Land	Building & Improvements	Total	Accumulated Depreciation	Encumbrances
APARTMENTS
Sharon Green	Menlo Park, CA	1971/1970	$1,250	$5,770	$9,501	40	$1,250	$15,271	$16,521	$(10,125)
Verandas	Union City, CA	1993/1989	3,233	12,932	2,921	40	3,233	15,853	19,086	(5,833)
Foster’s Landing	Foster City, CA	1996/1987	11,742	47,846	8,841	40	11,742	56,687	68,429	(15,195)
Pinnacle Crow Canyon	San Ramon, CA	1996/1992	8,724	34,895	5,845	40	8,724	40,740	49,464	(10,491)
Blue Rock Village I & II*	Vallejo, CA	1997/1987	6,836	27,352	4,287	40	6,836	31,639	38,475	(8,483)	23,290
Lakeshore Landing	San Mateo, CA	1997/1988	8,547	34,228	4,474	40	8,547	38,702	47,249	(10,440)
Red Hawk Ranch	Fremont, CA	1997/1995	11,747	47,082	24,581	40	11,747	71,663	83,410	(22,214)
Deer Valley*	San Rafael, CA	1997/1996	6,042	24,169	2,353	40	6,042	26,522	32,564	(6,428)
Pinnacle City Centre*	Hayward, CA	2000/2000	4,903	22,999	265	40	4,903	23,264	28,167	(3,929)
Sun Pointe Village	Fremont, CA	2000/1989	12,639	50,690	4,195	40	12,639	54,885	67,524	(8,852)	**

San Francisco Bay Area			75,663	307,963	67,263		75,663	375,226	450,889	(101,990)	23,290

Montanosa	San Diego, CA	1992/1989-90	6,005	24,065	7,207	40	6,005	31,272	37,277	(11,746)	32,762
Esplanade	San Diego, CA	1993/1985	6,350	25,421	4,342	40	6,350	29,763	36,113	(10,368)
Terra Nova Villas	Chula Vista, CA	1994/1985	2,925	11,699	2,577	40	2,925	14,276	17,201	(4,542)
Canyon Villas	Chula Vista, CA	1996/1981	3,064	12,258	2,150	40	3,064	14,408	17,472	(4,220)
Lakeview Village	Spring Valley, CA	1996/1985	3,977	15,910	2,510	40	3,977	18,420	22,397	(5,362)
Countryside Village	El Cajon, CA	1996/1989	1,002	4,007	771	40	1,002	4,778	5,780	(1,463)
Cambridge Park	San Diego, CA	1998/1998	7,628	30,521	4,481	40	7,628	35,002	42,630	(7,784)
Relections Apartments	San Diego, CA	1999/1989	6,928	27,686	2,395	40	6,928	30,081	37,009	(5,740)
Pinnacle at Carmel Creek	San Diego, CA	2000/2000	4,744	45,430	4,646	40	4,744	50,076	54,820	(7,991)
Pinnacle at Otay Ranch I & II	Chula Vista, CA	2001/2001	8,928	43,388	2,787	40	8,928	46,175	55,103	(6,128)
Mission Trails	San Diego, CA	2002/1987	5,315	21,310	1,451	40	5,315	22,761	28,076	(2,952)
Bernardo Crest	San Diego, CA	2002/1988	6,016	24,115	2,291	40	6,016	26,406	32,422	(3,553)
Carmel Summit	San Diego, CA	2006/1989	16,025	36,611	672	40	16,025	37,283	53,308	(176)

San Diego			78,907	322,421	38,280		78,907	360,701	439,608	(72,025)	32,762

Village Green	La Habra, CA	1972/1971	372	2,763	1,793	40	372	4,556	4,928	(3,196)
Candlewood North	Northridge, CA	1996/1964-95	2,110	8,477	1,326	40	2,110	9,803	11,913	(2,703)
Sycamore Valley	Fountain Valley, CA	1996/1969	4,617	18,691	3,836	40	4,617	22,527	27,144	(6,535)
Windrush Village	Colton, CA	1996/1985	3,747	14,989	1,757	40	3,747	16,746	20,493	(4,724)
The Summit	Chino Hills, CA	1996/1989	1,838	7,354	1,291	40	1,838	8,645	10,483	(2,467)	**
Parkside Terrace*	Santa Ana, CA	1997/1986	3,016	12,180	1,808	40	3,016	13,988	17,004	(3,675)
Parkside Village*	Riverside, CA	1997/1987	3,417	13,674	1,676	40	3,417	15,350	18,767	(3,859)
Parkside Court*	Santa Ana, CA	1997/1987	2,013	8,632	1,386	40	2,013	10,018	12,031	(2,599)

BRE PROPERTIES INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(Dollar amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives— Years	Gross Amount at Which Carried at December 31, 2006
Property Name	Location	Dates Acquired/ Constructed	Land	Building & Improvements			Land	Building & Improvements	Total	Accumulated Depreciation	Encumbrances
APARTMENTS
Villa Siena	Costa Mesa, CA	1999/1974	4,853	19,739	9,112	40	4,853	28,851	33,704	(5,171)
Cortesia at Rancho Santa Margarita	Rancho Santa Margarita, CA	2000/1999	7,740	30,982	2,172	40	7,740	33,154	40,894	(5,240)
Pinnacle at Laguna Niguel	Rancho Niguel, CA	2001/1988	12,572	50,308	2,768	40	12,572	53,076	65,648	(7,703)
Boulder Creek	Riverside, CA	2002/1985	3,564	14,306	2,088	40	3,564	16,394	19,958	(2,208)
Emerald Pointe	Diamond Bar, CA	2002/1989	5,052	20,248	1,876	40	5,052	22,124	27,176	(2,911)
Pinnacle at MacArthur Place	South Coast Metro, CA	2002/2002	8,155	54,257	3,143	40	8,155	57,400	65,555	(5,866)
Pinnacle at Fullerton	Fullerton, CA	2002/2004	7,087	36,869	65	40	7,087	36,934	44,021	(2,428)
Pinnacle at Westridge	Valencia, CA	2002/2004	11,253	31,465	204	40	11,253	31,669	42,922	(1,884)
Corona Pointe	Riverside, CA	2003/1986	14,603	58,237	6,825	40	14,603	65,062	79,665	(6,352)
Canyon Creek	Northridge, CA	2003/1986	6,152	24,650	2,697	40	6,152	27,347	33,499	(2,449)
Enclave at Town Square	Chino Hills, CA	2003/1987	2,473	10,069	2,055	40	2,473	12,124	14,597	(1,431)
Pinnacle Talega I & II	San Clemente, CA	2004/2003	17,125	48,171	1,079	40	17,125	49,250	66,375	(4,229)
Summerwind Townhomes	Harbor City, CA	1987/2004	6,950	27,879	3,469	40	6,950	31,348	38,298	(2,664)
Regency Palm Court	Los Angeles, CA	1987/2004	2,049	8,277	862	40	2,049	9,139	11,188	(818)
Windsor Court	Los Angeles, CA	1987/2004	1,638	6,631	871	40	1,638	7,502	9,140	(692)
Tiffany Court	Los Angeles, CA	1987/2004	3,033	12,211	2,161	40	3,033	14,372	17,405	(1,108)
Villa Azure	Los Angeles, CA	2001/2004	40,560	96,565	3,477	40	40,560	100,042	140,602	(5,548)	72,106
Palm Court	Los Angeles, CA	1987/2005	6,400	20,309	548	40	6,400	20,857	27,257	(663)
Mission Grove Park	Riverside, CA	2005	15,120	61,873	515	40	15,120	62,388	77,508	(2,800)	34,224
Sterling Downs	Chino Hills, CA	2004/2005	3,827	22,645	5	40	3,827	22,650	26,477	(1,408)
Chino Hills	Chino Hills, CA	2005	5,305	36,199	—	40	5,305	36,199	41,504	(931)
Galleria at Towngate	Moreno Valley, CA	2006	3,640	35,579	—	40	3,640	35,579	39,219	(699)
Bridgeport Coast	Santa Clarita, CA	2006	11,500	28,741	—	40	11,500	28,741	40,241	(437)

Los Angeles/Orange County			221,781	842,970	60,865		221,781	903,835	1,125,616	(95,398)	106,329

Hazel Ranch	Fair Oaks, CA	1996/1985	2,471	9,885	2,193	40	2,471	12,078	14,549	(3,757)
Rocklin Gold	Rocklin, CA	1996/1990	1,558	6,232	1,250	40	1,558	7,482	9,040	(2,158)
Shaliko	Rocklin, CA	1996/1990	2,050	8,198	1,609	40	2,050	9,807	11,857	(3,001)
Quail Chase	Folsom, CA	1996/1990	1,303	5,211	990	40	1,303	6,201	7,504	(1,920)
Canterbury Downs	Roseville, CA	1996/1993	2,297	9,190	721	40	2,297	9,911	12,208	(2,780)
Selby Ranch	Sacramento, CA	1986/1971-74	2,660	18,340	9,167	40	2,660	27,507	30,167	(12,659)
Overlook at Blue Ravine I*	Folsom, CA	1997/1991	6,050	24,203	3,838	40	6,050	28,041	34,091	(7,347)
Arbor Point	Sacramento, CA	1997/1998	1,814	7,256	3,141	40	1,814	10,397	12,211	(3,809)
Overlook at Blue Ravine II	Folsom, CA	2000/2000	1,014	9,575	—	40	1,014	9,575	10,589	(1,195)

BRE PROPERTIES INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(Dollar amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives— Years	Gross Amount at Which Carried at December 31, 2006
Property Name	Location	Dates Acquired/ Constructed	Land	Building & Improvements			Land	Building & Improvements	Total	Accumulated Depreciation	Encumbrances
APARTMENTS
Pinnacle at Blue Ravine	Folsom, CA	2002/2000	3,073	32,689	369	40	3,073	33,058	36,131	(3,809)	**

Sacramento			24,290	130,779	23,278		24,290	154,057	178,347	(42,435)	—

Arcadia Cove	Phoenix, AZ	1996/1996	4,909	19,902	1,693	40	4,909	21,595	26,504	(5,803)
Pinnacle at South Mountain I & II*	Phoenix, AZ	1997/1996	11,062	44,257	1,465	40	11,062	45,722	56,784	(10,863)	9,045
Pinnacle Towne Center*	Phoenix, AZ	1998/1998	6,688	27,631	1,030	40	6,688	28,661	35,349	(6,205)	17,484

Phoenix			22,659	91,790	4,188		22,659	95,978	118,637	(22,871)	26,529

Parkwood	Mill Creek, WA	1989/1989	3,947	15,811	1,077	40	3,947	16,888	20,835	(7,325)
Shadowbrook	Redmond, WA	1987-98/1986	4,776	17,415	2,778	40	4,776	20,193	24,969	(9,097)
Citywalk	Seattle, WA	1988/1988	1,123	4,276	479	40	1,123	4,755	5,878	(2,243)
Thrasher’s Mill	Bothell, WA	1996/1988	2,031	8,223	1,336	40	2,031	9,559	11,590	(2,816)
Ballinger Commons	Seattle, WA	1996/1989	5,824	23,519	2,862	40	5,824	26,381	32,205	(7,633)
Park At Dash Point	Federal Way, WA	1997/1989	3,074	12,411	1,407	40	3,074	13,818	16,892	(3,683)
Montebello	Kirkland, WA	1998/1998	6,680	27,274	607	40	6,680	27,881	34,561	(6,376)
Park Highland	Bellevue, WA	1998/1993	5,602	22,483	1,071	40	5,602	23,554	29,156	(5,260)
Brentwood Townhomes	Kent, WA	1998/1991	1,387	5,574	356	40	1,387	5,930	7,317	(1,348)
Pinnacle Bellecentre	Bellevue, WA	2000/2000	11,163	32,821	157	40	11,163	32,978	44,141	(5,009)
Pinnacle Sonata	Bothell, WA	2002/2000	8,576	39,067	42	40	8,576	39,109	47,685	(4,871)	**
Pinnacle at Lake Washington	Renton, WA	2001/2001	4,878	26,184	796	40	4,878	26,980	31,858	(3,342)
Pinnacle Bell Town	Seattle, WA	2001/1992	4,279	17,259	1,116	40	4,279	18,375	22,654	(2,731)
Evergreen Park	Redmond, WA	1985/2004	17,413	45,013	7,048	40	17,413	52,061	69,474	(3,682)

Seattle			80,753	297,330	21,132		80,753	318,462	399,215	(65,416)	—

Non-Multi
Gateway at Emeryville	Emeryville, CA		11,519	2,328	—	2	11,519	2,328	13,847	(1,758)	—

TOTAL			$515,572	$1,995,581	$215,006		$515,572	$2,210,587	$2,726,159	$(401,893)	$188,910

*	Property held by a consolidated subsidiary of the Company
**	Properties secure the Company’s secured line of credit.

INDEX TO EXHIBITS

Exhibit No.	Description
3.0	Amended and Restated Articles of Incorporation (previously filed on March 15, 1996 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K)

3.1	Articles of Amendment (previously filed on April 28, 1997 as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-24915), as amended, and incorporated by reference herein)

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

3.6

Amended and Restated By-Laws of the Registrant (previously filed on February 17, 2004 as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein)

4.0

Indenture dated as of June 23, 1997 between the Registrant and Chase Trust Company of California (previously filed on June 23, 1997 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.1

First Supplemental Indenture dated as of April 23, 1998 between the Registrant and Chase Manhattan Bank and Trust Company, National Association, as successor trustee (previously filed on May 14, 1998 as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated by reference herein)

4.2

Second Supplemental Indenture, dated as of August 15, 2006, between BRE Properties, Inc. and J.P. Morgan Trust Company, National Association, as trustee, including the form of 4.125% Convertible Senior Notes due 2026 (previously filed on August 21, 2006 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

4.3

Third Supplemental Indenture, dated as of November 3, 2006, between BRE Properties, Inc. and The Bank of New York Trust Company, National Association (successor to J.P. Morgan Trust Company, National Association) (previously filed on November 8, 2006 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

4.4	Form of Note due 2007 (previously filed on June 23, 1997 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.5	Form of Note due 2013 (previously filed on February 24, 1998 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.6	Form of Note due 2011 (previously filed on January 12, 2001 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.7	Form of Note due 2007 (previously filed on March 13, 2002 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K)

Exhibit No.	Description
4.8	Form of Note due 2009 (previously filed on August 26, 2002 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K)

4.9	Form of Note due 2009 (previously filed on March 16, 2004 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K)

4.10	Form of Note due 2014 (previously filed on March 16, 2004 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K)

4.11	Form of Note due 2010 (previously filed on May 18, 2005 as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K)

4.12	Specimen Common Stock Certificate (previously filed on February 17, 2004 as Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.13	Specimen 8.08% Series B Cumulative Redeemable Preferred Stock Certificate (previously filed on June 17, 2002 as Exhibit 1.6 to the Registrant’s Form 8-A)

4.14	Specimen 6.75% Series C Cumulative Redeemable Preferred Stock Certificate (previously filed on March 1, 2004 as Exhibit 3.5 to the Registrant’s Form 8-A)

4.15	Specimen 6.75% Series D Cumulative Redeemable Preferred Stock Certificate (previously filed on December 8, 2004 as Exhibit 1.6 to the Registrant’s Form 8-A)

10.0*

Amended and Restated 1992 Employee Stock Plan (previously filed on November 14, 1997 as Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (and incorporated by reference herein)

10.1*

First Amendment to BRE Properties, Inc. Amended and Restated 1992 Employee Stock Plan (previously filed on November 8, 2002 as Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.2*	1992 Payroll Investment Plan (previously filed on October 19, 1992 in the Exhibits to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.3

Third Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan (previously filed on March 17, 2006 as Annex A to the Registrant’s Proxy Statement and incorporated by reference herein)

10.4*

1999 BRE Stock Incentive Plan (previously filed on August 16, 1999 as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein)

10.5*

First amendment to the 1999 BRE Stock Incentive Plan (previously filed on March 12, 2001 as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference herein)

10.6*

Second amendment to the 1999 BRE Stock Incentive Plan (previously filed on March 12, 2001 as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference herein)

10.7*	Third Amendment to 1999 BRE Stock Incentive Plan (previously filed on November 8, 2002 as Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.8	Dividend Reinvestment Plan (previously filed on August 9, 1996 in the Registrant’s Registration Statement on Form S-3 (File No. 333-09945) and incorporated by reference herein)

10.9*

BRE Properties Inc. Deferred Compensation Plan effective January 1, 2000 (previously filed on March 14, 2000 as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, as amended by the Annual Report on Form 10-K/A filed on August 4, 2000 and incorporated by reference herein)

Exhibit No.	Description
10.10*	Amended and Restated Employment Agreement with Edward F. Lange, Jr. dated November 20, 2006 (previously filed on November 21, 2006 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K)

10.11*	Amended and Restated Employment Agreement with Bradley P. Griggs dated November 20, 2006 (previously filed on November 21, 2006 as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K)

10.13*	Amended and Restated Employment Agreement with Deirdre A. Kuring dated November 20, 2006 (previously filed on November 21, 2006 as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K)

10.14*	Amended and Restated Employment agreement with Constance B. Moore dated November 20, 2006 (previously filed November 21, 2006 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K)

10.15*	Form of Indemnification Agreement (previously filed on February 27, 2002 as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K)

10.16

Treasury Lock Swap Transaction (previously filed on November 14,1996 as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated by reference herein)

10.17

Treasury rate guarantee hedge with Morgan Stanley, dated November 21, 1997 (previously filed on March 26, 1998 as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference herein)

10.18

Loan Agreement between The Prudential Insurance Registrant of America, as Lender and Real Estate Investment Trust of California, as Borrower, dated as of January 31, 1994 (previously filed on February 19, 1997 as Exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1996, as amended by the Report on the Registrant’s Annual Report on Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

10.19

Loan Agreement between The Prudential Insurance Company of America, as Lender and Real Estate Investment Trust of California, as Borrower, dated as of July 7, 1995 (previously filed on February 19, 1997 as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended by the Report on the Registrant’s Annual Report on Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

10.20

First Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant dated April 30, 1996 (previously filed on February 19, 1997 as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended by the Annual Report on the Registrant’s Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

10.21

Second Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated November 20, 1996 (previously filed on February 19, 1997 as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended by the Annual Report on the Registrant’s Form 10-K/A filed on April 25, 1997 and incorporated by reference herein)

10.22

Third Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated February 25, 1997 (previously filed on August 12, 1997 as Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated by reference herein)

10.23

Fourth Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated June 30, 1997 (previously filed on August 12, 1997 as Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated by reference herein)

Exhibit No.	Description
10.24

Fifth Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated May 20, 2003 (previously filed on February 24, 2004 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.25

Sixth Amendment to Loan Agreement by and between The Prudential Insurance Company of America and the Registrant, dated May 20, 2003 (previously filed on February 24, 2004 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.26

Third Amended and Restated Unsecured Line of Credit Loan Agreement dated April 4, 2003 (previously filed on May 15, 2003 as exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated by reference herein)

10.27

Master Credit Facility Agreement by and between BRE-FMCF, LLC and Prudential Multifamily Mortgage, Inc., dated May 2, 2003 (previously filed on May 15, 2003 as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated by reference herein)

10.28

First Amendment to Master Credit Facility Agreement by and between BRE-FMCF, LLC and Prudential Multifamily Mortgage, Inc., dated March 25, 2004 (previously filed on March 31, 2004 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.29

Amended and Restated Limited Liability Company Agreement of BRE Property Investors LLC, dated as November 18, 1997 (previously filed on December 18, 1997 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.30

Contribution Agreement dated as of September 29, 1997 between the Registrant, BRE Property Investors LLC and the TCR Signatories (previously filed on November 14, 1997 as Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference herein)

10.31

Registration Rights Agreement among the Registrant, BRE Property Investors LLC and the other signatories thereto dated November 18, 1997 (previously filed on December 3, 1997 as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (No. 333-41433), as amended, and incorporated by reference herein)

10.32

Registration Rights Agreement between the Registrant and Legg Mason Unit Investment Trust Series 7, Legg Mason REIT Trust, December 1998 Series, dated as of December 23, 1997, (previously filed on January 27, 1998 as Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 (No. 333-44997), as amended, and incorporated by reference herein)

10.33

Registration Rights Agreement, dated as of August 15, 2006, between BRE Properties, Inc. and Wachovia Capital Markets, LLC and Deutsche Bank Securities Inc. (previously filed on August 21, 2006 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.34

Purchase and Sale Agreement by and between the Registrant and G&I III Residential One LLC dated July 10, 2000 (previously filed on September 8, 2000 as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.35

Amendment No. 1 to the Purchase and Sale Agreement by and between the Registrant and G&I III Residential One LLC dated September 6, 2000 (previously filed on September 28, 2000 as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.36

Amendment No. 2 to the Purchase and Sale Agreement by and between the Registrant and G&I III Residential One LLC dated October 24, 2000 (previously filed on November 14, 2000 as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference herein)

Exhibit No.	Description
10.37

Amendment No. 3 to the Purchase and Sale Agreement by and between the Registrant and G&I III Residential One LLC dated January 31, 2001 (previously filed on March 12, 2001 as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference herein)

10.38

Office Lease between OTR, an Ohio general partnership and the Registrant dated September 26, 1997 (previously filed on March 26, 1998 as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference herein)

10.39

Office Lease between Knickerbocker Properties, Inc. a Delaware Corporation and the Registrant dated December 21, 2004 (previously filed on March 16, 2005 as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.40

Promissory Note payable by BRE Properties, Inc. to the order of Prudential Multifamily Mortgage, Inc. dated September 28, 2000 (previously filed on March 12, 2001 as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference herein)

10.41*

Retirement Plan for Employees of BRE Properties, Inc. (previously filed on March 12, 2003 as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by the Annual Report on the Registrant’s Form 10-K/A on June 12, 2003 and incorporated by reference herein)

10.42*

Form of option agreement for the 1999 BRE Stock Incentive Plan (previously filed on March 16, 2005 as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.43

Form of option agreement for the Second Amended and Restated Non-Employee Directors Stock Option and Restricted Stock Plan (previously filed on March 16, 2005 as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.44*

Form of performance share award for the 1999 BRE Stock Incentive Plan (previously filed on March 16, 2005 as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.45*	Form of 2005 performance share award for the 1999 BRE Stock Incentive Plan

10.46

Form of restricted stock award agreement for the Second Amended and Restated Non-Employee Directors Stock Option and Restricted Stock Plan (previously filed on March 16, 2005 as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.47

Credit Agreement by and among BRE Properties, Inc. as borrower, and each of Wachovia Capital Markets, LLC and RBS Securities Corporation and The Royal Bank Of Scotland, PLC, dated January 20, 2006 (previously filed on January 24, 2005 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.48

Second Amendment to Master Credit Facility Agreement by and between BRE-FMCF, LLC and Prudential Multifamily Mortgage Inc., dated August 1, 2005 (previously filed on July 5, 2005 as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein)

12	Statements re: computation of ratios

14	Code of Ethics (previously filed on March 7, 2006 as Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)

21	Subsidiaries of the Registrant

Exhibit No.	Description

23	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or agreement.