Form 10-Q
period 2007-03-31
BRE PROPERTIES INC /MD/
filed 2007-05-04
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

☐  Yes     ☒  No

Number of shares of common stock outstanding as of May 2, 2007 50,693,641

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

March 31, 2007

PART I FINANCIAL INFORMATION

ITEM 1 — Financial Statements

BRE Properties, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets

Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,743,076	$2,726,159
Construction in progress	287,402	242,509
Less: accumulated depreciation	(420,385)	(401,893)

	2,610,093	2,566,775
Equity interests in and advances to real estate joint ventures-
Investments in rental properties	39,202	38,846
Land under development	150,528	146,659

Total real estate portfolio	2,799,823	2,752,280

Cash	59,536	10,082
Other assets	62,423	61,129

Total assets	$2,921,782	$2,823,491

Liabilities and Shareholders’ Equity

Liabilities:
Unsecured senior notes	$1,590,000	$1,290,000
Unsecured line of credit	—	115,000
Mortgage loans payable	188,226	188,910
Secured line of credit	75,000	75,000
Accounts payable and accrued expenses	67,965	77,192

Total liabilities	1,921,191	1,746,102

Minority interests	31,994	100,544

Shareholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized: 10,000,000 shares with $25 liquidation preference issued and outstanding at March 31, 2007 and December 31, 2006, respectively.	100	100

Common stock, $0.01 par value, 100,000,000 shares authorized. Shares issued and outstanding: 50,692,928 and 50,484,614 at March 31, 2007 and December 31, 2006, respectively.	507	505
Additional paid-in capital	1,045,206	1,038,598
Cumulative dividends in excess of accumulated net income	(77,216)	(61,726)
Stock purchase loans to executives	—	(632)

Total shareholders' equity	968,597	976,845

Total liabilities and shareholders' equity	$2,921,782	$2,823,491

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2007	2006
Revenues
Rental income	$82,356	$75,382
Ancillary income	3,637	3,454

Total revenues	85,993	78,836

Expenses
Real estate	26,292	25,162
Provision for depreciation	19,514	19,131
Interest	20,020	20,790
General and administrative	4,816	4,440
Other expenses	—	499

Total expenses	70,642	70,022

Other income	1,167	694
Income before minority interests, income from investments in unconsolidated entities and discontinued operations	16,518	9,508
Minority interests in income	(579)	(908)
Income from investments in unconsolidated entities	443	77

Income from continuing operations	16,382	8,677

Discontinued operations, net	—	3,178

Income from discontinued operations	—	3,178

Net Income	16,382	11,855
Dividends attributable to preferred stock	4,468	4,468

Net Income available to common shareholders	$11,914	$7,387

Basic earnings per common share from continuing operations	$0.24	$0.08
Basic earnings per common share from discontinued operations	—	$0.06

Basic earnings per common share	$0.24	$0.14

Diluted earnings per common share from continuing operations	$0.23	$0.08
Diluted earnings per common share from discontinued operations	—	$0.06

Diluted earnings per common share	$0.23	$0.14

Weighted average common shares outstanding – basic	50,620	51,130

Weighted average common shares outstanding – assuming dilution	51,860	52,345

Dividends declared and paid per common share	$0.5375	$0.5125

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$16,382	$11,855
Adjustments to reconcile net income to net cash flows generated by operating activities:
Income from investments in unconsolidated entities	(443)	(77)

Distributions of earnings from unconsolidated entities	517	109
Provision for depreciation	19,514	19,131
Noncash stock based compensation expense	971	808
Minority interests in income	579	908
Increase in other assets	(3,480)	(5,802)
(Decrease) increase in accounts payable and accrued expenses	(14,014)	2,222

Net cash flows generated by operating activities	20,026	29,154

Cash flows from investing activities:
Additions to land under development	(74,959)	(32,754)
Additions to direct investment in real estate-construction in progress	(36,579)	(24,415)
Rehabilitation expenditures and other	(7,319)	(6,536)
Capital expenditures	(1,347)	(1,466)
Purchases of operating real estate	—	(28,298)
Improvements to real estate joint ventures	(900)	—
Costs on property under contract	(2,704)	(556)
Additions for furniture, fixture and equipment	(150)	(935)

Net cash flows used in investing activities	(123,958)	(94,960)

Cash flows from financing activities:
Issuance of unsecured senior notes, net	297,425	—
Principal payments on unsecured senior notes and mortgage loans	(684)	(750)
Lines of credit:
Advances	90,000	95,000
Repayments	(205,000)	(10,000)
Cash dividends paid to common shareholders	(27,402)	(26,425)
Cash dividends paid to preferred shareholders	(4,468)	(4,468)
Distributions to operating company unit holders	(445)	(474)
Distributions to other minority members	—	(405)
Proceeds from exercises of stock options and other, net	3,521	10,408
Proceeds from dividend reinvestment plan	439	431

Net cash flows generated by financing activities	153,386	63,317

Increase (decrease) in cash	49,454	(2,489)
Balance at beginning of period	10,082	18,543

Balance at end of period	$59,536	$16,054

Consolidated Statements of Cash Flows Cont. (unaudited)

(Dollar amounts in thousands)

	For the Three Months Ended March 31, 2007
	2007	2006
Supplemental disclosure of non cash activities:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$7,437	$22,098

Transfer from land under development to construction in progress	$11,732	$—

Change in accrued improvements to direct investments in real estate	$610	$753

Transfer of deposits on properties to land under development	$7,080	—

Change in accrued development costs for construction in progress and land under development	$3,759	$1,257

Change in minority interest units	$2,049	$1,031

See condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2007

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements have been omitted. The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2006 of BRE Properties, Inc. (the “Company” or “BRE”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments only) necessary for a fair presentation of the Company’s consolidated financial statements for the interim periods presented.

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

NOTE B – STOCK-BASED COMPENSATION

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method. This method requires the recognition of compensation cost for all share based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the three months ended March 31, 2007 and 2006 includes all awards outstanding that are vesting during the period.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to five years. The Company uses the Black-Scholes formula to estimate the value of stock options granted. At March 31, 2007, compensation cost related to nonvested awards not yet recognized totaled approximately $11,400,000 and the weighted average period over which it is expected to be recognized is 2.5 years. During the three months ended March 31, 2007, 19,115 restricted shares were awarded and 12,415 shares vested. No options were awarded during the three months ended March 31, 2007.

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

During the first quarter of 2005, the Company entered into a 22-month lease with a put/call option arrangement with an unrelated third party of a recently developed operating community located in Chino Hills, California. The total consideration payable under the put/call option was $26,000,000. The Company made a non-refundable deposit of $4,000,000 that remained in escrow throughout the lease term and was applied towards the $26,000,000 purchase price. The Company completed the acquisition of the property November 8, 2006. Prior to purchase of the property the Company determined that this arrangement was a VIE and that the Company was the primary beneficiary. The assets, liabilities and operations of the VIE were consolidated with the Company’s financial statements as of March 31, 2005. The Company made lease payments from March 2005 through November 2006. The impact to the consolidated statements of income for the three months ended March 31, 2006, was an increase in total revenues of $534,000, an increase in real estate expenses of $184,000, an increase in depreciation expense of $183,000 and an increase to minority interest expense of $300,000.

In September 2006, BRE entered into a land option contract to purchase 3.5 acres of land located in Los Angeles, California from an unrelated third party for $66,500,000. The acquisition closed on January 9, 2007. At December 31, 2006, the non-refundable cash deposit made by BRE for a purchase option agreement totaled $5,000,000. Under FIN 46, the Company is the primary beneficiary of the contractual relationship and consolidated the asset on the Consolidated Balance Sheet as of December 31, 2006. The beneficial interest holders of the VIE had no recourse to the Company’s general credit. The $5,000,000 deposit represented the Company’s maximum exposure to loss at December 31, 2006. This acquisition reduced minority interest by $66,500,000 for the three months ended March 31, 2007.

At March 31, 2007, the Company has made non-refundable cash deposits for eight purchase option agreements totaling approximately $2,396,000, which are included in other assets on the consolidated balance sheet. The aggregate purchase price of properties under option is approximately $78,682,000. The option deposits generally represent the Company’s maximum exposure to loss if it elects not to purchase the optioned property. Based on analyses performed under FIN 46, the Company is not the primary beneficiary in any of the arrangements as of March 31, 2007.

BRE consolidates entities not deemed as VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company and other controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE D – DISCONTINUED OPERATIONS

The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations if deemed a component of an entity. The property-specific components of net earnings that are classified as discontinued operations include operating results, depreciation expense recognized prior to the classification as held for sale, and the net gain or loss on disposal. At March 31, 2007, the Company had no assets classified as held for sale under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

On April 27, 2006, the Company contributed seven communities to seven newly formed joint ventures in exchange for a 15% equity interest in each joint venture and approximately $200,000,000 in cash from the joint ventures. Under the terms of the agreements, the Company contributed seven properties with 2,184 units located in Denver, Colorado and Phoenix, Arizona, with a total value of $235,000,000. The joint venture partner contributed approximately $200,000,000 in cash to obtain an 85% equity interest in each of the ventures. These seven joint venture investments are reported as equity interests in investments in rental properties on the consolidated balance sheet. The Company’s net carrying value of the investment in the seven joint ventures is equal to 15% of the Company’s net carrying value, at the time of contribution which totaled approximately $189,000,000.

The following is a breakdown of the combined results of operations for the properties included in discontinued operations:

	For the Three Months ended March 31,
(amounts in thousands)	2007	2006
Rental and ancillary income	$—	$5,086
Real estate expenses	—	(1,908)

Income from discontinued operations, net	$—	$3,178

NOTE E – EQUITY

During the three months ended March 31, 2007, no shares were repurchased and retired, 125,290 shares of common stock were issued under the Company's stock based compensation plans, 6,927 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan and 76,097 operating company units were exchanged for common stock.

NOTE F – LEGAL MATTERS

On April 14, 1997, the Company purchased Red Hawk Ranch Apartments, a 453-unit operating community in Fremont, California, from an unrelated third party builder. The community required extensive replacement work to correct damage caused by construction defects. On March 18, 2003, BRE filed suit in the Alameda County Superior Court against the builder and other parties to protect against statutes of limitation. The Company conducted testing to determine the extent of the damage. Based upon the testing, the Company discovered that the exterior shell of each building at the community had been compromised. As a result, during second quarter 2004 the size and scope of the lawsuit was expanded.

Litigation charges recognized during the three months ended March 31, 2007 and 2006 totaled $0 and $499,000 respectively, and are reported as other expenses on the Consolidated Statement of Income.

The Company commenced reconstruction during the second quarter of 2005 and expects to have the community restored during the next three months. On January 27, 2006 the Company reached a settlement in connection with the Red Hawk Ranch apartment community. Under terms of the settlement, the Company has received an aggregate of $17,500,000 from various defendants and the assignment of certain agreements and claims associated with three subcontractors against whom the company continued to pursue litigation. In April of 2006, the Company reached settlement terms with the subcontractors, in an amount totaling $2,000,000. All settlement funds were received by the Company in April of 2006 and $19,500,000 was recorded as other income during the second quarter of 2006.

Under the provisions of FAS 144, BRE has performed an impairment analysis on Red Hawk Ranch Apartments using undiscounted cash flows, which reflect the anticipated decreased net operating income during reconstruction. No impairment charge was deemed necessary based on this analysis. The net book value of the components of the buildings that are damaged and being replaced approximate $9,400,000 and were depreciated over the reconstruction period. The damaged components have been fully depreciated as of March 31, 2007. The cost of reconstruction is estimated to total approximately $22,500,000. Of this total, $21,800,000 has been incurred through March 31, 2007.

As of March 31, 2007, there were no pending legal proceedings to which the Company is a party or of which any of the Company’s properties is the subject, which management anticipates would have a material adverse effect upon the Company’s consolidated financial condition and results of operations.

NOTE G – UNSECURED NOTES

On March 13, 2007, the Company completed a $300,000,000 offering of senior unsecured notes. Interest is payable semiannually on March 15 and September 15; the notes mature on March 15, 2017. These 10-year notes were issued at 99.863% of par value, with a coupon rate of 5.50%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $297,425,000.

NOTE H – NEW ACCOUNTING PRONOUNCEMENTS

In July 2006 the Financial Accounting Standards Board, or FASB, issued Interpretation (FIN 48), “Accounting for uncertainty in Income Taxes” an interpretation of FASB Statement No. 109. FIN 48 prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty of income taxes. Management has adopted FIN 48 effective the first quarter of 2007 and there is no financial statement impact. The Company is organized as a Real Estate Investment Trust (REIT) and therefore, generally is not subject to federal and state income tax. In the normal course of business, the Company sells real estate and has concluded it is acting as an investor rather than a dealer in real estate. To the extent the Company is viewed as a dealer with respect to any specific real estate investment, the Company would be subject to a 100% penalty tax on the gain in asset disposition. The properties sold either fall under the safe harbor rule for REITs or Management has concluded based upon the relevant facts and circumstances and related tax case law that investor classification is appropriate.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management has not yet determined the effects that SFAS 157 will have on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management has not yet determined the effects that SFAS 159 will have on the Company’s financial statements.

March 31, 2007

ITEM 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

We are a self-administered equity real estate investment trust, or “REIT,” focused on the acquisition, development and management of multifamily apartment communities in seven metropolitan markets of the Western United States. At March 31, 2007, our portfolio had real estate assets with a net book value of approximately $2.8 billion that included 81 wholly or majority-owned apartment communities, aggregating 22,681 units; nine multifamily communities owned in joint ventures, comprised of 2,672 apartment units; and eleven wholly or majority-owned apartment communities in various stages of construction and development, totaling 3,089 units.

On March 13, 2007, we completed a $300,000,000 offering of senior unsecured notes. Interest is payable semiannually on March 15 and September 15; the notes mature on March 15, 2017. These 10-year notes were issued at 99.863% of par value, with a coupon rate of 5.50%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $297,425,000.

During the quarter, we acquired a 3.5-acre land site in Los Angeles for approximately $66,500,000. The site represents 645 units of future development, and an estimated total investment of $320,300,000 upon completion. Due to the terms of a pre-existing purchase option contract, the asset was consolidated in accordance with FASB Interpretation No. 46 on our December 31, 2006 balance sheet.

We currently have six communities with a total of 1,673 units under construction, for a total estimated investment of $509,800,000, and an estimated balance to complete totaling $215,000,000. Expected delivery dates for these units range from third quarter 2007 through second quarter 2009. The development communities are located in Northern and Southern California and the Seattle, Washington metro area. At March 31, 2007, we owned five parcels of land for future development located in Northern and Southern California, and the Seattle, Washington metro area.

Our year-over-year operating results reflect increased property-level same-store performance, rental and ancillary income from acquisitions completed or stabilized during 2006, and properties in the lease-up phase of development. The property acquisitions and recently completed development properties are considered non-same-store communities. Additional income from same-store and non-same-store communities was partially offset by increases to general and administrative expense.

Results of Operations

Comparison of the Three Months Ended March 31, 2007 and 2006

Rental and ancillary income

Total rental and ancillary revenues were $85,993,000 for the three months ended March 31, 2007, compared to $78,836,000 for the same period in 2006. The increase in total rental and ancillary revenues was generated from both same-store and non same-store communities. In the first quarter of 2007, on a same-store basis, rental and ancillary revenues increased $4,341,000, or 6.0%, primarily due to increases in market rents. Monthly market rents in the same-store portfolio for the first quarter 2007 grew 4% to $1,356 per unit from $1,301 in the first quarter of 2006. We define our non-same-store communities as communities acquired, developed and stabilized after December 31, 2005. These non same-store communities increased revenue by $2,816,000 for the three months ended March 31, 2007, compared to the same period in 2006. During the 15 months subsequent to December 31, 2005, we acquired or stabilized 930 units and completed the construction of 664 units.

A summary of the components of revenues for the quarters ended March 31, 2007 and 2006 follows (dollar amounts in thousands):

	Three months ended March 31, 2007		Three months ended March 31, 2006
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Increase from 2006 to 2007
Rental income	$82,356	96%	$75,382	96%	9%
Ancillary income	3,637	4%	3,454	4%	5%

Total revenues	$85,993	100%	$78,836	100%	9%

The total increase in revenues of $7,157,000 for the three months ended March 31, 2007 as compared with the three months ended March 31, 2006 generated from same-store and non same-store communities was as follows (dollar amounts in thousands):

	2007 Increase	% Increase from 2006 to 2007
Same-store communities	$4,341	6%
Non Same-store communities	2,816	45%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$7,157	9%

Real estate expenses

For the quarter ended March 31, 2007, real estate expenses totaled $26,292,000 as compared with $25,162,000 for the quarter ended March 31, 2006. The year-over-year increase in total real estate expenses was attributable to non same-store communities. Same-store expenses decreased $174,000, or 1% while non same-store expenses increased $1,304,000 from the quarter ended March 31, 2007 and represents the increase in year over year size of the portfolio.

A summary of the categories of real estate expenses for the three months ended March 31, 2007 and 2006 follows (dollar amounts in thousands):

	Three months ended March 31, 2007		Three months ended March 31, 2006
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2006 to 2007
Same-store	$22,687	26%	$22,861	29%	-1%
Non same-store	3,605	4%	2,301	3%	57%

Total real estate Expenses	$26,292	31%	$25,162	32%	4%

Interest expense

Interest expense was $20,020,000 (net of interest capitalized to the cost of apartment communities under development of $5,823,000) for the quarter ended March 31, 2007, a decrease of $770,000, or 4%, from the comparable period in 2006. Interest expense was $20,790,000 for the same period in 2006 and was net of $3,661,000 of interest capitalized to the cost of apartment communities under construction. The year over year decrease is primarily due to a decreased average balance on our line of credit in addition to increased levels of capitalized interest.

General and administrative expenses

General and administrative expenses totaled $4,816,000 and $4,440,000 for the three months ended March 31, 2007 and 2006, respectively. The $376,000 or 8.5% increase in the current period is primarily due to compensation costs related to increased staffing levels.

Other expenses

Other expenses totaled $0 and $499,000 for the three months ended March 31, 2007 and 2006, respectively. The first quarter 2006 total represents litigation costs incurred in connection with the construction defect litigation related to our Red Hawk Ranch Community, located in Fremont, California. This litigation was settled during the first half of 2006.

Other income

Other income for the quarter ended March 31, 2007 totaled $1,167,000 and is comprised of approximately $800,000 of interest earned primarily on proceeds from the $300,000,000 offering of senior unsecured notes and approximately $300,000 which relates to management fee income. Proceeds from the offering were received on March 13, 2007 and were used to pay down floating rate debt and to pre-fund $50,000,000 of unsecured notes due to mature June 2007. As of March 31, 2007, our cash balance included funds set aside to pre-fund such $50,000,000 of notes. Other income for the three months ended March 31, 2006 totaled $694,000 and is comprised of interest income and other non rental income items.

Discontinued operations

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), requires the results of operations for properties sold during the period or designated as held for sale at the end of the period and deemed a component of an entity to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposal of properties held for sale is reported as discontinued operations.

On April 27, 2006, the Company contributed seven communities to seven newly formed joint ventures in exchange for a 15% equity interest in each joint venture and approximately $200,000,000 in cash from the joint ventures. Under the terms of the joint venture agreements, BRE contributed seven properties, with 2,184 units located in Denver, Colorado and Phoenix, Arizona, with a total value of $235,000,000. The joint venture partner contributed approximately $200,000,000 to obtain an 85% equity interest in each of the ventures. The Company recorded a gain on the sale of the assets totaling $38,302,000 during the second quarter of 2006.

During the first quarter of 2006, the combined results of operations generated by the seven communities sold during the second quarter of 2006 are included in discontinued operations line on the consolidated statements of income and total $3,178,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the first quarter of 2007 and 2006 represent the dividends on our 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

Net Income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended March 31, 2007 was $11,914,000, or $0.23 per diluted share, as compared with $7,387,000, or $0.14 per diluted share, for the comparable period in 2006.

Liquidity and Capital Resources

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. For the three months ended March 31, 2007, cash flows generated from operating activities was less than distributions to common shareholders, preferred shareholders and minority members by approximately $12,300,000. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured credit facility provides adequate liquidity to address temporary cash shortfalls. We expect that annual cash flows from operations will exceed annual distributions to equity holders, which is consistent with prior years.

On March 13, 2007, we completed a $300,000,000 offering of 10-year senior unsecured notes. Interest is payable semiannually on March 15 and September 15; the notes mature on March 15, 2017. These 10-year notes were issued at 99.863% of par value, with a coupon rate of 5.50%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $297,425,000.

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

On May 19, 2005, we closed a public offering of $150,000,000 of five-year senior unsecured notes. The notes will mature on May 15, 2010 with a coupon rate of 4.875%. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $148,087,000.

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

During the first quarter 2006, we replaced our existing credit facility with a $600,000,000 unsecured revolving line of credit with a group of 14 lenders. The new credit facility has a four-year term with a one-year extension, which is available at our sole option. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 0.575%. In addition, we pay a 0.15% annual facility fee on the capacity of the facility. Borrowings under our revolving unsecured line of credit totaled zero dollars at March 31, 2007, compared to $115,000,000 at December 31, 2006. Drawings on the credit facility are used to fund acquisition and development activities as well as for general working capital purposes. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

We maintain a secured credit facility with Fannie Mae with a current outstanding balance of $75,000,000. Four multifamily communities held by a consolidated subsidiary secure the line. Current borrowings under the facility bear interest at variable rates with maturities from one to nine months, plus a facility fee of 0.65%. Our borrowing cost, including interest, margin and fees, averaged 6.44% for the three months ended March 31, 2007. Subject to the terms of the facility, we have the option to increase its size to $250,000,000. Borrowings under the secured facility are limited by the value of the properties we have pledged as security. Drawings under the facility are available to fund our investment activities and for general corporate purposes. The facility matures in 2008.

We had a total of $1,590,000,000 principal amount in unsecured senior notes at March 31, 2007, consisting of the following:

Maturity	Unsecured Senior Note Balance	Coupon Rate
June 2007	$50,000,000	7.200%
March 2009	50,000,000	3.580%
September 2009	150,000,000	5.750%
May 2010	150,000,000	4.875%
January 2011	250,000,000	7.450%
February 2013	130,000,000	7.125%
March 2014	50,000,000	4.700%
March 2017	300,000,000	5.50%
August 2026	460,000,000	4.125%

Total / Weighted Average Interest Rate	$1,590,000,000	5.47%

In addition, at March 31, 2007, we had mortgage indebtedness with a total principal amount outstanding totaling $188,226,000 at an average interest rate of 6.09%, and remaining terms of from less than one year to six years.

As of March 31, 2007, we had total outstanding debt balances of approximately $1,853,000,000 and total outstanding consolidated shareholders’ equity and minority interests of approximately $1,001,000,000, representing a debt to total book capitalization ratio of 65%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants during the three months ended March 31, 2007 and 2006.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2007, such as scheduled debt repayments, construction funding and property acquisitions. At March 31, 2007, we had an estimated cost of approximately $510,000,000 to complete existing construction in progress, with funding estimated from 2007 through 2009. Scheduled debt repayments through December 31, 2007 total approximately $64,144,000.

During the first quarter of 2004, we filed a shelf registration statement with the Securities and Exchange Commission under which we may issue up to $700,000,000 of securities including debt, convertible debt, common stock and preferred stock. Our $300,000,000 note offering in March 2007, our $150,000,000 note offering in May 2005 and our Series D preferred stock offering in December 2004 totaling $75,000,000 reduced the amount available for future issuances under this registration statement to $175,000,000. Depending upon market conditions, we may issue securities under this or under future registration statements. Unless we otherwise state in the applicable prospectus supplement, proceeds from these issuances may be used for general corporate purposes, including investing in additional multifamily communities, funding development activities, capital expenditures, redemption of securities, increasing our working capital and repaying indebtedness. Pending the application of the net proceeds, we may invest the proceeds in investment-grade, interest-bearing securities or temporarily reduce borrowings under our revolving unsecured line of credit.

On April 26, 2007, our Board of Directors authorized us to purchase an aggregate of up to $100,000,000 in shares of our common stock. See Part II; Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Critical Accounting Policies

We define critical accounting policies as those that require management’s most difficult, subjective or complex judgments. A summary of our critical accounting policies follows. Additional discussion of accounting policies that we consider significant, including further discussion of the critical accounting policies described below, can be found in the notes to our consolidated financial statements in our 2006 Annual Report on Form 10-K.

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

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which range from 35 to 40 years for buildings and three to ten years for other property. The determination as to whether expenditures should be capitalized or expensed, and the period over which depreciation is recognized, requires management’s judgment.

In accordance with SFAS No. 144, our investments in real estate are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of values are based on several subjective factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to the estimated fair value is warranted.

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

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R) using the modified prospective method. This method requires the recognition of compensation cost for all share based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the three months ended March 31, 2007 and 2006 includes all awards outstanding that are vesting during the period.

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

(Dollar amounts in millions) Property Name	Location	Proposed Number of Units	Costs Incurred to Date - March 31, 2007 [1]	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date[2]
Construction in Progress
The Stuart at Sierra Madre Villa	Pasadena, CA	188	51.3	57.5	6.2	3Q/2007
Renaissance at Uptown Orange	Orange, CA	460	97.7	114.7	17.0	1Q/2008
Avenue 64	Emeryville, CA	224	50.2	66.7	16.5	1Q/2008
5600 Wilshire	Los Angeles, CA	284	54.6	129.6	75.0	1Q/2009
Stadium Park I	Anaheim, CA	320	28.3	81.5	53.2	2Q/2009
Taylor 28 Apartments	Seattle, WA	197	12.7	59.8	47.1	2Q/2009

Total Construction in Progress		1,673	$294.8	$509.8	$215.0

Property Name	Location	Proposed Number of Units	Costs Incurred to Date March 31, 2007	Estimated Total Cost	Estimated Construction Start
Land under development[3]
Stadium Park II	Anaheim, CA	243	19.4	70.7	3Q/2007
Crossings [4]	Santa Clara, CA	278	31.2	85.9	4Q/2007
Belcarra Apartments [5]	Bellevue, WA	tbd	19.4	tbd	tbd
Pleasanton	Pleasanton, CA	250	10.8	72.1	1H/2009
Wilshire La Brea	Los Angeles, CA	645	69.7	320.3	2H/2008

Total Land Under Development		1,416	$150.5	$549.0

(1)

Reflects all recorded costs incurred as of March 31, 2007, recorded on our consolidated balance sheet as “Direct investments in real estate-construction in progress.” Included in this amount is $7.4 million for the 39 completed units on Renaissance at Uptown Orange which are reflected on our consolidated balance sheet as “Direct investments in real estate-investments in rental properties.”

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

(4)	Costs incurred reflects purchase price of 7.3 acre site. BRE intends to retain a portion for development and sell the excess parcel.
(5)	Project site plan and project type currently under review.

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our 2007 annual dividend on our common shares was increased to $2.15 per share, from $2.05 per share in 2006. Total dividends paid to common shareholders for the three months ended March 31, 2007 and 2006 were $27,402,000 and $26,425,000, respectively. In addition, we paid $4,468,000 in aggregate dividends on our 8.50% Series A, 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock during the three months ended March 31, 2007 and the three months ended March 31, 2006.

Total distributions to minority members of our consolidated subsidiaries were $445,000 and $879,000 for the three months ended March 31, 2007 and 2006, respectively.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2006.

ITEM 4 — Controls and Procedures.

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

As of March 31, 2007, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of March 31, 2007, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, which management anticipates would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any securities during the three months ended March 31, 2007 that were not registered under the Securities Act.

On April 26, 2007, our Board of Directors authorized an increase in the aggregate value of shares of our common stock that we may repurchase from up to $60,000,000 to up to $100,000,000. The timing of repurchase activity is dependent upon the market price of our shares of common stock and other market conditions and factors.

ITEM 3.	Defaults Upon Senior Securities.

None

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits.

3.1	Articles of Amendment, dated May 20, 2004

3.2	Articles of Amendment, dated May 19, 2005

11	Statement Re: Computation of Per Share Earnings

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.
(Registrant)

Date: May 4, 2007	/s/ Edward F. Lange, Jr.
Edward F. Lange, Jr.
Executive Vice President,
Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibits.

3.1	Articles of Amendment, dated May 20, 2004

3.2	Articles of Amendment, dated May 19, 2005

11	Statement Re: Computation of Per Share Earnings

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.