Form 10-Q
period 2007-06-30
BRE PROPERTIES INC /MD/
filed 2007-08-06
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of shares of common stock outstanding as of August 3, 2007 50,727,925

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

June 30, 2007

PART I FINANCIAL INFORMATION

ITEM 1—Financial Statements

BRE Properties, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,702,810	$2,726,159
Construction in progress	327,256	242,509
Less: accumulated depreciation	(420,589)	(401,893)

	2,609,477	2,566,775

Equity interests in and advances to real estate joint ventures-Investments in rental properties	44,747	38,846
Real estate held for sale, net	79,883	—
Land under development	118,196	146,659

Total real estate portfolio	2,852,303	2,752,280

Cash	11,937	10,082
Other assets	59,912	61,129

Total assets	$2,924,152	$2,823,491

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured senior notes	$1,540,000	$1,290,000
Unsecured line of credit	129,000	115,000
Mortgage loans payable	175,459	188,910
Secured line of credit	—	75,000
Accounts payable and accrued expenses	89,603	77,192

Total liabilities	1,934,062	1,746,102

Minority interests	31,473	100,544

Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized: 10,000,000 shares with $25 liquidation preference issued and outstanding at June 30, 2007 and December 31, 2006, respectively.	100	100

Common stock, $0.01 par value, 100,000,000 shares authorized. Shares issued and outstanding: 50,727,018 and 50,484,614 at June 30, 2007 and December 31, 2006, respectively.	507	505
Additional paid-in capital	1,047,505	1,038,598
Cumulative dividends in excess of accumulated net income	(89,495)	(61,726)
Stock purchase loans to executives	—	(632)

Total shareholders’ equity	958,617	976,845

Total liabilities and shareholders’ equity	$2,924,152	$2,823,491

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,
	2007	2006
Revenues
Rental income	$81,686	$75,781
Ancillary income	3,678	3,456

Total revenues	85,364	79,237

Expenses
Real estate	25,429	25,083
Provision for depreciation	19,360	17,840
Interest	20,569	19,680
General and administrative	4,737	4,745
Other expenses	—	62

Total expenses	70,095	67,410

Other income	3,024	23,605
Income before minority interests, income from investments in unconsolidated entities and discontinued operations	18,293	35,432
Minority interests in income	(570)	(897)
Income from investments in unconsolidated entities	508	231

Income from continuing operations	18,231	34,766

Discontinued operations, net	1,383	2,017
Net gain on sales	—	38,302

Income from discontinued operations	1,383	40,319

Net Income	19,614	75,085
Dividends attributable to preferred stock	4,468	4,468

Net Income available to common shareholders	$15,146	$70,617

Basic earnings per common share from continuing operations	$0.27	$0.59
Basic earnings per common share from discontinued operations	$0.03	$0.79

Basic earnings per common share	$0.30	$1.38

Diluted earnings per common share from continuing operations	$0.26	$0.58
Diluted earnings per common share from discontinued operations	$0.03	$0.75

Diluted earnings per common share	$0.29	$1.33

Weighted average common shares outstanding – basic	50,705	51,335

Weighted average common shares outstanding – assuming dilution	51,840	53,520

Dividends declared and paid per common share	$0.5375	$0.5125

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Six Months Ended June 30,
	2007	2006
Revenues
Rental income	$161,369	$148,541
Ancillary income	7,157	6,760

Total revenues	168,526	155,301

Expenses
Real estate	50,570	49,123
Provision for depreciation	38,312	36,436
Interest	40,589	40,470
General and administrative	9,552	9,185
Other expenses	—	562

Total expenses	139,023	135,776

Other income	4,191	24,297
Income before minority interests, income from investments in unconsolidated entities and discontinued operations	33,694	43,822
Minority interests in income	(1,149)	(1,805)
Income from investments in unconsolidated entities	952	309

Income from continuing operations	33,497	42,326

Discontinued operations, net	2,499	6,311
Net gain on sales	—	38,302

Income from discontinued operations	2,499	44,613

Net Income	35,996	86,939
Dividends attributable to preferred stock	8,936	8,936

Net Income available to common shareholders	$27,060	$78,003

Basic earnings per common share from continuing operations	$0.48	$0.65
Basic earnings per common share from discontinued operations	$0.05	$0.87

Basic earnings per common share	$0.53	$1.52

Diluted earnings per common share from continuing operations	$0.47	$0.64
Diluted earnings per common share from discontinued operations	$0.05	$0.85

Diluted earnings per common share	$0.52	$1.49

Weighted average common shares outstanding – basic	50,660	51,220

Weighted average common shares outstanding – assuming dilution	51,840	52,435

Dividends declared and paid per common share	$1.075	$1.025

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$35,996	$86,939
Adjustments to reconcile net income to net cash flows generated by operating activities:
Net gain on sale of discontinued operations	—	(38,302)
Net gain on sale of investments	—	(3,485)
Income from investments in unconsolidated entities	(952)	(309)
Distributions of earnings from unconsolidated entities	1,257	103
Provision for depreciation	38,312	36,436
Depreciation from discontinued operations	941	1,071
Noncash stock based compensation expense	1,966	1,981
Minority interests in income	1,149	1,805
Increase in other assets	(90)	(8,446)
Increase in accounts payable and accrued expenses	5,973	8,596

Net cash flows generated by operating activities	84,552	86,389

Cash flows from investing activities:
Additions to land under development	(82,962)	(49,797)
Additions to direct investment in real estate-construction in progress	(76,452)	(45,542)
Rehabilitation expenditures and other	(16,077)	(12,770)
Capital expenditures	(8,063)	(5,885)
Purchases of operating real estate	—	(28,298)
Acquisition of equity interest in real estate joint venture	(4,893)	—
Improvements to real estate joint ventures	(2,255)	—
Additions for furniture, fixture and equipment	(448)	(1,571)
Proceeds from sales of property, net of closing costs	—	218,874
Deposits on property under contract	(3,793)	(1,368)

Net cash flows (used in) generated by investing activities	(194,943)	73,643

Cash flows from financing activities:
Principal payments on unsecured senior notes and mortgage loans	(63,451)	(1,488)
Proceeds from issuance of unsecured notes, net	297,099	—
Lines of credit:
Advances	219,000	115,000
Repayments	(280,000)	(236,000)
Cash dividends paid to common shareholders	(54,829)	(52,894)
Cash dividends paid to preferred shareholders	(8,936)	(8,936)
Distributions to operating company unit holders	(878)	(937)
Distributions to other minority members	(212)	(811)
Proceeds from exercises of stock options and other, net	3,555	11,014
Proceeds from dividend reinvestment plan	898	842

Net cash flows generated by (used in) financing activities	112,246	(174,210)

Increase (decrease) in cash	1,855	(14,178)
Balance at beginning of period	10,082	18,543

Balance at end of period	$11,937	$4,365

Consolidated Statement of Cash Flows Cont. (unaudited)

(Dollar amounts in thousands)

	For the Six Months Ended June 30, 2007
	2007	2006
Supplemental disclosure of non cash activities:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$28,795	$78,951

Transfer from land under development to construction in progress	$31,082	$—

Change in accrued improvements to direct investments in real estate	$1,595	$753

Transfer of deposits on properties to land under development	$7,089	$—

Change in accrued development costs for construction in progress and land under development	$5,456	$3,698

Change in minority interest units	$2,570	$1,631

See condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2007

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

NOTE B – STOCK-BASED COMPENSATION

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method. This method requires the recognition of compensation cost for all share based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the six months ended June 30, 2007 and 2006 includes all awards outstanding that are vesting during the period.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to five years. The Company uses the Black-Scholes formula to estimate the value of stock options granted. At June 30, 2007, compensation cost related to nonvested awards not yet recognized totaled approximately $11,000,000 and the weighted average period over which it is expected to be recognized is 2.2 years. During the six months ended June 30, 2007, 25,798 restricted shares were awarded and 16,468 shares vested. During the six months ended June 30, 2007, 35,613 options were awarded.

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

In September 2006, BRE entered into a land option contract to purchase 3.5 acres of land located in Los Angeles, California from an unrelated third party for $66,500,000. At December 31, 2006, the non-refundable cash deposit made by BRE for a purchase option agreement totaled $5,000,000. Under FIN 46, the Company was deemed the primary beneficiary of the contractual relationship and consolidated the asset on the Consolidated Balance Sheet as of December 31, 2006. The acquisition closed on January 9, 2007, and reduced minority interest by $66,500,000 for the six months ended June 30, 2007.

At June 30, 2007, the Company has made non-refundable cash deposits for six purchase option agreements totaling approximately $2,320,000, which are included in other assets on the consolidated balance sheet. The aggregate purchase price of properties under option is approximately $74,392,000. The option deposits generally represent the Company’s maximum exposure to loss if it elects not to purchase the optioned property. Based on analyses performed under FIN 46, the Company is not the primary beneficiary in any of the arrangements as of June 30, 2007.

BRE consolidates entities not deemed as VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company and other controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE D – DISCONTINUED OPERATIONS

The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations if deemed a component of an entity. The property-specific components of net earnings that are classified as discontinued operations include operating results, depreciation expense recognized prior to the classification as held for sale, and the net gain or loss on disposal. At June 30, 2007, the Company had five operating apartment communities and two excess land parcels classified as held for sale under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The five operating properties are located in: Sacramento (2), Phoenix (1) and Seattle (2), totaling 1,153 units. The two excess land parcels are in Northern California and Seattle. The estimated proceeds less anticipated costs to sell the assets held for sale at June 30, 2007 are greater than the carrying values as of June 30, 2007. No depreciation has been recorded on the operating communities since May 2007. The operating results for the five operating communities classified as held for sale have been classified as discontinued operations for the three months and six months ended June 30, 2007 and 2006.

During the third quarter of 2005 the Company classified seven properties with 2,184 units located in Denver, Colorado and Phoenix, Arizona as held for sale. On April 27, 2006, the Company contributed the communities with a total value of $235,000,000 to seven newly formed joint ventures in exchange for a 15% equity interest in each joint venture and approximately $200,000,000 in cash. These seven joint venture investments are reported as equity interests in investments in rental properties on the consolidated balance sheet. The Company’s net carrying value of the investment in the seven joint ventures is equal to 15% of the total carrying value of the net assets, at the time of contribution, which totaled approximately $189,000,000.

The net gain on sale and the combined results of operations for these twelve operating properties for each quarter and six month period are included on the consolidated statements of income. The following is a breakdown of the combined results of operations:

	For the Three Months ended June 30,		For the Six Months ended June 30,
(amounts in thousands)	2007	2006	2007	2006
Rental and ancillary income	$2,945	$4,410	$5,775	$12,269
Real estate expenses	(1,184)	(1,857)	(2,335)	(4,887)
Provision for depreciation	(378)	(536)	(941)	(1,071)

Income from discontinued operations, net	$1,383	$2,017	$2,499	$6,311

Gain on sales	—	38,302	—	38,302

Total discontinued operations	$1,383	$40,319	$2,499	$44,613

NOTE E – EQUITY

During the six months ended June 30, 2007, no shares were repurchased and retired, 132,343 shares of common stock were issued under the Company’s stock based compensation plans, 14,624 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan and 95,437 operating company units were exchanged for common stock.

NOTE F – LEGAL MATTERS

During 2001 the Company completed the Pinnacle Galleria joint venture development, a 236 unit operating community in Roseville, California. During 2007 it was determined that breezeways and stair casings needed replacement as a result of construction defects and product failure. The Company requested that the various responsible subcontractors replace the original construction but not all subcontractors elected to participate. As a result, the Company hired an unrelated subcontractor to perform the repairs and a claim was filed against the original subcontractors. Construction is expected to be completed during the first quarter of 2008 at an estimated total cost of $3,200,000.

During the second quarter of 2007 the Company reached a binding settlement with one subcontractor for $1,900,000, which was recognized in Other Income. The Company is still pursuing claims against other subcontractors.

On April 14, 1997, the Company purchased Red Hawk Ranch Apartments, a 453-unit operating community in Fremont, California, from an unrelated third party builder. During 2004, the Company determined that the community required extensive replacement work to correct damage caused by construction defects. On March 18, 2003, the Company filed suit in the Alameda County Superior Court against the builder and other parties to protect against statutes of limitation. The Company conducted testing to determine the extent of the damage. Based upon the testing, the Company discovered that the exterior shell of each building at the community had been compromised. As a result, during second quarter 2004 the size and scope of the lawsuit was expanded.

Litigation charges recognized during the three months ended June 30, 2007 and 2006 totaled $0 and $62,000, and $0 and $562,000 for the six months ended June 30, 2007 and 2006, respectively, and are reported as Other expenses on the Consolidated Statement of Income.

The Company commenced reconstruction during the second quarter of 2005 and expects to have the community restored during the next three months. On January 27, 2006 the Company reached a settlement in connection with the Red Hawk Ranch apartment community. Under terms of the settlement, the Company has received an aggregate of $17,500,000 from various defendants and the assignment of certain agreements and claims associated with three subcontractors against whom the Company continued to pursue litigation. In April of 2006, the Company reached settlement terms with the subcontractors in an amount totaling $2,000,000. All settlement funds were received by the Company in April of 2006 and the amount was recorded as other income during the second quarter of 2006.

Under the provisions of FAS 144, BRE has performed an impairment analysis on Red Hawk Ranch Apartments using undiscounted cash flows, which reflect the anticipated decreased net operating income during reconstruction. No impairment charge was deemed necessary based on this analysis. The net book value of the components of the buildings that are damaged and being replaced approximate $9,400,000 and are being depreciated over the reconstruction period. The damaged components have been fully depreciated. The cost of reconstruction is estimated to total approximately $23,500,000. Of this total, $22,500,000 has been incurred through June 30, 2007.

As of June 30, 2007, there were no pending legal proceedings to which the Company is a party or of which any of the Company’s properties are the subject, which management anticipates would have a material effect upon the Company’s consolidated financial condition and results of operations.

NOTE G – UNSECURED NOTES

On March 13, 2007, the Company completed a $300,000,000 offering of senior unsecured notes. Interest is payable semiannually on March 15 and September 15; the notes mature on March 15, 2017. These 10-year notes were issued at 99.863% of par value, with a coupon rate of 5.50%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $297,000,000.

NOTE H- NEW ACCOUNTING PRONOUNCEMENTS

In July 2006 the Financial Accounting Standards Board, or FASB, issued Interpretation (FIN 48), “Accounting for uncertainty in Income Taxes” and interpretation of FASB Statement No. 109. FIN 48 prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty of income taxes. Management has adopted FIN 48 effective the first quarter of 2007 and there is no financial statement impact. The Company is organized as a Real Estate Investment Trust (REIT) and therefore, generally is not subject to federal and state income tax. In the normal course of business, the Company sells real estate and has concluded it is acting as an investor rather than a dealer in real estate. To the extent the Company is viewed as a dealer with respect to any specific real estate investment, the Company would be subject to a 100% penalty tax on the gain in asset disposition. The properties sold either fall under the safe harbor rule for REITs or Management has concluded based upon the relevant facts and circumstances and related tax case law that investor classification is appropriate.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159. SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management has not yet determined the effects that SFAS 159 will have on the Company’s financial statements

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

We are a self-administered equity real estate investment trust, or “REIT,” focused on the acquisition, development and management of multifamily apartment communities in seven metropolitan markets of the Western United States. At June 30, 2007, our portfolio had real estate assets with a net book value of approximately $2.9 billion that included 81 wholly or majority-owned apartment communities, aggregating 22,681 units; ten multifamily communities owned in joint ventures, comprised of 2,948 apartment units; and eleven wholly or majority-owned apartment communities in various stages of construction and development, totaling 3,391 units.

On April 26, 2007, the Company purchased a 15% equity interest in a newly formed joint venture for approximately $4,900,000. The property has 276 units and is located in Colorado, with a total value of $32,835,000. The joint venture partner contributed approximately $27,935,000 for an 85% interest in the joint venture.

On March 13, 2007, we completed a $300,000,000 offering of senior unsecured notes. Interest is payable semiannually on March 15 and September 15; the notes mature on March 15, 2017. These 10-year notes were issued at 99.863% of par value, with a coupon rate of 5.50%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $297,000,000.

During the quarter ended March 31, 2007, we acquired a 3.5-acre land site in Los Angeles for approximately $66,500,000. The site represents 645 units of future development, and an estimated total investment of $320,300,000 upon completion. Due to the terms of a pre-existing purchase option contract, the asset was consolidated in accordance with FASB Interpretation No. 46 on our December 31, 2006 balance sheet.

We currently have seven communities with a total of 1,969 units under construction, for a total estimated investment of $602,100,000, and an estimated balance to complete totaling $246,000,000. Expected delivery dates for these units range from third quarter 2007 through first quarter 2010. The development communities are located in Northern and Southern California and the Seattle, Washington metro area. At June 30, 2007, we owned four parcels of land for future development located in Northern and Southern California.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2007 and 2006

Rental and ancillary income

Total rental and ancillary revenues were $85,364,000 for the three months ended June 30, 2007, compared to $79,237,000 for the same period in 2006. The increase in total rental and ancillary revenues was generated from both same-store and non same-store communities. In the second quarter of 2007, on a same-store basis, rental and ancillary revenues increased $3,661,000, or 5.0%, primarily due to increases in market rents. Monthly market rents in the same-store portfolio for the second quarter 2007 grew 3.5% to $1,406 per unit from $1,358 in the second quarter of 2006. We define our non-same-store communities as communities acquired, developed and stabilized after March 31, 2006. These non same-store communities increased revenue by $2,466,000, or 39%, for the three months ended June 30, 2007, compared to the same period in 2006. During the 15 months subsequent to March 31, 2006, we acquired 930 units and completed the construction of 664 units.

A summary of the components of revenues for the quarters ended June 30, 2007 and 2006 follows (dollar amounts in thousands):

	Three months ended June 30, 2007		Three months ended June 30, 2006
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Increase from 2006 to 2007
Rental income	$81,686	96%	$75,782	96%	8%
Ancillary income	3,678	4%	3,456	4%	6%

Total revenues	$85,364	100%	$79,237	100%	8%

The total increase in revenues of $6,127,000 for the three months ended June 30, 2007 as compared with the three months ended June 30, 2006 generated from same-store and non same-store communities was as follows (dollar amounts in thousands):

	2007 Increase	% Increase from 2006 to 2007
Same-store communities	$3,661	5%
Non Same-store communities	2,466	39%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$6,127	8%

Real estate expenses

For the quarter ended June 30, 2007, real estate expenses totaled $25,429,000 as compared with $25,083,000 for the quarter ended June 30, 2006. The year-over-year increase in total real estate expenses was attributable to non same-store communities. Same-store expenses decreased $435,000, or 2% while non same-store expenses increased $781,000 from the quarter ended June 30, 2007 and represents the increase in year over year size of the portfolio.

A summary of the categories of real estate expenses for the three months ended June, 2007 and 2006 follows (dollar amounts in thousands):

	Three months ended June 30, 2007		Three months ended June 30, 2006
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2006 to 2007
Same-store	$22,275		$22,710		-2%
Non same-store	3,154		2,373		33%

Total real estate Expenses	$25,429	30%	$25,083	32%	1%

Interest expense

Interest expense was $20,569,000 (net of interest capitalized to the cost of apartment communities under development of $6,313,000) for the quarter ended June 30, 2007, an increase of $889,000, or 5%, from the comparable period in 2006. Interest expense was $19,680,000 for the same period in 2006 and was net of $4,120,000 of interest capitalized to the cost of apartment communities under construction. The year over year increase is primarily due to increased average borrowings to fund our development and acquisition activity partially offset by increased levels of capitalized interest.

Other income

Other income for the quarter ended June 30, 2007 totaled $3,024,000 and is comprised of $1,900,000 in legal settlement proceeds, approximately $660,000 of interest earned on proceeds from the $300,000,000 offering of senior unsecured notes and approximately $300,000 which relates to management fee income. Other income for the three months ended June 30, 2006 totaled $23,605,000 and is comprised of $19,500,000 proceeds from Red Hawk Ranch settlement, $2,000,000 gain on sale of land in Bellevue, Washington, $1,500,000 gain on sale of a parcel of land in Anaheim, California and interest income and other non rental income items.

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

During the second quarter of 2007, there were no communities sold. At June 30, 2007, there were five operating apartment communities and two land parcels classified as held for sale under the provisions of SFAS 144. The estimated proceeds less anticipated costs to sell the assets held for sale at June 30, 2007 are greater than the carrying values as of June 30, 2007. No depreciation has been recorded on these operating communities since May 2007.

On April 27, 2006, the Company contributed seven communities, classified as held for sale as of March 31, 2006, to seven newly formed joint ventures in exchange for a 15% equity interest in each joint venture and approximately $200,000,000 in cash from the joint ventures. Under the terms of the joint venture agreements, BRE contributed seven properties, with 2,184 units located in Denver, Colorado and Phoenix, Arizona, with a total value of $235,000,000. The joint venture partner contributed approximately $200,000,000 to obtain an 85% equity interest in each of the ventures. The Company recorded a gain on the sale of the assets totaling $38,302,000 during the second quarter of 2006.

During the second quarter of 2007, the combined results of operations generated by the five operating properties held for sale during the second quarter 2007 are included in discontinued operations on the consolidated statements of income and total $1,383,000. During the second quarter of 2006, the combined results of operations generated by the seven communities sold to the newly formed joint ventures during the second quarter of 2006 and the five operating properties held for sale during the second quarter 2007 are included in the discontinued operations line on the consolidated statements of income and total $2,017,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the second quarter of 2007 and 2006 represent the dividends on our 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

Net Income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended June 30, 2007 was $15,146,000, or $0.29 per diluted share, as compared with $70,617,000, or $1.33 per diluted share, for the comparable period in 2006.

Comparison of the Six Months Ended June 30, 2007 and 2006

Rental and ancillary income

Total rental and ancillary revenues were $168,526,000 for the six months ended June 30, 2007, compared to $155,301,000 for the same period in 2006. The increase in total rental and ancillary revenues was generated from both same-store and non same-store communities. During the six months ended June 30, 2007, on a same store basis, rental and ancillary revenues increased $7,850,000, or 5.5%, primarily due to increases in market rents. Monthly market rents in the same-store portfolio for the six months ended June 30, 2007 grew 4% to $1,395 per unit from $1,342 during the same period of 2006. We define our non-same-store communities as communities acquired, developed and stabilized after December 31, 2006. These non same-store communities increased revenue by $5,375,000 for the six months ended June 30, 2007, compared to the same period in 2006. During the 18 months subsequent to December 31, 2006, we acquired 930 units and completed the construction of 664 units.

A summary of the components of revenues for the six months ended June 30, 2007 and 2006 follows (dollar amounts in thousands):

	Six months ended June 30, 2007		Six months ended June 30, 2006
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Increase from 2006 to 2007
Rental income	$161,369	96%	$148,541	96%	9%
Ancillary income	7,157	4%	6,760	4%	6%

Total revenues	$168,526	100%	$155,301	100%	9%

The total increase in revenues of $13,225,000 for the six months ended June 30, 2007 as compared with the six months ended June 30, 2006 generated from same-store and non same-store communities was as follows (dollar amounts in thousands):

	2007 Increase	% Increase from 2006 to 2007
Same-store communities	$7,850	6%
Non Same-store communities	5,375	40%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$13,225	9%

Real estate expenses

For the six months ended June 30, 2007, real estate expenses totaled $50,570,000 as compared with $49,123,000 for the six months ended June 30, 2006. The year-over-year increase in total real estate expenses was attributable to non same-store communities. Same-store expenses decreased $681,000, or 2% while non same-store expenses increased $2,128,000, or 43%, from the six months ended June 30, 2006 and represents the increase in year over year size of the portfolio.

A summary of the categories of real estate expenses for the six months ended June, 2007 and 2006 follows (dollar amounts in thousands):

	Six months ended June 30, 2007		Six months ended June 30, 2006
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2006 to 2007
Same-store	$43,537		$44,218		-2%
Non same-store	7,033		4,905		43%

Total real estate Expenses	$50,570	30%	$49,123	32%	3%

Interest expense

Interest expense was $40,589,000 (net of interest capitalized to the cost of apartment communities under development of $12,136,000) for the six months ended June 30, 2007, an increase of $119,000, or 0.3%, from the comparable period in 2006. Interest expense was $40,470,000 for the same period in 2006 and was net of $7,781,000 of interest capitalized to the cost of apartment communities under construction. The year over year increase is primarily due to higher than average borrowings offset by a lower overall cost of debt and increased levels of capitalized interest.

General and administrative expenses

General and administrative expenses totaled $9,552,000 and $9,185,000 for the six months ended June 30, 2007 and 2006, respectively. The $367,000 or 4% increase in the current period is primarily due to compensation costs related to increased staffing levels.

Other expenses

Other expenses totaled $0 and $562,000 for the six months ended June 30, 2007 and 2006, respectively. The six months ended June 30, 2006 total represents litigation and consulting costs incurred in connection with the construction defect litigation related to our Red Hawk Ranch Community, located in Fremont, California. This litigation was settled during the first half of 2006.

Other income

Other income for the six months ended June 30, 2007 totaled $4,191,000 and is comprised of $1,900,000 in legal settlement proceeds, approximately $1,500,000 of interest earned on proceeds from the $300,000,000 offering of senior unsecured notes and approximately $600,000 which relates to management fee income. Other income for the six months ended June 30, 2006 totaled $24,297,000 and is comprised of $19,500,000 proceeds from Red Hawk Ranch settlement, $2,000,000 gain on sale of land in Bellevue, Washington, $1,500,000 gain on sale of a parcel of land in Anaheim, California and interest income and other non rental income items.

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

During the six months of 2007, there were no communities sold. At June 30, 2007, there were five operating apartment communities and two land parcels classified as held for sale under the provisions of SFAS 144. The estimated proceeds less anticipated costs to sell the assets held for sale at June 30, 2007 are greater than the carrying values as of June 30, 2007. No depreciation has been recorded on these operating communities since May 2007.

On April 27, 2006, the Company contributed seven communities, classified as held for sale as of March 31, 2006 to seven newly formed joint ventures in exchange for a 15% equity interest in each joint venture and approximately $200,000,000 in cash from the joint ventures. Under the terms of the joint venture agreements, BRE contributed seven properties, with 2,184 units located in Denver, Colorado and Phoenix, Arizona, with a total value of $235,000,000. The joint venture partner contributed approximately $200,000,000 to obtain an 85% equity interest in each of the ventures. The Company recorded a gain on the sale of the assets totaling $38,302,000 during the second quarter of 2006.

During the first six months of 2007, the combined results of operations generated by the five operating properties held for sale during the second quarter 2007 are included in discontinued operations on the consolidated statements of income and total $2,499,000. During the first six months of 2006, the combined results of operations generated by the seven communities sold to the newly formed joint ventures during April of 2006 and the five operating properties held for sale at June 30, 2007 are included in the discontinued operations line on the consolidated statements of income and total $6,311,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the first six months of 2007 and 2006 represent the dividends on our 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

Net Income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the six months ended June 30, 2007 was $27,060,000, or $0.52 per diluted share, as compared with $78,003,000, or $1.49 per diluted share, for the comparable period in 2006.

Liquidity and Capital Resources

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. For the three and six months ended June 30, 2007, cash flows generated from operating activities were greater than distributions to common shareholders, preferred shareholders and minority members by approximately $32,200,000 and $19,900,000, respectively. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured credit facility provides adequate liquidity to address temporary cash shortfalls. We expect that annual cash flows from operations will exceed annual distributions to equity holders, which is consistent with prior years.

On March 13, 2007, we completed a $300,000,000 offering of 10-year senior unsecured notes. Interest is payable semiannually on March 15 and September 15; the notes mature on March 15, 2017. These 10-year notes were issued at 99.863% of par value, with a coupon rate of 5.50%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $297,000,000.

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

Proceeds from these offerings have been and will be used for general corporate purposes, including the repayment of debt, redemption of equity securities, funding for development activities and financing for acquisitions. Pending these uses, we initially used the proceeds from these offerings to reduce borrowings under our revolving unsecured credit facility.

We entered into a $600,000,000 unsecured revolving line of credit with a group of 14 lenders in 2006. The credit facility has a four-year term with a one-year extension, which is available at our sole option. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 57.5 basis points. In addition, we pay a 0.15% annual facility fee on the capacity of the facility. Borrowings under our revolving unsecured line of credit totaled $129,000,000 at June 30, 2007, compared to $115,000,000 at December 31, 2006. Drawings on the credit facility are used to fund acquisition and development activities as well as for general working capital purposes. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

We maintain a secured credit facility with Fannie Mae that matures in 2008. As of June 30, 2007 we do not have a balance outstanding under this facility. Borrowings under the secured facility are limited by the value of the properties we have pledged as security. Currently we can borrow up to $140,000,000 and subject to the terms of the facility, we have the option to increase borrowings to $250,000,000. Drawings under the facility are available to fund our investment activities and for general corporate purposes.

We had a total of $1,540,000,000 principal amount in unsecured senior notes at June 30, 2007, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
March 2009	50,000,000	3.58%
September 2009	150,000,000	5.75%
May 2010	150,000,000	4.875%
January 2011	250,000,000	7.45%
February 2013	130,000,000	7.125%
March 2014	50,000,000	4.70%
March 2017	300,000,000	5.50%
August 2026	460,000,000	4.125%

Total / Weighted Average Interest Rate	$1,540,000,000	5.42%

In addition, at June 30, 2007, we had mortgage indebtedness with a total principal amount outstanding totaling $175,459,000 at an average interest rate of 6.12%, and remaining terms of from less than one year to six years.

As of June 30, 2007, we had total outstanding debt balances of approximately $1,844,000,000 and total outstanding consolidated shareholders’ equity and minority interests of approximately $990,000,000, representing a debt to total book capitalization ratio of 65%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants during the three and six months ended June 30, 2007 and 2006.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2007, such as scheduled debt repayments, construction funding and property acquisitions. At June 30, 2007, we had an estimated cost of approximately $246,000,000 to complete existing construction in progress, with funding estimated from 2007 through 2010. Scheduled debt repayments through December 31, 2007 total approximately $1,377,000.

We have a shelf registration statement with the Securities and Exchange Commission under which we may issue up to $700,000,000 of securities including debt, convertible debt, common stock and preferred stock. Our $300,000,000 note offering in March 2007, our $150,000,000 note offering in May 2005 and our Series D preferred stock offering in December 2004 totaling

$75,000,000 reduced the amount available for future issuances under this registration statement to $175,000,000. Depending upon market conditions, we may issue securities under this or under future registration statements. Unless we otherwise state in the applicable prospectus supplement, proceeds from these issuances may be used for general corporate purposes, including investing in additional multifamily communities, funding development activities, capital expenditures, redemption of securities, increasing our working capital and repaying indebtedness. Pending the application of the net proceeds, we may invest the proceeds in investment-grade, interest-bearing securities or temporarily reduce borrowings under our revolving unsecured line of credit.

On April 26, 2007 our Board of Directors has authorized us to purchase an aggregate of up to $100,000,000 in shares of our common stock. See Part II; Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.” As of August 3, 2007 we have not purchased any shares under this authorization.

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

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method. This method requires the recognition of compensation cost for all share based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the six months ended June 30, 2007 and 2006 includes all awards outstanding that are vesting during the period.

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

Construction in progress and land under development

The following table provides data on our multifamily properties that are currently under various stages of development and construction. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot assure that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed units shown in the table below.

(Dollar amounts in millions) Property Name	Location	Proposed Number of Units	Costs Incurred to Date - June 30, 2007 [1]	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date[2]
Construction in Progress
The Stuart at Sierra Madre Villa	Pasadena, CA	188	57.6	59.4	1.8	4Q/2007
Renaissance at Uptown Orange	Orange, CA	460	105.1	114.7	9.6	1Q/2008
Avenue 64	Emeryville, CA	224	59.9	67.9	8.0	1Q/2008
5600 Wilshire	Los Angeles, CA	284	66.6	134.2	67.6	1Q/2009
Stadium Park I	Anaheim, CA	320	32.8	82.4	49.6	2Q/2009
Taylor 28 Apartments	Seattle, WA	197	13.9	59.8	45.9	2Q/2009
Belcarra Apartments	Bellevue, WA	296	20.2	83.7	63.5	1Q/2010

Total Construction in Progress		1,969	$356.1	$602.1	$246.0

Property Name	Location	Proposed Number of Units	Costs Incurred to Date June 30, 2007	Estimated Total Cost	Estimated Construction Start
Land under development[3]
Stadium Park II	Anaheim, CA	250	20.2	70.7	4Q/2007
Crossings	Santa Clara, CA	277	15.2	86.0	4Q/2007
Pleasanton	Pleasanton, CA	250	11.1	72.1	3Q/2009
Wilshire La Brea	Los Angeles, CA	645	71.7	320.3	4Q//2008

Total Land Under Development		1,422	$118.2	$549.1

(1)

Reflects all recorded costs incurred as of June 30, 2007, recorded on our consolidated balance sheet as “Direct investments in real estate-construction in progress.” Included in this amount is $28.8 million for the 151 completed units on Renaissance at Uptown Orange which are reflected on our consolidated balance sheet as “Direct investments in real estate-investments in rental properties.”

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

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our 2007 annual dividend on our common shares was increased to $2.15 per share, from $2.05 per share in 2006. Total dividends paid to common shareholders for the six months ended June, 2007 and 2006 were $54,829,000 and $52,894,000, respectively. In addition, we paid $8,936,000 in aggregate dividends on our 8.50% Series A, 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock during the six months ended June 30, 2007 and the six months ended June 30, 2006.

Total distributions to minority members of our consolidated subsidiaries were $1,090,000 and $1,748,000 for the six months ended June 30, 2007 and 2006, respectively.

ITEM 3—Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2006.

ITEM 4—Controls and Procedures.

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

As of June 30, 2007, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of June 30, 2007, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, which management anticipates would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2007, an aggregate of 95,437 limited partnership units in BRE Properties Investors LLC were exchanged for shares of BRE common stock with a one-to-one exchange ratio. The exchange of limited partnership units for shares of common stock was exempt from the registration requirements of the Securities Act pursuant to section 4(2) of the Securities Act.

On April 26, 2007, our Board of Directors authorized an increase in the aggregate value of shares of our common stock that we may repurchase from $60,000,000 to up to $100,000,000. The timing of repurchase activity is dependent upon the market price of our shares of common stock and other market conditions and factors. No shares were repurchased during the three months ended June 30, 2007.

ITEM 3.	Defaults Upon Senior Securities.

None

ITEM 4.	Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on May 17, 2007, the Shareholders approved the three proposals noted below by the following votes:

	FOR			AGAINST	WITHHELD/ ABSTAINED
	No. of Shares	% of shares Voted for this item	% of outstanding	No. of Shares	No. of Shares
Proposal No. I Election of Directors for a one-year term:
Robert A. Fiddaman	43,309,259	99.55%	84.69%		197,371
Roger P. Kuppinger	43,173,134	99.23%	84.43%		333,496
Irving F. Lyons III	43,300,409	99.53%	84.67%		206,221
Edward E. Mace	43,312,472	99.55%	84.70%		194,158
Christopher J. McGurk	43,301,307	99.53%	84.68%		205,323
Matthew T. Medeiros	43,306,270	99.54%	84.69%		200,360
Constance Moore	43,295,606	99.51%	84.66%		211,024
Jeanne R. Myerson	43,318,285	99.57%	84.71%		188,345
Gregory M. Simon	43,009,847	98.86%	84.11%		496,783

Proposal No. II Ratification of Ernst & Young LLP as auditors for the year ended December 31, 2007:
	43,506,630	99.18%	85.08%	252,128	105,992

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits.

3.1	Second Amended and Restated By Laws of BRE Properties, Inc. (previously filed on May 23, 2007 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.
(Registrant)

Date: August 6, 2007	/s/ Edward F. Lange, Jr.
Edward F. Lange, Jr.
Executive Vice President,
Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibits.

3.1	Second Amended and Restated By Laws of BRE Properties, Inc. (previously filed on May 23, 2007 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.