Form 10-Q
period 2007-09-30
BRE PROPERTIES INC /MD/
filed 2007-11-05
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

☒   Large Accelerated Filer                    ☐  Accelerated Filer                    ☐  Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of common stock outstanding as of October 31, 2007	50,780,956

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

September 30, 2007

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements

BRE Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,776,532	$2,726,159
Construction in progress	307,534	242,509
Less: accumulated depreciation	(438,979)	(401,893)

	2,645,087	2,566,775
Equity interests in and advances to real estate joint ventures-Investments in rental properties	63,336	38,846
Real estate held for sale, net	49,024	—
Land under development	121,095	146,659

Total real estate portfolio	2,878,542	2,752,280
Cash	2,695	10,082
Other assets	68,195	61,129

Total assets	$2,949,432	$2,823,491

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured senior notes	$1,540,000	$1,290,000
Unsecured line of credit	212,000	115,000
Mortgage loans payable	174,779	188,910
Secured line of credit	—	75,000
Accounts payable and accrued expenses	78,364	77,192

Total liabilities	2,005,143	1,746,102

Minority interests	30,981	100,544
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized: 7,000,000 and 10,000,000 shares with $25 liquidation preference issued and outstanding at September 30, 2007 and December 31, 2006, respectively	70	100
Common stock, $0.01 par value, 100,000,000 shares authorized. Shares issued and outstanding: 50,765,074 and 50,484,614 at September 30, 2007 and December 31, 2006, respectively	508	505
Additional paid-in capital	978,231	1,038,598
Cumulative dividends in excess of accumulated net income	(65,501)	(61,726)
Stock purchase loans to executives	—	(632)

Total shareholders’ equity	913,308	976,845

Total liabilities and shareholders’ equity	$2,949,432	$2,823,491

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,
	2007	2006
Revenues
Rental income	$84,018	$77,645
Ancillary income	3,739	3,944

Total revenues	87,757	81,589

Expenses
Real estate	26,875	25,422
Provision for depreciation	19,443	17,810
Interest	20,480	20,372
General and administrative	3,973	3,972
Other expenses	—	576

Total expenses	70,771	68,152

Other income	840	1,751
Income before minority interests, income from investments in unconsolidated entities and discontinued operations	17,826	15,188
Minority interests in income	(570)	(897)
Income from investments in unconsolidated entities	529	432

Income from continuing operations	17,785	14,723
Discontinued operations, net	1,391	1,240
Net gain on sales	39,249	—

Income from discontinued operations	40,640	1,240

Net Income	58,425	15,963

Redemption related preferred stock issuance cost	2,768	—
Dividends attributable to preferred stock	4,232	4,468

Net Income available to common shareholders	$51,425	$11,495

Basic earnings per common share from continuing operations	$0.21	$0.20
Basic earnings per common share from discontinued operations	$0.80	$0.03

Basic earnings per common share	$1.01	$0.23

Diluted earnings per common share from continuing operations	$0.21	$0.20
Diluted earnings per common share from discontinued operations	$0.78	$0.02

Diluted earnings per common share	$0.99	$0.22

Weighted average common shares outstanding – basic	50,745	50,875

Weighted average common shares outstanding – assuming dilution	51,760	52,090

Dividends declared and paid per common share	$0.5375	$0.5125

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Nine Months Ended September 30,
	2007	2006
Revenues
Rental income	$245,387	$226,186
Ancillary income	10,896	10,704

Total revenues	256,283	236,890

Expenses
Real estate	77,445	74,545
Provision for depreciation	57,755	54,248
Interest	61,069	60,842
General and administrative	13,525	13,157
Other expenses	—	1,137

Total expenses	209,794	203,929

Other income	5,031	26,049
Income before minority interests, income from investments in unconsolidated entities and discontinued operations	51,520	59,010
Minority interests in income	(1,719)	(2,702)
Income from investments in unconsolidated entities	1,481	741

Income from continuing operations	51,282	57,049
Discontinued operations, net	3,891	7,552
Net gain on sales	39,249	38,302

Income from discontinued operations	43,140	45,854

Net Income	94,422	102,903

Redemption related preferred stock issuance cost	2,768	—
Dividends attributable to preferred stock	13,169	13,404

Net Income available to common shareholders	$78,485	$89,499

Basic earnings per common share from continuing operations	$0.70	$0.85
Basic earnings per common share from discontinued operations	$0.85	$0.90

Basic earnings per common share	$1.55	$1.75

Diluted earnings per common share from continuing operations	$0.68	$0.83
Diluted earnings per common share from discontinued operations	$0.83	$0.88

Diluted earnings per common share	$1.51	$1.71

Weighted average common shares outstanding – basic	50,685	51,065

Weighted average common shares outstanding – assuming dilution	51,810	52,285

Dividends declared and paid per common share	$1.6125	$1.5375

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$94,422	$102,903
Adjustments to reconcile net income to net cash flows generated by operating activities:
Net gain on sale of discontinued operations	(39,249)	(38,302)
Net gain on sale of investments	—	(3,485)
Income from investments in unconsolidated entities	(1,481)	(741)
Distributions of earnings from unconsolidated entities	1,927	538
Provision for depreciation	57,755	54,248
Depreciation from discontinued operations	941	1,612
Noncash stock based compensation expense	3,011	2,930
Minority interests in income	1,719	2,702
Increase in other assets	(6,909)	(11,664)
(Decrease) increase in accounts payable and accrued expenses	(8,714)	5,288

Net cash flows generated by operating activities	103,422	116,029

Cash flows from investing activities:
Additions to land under development	(82,026)	(56,748)
Additions to direct investment in real estate-construction in progress	(116,249)	(68,889)
Rehabilitation expenditures and other	(23,143)	(21592)
Capital expenditures	(11,760)	(9,732)
Purchases of operating real estate	—	(28,298)
Purchases of land	(3,827)	—
Acquisition of equity interest in real estate joint ventures	(19,618)	—
Improvements to real estate joint ventures	(3,657)	—
Additions for furniture, fixture and equipment	(544)	(1,482)
Proceeds from sales of property, net of closing costs	67,291	218,874
Deposits on property under contract	(5,742)	(1,606)

Net cash flows (used in) generated by investing activities	(199,275)	30,527

Cash flows from financing activities:
Principal payments on unsecured senior notes and mortgage loans	(64,131)	(152,231)
Proceeds from issuance of unsecured notes, net	297,099	453,100
Lines of credit:
Advances	686,000	115,000
Repayments	(664,000)	(416,000)
Cash dividends paid to common shareholders	(82,258)	(78,812)
Cash dividends paid to preferred shareholders	(13,169)	(13,404)
Distributions to operating company unit holders	(1,312)	(1,399)
Distributions to other minority members	(317)	(1,216)
Proceeds from exercises of stock options and other, net	4,200	17,271
Proceeds from dividend reinvestment plan	1,354	1,241
Treasury share repurchase	—	(75,000)
Redemption of preferred stock	(75,000)	—

Net cash flows generated by (used in) financing activities	88,466	(151,450)

Decrease in cash	(7,387)	(4,894)
Balance at beginning of period	10,082	18,543

Balance at end of period	$2,695	$13,649

Consolidated Statements of Cash Flows Cont. (unaudited)

(Dollar amounts in thousands)

	For the Nine Months Ended September 30, 2007
	2007	2006
Supplemental disclosure of non cash activities:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$88,064	$90,571

Transfer from land under development to construction in progress	$31,082	$—

Transfer of investment in rental properties to investment in unconsolidated entities	$3,074	$28,397

Transfer of land under development to held for sale	$17,186	$—

Change in accrued improvements to direct investments in real estate	$5,368	$—

Transfer of deposits on properties to land under development	$7,089	$—

Change in accrued development costs for construction in progress and land under development	$4,917	$145

Change in minority interest units	$3,063	$1,631

Change in redemption related preferred stock issuance cost	$2,768	$—

See condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2007

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

NOTE B – STOCK-BASED COMPENSATION

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method. This method requires the recognition of compensation cost for all share based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the nine months ended September 30, 2007 and 2006 includes all awards outstanding that are vesting during the period.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to five years. The Company uses the Black-Scholes model to estimate the value of stock options granted. At September 30, 2007, compensation cost related to nonvested awards not yet recognized totaled approximately $10,000,000 and the weighted average period over which it is expected to be recognized is two years. During the nine months ended September 30, 2007, 30,926 restricted shares were awarded and 18,965 restricted shares vested. During the nine months ended September 30, 2007, 35,613 options were awarded.

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

In September 2006, the Company entered into a land option contract to purchase 3.5 acres of land located in Los Angeles, California from an unrelated third party for $66,500,000. At December 31, 2006, the non-refundable cash deposit made by the Company for a purchase option agreement totaled $5,000,000. Under Interpretation No. 46, the Company was determined to be the primary beneficiary of the contractual relationship and consolidated the asset on the consolidated balance sheet as of December 31, 2006. The acquisition closed on January 9, 2007, and reduced minority interest by $66,500,000 for the nine months ended September 30, 2007.

At September 30, 2007, the Company has made non-refundable cash deposits for seven purchase option agreements totaling approximately $2,785,000, which are included in other assets on the consolidated balance sheet. The aggregate purchase price of properties under option is approximately $77,902,000. The option deposits generally represent the Company’s maximum exposure to loss if it elects not to purchase the optioned property. Based on analyses performed under Interpretation No. 46, the Company is not the primary beneficiary in any of the arrangements as of September 30, 2007.

The Company consolidates entities not deemed as VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company and other controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

On July 11, 2007, the Company contributed one community for a total value of $52,000,000 and 432 units located in Phoenix, Arizona, classified as held for sale at June 30, 2007, to a newly formed joint venture in exchange for 15% equity interest in the joint venture and approximately $44,000,000 in cash. The joint venture investment is reported as equity interests in investments in rental properties on the consolidated balance sheet. The Company’s net carrying value of the investment in the joint venture is equal to 15% of the total carrying value of the net asset, at the time of the contribution, which totaled approximately $20,500,000. In connection with the contribution, the Company recognized a gain of $26,500,000. On September 29, 2007, the Company sold a 208 unit property located in Sacramento, California, to an unrelated third party for approximately $23,500,000 and a gain of $12,700,000. At September 30, 2007, the Company had three operating apartment communities and two excess land parcels classified as held for sale under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144. One operating property located in Sacramento and two operating properties located in Seattle, totaling 513 units. The two excess land parcels are in Northern California and Seattle. The estimated proceeds less anticipated costs to sell the assets held for sale at September 30, 2007 are greater than the carrying values as of September 30, 2007. No depreciation has been recorded on the operating communities since May 2007. The operating results for the three operating communities classified as held for sale have been classified as discontinued operations for the three months and nine months ended September 30, 2007 and 2006.

During the third quarter of 2005, the Company classified seven properties with 2,184 units located in Denver, Colorado and Phoenix, Arizona as held for sale. On April 27, 2006, the Company contributed seven communities with a total value of $235,000,000 to seven newly formed joint ventures in exchange for a 15% equity interest in each joint venture and approximately $200,000,000 in cash. These seven joint venture investments are reported as equity interests in investments in rental properties on the consolidated balance sheets. The Company’s net carrying value of the investment in the seven joint ventures is equal to 15% of the total carrying value of the net assets, at the time of contribution, which totaled approximately $189,000,000. Discontinued operations totals for the nine months ended September 30, 2006 include the operating results of these seven communities prior to the April 2006 contribution.

The following is a breakdown of the combined results of operations for the operating properties included in discontinued operations:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
(amounts in thousands)	2007	2006	2007	2006
Rental and ancillary income	$2,169	$2,896	$7,945	$15,164
Real estate expenses	(778)	(1,113)	(3,113)	(6,000)
Provision for depreciation	—	(543)	(941)	(1,612)

Income from discontinued operations, net	$1,391	$1,240	$3,891	$7,552

Gain on sales	39,249	—	39,249	38,302

Total discontinued operations	$40,640	$1,240	$43,140	$45,854

NOTE E – EQUITY

On September 14, 2007, the Company redeemed all 3,000,000 shares of 8.08% Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.42644 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends to the redemption date. The initial issuance costs totaling $2,768,000 associated with this series of perpetual preferred stock were charged to retained earnings during the third quarter 2007. During the nine months ended September 30, 2007, 159,772 shares of common stock were issued under the Company’s stock based compensation plans, 22,833 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan and 113,737 operating company units were exchanged for common stock.

NOTE F – LEGAL MATTERS

During 2001, the Company completed the Pinnacle Galleria joint venture development, a 236 unit operating community in Roseville, California.

During 2007, it was determined that breezeways and stair casings needed replacement as a result of construction defects and product failure. The Company requested that the various responsible subcontractors replace the original construction but not all subcontractors elected to participate. As a result, the Company hired an unrelated subcontractor to perform the repairs and a claim was filed against the original subcontractors. Construction is expected to be completed during the first quarter of 2008 for an estimated total cost of approximately $4,000,000. Of this total, $3,600,000 has been incurred through September 30, 2007.

During the second quarter of 2007, the Company reached a binding settlement with one subcontractor for $1,900,000, which was recognized in Other Income. The Company is still pursuing claims against other subcontractors.

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

Litigation charges recognized during the nine months ended September 30, 2006 total $576,000, and are reported as Other expenses on the consolidated statement of income.

The Company commenced reconstruction during the second quarter of 2005 and completed the restoration as of September 30, 2007. On January 27, 2006 the Company reached a settlement in connection with the Red Hawk Ranch apartment community. Under terms of the settlement, the Company has received an aggregate of $17,500,000 from various defendants and the assignment of certain agreements and claims associated with three subcontractors against whom the Company continued to pursue litigation. In April of 2006, the Company reached settlement terms with the subcontractors in an amount totaling $2,000,000. All settlement funds were received by the Company in April of 2006 and the amount was recorded as Other income during the second quarter of 2006. The damaged components have been fully depreciated as of March 31, 2007. The total cost of reconstruction was approximately $24,600,000.

As of September 30, 2007, there were no pending legal proceedings to which the Company is a party or of which any of the Company’s properties are the subject, which management anticipates would have a material effect upon the Company’s consolidated financial condition and results of operations.

NOTE G – UNSECURED DEBT

On March 13, 2007, the Company completed a $300,000,000 offering of senior unsecured notes. Interest is payable semiannually on March 15 and September 15; the notes mature on March 15, 2017. These 10-year notes were issued at 99.863% of par value, with a coupon rate of 5.50%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $297,000,000.

On September 18, 2007, the Company amended and restated its credit agreement with a group of 18 lenders, increasing the size of the revolving credit facility from $600,000,000 to $750,000,000. The new amended and restated facility has a five-year term. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, the Company pays a 0.15% annual facility fee on the capacity of the facility. Borrowings under the revolving unsecured line of credit totaled $212,000,000 at September 30, 2007, compared to $115,000,000 at December 31, 2006. Drawings on the credit facility are used to fund acquisition and development activities as well as for general corporate purposes. The Company typically reduces its outstanding balance on the revolving unsecured line of credit with available cash balances.

NOTE H – NEW ACCOUNTING PRONOUNCEMENTS

In July 2006 the FASB issued Interpretation No.48, “Accounting for uncertainty in Income Taxes” and interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty of income taxes. Management has adopted FIN 48 effective the first quarter of 2007 and there is no financial statement impact. The Company is organized as a Real Estate Investment Trust (“REIT”) and therefore, generally is not subject to federal and state income tax. In the normal course of business, the Company sells real estate and has concluded it is acting as an investor rather than a dealer in real estate. To the extent the Company is viewed as a dealer with respect to any specific real estate investment, the Company would be subject to a 100% penalty tax on the gain in asset disposition. The properties sold either fall under the safe harbor rule for REITs or Management has concluded based upon the relevant facts and circumstances and related tax case law that investor classification is appropriate.

In September 2006, the FASB, issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management has not yet determined the effects that SFAS 157 will have on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management has not yet determined the effects that SFAS 159 will have on the Company’s financial statements.

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

Executive Summary

We are a self-administered equity real estate investment trust, or “REIT,” focused on the acquisition, development and management of multifamily apartment communities in seven metropolitan markets of the Western United States. At September 30, 2007, our portfolio had real estate assets with a net book value of approximately $2.9 billion that included 79 wholly or majority-owned apartment communities, aggregating 22,041 units; thirteen multifamily communities owned in joint ventures, comprised of 4,080 apartment units; and ten wholly or majority-owned apartment communities in various stages of construction and development, totaling 3,131 units.

On September 14, 2007, we redeemed all 3,000,000 shares of 8.08% Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.42644 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends to the redemption date. The initial issuance costs totaling $2,768,000 associated with this series of perpetual preferred stock were charged to retained earnings during the third quarter of 2007.

On September 12, 2007, we purchased a 15% equity interest in two newly formed joint ventures for approximately $14,600,000. The joint venture partner contributed approximately $82,600,000 for an 85% interest in the joint venture. The properties have a total of 700 units and are located in Colorado, with a total value of $97,200,000.

On July 11, 2007, we contributed one community for a total value of $52,000,000 and 432 units located in Phoenix, Arizona, classified as held for sale at June 30, 2007, to a newly formed joint venture in exchange for 15% equity interest in the joint venture and approximately $44,000,000 in cash. The joint venture investment is reported as equity interests in investments in rental properties on the consolidated balance sheet. Our net carrying value of the investment in the joint venture is equal to 15% of the total carrying value of the net asset, at the time of the contribution, which totaled approximately $20,500,000. In connection with the contribution, we recognized a gain of $26,500,000.

We currently have seven communities with a total of 1,969 units under construction, for a total estimated investment of $611,100,000, and an estimated balance to complete totaling $215,500,000. Expected delivery dates for these units range from fourth quarter 2007 through first quarter 2010. The development communities are located in Northern and Southern California and the Seattle, Washington metro area. At September 30, 2007, we owned four parcels of land for future development located in Northern and Southern California.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2007 and 2006

Rental and ancillary income

Total rental and ancillary revenues were $87,757,000 for the three months ended September 30, 2007, compared to $81,589,000 for the same period in 2006. The increase in total rental and ancillary revenues was generated from both same-store and non same-store communities. In the third quarter of 2007, on a same-store basis, rental and ancillary revenues increased $3,355,000, or 4.5%, primarily due to increases in market rents. Monthly market rents in the same-store portfolio for the third quarter 2007 grew 5.2% to $1,453 per unit from $1,380 in the third quarter of 2006. We define our non same-store communities as communities acquired, developed and stabilized after June 30, 2006. These non same-store communities increased revenue by $2,813,000 for the three months ended September 30, 2007, compared to the same period in 2006. During the 15 months subsequent to June 30, 2006, we acquired 930 units and completed the construction of 664 units.

A summary of the components of revenues for the quarters ended September 30, 2007 and 2006 follows (dollar amounts in thousands):

	Three months ended September 30, 2007		Three months ended September 30, 2006
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2006 to 2007
Rental income	$84,018	96%	$77,645	95%	8%
Ancillary income	3,739	4%	3,944	5%	-5%

Total revenues	$87,757	100%	$81,589	100%	8%

The total increase in revenues of $6,168,000 for the three months ended September 30, 2007 as compared with the three months ended September 30, 2006 generated from same-store and non same-store communities was as follows (dollar amounts in thousands):

	2007 Increase	% Increase from 2006 to 2007
Same-store communities	$3,355	5%
Non Same-store communities	2,813	40%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$6,168	8%

Real estate expenses

For the quarter ended September 30, 2007, real estate expenses totaled $26,875,000 as compared with $25,422,000 for the quarter ended September 30, 2006. The year-over-year increase in total real estate expenses was attributable to non same-store communities. Same-store expenses increased $317,000, or 1.4%, while non same-store expenses increased $1,136,000 from the quarter ended September 30, 2007 and represents the increase in the year-over-year size of the portfolio.

A summary of the categories of real estate expenses for the three months ended September 30, 2007 and 2006 follows (dollar amounts in thousands):

	Three months ended September 30, 2007		Three months ended September 30, 2006
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2006 to 2007
Same-store	$22,989		$22,672		1%
Non same-store	3,886		2,750		41%

Total real estate Expenses	$26,875	31%	$25,422	31%	6%

Interest expense

Interest expense was $20,480,000 (net of interest capitalized to the cost of apartment communities under development of $6,054,000) for the quarter ended September 30, 2007, an increase of $108,000, or 1%, from the comparable period in 2006. Interest expense was $20,372,000 for the same period in 2006 and was net of $3,784,000 of interest capitalized to the cost of apartment communities under development and construction. The year-over-year increase is primarily due to increased average borrowings to fund our development and acquisition activity partially offset by increased levels of capitalized interest and a lower average cost of debt.

Other income

Other income for the quarter ended September 30, 2007 totaled $840,000 and is comprised of approximately $300,000 of interest income and approximately $400,000 which relates to management fee income. Other income for the three months ended September 30, 2006 totaled $1,751,000 and is comprised of approximately $1,400,000 of interest income and approximately $300,000 which relates to management fee income.

Discontinued operations

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, requires the results of operations for properties sold during the period or designated as held for sale at the end of the period and deemed a component of an entity to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposal of properties held for sale is reported as discontinued operations.

On July 11, 2007, we contributed one community for a total value of $52,000,000 and 432 units located in Phoenix, Arizona, classified as held for sale at June 30, 2007, to a newly formed joint venture in exchange for 15% equity interest in the joint venture and approximately $44,000,000 in cash. The joint venture investment is reported as equity interests in investments in rental properties on the consolidated balance sheet. Our net carrying value of the investment in the joint venture is equal to 15% of the total carrying value of the net asset, at the time of the contribution, which totaled approximately $20,500,000. In connection with the contribution, we recognized a gain of $26,500,000. On September 29, 2007, we sold a 208 unit property to an unrelated third party, located in Sacramento, California, for approximately $23,500,000. We recorded a gain on the sale of the asset totaling $12,700,000.

At September 30, 2007, there were three operating apartment communities and two land parcels classified as held for sale under the provisions of SFAS 144. The estimated proceeds less anticipated costs to sell the assets held for sale at September 30, 2007 are greater than the carrying values as of September 30, 2007. No depreciation has been recorded on these operating communities since May 2007.

During the third quarter of 2007, the combined results of operations generated by the five operating properties held for sale during the third quarter 2007 are included in discontinued operations on the consolidated statements of income and total $1,391,000. During the third quarter of 2006, the combined results of operations generated by the five operating properties held for sale during the third quarter 2007 are included in the discontinued operations line on the consolidated statements of income and total $1,240,000.

Redemption related preferred stock issuance cost

Redemption related preferred stock issuance cost represents the charge taken to retained earnings during the third quarter of 2007 on initial issuance costs related to the $75,000,000 of 8.08% Series B preferred stock that was redeemed on September 14, 2007.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the third quarter of 2007 and 2006 represent dividends on our 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference. Dividends for the Series B preferred stock for the quarter ended September 30, 2007 reflect the dividends earned from July 1, 2007 to the September 14, 2007 redemption date.

Net Income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended September 30, 2007 was $51,425,000, or $0.99 per diluted share, as compared with $11,495,000, or $0.22 per diluted share, for the comparable period in 2006.

Comparison of the Nine Months Ended September 30, 2007 and 2006

Rental and ancillary income

Total rental and ancillary revenues were $256,283,000 for the nine months ended September 30, 2007, compared to $236,890,000 for the same period in 2006. The increase in total rental and ancillary revenues was generated from both same-store and non same-store communities. During the nine months ended September 30, 2007, on a same store basis, rental and ancillary revenues increased $11,097,000, or 5.2%, primarily due to increases in market rents. Monthly market rents in the same-store portfolio for the nine months ended September 30, 2007 grew 4.4% to $1,414 per unit from $1,355 during the same period of 2006. We define our non same-store communities as communities acquired, developed and stabilized after December 31, 2006. These non same-store communities increased revenue by $8,296,000 for the nine months ended September 30, 2007, compared to the same period in 2006. During the 21 months subsequent to December 31, 2006, we acquired 930 units and completed the construction of 664 units.

A summary of the components of revenues for the nine months ended September 30, 2007 and 2006 follows (dollar amounts in thousands):

	Nine months ended September 30, 2007		Nine months ended September 30, 2006
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Increase from 2006 to 2007
Rental income	$245,387	96%	$226,186	96%	9%
Ancillary income	10,896	4%	10,704	4%	2%

Total revenues	$256,283	100%	$236,890	100%	8%

The total increase in revenues of $19,393,000 for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006 generated from same-store and non same-store communities was as follows (dollar amounts in thousands):

	2007 Increase	% Increase from 2006 to 2007
Same-store communities	$11,097	5%
Non Same-store communities	8,296	39%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$19,393	8%

Real estate expenses

For the nine months ended September 30, 2007, real estate expenses totaled $77,445,000 as compared with $74,545,000 for the nine months ended September 30, 2006. The year-over-year increase in total real estate expenses was attributable to non same-store communities. Same-store expenses decreased $357,000, or 0.5%, while non same-store expenses increased $3,257,000, or 41.2%, from the nine months ended September 30, 2006 and represents the increase in the year-over-year size of the portfolio.

A summary of the categories of real estate expenses for the nine months ended September 30, 2007 and 2006 follows (dollar amounts in thousands):

	Nine months ended September 30, 2007		Nine months ended September 30, 2006		% Change from 2006 to 2007
	Expense	% of Total Revenues	Expense	% of Total Revenues
Same-store	$66,273		$66,630		-1%
Non same-store	11,172		7,915		41%

Total real estate Expenses	$77,445	30%	$74,545	31%	4%

Interest expense

Interest expense was $61,069,000 (net of interest capitalized to the cost of apartment communities under development of $18,190,000) for the nine months ended September 30, 2007, an increase of $227,000, or 0.4%, from the comparable period in 2006. Interest expense was $60,842,000 for the same period in 2006 and was net of $11,560,000 of interest capitalized to the cost of apartment communities under development and construction. The year-over-year increase is primarily due to higher than average borrowings offset by a lower overall cost of debt and increased levels of capitalized interest.

General and administrative expenses

General and administrative expenses totaled $13,525,000 and $13,157,000 for the nine months ended September 30, 2007 and 2006, respectively. The $368,000, or 3%, increase in the current period is primarily due to compensation costs related to increased staffing levels.

Other expenses

Other expenses totaled $0 and $1,137,000 for the nine months ended September 30, 2007 and 2006, respectively. In 2006, $576,000 represents prepayment charges associated with the early retirement of unsecured notes and the remaining $561,000 related to litigation and consulting costs incurred in connection with the construction defect litigation related to our Red Hawk Ranch Community, located in Fremont, California. This litigation was settled during the first half of 2006.

Other income

Other income for the nine months ended September 30, 2007 totaled $5,031,000 and is comprised of $1,900,000 in legal settlement proceeds, approximately $1,700,000 of interest income, approximately $1,000,000 which relates to management fee income and $300,000 in fees earned for forming three new joint ventures. Other income for the nine months ended September 30, 2006 totaled $26,049,000 and is comprised of $19,500,000 of proceeds from the Red Hawk Ranch settlement, $3,500,000 related to gains on the sales of land and interest income totaling $1,259,000.

Discontinued operations

SFAS 144, requires the results of operations for properties sold during the period or designated as held for sale at the end of the period and deemed a component of an entity to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposal of properties held for sale is reported as discontinued operations.

On July 11, 2007, we contributed one community for a total value of $52,000,000 and 432 units located in Phoenix, Arizona, classified as held for sale at June 30, 2007, to a newly formed joint venture in exchange for 15% equity interest in the joint venture and approximately $44,000,000 in cash. The joint venture investment is reported as equity interests in investments in rental properties on the consolidated balance sheet. Our net carrying value of the investment in the joint venture is equal to 15% of the total carrying value of the net asset, at the time of the contribution, which totaled approximately $20,500,000. In connection with the contribution, we recognized a gain of $26,500,000 during the third quarter of 2007. On September 29, 2007, we sold a 208 unit property to an unrelated third party, located in Sacramento, California, for approximately $23,500,000. We recorded a gain on the sale of the asset totaling $12,700,000.

At September 30, 2007, there were three operating apartment communities and two land parcels classified as held for sale under the provisions of SFAS 144. The estimated proceeds less anticipated costs to sell the assets held for sale at September 30, 2007 are greater than the carrying values as of September 30, 2007. No depreciation has been recorded on these operating communities since March 2007.

On April 27, 2006, we contributed seven communities to seven newly formed joint ventures in exchange for a 15% equity interest in each joint venture and approximately $200,000,000 in cash from the joint ventures. Under the terms of the joint venture agreements, we contributed seven properties, with 2,184 units located in Denver, Colorado and Phoenix, Arizona, with a total value of $235,000,000. The joint venture partner contributed approximately $200,000,000 to obtain an 85% equity interest in each of the ventures. We recorded a gain on the sale of the assets totaling $38,302,000 during the second quarter of 2006.

During the first nine months of 2007, the combined results of operations generated by the five operating properties held for sale during the first nine months of 2007 are included in discontinued operations on the consolidated statements of income and total $3,891,000. During the first nine months of 2006, the combined results of operations generated by the seven communities sold to the newly formed joint ventures in April 2006 and the five operating properties classified as held for sale during the first nine months of 2007 are included in the discontinued operations line on the consolidated statements of income and total $7,552,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the nine months ended September 30, 2007 represent dividends earned and paid up to the September 14, 2007 redemption date on our 8.08% Series B preferred stock and all dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference. For the nine months ended September 30, 2006 dividends attributable to preferred stock represent dividends paid on 8.08% Series B and 6.75% Series C and D.

Net Income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the nine months ended September 30, 2007 was $78,485,000, or $1.51 per diluted share, as compared with $89,499,000, or $1.71 per diluted share, for the comparable period in 2006.

Liquidity and Capital Resources

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. For the nine months ended September 30, 2007, cash flows generated from operating activities were greater than distributions to common shareholders, preferred shareholders and minority members by approximately $6,700,000. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured credit facility provides adequate liquidity to address temporary cash shortfalls. We expect that annual cash flows from operations will exceed annual distributions to equity holders, which is consistent with prior years.

On September 18, 2007, we amended and restated our credit agreement with a group of 18 lenders, increasing the size of the revolving credit facility from $600,000,000 to $750,000,000. The new amended and restated facility has a five-year term. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, we pay a 0.15% annual facility fee on the capacity of the facility. Borrowings under our revolving unsecured line of credit totaled $212,000,000 at September 30, 2007, compared to $115,000,000 at December 31, 2006. Drawings on the credit facility are used to fund acquisition and development activities as well as for general corporate purposes. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

On March 13, 2007, we completed a $300,000,000 offering of 10-year senior unsecured notes. Interest is payable semiannually on March 15 and September 15; the notes mature on March 15, 2017. These 10-year notes were issued at 99.863% of par value, with a coupon rate of 5.50%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $297,000,000.

On August 15, 2006, we completed a private offering of $460,000,000 aggregate principal amount of our 4.125% Convertible Senior Notes due 2026. Holders of the notes may convert their notes at any time on or after July 15, 2026. The notes will be convertible at an initial conversion rate of 14.0432 shares per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $71.21 per share, which represents a 27.50% premium over the last reported sales price of the Company’s common stock on August 9, 2006, which was $55.85 per share. Net proceeds from the sale of the notes were used to redeem $150,000,000 of senior unsecured indebtedness, to repurchase concurrently with the closing of this offering approximately 1,342,883 shares of our common stock at a price of $55.85 per share, for general corporate purposes and to reduce borrowings under our unsecured credit facility.

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

We maintain a secured credit facility with Fannie Mae that matures in 2008. As of September 30, 2007, we do not have a balance outstanding under this facility. Borrowings under the secured facility are limited by the value of the properties we have pledged as security. Currently we can borrow up to $140,000,000 and subject to the terms of the facility, we have the option to increase borrowings to $250,000,000. Drawings under the facility are available to fund our investment activities and for general corporate purposes.

We had a total of $1,540,000,000 principal amount in unsecured senior notes at September 30, 2007, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
March 2009	50,000,000	3.580%
September 2009	150,000,000	5.750%
May 2010	150,000,000	4.875%
January 2011	250,000,000	7.450%
February 2013	130,000,000	7.125%
March 2014	50,000,000	4.700%
March 2017	300,000,000	5.500%
August 2026	460,000,000	4.125%

Total / Weighted Average Interest Rate	$1,540,000,000	5.42%

In addition, at September 30, 2007, we had mortgage indebtedness with a total principal amount outstanding totaling $174,779,000 at an average interest rate of 6.14%, and remaining terms of from less than one year to six years.

As of September 30, 2007, we had total outstanding debt balances of approximately $1,927,000,000 and total outstanding consolidated shareholders’ equity and minority interests of approximately $944,000,000, representing a debt to total book capitalization ratio of 67%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants during the three and nine months ended September 30, 2007 and 2006.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2007, such as scheduled debt repayments, construction funding and property acquisitions. At September 30, 2007, we had an estimated cost of approximately $215,500,000 to complete existing construction in progress, with funding estimated from 2007 through 2010. Scheduled debt repayments through December 31, 2007 total approximately $697,000.

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

On April 26, 2007, our Board of Directors authorized us to purchase an aggregate of up to $100,000,000 in shares of our common stock. See Part II; Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.” As of November 1, 2007, we have not purchased any shares under this authorization.

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

In accordance with SFAS 144, our investments in real estate are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of values are based on several subjective factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to the estimated fair value is warranted.

In the normal course of business, we will receive offers for sale of our properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. We classify real estate as “held for sale” when all criteria under SFAS 144 have been met.

SFAS 144 also requires that the assets and liabilities and the results of operations of any communities that have been sold, or otherwise qualify as held for sale, be presented as discontinued operations in our consolidated financial statements in all periods presented. The community specific real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method. This method requires the recognition of compensation cost for all share based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the nine months ended September 30, 2007 and 2006 includes all awards outstanding that are vesting during the period.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to five years. The Company uses the Black-Scholes model to estimate the value of stock options granted.

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

Based on the provisions of Interpretation No.46, we have concluded that under certain circumstances when we (i) enter into option agreements for the purchase of land from an entity and pay a non-refundable deposit or (ii) enter into an arrangement with a financial partner for the formation of joint ventures which engage in multifamily real estate projects, a VIE may be created under condition (ii) in the previous paragraph. For each VIE created, we compute expected losses and residual returns based on the probability of future cash flows. If we are determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE will be consolidated with our financial statements.

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

(Dollar amounts in millions)

Property Name	Location	Proposed Number of Units	Costs Incurred to Date - September 30, 2007 [1]	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date[2]
Construction in Progress
The Stuart at Sierra Madre Villa	Pasadena, CA	188	$60.9	$61.8	$0.9	4Q/2007
Renaissance at Uptown Orange	Orange, CA	460	112.4	114.7	2.3	4Q/2007
Avenue 64	Emeryville, CA	224	65.5	67.9	2.4	4Q/2007
5600 Wilshire	Los Angeles, CA	284	79.7	134.2	54.5	1Q/2009
Park Viridian	Anaheim, CA	320	37.6	89.0	51.4	3Q/2009
Taylor 28 Apartments	Seattle, WA	197	17.0	59.8	42.8	2Q/2009
Belcarra Apartments	Bellevue, WA	296	22.5	83.7	61.2	1Q/2010

Total Construction in Progress		1,969	$395.6	$611.1	$215.5

Property Name	Location	Proposed Number of Units	Costs Incurred to Date	Estimated Total Cost	Estimated Construction Start
Land under development[3]
Crossings	Santa Clara, CA	277	$15.9	$86.5	1H/2008
Wilshire La Brea	Los Angeles, CA	645	73.3	320.3	2H/2008
Pleasanton	Pleasanton, CA	240	11.3	72.1	2H/2009
Stadium Park II	Anaheim, CA	TBD	20.6	TBD	TBD

Total Land Under Development		1,162	$121.1	$478.9

(1)

Reflects all recorded costs incurred as of September 30, 2007, recorded on our consolidated balance sheet as “Direct investments in real estate-construction in progress.” Included in this amount is $59.4 million for the 297 completed units on Renaissance at Uptown Orange, $12.1 million of costs for the 68 completed units on The Stuart at Sierra Madre and $16.6 million of costs for the 79 completed units on Avenue 64 which are reflected on our consolidated balance sheet as “Direct investments in real estate-investments in rental properties.”

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

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our 2007 annual dividend on our common shares was increased to $2.15 per share, from $2.05 per share in 2006. Total dividends paid to common shareholders for the nine months ended September 30, 2007 and 2006 were $82,258,000 and $78,812,000, respectively. In addition, we paid $13,169,000 and $13,404,000 in aggregate dividends on our 8.50% Series A, 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock during the nine months ended September 30, 2007 and 2006, respectively.

Total distributions to minority members of our consolidated subsidiaries were $1,629,000 and $2,615,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

As of September 30, 2007, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of September 30, 2007, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, which management anticipates would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2007, an aggregate of 113,737 limited partnership units in BRE Properties Investors LLC were exchanged for shares of BRE common stock with a one-to-one exchange ratio. The exchange of limited partnership units for shares of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

On April 26, 2007, our Board of Directors authorized an increase in the aggregate value of shares of our common stock that we may repurchase from $60,000,000 to up to $100,000,000. The timing of repurchase activity is dependent upon the market price of our shares of common stock and other market conditions and factors. No shares were repurchased during the three months ended September 30, 2007.

ITEM 3.	Defaults Upon Senior Securities.

None

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits.

10.1	Amended and Restated Credit Agreement by and among BRE Properties, Inc., as borrower, the lenders party thereto and each of Wachovia Capital Markets, LLC and RBS Securities Corporation, as joint lead arrangers and joint book managers, Wachovia Bank, National Association, as administrative agent, The Royal Bank of Scotland, plc, as syndication agent, and Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank Securities, Inc., as co-documentation agents, entered into as of September 18, 2007 (previously filed on September 20, 2007 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.2	BRE Properties, Inc. Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan (As amended and restated as of August 7, 2007)

11	Statement Re: Computation of Per Share Earnings

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.

(Registrant)

Date: November 2, 2007	/s/ Edward F. Lange, Jr.
Edward F. Lange, Jr. Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibits.

10.1	Amended and Restated Credit Agreement by and among BRE Properties, Inc., as borrower, the lenders party thereto and each of Wachovia Capital Markets, LLC and RBS Securities Corporation, as joint lead arrangers and joint book managers, Wachovia Bank, National Association, as administrative agent, The Royal Bank of Scotland, plc, as syndication agent, and Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank Securities, Inc., as co-documentation agents, entered into as of September 18, 2007 (previously filed on September 20, 2007 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.2	BRE Properties, Inc. Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan (As amended and restated as of August 7, 2007)

11	Statement Re: Computation of Per Share Earnings

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.