Form 10-K
period 2007-12-31
BRE PROPERTIES INC /MD/
filed 2008-02-15
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(415) 445-6530

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value 6.75% Series C Preferred Stock 6.75% Series D Preferred Stock	New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes    ☒ No

At June 30, 2007, the aggregate market value of the registrant’s shares of Common Stock par value, $.01 per share, held by non-affiliates of the registrant was approximately $3,008,000,000. At January 31, 2008 50,981,496 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders of BRE Properties, Inc. to be filed within 120 days of December 31, 2007 are incorporated by reference in Part III of this report.

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

References in this Annual Report on Form 10-K to “BRE,” “Company,” “we” or “us” refer to BRE Properties, Inc., a Maryland corporation.

Corporate Profile

We are a self-administered equity real estate investment trust, or REIT, focused on the development, acquisition and management of multifamily apartment communities in six targeted metropolitan markets of the Western United States. At December 31, 2007, our multifamily portfolio had real estate assets with a net book value of approximately $2.9 billion, which included: 77 wholly or majority owned stabilized multifamily communities, aggregating 21,808 units in California, Washington and Arizona; thirteen stabilized multifamily communities owned through joint venture agreements, comprised of 4,080 apartment units; and ten apartment communities in various stages of construction and development totaling 3,125 units. We have been a publicly traded company since our founding in 1970 and have paid 149 consecutive quarterly dividends to our shareholders since inception.

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

Events During 2007

In January of 2007, we acquired a 3.5-acre land site in Los Angeles for approximately $66,500,000. The site represents 645 units of future development, and an estimated total investment of $320,300,000 upon completion. Due to the terms of a pre-existing purchase option contract, the asset was consolidated in accordance with GAAP on our December 31, 2006 balance sheet.

On March 13, 2007, we completed an offering of $300,000,000 of 10-year senior unsecured notes. The notes will mature on March 15, 2017 and bear interest at a fixed coupon rate of 5.5%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $297,000,000 and were used for general corporate purposes.

On July 11, 2007, we contributed one community with a total value of $52,000,000 and 432 units located in Phoenix, Arizona, classified as held for sale at June 30, 2007, to a newly formed joint venture in exchange for 15% equity interest in the joint venture and approximately $44,000,000 in cash. The joint venture investment is reported as equity interests in investments in rental properties on the consolidated balance sheet. Our net carrying value of the investment in the joint venture is equal to 15% of the total carrying value of the net asset at the time of the contribution, which totaled approximately $20,500,000. In connection with the contribution, we recognized a gain of $26,600,000.

During 2007, we purchased a 15% equity interest in three newly formed joint ventures for approximately $19,500,000. The joint venture partner contributed approximately $110,535,000 for an 85% interest in the joint ventures. The properties have a total of 976 units and are located in Colorado, with a total value of $130,035,000.

On September 14, 2007, we redeemed all 3,000,000 shares of 8.08% Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.42644 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends to the redemption date. The initial issuance costs totaling $2,768,000 associated with the Series B Cumulative Redeemable Preferred Stock was included in net income available to common shareholders during the third quarter of 2007.

On September 18, 2007, we amended and restated our credit agreement with a group of 18 lenders, increasing the size of the revolving credit facility from $600,000,000 to $750,000,000 and extending the maturity date from January 18, 2010 to September 18, 2012. The new amended and restated facility has a five-year term. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, we pay a 0.15% annual facility fee on the capacity of the facility. Borrowings under our revolving unsecured line of credit totaled $205,000,000 at December 31, 2007, compared to $115,000,000 at December 31, 2006. Borrowings under the credit facility are used to fund acquisition and development activities as well as for general corporate purposes. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

During 2007, we sold three communities totaling 441 units: Hazel Ranch, with 208 units located in Sacramento, California; Shaliko, with 152 units located in Sacramento, California; and Brentwood Townhomes with 81 units, located in Seattle, Washington. The three communities were sold for an aggregate sales price of approximately $56,400,000, resulting in a net gain on sale of approximately $29,400,000.

We continue to expand our development activities. As of December 31, 2007, we owned seven sites that were under construction and three parcels of land that are going through the entitlement process. The aggregate investment on the ten sites is expected to total approximately $1.1 billion. Estimated completion dates for the seven sites that are under construction range from first quarter 2008 to first quarter 2010.

Events During 2006

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

During 2006, we completed three development communities: The Heights, with 208 units in Chino Hills, California; Bridgeport Coast with 188 units in Santa Clarita, California; Galleria at Towngate with 268 units in Moreno Valley, California. The aggregate investment in the three communities totals $121,000,000. We continued to expand our development activities. As of December 31, 2006, we owned five sites that were under construction and four parcels of land that are going through the entitlement process.

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

On May 19, 2005, we completed an offering of $150,000,000 of five year senior unsecured notes. The notes will mature on May 15, 2010 and bear interest at a fixed coupon rate of 4.875%. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $148,087,000 and were used for general corporate purposes.

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

Employees

As of December 31, 2007, we had 814 employees. No employee is covered by collective bargaining agreements.

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

Additionally, see Part II, Item 8 and Part IV, Item 15 of this report for our consolidated financial statements.

Executive Officers

The following persons were executive officers of BRE as of February 15, 2008:

Name	Age at February 15, 2008	Position(s)
Constance B. Moore	52	President, Chief Executive Officer and Director
Edward F. Lange, Jr.	48	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Bradley P. Griggs	50	Executive Vice President, Development
Deirdre A. Kuring	46	Executive Vice President, Property Operations

Ms. Moore has served as President and Chief Executive Officer since January 1, 2005. Prior to serving as the Company’s Chief Executive Officer, she served as our Chief Operating Officer from July of 2002 through December 31, 2004. Ms. Moore held several executive positions with Security Capital Group & Affiliates, an international real estate operating and investment management company, from 1993 to July 2002, including Co-Chairman and Chief Operating Officer of Archstone Communities Trust, a Colorado-based multifamily real estate investment trust. Ms. Moore holds a Master of Business Administration Degree from the University of California, Berkeley and a Bachelor’s Degree in Business Administration from San Jose State University.

Mr. Lange was promoted to Chief Operating Officer on January 29, 2007. Mr. Lange will continue to serve as Chief Financial Officer, a position he has held since July 2000, until a successor is named. Prior to joining BRE, Mr. Lange served as Executive Vice President and Chief Financial Officer at Health Care REIT, Inc., an Ohio-based senior housing real estate investment trust, from 1996 to June 2000. Prior to joining Health Care REIT, Inc. Mr. Lange was a Senior Vice President of Finance and a member of the executive management team of the Mediplex Group, Inc. and affiliated companies from 1992 to 1996. Mr. Lange holds a Master of Business Administration Degree from the University of Connecticut and a Bachelor’s Degree in Urban Planning from the University of Massachusetts.

Mr. Griggs has served as an Executive Vice President since December 2000. Prior to joining BRE, Mr. Griggs served as a Senior Vice President of Development for Homestead Village, Inc., an operator of extended stay lodging properties and a subsidiary of Security Capital Group, Inc. from 1995 to December 2000. Mr. Griggs holds a Bachelor’s Degree in Architecture from the California Polytechnic State University, in San Luis Obispo, California and is a registered California Architect.

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

We carry comprehensive liability, fire, mold, extended coverage and rental loss insurance with respect to our properties with certain policy specifications, limits and deductibles. While as of December 31, 2007, we carried flood and earthquake insurance for our properties with an aggregate annual limit of $80,000,000, subject to substantial deductibles, we cannot assure that this coverage will be available on acceptable terms or at an acceptable cost, or at all, in the future, or if obtained, that the limits of those policies will cover the full cost of repair or replacement of covered properties. In addition, there may be certain extraordinary losses (such as those resulting from civil unrest or terrorist acts) that are not generally insured (or fully insured against) or underinsured losses (such as those resulting from claims in connection with the occurrence of mold, asbestos, and lead) because they are either uninsurable or not economically insurable. Should an uninsured or underinsured loss occur to a property, we could be required to use our own funds for restoration or lose all or part of our investment in, and anticipated revenues from, the property and would continue to be obligated on any mortgage indebtedness on the property. Any such loss could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

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

The operations of BRE Property Investors LLC are limited.

Eight of our properties are held by BRE Property Investors LLC, which is referred to in this Annual Report on Form 10-K as the operating company. We are the sole managing member of the operating company and, as of December 31, 2007, held approximately a 93% equity interest in it. Third parties as non-managing members hold the remaining equity interests in the operating company.

Under the terms of the limited liability company agreement governing the operations of the operating company, the operating company is required to maintain certain debt service coverage, debt-to-asset and other financial ratios intended to protect the members' rights to receive distributions. In addition, with respect to the outstanding debt for one property, the operating company is restricted from repaying its debt or taking certain other specified actions that could have adverse tax consequences for the members. Further, we, as the managing member, are restricted from taking certain other specified actions—either absolutely or without the consent of a majority in interest of the non-managing members (or of the non-managing members affected thereby)—including, but not limited to, any actions:

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

Further, under the terms of the operating company’s limited liability company agreement, the operating company must obtain the consent of a majority in interest of the non-managing members in order to dissolve the operating company other than in certain limited circumstances specified in the operating company’s limited liability company agreement, such as a sale of all or substantially all of our assets, or any merger, consolidation or other combination by us with or into another person, or reclassification, recapitalization or change of our outstanding equity interests.

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

At December 31, 2007, we had outstanding borrowings of approximately $1.9 billion. Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, and total debt to capital, among others. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on us and our ability to make distributions to our shareholders and to pay amounts due on our debt.

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

Potential Liability Under Environmental Laws

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances in, on, around or under such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of, or failure to remediate properly, hazardous or toxic substances may adversely affect the owner's or operator's ability to sell or rent the affected property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous or toxic substances at a disposal or treatment facility, whether or not the facility is owned or operated by the person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. Federal and state laws also regulate the operation and subsequent removal of certain underground storage tanks. In connection with the current or former ownership (direct or indirect), operation, management, development and/or control of real properties, we may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines, and claims for injuries to persons and property.

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

Multifamily Property Data

Our multifamily properties represent 99% of our real estate portfolio and 99% of our total revenue.

Multifamily Properties	2007	2006	2005	2004	2003
Percentage of total portfolio at cost, as of December 31	99%	99%	99%	100%	100%
Percentage of total revenues, for the year ended December 31	99%	99%	99%	99%	99%

No single multifamily property accounted for more than 10% of revenues in any of the five years ended December 31, 2007.

This table summarizes information about our 2007 operating multifamily properties:

Market	Number of Communities	Units	Percentage of Revenue[1]	Percentage of NOI[1]	Occupancy[2]	Market Rent[3]
San Diego	13	3,958	20%	20%	94%	$1,523
San Francisco Bay Area	10	3,488	18%	18%	95%	$1,605
Inland Empire	13	3,553	14%	14%	91%	$1,307
Seattle	13	3,491	14%	14%	94%	$1,229
Orange County	8	2,545	13%	13%	94%	$1,563
Los Angeles	10	2,075	12%	12%	95%	$1,766
Sacramento	8	1,796	6%	6%	94%	$1,125
Phoenix	2	902	3%	3%	93%	$1,006

Total/Weighted Average	77	21,808	100%	100%	94%	$1,424

The following table discloses certain operating data about our consolidated multifamily units:

	December 31,
	2007	2006	2005	2004	2003
Total number of units	21,808	22,680	23,954	24,198	22,981
Portfolio occupancy[4]	94%	94%	94%	94%	94%
Average monthly rent per unit	$1,424	$1,363	$1,191	$1,133	$1,078
Total number of properties	77	81	85	85	80

[1]

Represents the aggregate revenue and net operating income (NOI) from properties in each market divided by the total revenue and net operating income of multifamily properties for the year ended December 31, 2007. Excludes NOI from properties sold in 2007.

[2]	Represents average physical occupancy for all stabilized properties for the twelve months ended December 31, 2007. The total is a weighted average by units for all communities shown.
[3]	Represents average prevailing market rent per unit for the twelve months ended December 31, 2007. The total is a weighted average by units for all communities shown.
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

	December 31,
	2007	2006	2005	2004	2003
Number of same-store units	19,233	19,104	18,286	19,012	18,656
Same-store units % of total units	89%	84%	76%	79%	81%
Same-store revenue increase (decrease)	5.0%	6.2%	4.2%	0.3%	(3.7%)
Same-store expense increase	1.5%	7.0%	2.1%	2.9%	2.1%
Same-store NOI increase (decrease)	6.5%	5.9%	5.2%	(0.8%)	(6.0%)

Our business focus is the ownership, development and operation of multifamily communities; we evaluate performance and allocate resources primarily based on the net operating income (“NOI”) of an individual multifamily community. We define NOI as the excess of all revenue generated by the community (primarily rental revenue) less direct real estate expenses. Accordingly, NOI does not take into account community-specific costs such as depreciation, capitalized expenditures and interest expense. NOI, including NOI from discontinued operations, totaled approximately $255,000,000, $259,000,000, and $229,000,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

A reconciliation of net income available to common shareholders to NOI for the three years ended December 31 is as follows:

	Years ended December 31
	2007	2006	2005
	(amounts in thousands)
Net income available to common shareholders	$109,191	$102,322	$63,075
Interest expense	82,752	80,199	76,553
Provision for depreciation, including discontinued operations	79,949	74,834	74,276
Minority interests in income from consolidated subsidiaries	2,279	3,422	3,535
Gain on sales of investments and rental properties	(55,957)	(38,302)	(26,897)
General and administrative expense	18,241	17,881	17,816
Dividends attributable to preferred stock	16,122	17,873	17,873
Other expenses	—	1,138	2,670
Redemption related preferred stock issuance cost	2,768	—	—

Net operating income	$255,345	$259,367	$228,901

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

Development Properties

The following table provides data on our ten multifamily properties that were under various stages of development and construction at December 31, 2007. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot assure that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed units shown in the table below.

(Dollar amounts in millions) Property Name	Location	Proposed Number of Units	Costs Incurred to Date— December 31, 2007[1]	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date[2]
Construction in Progress
The Stuart at Sierra Madre Villa	Pasadena, CA	188	$62.1	$62.2	$0.1	1Q/2008
Renaissance at Uptown Orange	Orange, CA	460	114.6	114.7	0.1	1Q/2008
Avenue 64	Emeryville, CA	224	67.7	68.0	0.3	1Q/2008
5600 Wilshire	Los Angeles, CA	284	91.3	134.2	42.9	1Q/2009
Park Viridian	Anaheim, CA	320	43.3	89.2	45.9	4Q/2009
Taylor 28 Apartments	Seattle, WA	197	20.8	59.8	39.0	2Q/2009
Belcarra Apartments	Bellevue, WA	296	27.4	83.7	56.3	1Q/2010

Total Construction in Progress		1,969	$427.2	$611.8	$184.6

Property Name	Location	Proposed Number of Units	Costs Incurred to Date— December 31, 2007	Estimated Total Cost	Estimated Construction Start
Land Owned[3]
Crossings	Santa Clara, CA	271	17.4	86.5	1H/2008
Wilshire La Brea	Los Angeles, CA	645	75.2	320.3	1H/2009
Pleasanton	Pleasanton, CA	240	11.5	72.1	2H/2009
Stadium Park II	Anaheim, CA	TBD	21.3	TBD	TBD

Total Land Owned		1,156	$125.4	$478.9

[1]

Reflects all recorded costs incurred as of December 31, 2007, recorded on our consolidated balance sheets as “direct investments in real estate-construction in progress. “ Included in this amount is $66.4 million of costs for the 332 completed units on Renaissance at Uptown Orange, $28.1 million of costs for the 118 completed units on The Stuart at Sierra Madre and $34.8 million of costs for the 158 completed units on Avenue 64 which are reflected on our Consolidated Balance Sheet as “direct investments in real estate-investments in rental properties.”

[2]

“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.

[3]

Land owned represents projects in various stages of pre-development, development, and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our consolidated balance sheet.

Insurance, Property Taxes and Income Tax Basis

We carry comprehensive liability, fire, pollution, extended coverage and rental loss insurance on our properties with certain policy specifications, limits and deductibles. In addition, at December 31, 2007, we carried flood and earthquake coverage with an annual aggregate limit of $80,000,000 (after policy deductibles ranging from 2%-5% of damages). Management believes the properties are adequately covered by such insurance.

Property taxes on portfolio properties are assessed on asset values based on the valuation method and tax rate used by the respective jurisdictions. The gross carrying value of our direct investments in operating rental properties was $2,823,279,000 as of December 31, 2007. On the same date our assets had an underlying federal income tax basis of approximately $2,640,790,000, reflecting, among other factors, the carryover of basis on tax-deferred exchanges.

Headquarters

We lease our corporate headquarters at 525 Market Street, 4th Floor, San Francisco, California, 94105-2712, from Knickerbocker Properties, Inc., a Delaware corporation. The lease covers 28,339 rentable square feet at annual per square foot rents, which were $22.00 as of December 31, 2007. The lease term ends on February 1, 2016. We also maintain regional offices in: Seattle, Washington; Irvine and San Diego, California; Phoenix, Arizona; and Denver, Colorado.

Item 3.	LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the ordinary course of business. As of December 31, 2007, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, which management anticipates would have a material adverse effect upon our consolidated financial condition and results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “BRE”. As of January 31, 2008, there were approximately 3,801 recordholders of BRE’s common stock and the last reported sales price on the NYSE was $43.45. The number of holders does not include shares held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder. As of January 31, 2008, there were approximately 15,300 beneficial holders of BRE’s common stock.

This table shows the high and low sales prices of our common stock reported on the NYSE Composite Tape and the dividends we paid for each common share:

	Years ended December 31,
	2007			2006
	Stock Price		Dividends Paid	Stock Price		Dividends Paid
	High	Low		High	Low
First Quarter	$71.77	$61.10	$0.5375	$56.68	$45.50	$0.5125
Second Quarter	$64.84	$56.80	$0.5375	$56.70	$49.50	$0.5125
Third Quarter	$59.72	$50.33	$0.5375	$60.20	$54.82	$0.5125
Fourth Quarter	$59.83	$39.97	$0.5375	$66.30	$59.18	$0.5125

Since 1970, when BRE was founded, we have made regular and uninterrupted quarterly distributions to shareholders. The payment of distributions by BRE is at the discretion of the Board of Directors and depends on numerous factors, including our cash flow, financial condition and capital requirements, REIT provisions of the Internal Revenue Code and other factors.

Limited partnership units in BRE Property Investors LLC exchanged for shares of BRE common stock totaled zero and 113,737 for the three months and year ended December 31, 2007, respectively.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007, for all of our equity compensation plans, including our Amended and Restated 1992 Employee Stock Plan, our 1999 Stock Incentive Plan and our Second Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Plan Category
Equity compensation plans approved by security holders	1,592,178	$32.37	504,518
Equity compensation plans not approved by security holders	—	—	—
Total	1,592,178	$32.37	504,518

COMPARATIVE STOCK PERFORMANCE

The line graph below compares the cumulative total shareholder return on BRE Common Stock for the last five years with the cumulative total return on the S&P 500 Index and the Morgan Stanley REIT Index over the same period. This comparison assumes that the value of the investment in the Common Stock and in each index was $100 on December 31, 2002 and that all dividends were reinvested (1).

BRE Properties, Inc.

	Period Ending
Index	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
BRE Properties, Inc.	100.00	113.72	144.80	171.39	254.00	164.77
S&P 500	100.00	128.68	142.69	149.70	173.34	182.86
MSCI US REIT (RMS)	100.00	136.74	179.80	201.61	274.03	227.95

(1)	Common Stock performance data is provided by SNL Securities and is calculated using the ex-dividend date.
(2)	Indicates appreciation of $100 invested on December 31, 2002 in BRE Common Stock, S&P 500, and Morgan Stanley REIT Index securities, assuming reinvestment of dividends discussed above.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

During the year ended December 31, 2007, an aggregate 113,737 limited partnership units in BRE Property Investors LLC were exchanged for shares of BRE common stock with a one to one exchange ratio. The exchange of limited partnership units for shares of our common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

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

	2007	2006	2005	2004	2003
	(Amounts in thousands, except per share data)
Operating Results
Rental and ancillary revenues	$345,163	$318,590	$287,595	$249,788	$226,248
Revenues from discontinued operations	9,478	18,024	33,710	47,405	48,535
Partnership and other income	7,920	27,972	7,960	3,190	2,344

Total revenues	$362,561	$364,586	$329,265	$300,383	$277,127

Net income available to common shareholders	$109,191	$102,322	$63,075	$61,427	$70,175
Plus:
Net gain on sales of discontinued operations	(55,957)	(38,302)	(26,897)	(19,925)	(23,147)
Depreciation from continuing operations	79,008	72,671	68,927	54,590	43,436
Depreciation from discontinued operations	941	2,163	5,349	9,622	9,916
Depreciation related to unconsolidated entities	1,285	844	836	1,013	1,094
Minority interest convertible into common shares	1,857	1,976	2,040	1,915	2,216

Funds from operations (FFO)[1]	$136,325	$141,674	$113,330	$108,642	$103,690

Other expenses[2]	$—	$1,138	$2,670	$6,807	$7,305
Redemption related preferred stock issuance cost[3]	$2,768	$—	$—	$—	$—
Net cash flows generated by operating activities	$157,896	$171,641	$125,428	$138,664	$117,820
Net cash flows used in investing activities	$(216,391)	$(97,077)	$(144,214)	$(255,413)	$(149,188)
Net cash flows generated by (used in) financing activities	$55,365	$(83,025)	$37,329	$115,644	$31,580
Dividends paid to common and preferred shareholders and distributions to minority members	$128,092	$125,994	$123,041	$112,330	$105,829
Weighted average shares outstanding—basic	50,735	50,925	50,930	50,200	47,070
Dilutive effect of stock based awards	1,045	1,225	860	625	375

Weighted average shares outstanding—diluted (EPS)	51,780	52,150	51,790	50,825	47,445
Plus—Operating Company Units[4]	870	975	1,020	985	1,145

Weighted average shares outstanding—diluted (FFO)	52,650	53,125	52,810	51,810	48,590
Operating company units outstanding at end of period	845	959	1,020	1,019	973
Net income per share—basic	$2.15	$2.01	$1.24	$1.22	$1.49
Net income per share—assuming dilution	$2.11	$1.96	$1.22	$1.21	$1.48
Dividends paid to common shareholders	$2.15	$2.05	$2.00	$1.95	$1.95
Balance sheet information and other data
Real estate portfolio, net of depreciation	$2,881,640	$2,752,280	$2,639,395	$2,480,417	$2,184,947
Total assets	$2,953,660	$2,823,491	$2,704,390	$2,518,941	$2,233,264
Total debt	$1,919,082	$1,668,910	$1,560,574	$1,378,566	$1,192,329
Minority interest	$30,980	$100,544	$61,675	$35,675	$38,859
Shareholders’ equity	$923,192	$976,845	$1,026,142	$1,046,647	$956,803

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

[2]

Other expenses for 2006 total $1,138,000. Other expenses represent $576,000 of prepayment charges associated with the early retirement of $150,000,000 of senior unsecured notes scheduled to mature March 2007 and the remaining $562,000 related to litigation and consulting costs incurred in connection with the construction defect litigation related to our Red Hawk Ranch Community, located in Fremont, California and various subcontractors. Other expenses for 2005 represent Red Hawk Ranch litigation and consulting costs. Other expenses for 2004 represent a CEO retirement charge of $4,100,000 and Red Hawk Ranch litigation and consulting costs totaling $2,670,0000. Other expenses for 2003 represents legal settlement charges related to the settlement of two lawsuits during the third quarter.

[3]	Represents preferred stock issuance costs related to the redemption of our 8.08% Series B Cumulative Redeemable Preferred Stock during the quarter ended September 30, 2007.

[4]	Under SFAS 128, Earnings per Share, common share equivalents deemed to be anti-dilutive are excluded from the diluted per share calculations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a self-administered equity real estate investment trust or REIT focused on the development, acquisition and management of multifamily apartment communities in six metropolitan markets of the Western United States. At December 31, 2007, our portfolio had real estate assets with a net book value of approximately $2.9 billion that included 77 wholly or majority owned completed apartment communities, aggregating 21,808 units; thirteen multifamily communities owned in joint ventures, comprised of 4,080 apartment units; and ten apartment communities in various stages of construction and development, totaling 3,125 units. We earn revenue and generate cash primarily by collecting monthly rent from our apartment residents.

Our 2007 operating results reflect continued improvement to operating fundamentals as a result of increased job growth in all of our operating markets. During the year, same-store market rents increased on average 4.3%, supporting annual same-store revenue growth of 5.0%. Additionally, portfolio-wide physical occupancy averaged more than 94% and turnover was 62%.

We continued to recycle capital with a program initiated in 2000, which was focused on concentrating our portfolio in Coastal California and Seattle, Washington. During 2007 we reduced our investment levels in Phoenix and Sacramento through the contribution of one operating community in Phoenix to a joint venture and the sale of two properties in Sacramento. The result of the recycling program is that 77% of our 2007 revenue came from the coastal supply constrained markets of Costal California (63%) and Seattle, Washington (14%).

In a year when the credit markets collapsed and fundamentals eroded for many businesses, we were able to produce double digit earnings growth. Operating fundamentals remain resilient and positive in the San Francisco Bay Area, Seattle, Los Angeles and San Diego, where physical occupancies range 94% to 95% and economic conditions support market rent growth. These operating markets represent approximately 65% of the Company’s revenue. Market rent and rental revenue growth for these markets totaled 5.7% and 6.7% in 2007, respectively.

During the second half of 2007, job losses in Orange County impacted demand fundamentals, reducing prospective resident traffic levels greater than typical seasonal patterns. Physical occupancy levels in this market remain 94% to 95%, with market rent growth at or about 4%. The Company’s operating markets in Sacramento, San Bernadino County (Inland Empire), and Phoenix were impacted by an oversupply of single-family homes that are competing with apartment communities. Physical occupancy levels in these markets range 91% to 94%, with current market conditions that will not support market rent growth.

Our 77 wholly or majority owned apartment communities can be categorized as follows to better understand our overall results:

•	19,233 units in 67 communities were completed and stabilized for all of 2007 and 2006 (“same-store” communities);

•	930 units in four communities were acquired in 2006 and as a result did not have comparable year-over-year operating results;

•	664 units in three development communities were completed and in lease up during 2007 and 2006 and as a result did not have comparable year-over-year operating results.

•	701 units in two communities that required significant rehab work.

•	280 units in one community held for sale as of December 31, 2007.

In addition to year-over-year economic operating performance, our results of operations for the three years ended December 31, 2007, were affected by income derived from acquisitions and completions of apartment communities, offset by the cost of capital associated with financing these transactions. Our book capitalization grew to $2.9 billion at December 31, 2007, from $2.5 billion at December 31, 2004, reflecting capital raised through offerings of debt.

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2007, 2006 and 2005

Revenues

Total revenues were $362,561,000 in 2007, $364,586,000 in 2006 and $329,265,000 in 2005, including revenues from discontinued operations. The increase in rental and ancillary income in 2007, 2006 and 2005 was derived from properties acquired and developed along with an increase in same store revenues. A summary of revenues for the years ended December 31, 2007, 2006 and 2005 follows:

	2007 Total	% of Total Revenues	2006 Total	% of Total Revenues	2005 Total	% of Total Revenues
Rental income	$330,810,000	91%	$304,445,000	84%	$274,962,000	84%
Ancillary income	14,353,000	4%	14,145,000	4%	12,633,000	4%
Revenues from discontinued operations	9,478,000	3%	18,024,000	5%	33,710,000	10%
Partnership income	2,133,000	1%	1,150,000	—%	4,859,000	1%
Other income	5,787,000	1%	26,822,000	7%	3,101,000	1%

Total revenue	$362,561,000	100%	$364,586,000	100%	$329,265,000	100%

Rental and Ancillary Income

As described above, a portion of the increase in rental and ancillary revenues relates to acquired and developed communities. The following table summarizes our multifamily property acquisitions, development properties completed and dispositions for the years ended December 31, 2007, 2006 and 2005 (dollar amounts are gross acquisition costs in the case of acquisitions, total delivered cost in the case of development communities completed and gross sales prices in the case of property dispositions). During the second half of 2007, we commenced the delivery of units and leaseup of three development communities. Final certificates of occupancy for Avenue 64 in Emeryville, CA, Renaissance at Uptown Orange in Orange, CA and The Stuart at Sierra Madre in Pasadena, CA are expected during the first quarter of 2008.

	2007		2006		2005
	# of units	$	# of units	$	# of units	$
Multifamily
Property acquisitions	—	—	246	53,000,000	684	128,400,000
Development properties completed	—	—	664	120,600,000	—	—
Property dispositions	873	100,400,000	2,184	235,000,000	928	89,200,000

The property acquisitions and development properties completed, noted above, are considered “Non same-store communities” and increased rental and ancillary revenues by $12,158,000 and $15,626,000 for the years ended December 31, 2007 and 2006, respectively. In 2007, on a “same-store” basis, rental and ancillary revenues increased $14,415,000, or 5.0%, primarily due to positive market rent trends. Monthly market rents in the “same-store” portfolio grew to $1,417 per unit from $1,364, or 4.3%, per unit in 2007. In 2006, on a “same-store” basis, rental and ancillary revenues increased $15,369,000, or 6.2%, primarily due to positive market rent trends.

	2007 Increase	2006 Increase
Same-store Communities	$14,415,000	$15,369,000
Non Same-store Communities	12,158,000	15,626,000

Total increase in rental and ancillary revenues from continuing operations	$26,573,000	$30,995,000

	2007	2006	2005
Number of wholly or majority owned operating properties at December 31,	77	81	85
Average portfolio occupancy rates for operating properties	94%	94%	94%

Portfolio occupancy is calculated by dividing the total occupied units by the total units in stabilized communities in the portfolio.

Other income

Other income totaled $5,787,000, $26,822,000 and $3,101,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The 2007 total includes: 1) $1,900,000 in litigation settlement proceeds related to Pinnacle Galleria, 2) $1,400,000 in management fees and 3) interest income of $1,900,000. The 2006 total includes: 1) Red Hawk Ranch construction defect suit settlement proceeds of $19,500,000, 2) gains on the sales of land parcels totaling approximately $3,500,000, and 3) interest income totaling $2,255,000. Other income for the 2005 includes $1,025,000 in bankruptcy proceeds from a former subsidiary and interest income of $690,000.

Partnership income

Partnership income totaled $2,133,000, $1,150,000 and $4,859,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The totals for each year include our share of income from two joint ventures we formed in 2001. The 2007 and 2006 results also include our share of income from the seven joint ventures formed in Denver and Phoenix in April of 2006. The 2007 results include our share of income from four additional joint ventures formed in Denver and Phoenix in 2007. The 2005 results include activity from a venture formed in 2000 and sold in December of 2005. The gain on sale of our partnership interest totaled $4,575,000 and is included in the 2005 total.

Expenses

Real estate expenses

A summary of real estate expenses, excluding discontinued operations, follows:

	2007	2006	2005
Real estate expenses	$103,584,000	$98,207,000	$88,141,000
Real estate expenses as a percent of rental and ancillary income from continuing operations	30%	31%	31%
“Same-store” expense % change	1.5%	7.0%	2.1%

Real estate expenses for multifamily rental properties (which include repairs and maintenance, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) increased $5,377,000, or 5.5%, for the year ended December 31, 2007, as compared to the prior year. Same store expenses increased $1,327,000, or 1.5%, $5,557,000, or 7.0%, and $1,560,000, or 2.1%, in 2007, 2006 and 2005, respectively. The 2006 expense growth was greater than historical levels as we experienced significant increases in resident turnover costs, payroll and property insurance. Resident turnover costs are primarily comprised of flooring, carpet and appliance replacements, paint and labor charges. Real estate expenses shown in the table above exclude real estate expense from discontinued operations which totaled $3,632,000, $7,012,000 and $12,223,000 for 2007, 2006 and 2005, respectively.

Provision for depreciation

The provision for depreciation totaled $79,008,000, an increase of $6,337,000, or 9%, for the year ended December 31, 2007 compared to 2006, and increased $3,744,000, or 5%, for the year ended December 31, 2006 compared to 2005. The increases in 2007 and 2006 resulted primarily from higher depreciable bases on new property acquisitions and development properties completed.

Interest expense

During the past three years, our interest expense has increased due to higher average debt balances to support our acquisition and development activities and a rising floating interest rate environment in 2007 and 2006. On March 13, 2007, we completed an offering of $300,000,000 of 10-year senior unsecured notes with a fixed coupon of 5.50%. In addition, we issued $460,000,000 of convertible unsecured notes with a coupon of 4.125% in August of 2006, redeemed $150,000,000 of unsecured notes with a coupon of 5.95% in September of 2006 and issued $150,000,000 of unsecured notes with a coupon of 4.875% in May of 2005. Capitalized interest has increased each year as our average development advances outstanding totaled $424,900,000, $279,992,000 and $205,454,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Interest expense for the years ended December 31, 2007, 2006 and 2005 follows:

	2007	2006	2005
Interest on unsecured senior notes	$84,101,000	$67,148,000	$60,356,000
Interest on mortgage loans payable	11,137,000	12,463,000	12,647,000
Interest on lines of credit	11,611,000	16,382,000	14,893,000

Total interest incurred	$106,849,000	$95,993,000	$87,896,000
Capitalized interest	(24,097,000)	(15,794,000)	(11,343,000)

Total interest expense	$82,752,000	$80,199,000	$76,553,000

Year-end debt balances at December 31, 2007, 2006 and 2005 follow:

	2007	2006	2005
Unsecured senior notes	$1,540,000,000	$1,290,000,000	$980,000,000
Mortgage loans payable	174,082,000	188,910,000	204,574,000
Lines of credit	205,000,000	190,000,000	376,000,000

Total debt	$1,919,082,000	$1,668,910,000	$1,560,574,000

Weighted average interest rate for all debt at end of period	5.7%	5.8%	6.0%

General and administrative expenses

General and administrative expenses for the three years ended December 31, 2007 were as follows:

	2007	2006	2005
General and administrative expenses	$18,241,000	$17,881,000	$17,816,000
Annual increase as a percentage	2.0%	0.3%	40.8%
As a percentage of rental and ancillary revenues (including revenues from discontinued operations)	5.1%	5.3%	5.4%

The 40.8% expense increase in 2005 is primarily due to changes in the long term incentive compensation plan for executive officers, increased professional fees and additional staffing expense. Stock based compensation expense included in general and administrative expense totaled $3,868,000, $3,865,000 and $2,704,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Office rent totaling $1,032,000, $986,000 and $1,504,000 for the years ended December 31, 2007, 2006 and 2005, respectively, is included in general and administrative expense.

Other expenses

Other expenses totaled zero, $1,138,000 and $2,670,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Other expenses in 2006 represent $576,000 of prepayment charges associated with the early retirement of the $150,000,000 of senior unsecured notes scheduled to mature March 2007 and $562,000 related to litigation and consulting costs incurred in connection with the construction defect litigation related to our Red Hawk Ranch Community, located in Fremont, California and various subcontractors. Other expenses totaled $2,670,000 in 2005, representing the litigation and consulting costs incurred in connection with the construction defect litigation we pursued against the builder of our Red Hawk Ranch Community.

Minority interests in income

Minority interests in income relate to the earnings attributable to the minority members of our consolidated subsidiaries and were $2,279,000 for the year ended December 31, 2007, down from $3,422,000 and $3,535,000 for the year ended December 31, 2006 and 2005, respectively. Minority interests in income, primarily decreased in 2007 as a result of the consolidation of a variable interest entity under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” in 2006. The purchase of the property was completed in November of 2006. Conversions of operating company units to common shares totaled 113,737, 60,575 and zero for the years ended December 31, 2007, 2006 and 2005, respectively.

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

On July 11, 2007, we contributed one community with a total value of $52,000,000 and 432 units located in Phoenix, Arizona, classified as held for sale at June 30, 2007, to a newly formed joint venture in exchange for 15% equity interest in the joint venture and approximately $44,000,000 in cash. The joint venture investment is reported as equity interests in investments in rental properties on the consolidated balance sheet. Our net carrying value of the investment in the joint venture is equal to 15% of the total carrying value of the net asset contributed, at the time of the contribution, which totaled approximately $20,500,000. In connection with the contribution, the Company recognized a gain of $26,600,000.

During 2007, we sold three communities totaling 441 units: Hazel Ranch, with 208 units located in Sacramento, California; Shaliko, with 152 units located in Sacramento, California; and Brentwood Townhomes with 81 units, located in Seattle, Washington. The three communities were sold for an aggregate sales price of approximately $56,400,000, resulting in a net gain on sale of approximately $29,400,000.

On April 27, 2006, we contributed the seven communities, classified as held for sale at March 31, 2006, to seven newly formed joint ventures in exchange for a 15% equity interest in each joint venture and approximately $200,000,000 in cash from the joint ventures. Under the terms of the agreements, we contributed seven properties with 2,184 units located in Denver, Colorado and Phoenix, Arizona, with a total value of $235,000,000. The joint venture partner contributed approximately $200,000,000 to obtain an 85% equity interest in each of the ventures. The Company accounts for its investments in these joint ventures under the equity method of accounting. These seven joint venture investments are reported as equity interests in investments in rental properties on the consolidated balance sheet. The carrying value of the net assets, at the time of contribution totaled approximately $189,000,000. The net carrying value of our investment in the seven joint ventures is equal to 15% of the net contributed value. We recorded a gain on the sale of the assets totaling $38,302,000. During 2006, the seven communities contributed $3,961,000 in net income prior to the April 27, 2006 sale.

During 2005, we sold the three operating communities, which we held for sale at December 31, 2004, with a total of 928 units. The communities were sold for an aggregate gross sales price of approximately $89,200,000, resulting in a net gain on sale of approximately $26,897,000.

The net gain on sale and the combined results of operations for these fifteen properties for each year presented are included in discontinued operations on the consolidated statements of income. These amounts totaled $60,862,000, $47,151,000 and $43,035,000 for the twelve months ended December 31, 2007, 2006 and 2005, respectively. There was one operating property held for sale at December 31, 2007.

Dividends attributable to preferred stock

Dividends attributable to preferred stock represent the dividends on our 8.08% Series B preferred stock, on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. Dividend payments totaled $16,122,000, $17,873,000 and $17,873,000 for the years 2007, 2006 and 2005, respectively. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference. Dividends for the Series B preferred stock for 2007 reflect the dividends earned from January 1, 2007 to the September 14, 2007 redemption date. The initial issuance costs totaling $2,768,000 associated with the Series B Cumulative Redeemable Preferred Stock was included in net income available to common shareholders during the third quarter of 2007.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the year ended December 31, 2007 was $109,191,000, or $2.11 per diluted share, as compared with $102,322,000, or $1.96 per diluted share, for the year ended December 31, 2006 and $63,075,000, or $1.22 per diluted share for the year ended December 31, 2005.

Liquidity and Capital Resources

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. Annual cash flows from operating activities exceed annual distributions to common shareholders, preferred shareholders and minority members by approximately $30,000,000, $45,500,000 and $2,500,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured credit facility provides adequate liquidity to address temporary cash shortfalls. As of December 31, 2007, there was one operating property held for sale.

On September 14, 2007, we redeemed all 3,000,000 shares of 8.08% Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.42644 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends to the redemption date. The initial issuance costs totaling $2,768,000 associated with the Series B Cumulative Preferred Stock was included in net income available to common shareholders during the third quarter of 2007.

On March 13, 2007, we completed an offering of $300,000,000 of 10-year senior unsecured notes. The notes will mature on March 15, 2017 and bear interest at a fixed coupon rate of 5.50%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $297,000,000.

On August 15, 2006, we completed a private offering of $460,000,000 aggregate principal amount of our 4.125% Convertible Senior Notes due 2026. Holders of the notes may convert their notes at any time on or after July 15, 2026 or under specific circumstances. The notes are convertible at an initial conversion rate of 14.0432 shares per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $71.21 per share, which represents a 27.50% premium over the last reported sales price of the Company’s common stock on August 9, 2006, which was $55.85 per share. Net proceeds from the sale of the notes were used to redeem $150,000,000 of senior unsecured indebtedness, repurchase concurrently with the closing of this offering 1,342,883 shares of our common stock at a price of $55.85 per share, for general corporate purposes and to reduce borrowings under our unsecured credit facility. In conjunction with the early retirement of the $150,000,000, a $576,000 prepayment penalty charge was incurred.

On May 19, 2005, we completed an offering of $150,000,000 of five year senior unsecured notes. The notes will mature on May 15, 2010 and bear interest at a fixed coupon rate of 4.875%. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $148,087,000.

Proceeds from these offerings have been used for general corporate purposes, including the repayment of debt, redemption of equity securities, funding for development activities and financing for acquisitions. Pending these uses, we initially used the proceeds from these offerings to reduce borrowings under our revolving unsecured credit facility.

On September 18, 2007, we amended and restated our credit agreement with a group of 18 lenders, increasing the size of the revolving credit facility from $600,000,000 to $750,000,000 and extending the maturity date from January 18, 2010 to September 18, 2012. The new amended and restated facility has a five-year term. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, we pay a 0.15% annual facility fee on the capacity of the facility. Borrowings under our revolving unsecured line of credit totaled $205,000,000 at December 31, 2007, compared to $115,000,000 at December 31, 2006. Borrowings under the credit facility are used to fund acquisition and development activities as well as for general corporate purposes. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

During the second quarter of 2005, we decreased the borrowings on our secured credit facility with Fannie Mae from $140,000,000 to $75,000,000. In August 2005, we amended the credit facility to reduce the number of multifamily communities securing the line from nine to four and relaxed certain collateral requirements. These four multifamily communities are held by a consolidated subsidiary of ours. Borrowings under the secured credit facility at December 31, 2007 totaled zero and bear interest at variable rates with maturities from one to nine months, plus a facility fee of 0.65%. Our borrowing cost, including interest, margin and fees, averaged 6.44% and 6.26% for the twelve months ended December 31, 2007 and 2006, respectively. Subject to the terms of the facility, we have the option to increase its size to $250,000,000. Borrowings under the secured facility are limited by the value of the properties we have pledged as security. Drawings under the facility are available to fund our investment activities and for general corporate purposes. The facility matures in May of 2008.

We had a total of $1,540,000,000 principal amount in unsecured senior notes outstanding at December 31, 2007, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
March 2009	50,000,000	3.580%
September 2009	150,000,000	5.750%
May 2010	150,000,000	4.875%
January 2011	250,000,000	7.450%
February 2013	130,000,000	7.125%
March 2014	50,000,000	4.700%
March 2017	300,000,000	5.500%
August 2026	460,000,000	4.125%

Total/Weighted Average Interest Rate	$1,540,000,000	5.419%

In addition, at December 31, 2007, we had mortgage indebtedness totaling $174,082,000 at an average interest rate of 6.13%, and remaining terms of from less than one to six years.

As of December 31, 2007, we had total outstanding debt balances of $1,919,082,000 and total outstanding shareholders’ equity and minority interests of $954,172,000, representing a debt to total book capitalization ratio of approximately 67%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants throughout the year ended December 31, 2007.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2007, including scheduled debt repayments, construction funding and property acquisitions. At December 31, 2007, we had an estimated cost of $184,600,000 to complete existing construction in progress, with funding estimated from 2008 through 2009.

Scheduled contractual obligations required for the next five years and thereafter are as follows:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(amounts in thousands)
Long-Term Debt Obligations	$1,919,082	$22,586	$402,611	$983,772	$510,113
Operating Lease Obligations	7,795	1,199	2,389	1,649	2,558

Total	$1,926,877	$23,785	$405,000	$985,421	$512,671

We manage joint venture investments that are recorded under the equity method of accounting with total assets of approximately $466,073,000 as of December 31, 2007. These joint ventures carry debt totaling approximately $18,272,000, none of which is guaranteed by us at December 31, 2007.

During the third quarter of 2007, we filed a new shelf registration statement with the Securities and Exchange Commission under which we may issue securities, including debt securities, common stock and preferred stock. Depending upon market conditions, we may issue securities under this or under future registration statements. Proceeds from issuances under our existing shelf registration statement may be used for general corporate purposes, including investing in additional multifamily communities, funding development activities, capital expenditures, redemption of securities, increasing our working capital and repaying indebtedness. Pending the application of the net proceeds, we may invest the proceeds in investment-grade, interest-bearing securities or temporarily reduce borrowings under our revolving unsecured line of credit.

On April 26, 2007, our Board of Directors authorized us to purchase an aggregate of up to $100,000,000 in shares of our common stock. As of February 15, 2008, we have not purchased any shares under this authorization.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our investments in real estate are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of estimated fair value is based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimated fair value is warranted. There were no assets for which an adjustment for impairment in value was made in 2007, 2006 or 2005.

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

SFAS No. 144 also requires that the results of operations of any communities that have been sold, or otherwise qualify as held for sale, be presented as discontinued operations in our consolidated financial statements in all periods presented. The community specific real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

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

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R) using the modified prospective method. This method requires the recognition of compensation cost for all share based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the year ended December 31, 2006 and 2007, include all awards outstanding that are vesting during the period. On January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148). We adopted the prospective method as provided for in SFAS No. 148, under which the provisions of SFAS No. 123 are applied prospectively to all awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based compensation included in the determination of consolidated net income for the year ended December 31, 2005, is less than that which would have been recognized if the fair value method had been applied to all option awards in prior years. Prior to 2003, we accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Option awards under BRE’s option plans vest over periods ranging from one to five years.

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

We consider consolidation as outlined in EITF 04-05, Determining Whether a General Partner, or the General Partners as a group, controls a Limited Partnership or similar entity when the Limited Partners have certain rights, which provides guidance on consolidations for Limited Partnerships and similar entities. Under EITF 04-05 the managing member of an LLC is presumed to control the LLC and must prove non-managing member(s) have certain rights that preclude the managing member from exercising unilateral control. Based on the provisions of EITF 04-05 we have reviewed our control as the General Partner of our joint venture assets and concluded that we do not have control over any of the LLCs which we manage.

After considering the potential consolidation under FIN 46 and EITF 04-05, we consider guidance under APB-18, The Equity Method of Accounting for Investments in Common Stock, and SOP 78-9, Accounting for Investments in Real Estate Ventures. We considered the provisions of both APB-18 and SOP 78-9 to conclude on the application of the equity method of accounting for our investments in joint ventures.

Impact of Inflation

Approximately 99% of our total revenues for 2007 were derived from apartment properties. Due to the short-term nature of most apartment unit leases (typically one year or less), we may seek to adjust rents to mitigate the impact of inflation upon renewal of existing leases or commencement of new leases, although we cannot assure that we will be able to adjust rents in response to inflation. In addition, market rates may also fluctuate due to short-term leases and other permitted and non-permitted lease terminations.

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. The payment of distributions by BRE is at the discretion of the Board of Directors and depends on numerous factors, including our cash flow, financial condition and capital requirements, REIT provisions of the Internal Revenue Code and other factors. Cash dividends per common share were $2.15 in 2007, $2.05 in 2006 and $2.00 in 2005. Total cash dividends paid to common shareholders for the three years ended December 31, 2007, 2006 and 2005 were $109,811,000, $104,814,000, and $101,744,000, respectively. In 2007, 2006 and 2005 $16,122,000, $17,873,000 and $17,873,000, respectively, in dividends were paid to preferred shareholders.

Distributions to minority members and operating company unit holders were $2,159,000 in 2007, $3,307,000 in 2006, and $3,424,000 in 2005.

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

The fair values of our financial instruments (including such items in the financial statement captions as cash, other assets, accounts payable and accrued expenses, and lines of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of our mortgage loans and unsecured senior notes is approximately $1,727,000,000 at December 31, 2007, as compared with a carrying value of $1,714,000,000 at that date.

We had $216,200,000 and $213,290,000 in variable rate debt outstanding at December 31, 2007 and 2006, respectively. A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $1,400,000 and $1,300,000 on our earnings and cash flows based on these period-end debt levels and our average variable interest rates for the twelve months ended December 31, 2007 and 2006, respectively. We cannot predict the effect of adverse changes in interest rates on our variable rate debt and, therefore, our exposure to market risk, nor can we assure that fixed rate, long-term debt will be available to us at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

As of December 31, 2007, the end of the quarter and fiscal year covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company on the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, using the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework management concluded that our internal control over financial reporting was effective as of December 31, 2007.

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

We have audited BRE Properties, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BRE Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, BRE Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BRE Properties, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of BRE Properties, Inc. and our report dated February 12, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

February 12, 2008

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

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Identification of Directors. The information required by this Item is incorporated herein by reference to our Proxy Statement relating to our 2008 Annual Meeting of Shareholders, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2007. A summary of the directors and their principal business for the last five years follows:

Paula Downey

Ms. Downey will become our Director effective March 1, 2008. Ms. Downey is president of AAA Northern California, Nevada and Utah (CSAA), a position she has held since 2005. She was Chief Operations Officer from 2003 through 2005 and Senior Vice President and Chief Financial Officer from 2000 to 2003. Ms. Downey serves as an officer of California State Automobile Association, California State Automobile Association Inter-Insurance Bureau, and as a director of their subsidiaries including Pacific Lighthouse Reinsurance Ltd., Western United Insurance Company, CSAA Life and Financial Services, Inc., ACA Insurance Company, ACA Member Services Company, and Ceres Reinsurance, Inc. In addition, she serves on the boards of directors of the Bay Area Council and the Golden Gate National Parks Conservancy. Ms. Downey is 52 years old.

Robert A. Fiddaman	Mr. Fiddaman has been our Director since 1998. He became Chairman of the Board of the Company during 2006. Mr. Fiddaman is self-employed and a private investor. Mr. Fiddaman served as Chairman of SSR Realty Advisors, a real estate investment and management firm, from 1996 to 1997. From 1993 to 1996, he served as President and Chief Executive Officer of Metric Realty, a real estate investment and management company. Mr. Fiddaman is 70 years old.

Roger P. Kuppinger	Mr. Kuppinger has been our Director since 1995, including service as a trustee of Real Estate Investment Trust of California, which merged with BRE in March 1996. Mr. Kuppinger will retire as our Director effective May 14, 2008. Since 1994, Mr. Kuppinger has been President of The Kuppinger Company, a private investment banking firm and financial advisor to public and private companies. Mr. Kuppinger served as Managing Director, Sutro & Co., Inc., an investment banking firm, from 1969 to 1994. He currently serves as a Director and Audit Committee Chairman of Realty Income Corporation, a California-based retail real estate investment trust. Mr. Kuppinger is 67 years old.

Irving F. Lyons, III	Mr. Lyons has been our Director since 2006. Mr. Lyons served as Vice Chairman of ProLogis, a global provider of distribution facilities and services, from 2001 through May 2006. He was Chief Investment Officer from March 1997 to December 2004, and held several other executive positions since joining ProLogis in 1993. Prior to joining ProLogis, he was a Managing Partner of King & Lyons, a San Francisco Bay Area industrial real estate development and management company, since its inception in 1979. Mr. Lyons is 58 years old.

Edward E. Mace	Mr. Mace has been our Director since 1998. Mr. Mace has served as Chairman of Mace Pacific Holding Company, LLC, A Private Investment Company, since 2006. From 2001 to 2006, he served as President, Vail Resorts Lodging Company and Rock Resorts International LLC (both subsidiaries of Vail Resorts, Inc., an owner, manager and developer of ski resorts and related lodging.) Mr. Mace served as President and Chief Executive Officer of Fairmont Hotels & Resorts-U.S./Mexico division from 2000 to 2001 and was President & Chief Executive Officer, Fairmont Hotels from 1996 to 2000. Mr. Mace is 56 years old.

Christopher J. McGurk	Mr. McGurk has been our Director since 2006. Currently, Mr. McGurk serves as CEO of Overture Films, a motion picture studio. Prior to his post at Overture Films, Mr. McGurk served as Vice Chairman and COO of Metro-Goldwyn-Mayer, Inc. (MGM), a motion picture, television, home video, and theatrical production and distribution company, from 1999 to 2005. From 1996 to 1999, Mr. McGurk served in executive capacities with Universal Pictures, a division of Universal Studios Inc., most recently as President and COO. Mr. McGurk is 51 years old.

Matthew T. Medeiros	Mr. Medeiros has been our Director since 2005. Mr. Medeiros has served as President, Chief Executive Officer and Director of SonicWALL, a global Internet security company, since March 2003. From 1998 to December 2002, he served as Chief Executive Officer of Philips Components, a division of Royal Philips Electronics, a consumer electronics company. Mr. Medeiros served as Chairman of the Board, LG.Philips LCD, a liquid crystal display joint venture, from 2001 to 2002. Mr. Medeiros is 51 years old.

Constance B. Moore	Ms. Moore has been our Director since 2002. Ms. Moore has served as President and Chief Executive Officer of the Company since January 1, 2005, and was President and Chief Operating Officer in 2004. Ms. Moore was Executive Vice President and Chief Operating Officer of BRE from July 2002 through December 2003. She held several executive positions with Security Capital Group & Affiliates, an international real estate operating and investment management company, from 1993 to 2002, including Co-Chairman and Chief Operating Officer of Archstone Communities Trust. Ms. Moore is 52 years old.

Jeanne R. Myerson	Ms. Myerson has been our Director since 2002. Ms. Myerson has served as President and Chief Executive Officer of The Swig Company, a private real estate investment firm, since 1997. She served as President and Chief Executive Officer of The Bailard, Biehl & Kaiser REIT from 1993 to 1997. Ms. Myerson is 54 years old.

Thomas E. Robinson	Mr. Robinson was appointed a Director of BRE on July 1, 2007. Currently, Mr. Robinson is a managing director of the real estate investment banking group at Stifel, Nicolaus & Company, Inc., St. Louis, MO and its prior affiliate Legg Mason. Prior to that position he served as the president and chief financial officer of Storage USA, Inc., from 1994-1997. Robinson currently serves on the Tanger Factory Outlet Centers, Inc. board of directors, is a former trustee/director of Centerpoint Properties Trust and Legg Mason Real Estate Investors, Inc., and a past member of the board of governors of the National Association of Real Estate Investment Trusts (NAREIT). Mr. Robinson is 60 years old.

(b)	Identification of Executive Officers. See “Executive Officers of the Registrant” in Part I of this report.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2007 Annual Meeting of Shareholders, under the headings “Executive Compensation and Other Information” and “Election of Directors—Governance, Board and Committee Meetings; Compensation of Directors,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2007.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2008 Annual Meeting of Shareholders, under the heading “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2007.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2008 Annual Meeting of Shareholders, under the headings “Certain Relationships and Related Transactions,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2007.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement, relating to our 2008 Annual Meeting of Shareholders, under the headings “Report of the Audit Committee” and “Fees of Ernst & Young LLP,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2007.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

1. Financial	Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006, and 2005

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

Dated February 15, 2008

BRE PROPERTIES, INC.

By:	/s/ CONSTANCE B. MOORE
Constance B. Moore President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CONSTANCE B. MOORE Constance B. Moore	President, Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2008

/s/ EDWARD F. LANGE, JR. Edward F. Lange, Jr.	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 15, 2008

/s/ ROBERT A. FIDDAMAN Robert A. Fiddaman	Director	February 15, 2008

/s/ ROGER P. KUPPINGER Roger P. Kuppinger	Director	February 15, 2008

/s/ IRVING F. LYONS, III Irving F. Lyons, III	Director	February 15, 2008

/s/ EDWARD E. MACE Edward E. Mace	Director	February 15, 2008

/s/ CHRISTOPHER J. MCGURK Christopher J. McGurk	Director	February 15, 2008

/s/ MATTHEW T. MEDEIROS Matthew T. Medeiros	Director	February 15, 2008

/s/ JEANNE R. MYERSON Jeanne R. Myerson	Director	February 15, 2008

/s/ THOMAS E. ROBINSON Thomas E. Robinson	Director	February 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

BRE Properties, Inc.

We have audited the accompanying consolidated balance sheets of BRE Properties, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRE Properties, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2007, BRE Properties, Inc. adopted the provisions of SFASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, and changed its method of accounting for uncertain tax positions. Also, effective January 1, 2006, BRE Properties, Inc. changed its method for accounting for share-based compensation to conform with SFAS No. 123-R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BRE Properties, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2008 expressed an unqualified opinion thereon.

                                           /s/ Ernst & Young LLP

San Francisco, California

February 12, 2008

BRE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 31,
	2007	2006
A S S E T S
Real estate portfolio
Direct investments in real estate:
Investments in rental properties	$2,823,279	$2,726,159
Construction in progress	297,939	242,509
Less: Accumulated depreciation	(458,474)	(401,893)

	2,662,744	2,566,775

Equity interests in and advances to real estate joint ventures:
Investments in rental properties	62,966	38,846
Real estate held for sale, net	30,548	—
Land under development	125,382	146,659

Total real estate portfolio	2,881,640	2,752,280
Cash	6,952	10,082
Other assets	65,068	61,129

Total assets	$2,953,660	$2,823,491

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Unsecured senior notes	$1,540,000	$1,290,000
Unsecured line of credit	205,000	115,000
Mortgage loans payable	174,082	188,910
Secured line of credit	—	75,000
Accounts payable and accrued expenses	80,406	77,192

Total liabilities	1,999,488	1,746,102

Minority interests	30,980	100,544

Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized at both December 31 2007 and 2006; 7,000,000 and 10,000,000 shares with $25 liquidation preference; issued and outstanding at December 31, 2007 and December 31, 2006, respectively.	70	100
Common stock, $0.01 par value; 100,000,000 shares authorized at both December 31, 2007 and 2006; 50,968,448 and 50,484,614 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively.	510	505
Additional paid-in capital	984,958	1,038,598
Accumulated net income less than cumulative dividends	(62,346)	(61,726)
Stock purchase loans to executives	—	(632)

Total shareholders’ equity	923,192	976,845

Total liabilities and shareholders’ equity	$2,953,660	$2,823,491

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Years ended December 31,
	2007	2006	2005
Revenue
Rental income	$330,810	$304,445	$274,962
Ancillary income	14,353	14,145	12,633

Total rental revenue	345,163	318,590	287,595

Expenses
Real estate	103,584	98,207	88,141
Provision for Depreciation	79,008	72,671	68,927
Interest	82,752	80,199	76,553
General and administrative	18,241	17,881	17,816
Other expenses	—	1,138	2,670

Total expenses	283,585	270,096	254,107

Other income	5,787	26,822	3,101
Income before gain on sales of investments, minority interests, partnership income and discontinued operations	67,365	75,316	36,589
Minority interests in income	(2,279)	(3,422)	(3,535)
Partnership income	2,133	1,150	4,859

Income from continuing operations	67,219	73,044	37,913
Net gain on sales of discontinued operations	55,957	38,302	26,897
Discontinued operations, net	4,905	8,849	16,138

Income from discontinued operations	60,862	47,151	43,035
Net Income	$128,081	$120,195	$80,948
Redemption related preferred stock issuance cost	2,768	—	—
Dividends attributable to preferred stock	16,122	17,873	17,873

Net income available to common shareholders	$109,191	$102,322	$63,075

Basic earnings per share from continuing operations	$0.95	$1.08	$0.39
Basic earnings per share from discontinued operations	$1.20	$0.93	$0.85

Basic earnings per share	$2.15	$2.01	$1.24

Diluted earnings per share from continuing operations	$0.93	$1.06	$0.39
Diluted earnings per share from discontinued operations	$1.18	$0.90	$0.83

Diluted earnings per share	$2.11	$1.96	$1.22

Weighted average common shares outstanding—basic	50,735	50,925	50,930
Weighted average common shares outstanding—diluted	51,780	52,150	51,790

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$128,081	$120,195	$80,948
Adjustments to reconcile net income to net cash flows generated by operating activities:
Net gain on sales of discontinued operations	(55,957)	(38,302)	(26,897)
Net gain on sales of investments	(65)	(3,485)	(4,575)
Income from unconsolidated entities	(2,133)	(1,150)	(284)
Distributions of earnings from unconsolidated entities	2,643	695	1,416
Provision for depreciation	79,008	72,671	68,927
Depreciation from discontinued operations	941	2,163	5,349
Noncash stock based compensation expense	3,868	3,865	2,704
Minority interests in income	2,279	3,422	3,535
Increase in other assets	(2,805)	(6,079)	(3,128)
Increase (decrease) in accounts payable and accrued expenses	2,036	17,646	(2,567)

Net cash flows generated by operating activities	157,896	171,641	125,428

Cash flows from investing activities
Additions to land under development and predevelopment costs	(91,714)	(59,648)	(43,611)
Additions to direct investment construction in progress	(151,175)	(98,191)	(71,158)
Purchases of operating real estate	—	(102,934)	(80,974)
Acquisition of equity interest in real estate joint ventures	(19,618)	—	—
Rehabilitation expenditures and other	(29,140)	(33,548)	(18,249)
Capital expenditures	(17,503)	(13,942)	(13,607)
Deposits on property under contract	(1,382)	(4,809)	(8,225)
Improvements to real estate joint ventures	(4,605)	—	—
Purchases of land	(3,964)	—	—
Additions to furniture fixture and equipment	(642)	(2,879)	(4,171)
Proceeds from sales of rental property, net of closing costs	99,147	198,109	87,280
Proceeds from sales of investments, net of closing costs	4,205	20,765	8,501

Net cash flows used in investing activities	(216,391)	(97,077)	(144,214)

Cash flows from financing activities
Principal payments on mortgage loans and unsecured senior notes	(64,828)	(165,664)	(51,550)
Proceeds from issuance of unsecured senior notes, net	297,099	451,849	148,087
Lines of credit:
Advances	898,000	230,000	390,000
Repayments	(883,000)	(416,000)	(341,000)
Renewal fees	—	(3,946)	—
Repurchase of common shares	—	(75,000)	—
Proceeds from exercises of stock options	9,410	20,060	13,075
Proceeds from dividend reinvestment plan	1,776	1,670	1,758
Redemption of preferred stock	(75,000)	—	—
Cash dividends paid to common shareholders	(109,811)	(104,814)	(101,744)
Cash dividends paid to preferred shareholders	(16,122)	(17,873)	(17,873)
Distributions to Operating Company unit holders	(1,736)	(1,862)	(1,927)
Distributions to other minority members	(423)	(1,445)	(1,497)

Net cash flows generated by (used in) financing activities	55,365	(83,025)	37,329

(Decrease) increase in cash	(3,130)	(8,461)	18,543
Balance at beginning of year	10,082	18,543	—

Balance at end of year	$6,952	$10,082	$18,543

See Accompanying Notes to Consolidated Financial Statement

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2007	2006	2005
Supplemental disclosure of non cash investing and financing activities
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$129,279	$93,449	$27,518

Transfer of land under development to direct investments in real estate—construction in progress	$31,082	$65,432	$16,845

Change in accrued development costs for construction in progress and land under development	$1,337	$49	$1,132

Change in carrying value of debt attributed to hedging activities	$—	$—	$503

Change in minority interest units	$3,063	$1,631	$—

Transfer of investment in rental properties to held for sale	$77,119	$—	$190,863

Transfer of land under development to real estate held for sale	$17,186	$—	$8,515

Increase in investment in rental properties and minority interest in connection with consolidation of variable interest entity	$—	$—	$26,000

Increase in land under development and minority interest in connection with consolidation of variable interest entity	$—	$66,500	$—

Transfer from investment in rental properties to land under development	$—	$29,298	$—

Transfer from real estate held for sale to investment in unconsolidated entities	$3,074	$28,397	$—

Change in accrued improvements to direct investments in real estate cost	$573	$3,027	$753

Application of deposits against acquisition cost	$7,089	$4,000	$—

Assumption of mortgages through acquisition of existing assets	$—	$—	$35,062

Change in redemption related preferred stock issuance cost	$2,768	$—	$—

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

	Years ended December 31,
	2007	2006	2005
Common stock shares
Balance at beginning of year	50,484,614	50,874,474	50,313,609
Stock options exercised, net of shares tendered	320,316	847,982	513,584
Conversion of Operating Company units to common shares	113,737	60,575	—
Shares repurchased and retired	—	(1,342,883)	—
Vested restricted shares	18,964	17,931	25,453
Shares issued pursuant to dividend reinvestment plan	32,859	28,935	42,883
Other	(2,031)	(2,400)	(21,055)

Balance at end of year	50,968,459	50,484,614	50,874,474

Preferred stock shares
Balance at beginning of year	10,000,000	10,000,000	10,000,000
Redemption of 8.08% Series B Cumulative Redeemable	(3,000,000)	—	—

Balance at end of year	7,000,000	10,000,000	10,000,000

Common stock
Balance at beginning of year	$505	$509	$503
Stock options exercised	3	8	5
Conversion of Operating Company units to common shares	1	1	—
Shares repurchased and retired	—	(13)	—
Shares issued pursuant to dividend reinvestment plan	1	—	1

Balance at end of year	$510	$505	$509

Preferred stock
Balance at beginning of year	$100	$100	$100
Redemption of 8.08% Series B Cumulative Redeemable	(30)	—	—

Balance at end of year	$70	$100	$100

Additional paid-in capital
Balance at beginning of year	$1,038,598	$1,085,687	$1,068,614
Stock options and restricted shares	13,924	24,742	16,153
Conversion of Operating Company units to common shares	3,062	1,631	—
Shares repurchased and retired	—	(74,987)	—
Redemption of preferred stock	(72,261)	—	—
Dividend reinvestment plan	1,776	1,670	1,758
Other	(141)	(145)	(838)

Balance at end of year	$984,958	$1,038,598	$1,085,687

Accumulated net income (less than) in excess of cumulative dividends
Balance at beginning of year	$(61,726)	$(59,234)	$(20,565)
Net income for year	128,081	120,195	80,948
Cash dividends declared to common shareholders: $2.15 per common share for the year ended December 31, 2007 and $2.05 per common share for the year ended December 31, 2006 and $2.00 per common share for the year ended December 31, 2005	(109,811)	(104,814)	(101,744)
Cash dividends declared to preferred shareholders (see Note 10)	(16,122)	(17,873)	(17,873)
Redemption related preferred stock issuance cost	(2,768)	—	—

Balance at end of year	$(62,346)	$(61,726)	$(59,234)

Stock purchase loans to executives
Balance at beginning of year	$(632)	$(920)	$(2,005)
Loan maturities	632	288	1,085

Balance at end of year	$—	$(632)	$(920)

Total shareholders’ equity	$923,192	$976,845	$1,026,142

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company

BRE Properties, Inc., a Maryland corporation (“BRE” or the “Company”), was formed in 1970. BRE is a self-administered real estate investment trust (“REIT”) focused on the development, acquisition and management of multifamily apartment communities in the Western United States. At December 31, 2007, BRE’s portfolio, owned directly or through wholly or majority owned subsidiaries, consisted of 77 multifamily communities (aggregating 21,808 units), classified as direct investments in real estate-investments in rental properties on the accompanying consolidated balance sheets. Of these properties, 62 were located in California, 13 in Washington, and 2 in Arizona. In addition, at December 31, 2007, there were ten properties under various stages of construction and development aggregating an estimated 3,125 units, including seven directly owned properties with 1,969 units classified as direct investments in real estate-construction in progress and three land parcels estimated to have 1,156 units which are classified as land under development. BRE also holds a 35% interest in two real estate joint ventures that own two multifamily properties with a total of 488 units and a 15% interest in eleven joint ventures that own eleven multifamily properties with a total of 3,592 units at December 31, 2007.

The Operating Company

In November 1997, BRE acquired 16 completed properties and eight development properties from certain entities of Trammell Crow Residential-West (the “Transaction”) pursuant to a definitive agreement (the “Contribution Agreement”). BRE paid a total of approximately $160,000,000 in cash and issued $100,000,000 in common stock based on a stock price of $26.93 per share, as provided for in the Contribution Agreement. In addition, certain entities received Operating Company Units (“OC Units”) valued at $76,000,000 in BRE Property Investors LLC (the “Operating Company”), a Delaware limited liability company and a majority owned subsidiary of BRE. The Operating Company assumed approximately $120,000,000 in debt in connection with this purchase. BRE is the sole managing member and majority owner of the Operating Company at December 31, 2007. Substantially all of the properties acquired in the Transaction are owned by the Operating Company, which was formed by BRE for the purpose of acquiring the properties in the Transaction.

The OC Units held by non-managing members are included in minority interests in the Company’s consolidated financial statements. Starting in November 1999, non-managing members of the Operating Company can exchange their units for cash in an amount equal to the market value of common stock at the time of the exchange or, at the option of the Company, common stock of BRE on a 1:1 basis. As of December 31, 2007, 2,384,800 OC Units have been exchanged for common stock. The non-managing members are entitled to priority distributions regardless of the cash flows of the Operating Company. The Operating Company is also required to maintain certain financial ratios to protect the non-managing members’ distributions. Further, the Company had restrictions from selling certain assets of the Operating Company in a taxable sale for a ten year period from the date of the Transaction. The ten year period lapsed November 18, 2007. The Operating Company will continue until the earlier of conversion of all non-managing member OC Units, or September 25, 2012. The Operating Company has also guaranteed the repayment of the Company’s $750,000,000 unsecured line of credit.

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

In September 2006, BRE entered into a land option contract to purchase 3.5 acres of land located in Los Angeles, California from an unrelated third party for $66,500,000. The acquisition closed on January 9, 2007. At December 31, 2006, the non-refundable cash deposit made by BRE for a purchase option agreement totaled $5,000,000. Under Interpretation No. 46, the Company was the primary beneficiary of the contractual relationship and consolidated the asset on the Consolidated Balance Sheet as of December 31, 2006. The beneficial interest holders of the VIE had no recourse to the Company’s general credit. The $5,000,000 deposit represented the Company’s maximum exposure to loss at December 31, 2006. As of December 31, 2007, the Company decreased Minority interest by $66,500,000 to reflect the completed purchase of the property.

At December 31, 2007, the Company has made non-refundable cash deposits for seven purchase option agreements totaling approximately $2,972,000, which are included in Other assets on the consolidated balance sheet. The aggregate purchase price of properties under option is approximately $79,082,000. The option deposits generally represent the Company’s maximum exposure to loss if it elects not to purchase the optioned property. Based on analysis performed under Interpretation No. 46, the Company is not the primary beneficiary in any of the arrangements as of December 31, 2007.

BRE consolidates entities not deemed as VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company, the Operating Company and other controlled subsidiaries. At December 31, 2007, BRE owned 93% of the Operating Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company considers consolidation as outlined in EITF 04-05, Determining Whether a General Partner, or the General Partners as a group, controls a Limited Partnership or similar entity when the Limited Partners have certain rights, which provides guidance on consolidations for Limited Partnerships and similar entities. Under EITF 04-05 the managing member of an LLC is presumed to control the LLC and must prove non-managing member(s) have certain rights that preclude the managing member from exercising unilateral control. Based on the provisions of EITF 04-05 the Company has reviewed its control as the General Partner of its joint venture assets and concluded that the Company does not have control over any of the LLCs which it manages.

After considering the potential consolidation under FIN 46 and EITF 04-05, the Company considers guidance under APB-18, The Equity Method of Accounting for Investments in Common Stock, and SOP 78-9,

Accounting for Investments in Real Estate Ventures. Management considered the provisions of both APB-18 and SOP 78-9 to conclude on the application of the equity method of accounting for its investments in joint ventures.

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

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, in 2002. SFAS No. 144 provides additional guidance on the recognition and measurement of the impairment of long-lived assets to be “held and used,” and requires that the results of operations of any communities that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented.

The Company periodically evaluates its long-lived assets, including its investments in rental properties, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, the expected holding period of each asset and legal and environmental concerns. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted. There were no assets for which an adjustment for impairment in value was made in 2007, 2006 or 2005.

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

Specific components of net income that are presented as discontinued operations include the held for sale communities’ operating results, depreciation and interest expense to the extent there is a secured loan on the property. In addition, the net gain or loss on the eventual disposal of communities held for sale will be presented as income from discontinued operations when recognized. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets. Communities are presented as held for sale on the accompanying consolidated balance sheets only in the period that they qualify for such treatment. Sales are generally recorded after title has been transferred to the buyer and after appropriate payments have been received and other criteria met.

Equity Interests in Real Estate Joint Ventures

The Company’s investments in non-controlled real estate joint ventures and joint ventures which are VIEs in which the Company is not the primary beneficiary are recorded under the equity method of accounting on the accompanying consolidated financial statements. Investments in real estate joint ventures that are managed by the Company are included in equity interests in and advances to real estate joint ventures.

Conversion of Operating Company Units

Conversions of Operating Company units are accounted for at book value, with the minority interest amount for the related converted unit being reclassified to Common stock and Additional paid-in capital.

Rental Revenue

Rental income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. There were no contingent rental payments or percentage rents in the three years ended December 31, 2007. Rent concessions are amortized over the lives of the related leases.

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

Deferred Costs

Included in Other assets are costs incurred in obtaining debt financing that are deferred and amortized over the terms of the respective debt agreements as interest expense. Related amortization expense is included in interest expense in the accompanying consolidated statements of income. Net deferred financing costs included in Other assets in the accompanying consolidated balance sheets are $20,174,000 and $18,250,000 as of December 31, 2007 and 2006, respectively. Amortization of deferred costs totaled $3,527,000, $3,360,000 and $3,265,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Fair Value of Financial Instruments

The fair values of BRE’s financial instruments, including such items in the consolidated financial statement captions as Other assets (which includes cash and mortgages receivable), and lines of credit, approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of the Company’s mortgage loans payable and unsecured senior notes was approximately $1,727,000,000 and $1,466,000,000 at December 31, 2007 and 2006, respectively.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method. This method requires the recognition of compensation cost for all share based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the twelve months ended December 31, 2007 and 2006 includes all awards outstanding that are vesting during the period. From January 1, 2003 through December 31, 2005, the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148). The Company adopted the prospective method as provided for in SFAS No. 148, under which the provisions of SFAS No. 123 were applied prospectively to all awards granted, modified or settled after January 1, 2003. Therefore, the cost related to stock-based compensation included in the determination of consolidated net income for the twelve months ended December 31, 2005 is less than that which would have been recognized if the fair value method had been applied to all option awards in prior years. Prior to 2003, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to five years. The Company recognizes expense for awards with graded vesting on a straight line basis. At December 31, 2007, compensation cost related to non-vested awards not yet recognized totaled approximately $8,200,000 and the weighted average period over which it is expected to be recognized is 1.9 years. During the twelve months ended December 31, 2007, 30,926 restricted shares and 35,613 stock options were awarded.

The following table illustrates the pro forma effect on consolidated net income and earnings per share of all outstanding option awards for 2005.

2005
Net income available to common shareholders, as reported	$63,075,000
Add: Stock-based compensation expense included in reported net income	2,704,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(2,881,000)

Pro forma net income	$62,898,000

Earnings per share:
Basic—as reported	$1.24
Basic—pro forma	$1.23
Diluted—as reported	$1.22
Diluted—pro forma	$1.21

The fair values for options were estimated as of the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for the years ended December 31, 2007, 2006, and 2005:

	Years ended December 31
	2007	2006	2005
Risk-free interest rate	4.86%	4.93%	3.74%
Dividend yield	4.91%	5.43%	6.00%
Volatility	.19	.19	.20
Weighted average option life	6 years	6 years	7 years

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

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that it has only one operating and reportable segment, multifamily communities, which comprised 99% of BRE’s consolidated assets at December 31, 2007 and 2006 and approximately 99% of its total consolidated revenues for the three years ended December 31, 2007.

Concentration Risk

All multifamily communities owned by the Company are located in the Western United States, in three general markets that it defines as California, Pacific Northwest, and Mountain/Desert States. All revenues are from external customers and there are no revenues from transactions with other segments. There are no residents that contributed 10% or more of BRE’s total revenues in the years ended December 31, 2007, 2006 or 2005.

Recently Issued Accounting Pronouncements

In July 2006 the Financial Accounting Standards Board issued Interpretation No. 48 (FIN 48), Accounting for uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. The Company adopted the provisions of FIN 48 for its fiscal year ended December 31, 2007. The Company did not have any unrecognized tax benefits and there was no material effect on either the financial condition or results of the operations as a result of implementing FIN 48. The Company does not believe that there will be any material changes in unrecognized tax positions over the next twelve months.

In September 2006, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on the consolidated financial statements.

3.    Real Estate Portfolio

The components of direct investments in real estate—investments in rental properties follow:

	December 31
	2007	2006
Land	$501,476,000	$515,572,000
Buildings and improvements	2,321,803,000	2,210,587,000

Subtotal	2,823,279,000	2,726,159,000
Accumulated depreciation	(458,474,000)	(401,893,000)

Total	$2,364,805,000	$2,324,266,000

BRE’s carrying value of its assets exceeded the tax basis by approximately $182,489,000 (unaudited) at December 31, 2007.

A roll-forward of direct investments in real estate-construction in progress follows:

	December 31
	2007	2006
Opening balance	$242,509,000	$171,423,000
Costs incurred to projects under construction	153,627,000	99,103,000
Transfers of construction in progress to direct investments in real estate—investments in rental properties	(129,279,000)	(93,449,000)
Transfers from land under development to direct investments in real estate—construction in progress	31,082,000	65,432,000

Ending balance	$297,939,000	$242,509,000

At December 31, 2007, BRE had an estimated cost of $184,600,000 to complete existing construction in progress, with funding estimated from 2008 through 2010.

4.    Equity Interests in and Advances to Real Estate Joint Ventures

As of December 31, 2007, BRE had thirteen joint venture arrangements in which its capital interest in two of the joint ventures is 35% and its ownership interest in eleven of the joint ventures is 15%; these joint ventures are managed by the Company (the “joint ventures”). The Company accounts for its investments in these joint ventures under the equity method of accounting.

Each of the joint ventures in which the Company has a capital interest of 35% contains a single multifamily community that was developed by BRE and completed in 2001. BRE’s investment in these joint ventures totals $12,343,000 and $10,545,000 as of December 31, 2007 and 2006, respectively, and is shown as “Equity interests in and advances to real estate joint ventures-investments in rental properties” on BRE’s consolidated balance sheets. The communities had a total cost of approximately $43,977,000. The joint ventures carry secured, non-recourse loans totaling $18,272,000 that mature in 2011 and bear interest at rates of 7.25% and 8.0%.

Each of the joint ventures in which the Company has an ownership interest of 15% contains a single multifamily community that was acquired or developed by BRE between 1986 and 2003. BRE’s investment in these joint ventures totals $50,623,000 and $28,301,000 as of December 31, 2007 and 2006, respectively, and is shown as “Equity interests in and advances in real estate joint ventures-investments in rental properties” on BRE’s consolidated balance sheets. The joint ventures are un-leveraged. During 2007, the Company purchased a 15% equity interest in three newly formed joint ventures for approximately $19,500,000. The joint venture partner contributed approximately $110,535,000 for an 85% interest in the joint ventures. The properties have a total of 976 units and are located in Colorado, with a total value of $130,035,000.

On July 11, 2007, the Company contributed one community with a total value of $52,000,000 and 432 units located in Phoenix, Arizona, to a newly formed joint venture in exchange for 15% equity interest in the joint venture and approximately $44,000,000 in cash. The joint venture investment is reported as “Equity interests in and advances in real estate joint ventures-investments in rental properties” on the consolidated balance sheet. The Company’s net carrying value of the investment in the joint venture is equal to 15% of the total carrying value of the net asset, at the time of the contribution, which totaled approximately $20,500,000.

On April 27, 2006, the Company contributed the majority owned properties with 2,184 units located in Denver, Colorado, and Phoenix, Arizona for a total value of $235,000,000 to the ventures in exchange for a 15% equity interest in each joint venture and approximately $200,000,000 in cash. The net carrying value of the Company’s investment in the seven joint ventures is equal to 15% of the Company’s net carrying value, at the time of contribution which totaled approximately $189,000,000. The difference between the Company’s 15% interest in the ventures recorded at its book value and the fair value of the assets contributed and recorded by the joint ventures, will be adjusted through reduced depreciation expense pickup.

In addition to the joint ventures discussed above, the Company also had an investment in a real estate joint venture managed by a third-party (non-managed joint venture) which it sold during December of 2005 for a gain of approximately $4,575,000.

The Company’s income from unconsolidated equity investments in joint ventures totaled $2,133,000, $1,150,000 and $4,859,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Included in the 2005 total is the gain on sale totaling $4,575,000.

5.    Other Assets

The components of Other assets follow:

	December 31
	2007	2006
Prepaid loan fees	$20,174,000	$18,250,000
Predevelopment and escrow deposits	14,240,000	14,321,000
Accounts and mortgages receivable	10,739,000	10,621,000
Prepaid insurance	6,058,000	1,417,000
Furniture and equipment, net of accumulated depreciation	5,276,000	6,637,000
Deferred compensation plan	3,365,000	3,099,000
Other	5,216,000	6,784,000

Total Other Assets	$65,068,000	$61,129,000

6.    Mortgage Loans Payable and Secured Line of Credit

The following data pertain to BRE’s secured debt at December 31, 2007 and 2006:

	December 31,
	2007	2006
Fixed rate secured mortgage loans	$162,882,000	$165,620,000
Variable rate secured mortgage loans	11,200,000	23,290,000
Secured line of credit	—	75,000,000

Total secured debt	$174,082,000	$263,910,000

Net book value of investments in real estate securing mortgage loans and secured line of credit	$474,544,000	$482,174,000
Remaining terms of mortgage loans payable	1-6 years	1-7 years
Weighted average interest rate on fixed rate mortgages	6.2%	6.2%
Weighted average interest rate on variable rate mortgages	4.7%	4.7%
Weighted average interest rate on variable secured line of credit	—	6.3%

Future scheduled principal payments are included in Note 7.

During 2003, BRE established a Fannie Mae credit facility maturing in May of 2008 with borrowings of $100,000,000 and an option to increase the size to $250,000,000. During the first quarter of 2004, BRE increased the size of the facility from $100,000,000 to $140,000,000. During the second quarter of 2005, the Company decreased the size of the facility from $140,000,000 to $75,000,000. In August 2005, BRE amended the credit facility to reduce the number of multifamily communities securing the line from nine to four and modified certain geographical diversification requirements. These four multifamily communities are held by a consolidated subsidiary of BRE. Borrowings under the secured line of credit totaled $0 and $75,000,000 at December 31, 2007 and 2006. Four multifamily communities with a net carrying value of $140,075,000 and

$141,824,000 secured the credit facility at December 31, 2007 and December 31, 2006, respectively. Subject to the terms of the facility, the Company has the option to convert variable-rate borrowings to fixed-rate borrowings.

7.    Unsecured Senior Notes and Unsecured Line of Credit

The following table pertains to BRE’s unsecured senior notes and unsecured line of credit at December 31, 2007 and 2006:

	December 31,
	2007	2006
Fixed rate unsecured notes	$1,540,000,000	$1,290,000,000
Unsecured line of credit	205,000,000	115,000,000

Total unsecured debt	$1,745,000,000	$1,405,000,000

Weighted average interest rate on fixed rate unsecured notes	5.6%	5.7%
Weighted average interest rate on unsecured line of credit	6.5%	6.3%

On September 18, 2007, the Company amended and restated its credit agreement with a group of 18 lenders, increasing the size of the revolving credit facility from $600,000,000 to $750,000,000 and extending the maturity date from January 18, 2010 to September 18, 2012. Based on the Company’s current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, the Company pays a 0.15% annual facility fee on the capacity of the facility. Borrowings under the revolving unsecured line of credit totaled $205,000,000 at December 31, 2007, compared to $115,000,000 at December 31, 2006. Borrowings under the credit facility are used to fund acquisition and development activities as well as for general corporate purposes. Balances on the revolving unsecured line of credit are typically reduced with available cash balances.

On March 13, 2007, the Company completed an offering of $300,000,000 of 10-year senior unsecured notes. The notes will mature on March 15, 2017 and bear interest at a fixed coupon rate of 5.50%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $297,000,000 and were used for general corporate purposes.

On August 15, 2006, the Company completed a private offering of $460,000,000 aggregate principal amount of exchangeable senior unsecured notes that mature on August 15, 2026. The notes bear interest at a fixed coupon rate of 4.125%. The notes may be converted into shares of BRE common stock (“Common Shares”), at the option of the holder, under specific circumstances, or on or after July 15, 2026, at an initial conversion rate of 14.0432 shares per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $71.21 per share, which represents a 27.50% premium over the $55.85 closing price of the Company’s stock at the time the transaction was priced. The initial exchange rate is subject to adjustment in certain circumstances. Upon a conversion of notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining conversion value, if any, will be settled, at the Company’s option, in cash, Common Shares or a combination thereof. The shares that would have been issued if the convertible securities were converted are not included in the diluted earnings per share calculation in 2006 as the average share price was less than the conversion price.

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

The unsecured line of credit and unsecured senior note agreements contain various covenants that include, among other factors, tangible net worth and requirements to maintain certain financial ratios. BRE was in compliance with all such financial covenants throughout the years ended December 31, 2007 and 2006.

Scheduled principal payments required on the lines of credit, unsecured senior notes payable and mortgage loans payable for the next five years and thereafter are as follows.

2008	$22,586,000
2009	219,340,000
2010	183,271,000
2011	252,127,000
2012	731,645,000
Thereafter	510,113,000

Total	$1,919,082,000

Interest expense on mortgage loans, lines of credit and unsecured senior notes, including amortization of related issuance costs, aggregated $106,849,000, $95,993,000 and $87,896,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Capitalized interest was $24,097,000, $15,794,000 and $11,343,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Excluding capitalized interest, cash paid for interest totaled $76,277,000, $76,844,000 and $75,557,000 in 2007, 2006, and 2005, respectively.

8.    Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses follow:

	December 31
	2007	2006
Accrued interest payable	$29,750,000	$25,222,000
Security deposits	8,887,000	8,750,000
Accrued employee and non employee director benefits	10,634,000	16,898,000
Accrued development costs	10,585,000	10,777,000
Retention payable	8,629,000	3,774,000
Other	11,921,000	11,771,000

Total Accounts Payable and Accrued Expenses	$80,406,000	$77,192,000

9.    Discontinued Operations

The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations if deemed a component of an entity. The property-specific components of net earnings that are classified as discontinued operations include operating results, depreciation expense recognized prior to the classification as held for sale, and the net gain or loss on disposal. At December 31, 2007, the Company had one operating apartment community classified as held for sale, which is expected to be sold to an unrelated third party within twelve months after December 31, 2007. The estimated proceeds less anticipated costs to sell the asset held for sale at December 31, 2007 are greater than the carrying value as of December 31, 2007, and therefore no provisions for possible losses were recorded.

On July 11, 2007, the Company contributed one community with a total value of $52,000,000 and 432 units located in Phoenix, Arizona, classified as held for sale at June 30, 2007, to a newly formed joint venture in exchange for 15% equity interest in the joint venture and approximately $44,000,000 in cash. The joint venture investment is reported as equity interests in investments in rental properties on the consolidated balance sheet. The net carrying value of the investment in the joint venture is equal to 15% of the total carrying value of the net asset, at the time of the contribution, which totaled approximately $20,500,000. In connection with the contribution, the Company recognized a gain of $26,600,000.

During 2007, the Company sold three communities totaling 441 units: Hazel Ranch, with 208 units located in Sacramento, California; Shaliko, with 152 units located in Sacramento, California; and Brentwood Townhomes with 81 units, located in Seattle, Washington. The three communities were sold for an aggregate sales price of approximately $56,400,000, resulting in a net gain on sale of approximately $29,400,000.

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

During the second quarter of 2005, the Company sold Pinnacle Mountain View, with 324 units, and Pinnacle Canyon View, with 288 units, both located in Salt Lake City, Utah. Pinnacle Mountain View was sold for approximately $27,750,000, resulting in a gain on sale of approximately $3,851,000. Pinnacle Canyon View was sold for approximately $25,000,000, resulting in a gain on sale of approximately $1,523,000. These two sales concluded the Company’s exit from the Salt Lake City market.

During the first quarter of 2005, the Company sold Scottsdale Cove, with 316 units, located in Scottsdale, Arizona for gross proceeds of approximately $36,500,000, resulting in a gain on sale of approximately $21,523,000.

The net gain on sale and the combined results of operations for these fifteen properties are included in discontinued operations on the consolidated statements of income for each twelve month ended period presented. These amounts totaled $60,862,000, $47,151,000 and $43,035,000 for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

The following is a breakdown of the gain on sales and the combined results of operations for the properties included in discontinued operations:

	Years ended December 31
	2007	2006	2005
Rental income	$9,478,000	$18,024,000	$33,710,000
Real estate expenses	(3,632,000)	(7,012,000)	(12,223,000)
Provision for depreciation	(941,000)	(2,163,000)	(5,349,000)
Gain on sales of discontinued operations	55,957,000	38,302,000	26,897,000

Total discontinued operations	$60,862,000	$47,151,000	$43,035,000

10.    Preferred Stock

The following table presents the Company’s issued and outstanding Preferred Shares as of December 31, 2007 and 2006:

	Optional Redemption Date(1)	Annual Dividend Rate per Share(2)	Outstanding at December 31, 2007	Outstanding at December 31, 2006
Preferred Stock, nonvoting, $0.01 par value; 20,000,000 shares authorized:
8.08% Series B cumulative redeemable, liquidation preference $25.00 per share, 0 and 3,000,000 shares outstanding at December 31, 2007 and December 31, 2006, respectively(3)	June 2007	$2.0200	$—	$75,000,000
6.75% Series C cumulative redeemable, liquidation preference $25.00 per share, 4,000,000 shares outstanding at December 31, 2007 and December 31, 2006	March 2009	$1.6875	100,000,000	100,000,000
6.75% Series D cumulative redeemable, liquidation preference $25.00 per share, 3,000,000 shares outstanding at December 31, 2007 and December 31, 2006	December 2009	$1.6875	75,000,000	75,000,000

			$175,000,000	$250,000,000

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

(3)

On September 14, 2007, we redeemed all 3,000,000 shares of 8.08% Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.42644 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends to the redemption date. The initial issuance costs totaling $2,768,000 associated with the Series B Cumulative Redeemable Preferred Stock was expensed during the third quarter of 2007. The initial issuance costs totaling $2,768,000 associated with the Series B Cumulative Redeemable Preferred Stock was included in net income available to common shareholders during the third quarter of 2007.

11.    Stock Option Plans

Employee Plans

The 1992 Stock Option Plan and the 1999 BRE Stock Incentive Plan, as amended (the “Plans”) provide for the issuance of incentive stock options, non-qualified stock options, share appreciation rights, restricted shares and other grants. The maximum number of shares that may be issued under the Plans is 5,850,000. The option price may not be less than the fair market value of a share on the date that the option is granted and the options generally vest over three to five years. Shareholders initially adopted the 1999 BRE Stock Incentive Plan in 1999 and approved the plan as amended in 2001. The 1999 BRE Stock Incentive Plan, as amended, allows for grants of up to 3,500,000 shares. Changes in options outstanding during the years ended December 31, 2007, 2006, and 2005 were as follows:

	Years ended December 31
	2007		2006		2005
	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price
Balance at beginning of period	855,910	$30.66	1,468,950	$30.39	2,082,465	$29.99
Granted	—	—	—	—	—	—
Exercised	(140,984)	$29.93	(594,722)	$29.96	(587,268)	$28.90
Cancelled	(1,500)	$32.45	(18,318)	$31.79	(26,247)	$31.61

Balance at end of period	713,426	$30.80	855,910	$30.66	1,468,950	$30.39

Exercisable	588,626	$30.57	580,372	$30.25	957,336	$29.89
Weighted average estimated fair value of options granted during the year	—	$—	—	$—	—	$—

At December 31, 2007, the exercise price of shares under option ranged from $22.40 to $32.97, with a weighted average exercise price of $30.57. Expiration dates range from 2008 through 2014; the weighted average remaining contractual life of these options is five years. Stock options were exercised during 2007 on options originally granted with exercise prices ranging from $22.71 to $32.45.

At December 31, 2007, there were 434,538 restricted shares outstanding under the Plans with an average award price of $40.47. There were 21,016, 23,429 and 379,158 restricted shares granted in 2007, 2006 and 2005, respectively. The fair value of restricted shares awarded totaled $1,418,000, $1,241,000 and $15,086,000 in 2007, 2006 and 2005, respectively. During 2005, the Company adopted a new long-term incentive award program for executive officers, that established a five-year performance period. The program is heavily weighted on the achievement of performance metrics, with 90% of the award cliff vesting at the end of the five year performance period. The remaining 10% of the grant vests 2% each year over the five-year period, subject to continuous employment with the Company. The shares granted represent target performance, as defined in the agreements. If the performance metrics are not achieved, the shares subject to performance will not vest. The number of shares awarded to executive officers under this plan in 2005 totaled 345,667. There were no share awards to executive officers under this plan in 2006 and 2007.

The intrinsic value of options exercised and restricted shares vested totaled $4,295,000, $14,219,000 and $9,273,000 during 2007, 2006 and 2005, respectively. The aggregate intrinsic value of options currently exercisable at December 31, 2007, 2006 and 2005 was $5,860,000, $20,180,000, and $14,932,000. The total compensation cost capitalized as part of the cost of an asset totaled $1,081,000, $970,000 and $628,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Non-Employee Director Stock Option and Restricted Stock Plan

The Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan provides for: (1) annual grants of restricted stock with a market price-based value of $91,000 per year per non-employee director; (2) discretionary annual grants for service as Chairman of the Board or Lead Director of restricted stock or share appreciation rights with an aggregate value of up to $35,000 per year; and (3) annual grants for service as a Board committee chairman of restricted stock with an aggregate value of $10,500 per year per committee chairman. The maximum number of shares that may be issued under this plan is 2,650,000. As with the Plans, the option price may not be less than the fair market value of a share on the date the option is granted. Changes in options outstanding for the years ended December 31, 2007, 2006, and 2005 were as follows:

	Years ended December 31
	2007		2006		2005
	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price
Balance at beginning of period	1,040,129	$32.84	1,442,468	$30.57	1,420,760	$29.89
Granted	35,613	$63.22	50,359	$52.20	79,910	$38.54
Exercised	(193,216)	$29.11	(452,698)	$29.93	(58,202)	$25.04
Cancelled	(3,774)	$63.22	—	—	—	—

Balance at end of period	878,752	$33.64	1,040,129	$32.84	1,442,468	$30.57

Exercisable	819,082	$32.39	950,627	$30.55	1,362,558	$30.10
Weighted average estimated fair value of options granted during the year		$8.50		$6.48		$3.92

At December 31, 2007, the exercise prices of shares under option ranged between $24.69 and $63.22, with expiration dates from 2008 to 2017. The options vest ratably over periods ranging from one to three years. The weighted average remaining contractual life of these options is four years. At December 31, 2007, there were 14,736 restricted shares outstanding under the Plan with an average award price of $53.44. There were 9,910, 6,245 and 8,040 restricted shares granted in 2007, 2006 and 2005, respectively. The fair value of restricted shares awarded totaled $564,000, $326,000 and $310,000 in 2007, 2006 and 2005, respectively.

The intrinsic value of options exercised and restricted shares vested totaled $6,261,000, $13,343,000 and $1,447,000, respectively. The aggregate intrinsic value of options currently exercisable at December 31, 2007, 2006 and 2005 was $6,667,000, $32,771,000, and $20,954,000.

Direct Stock Purchase and Dividend Reinvestment Plan

In 1996, the Company instituted a direct stock purchase and dividend reinvestment plan (the “DRIP”) in which shareholders may purchase either newly issued or previously issued shares. There is no discount on shares purchased through the DRIP. The total amount of shares authorized under the DRIP is 1,500,000; from inception through December 31, 2007, 264,998 new shares have been issued.

12.    Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share with respect to income from continuing operations:

	2007	2006	2005
Numerator:
Net income available to common shareholders	$109,191,000	$102,322,000	$63,075,000
Less adjustment for earnings and gains from discontinued operations	(60,862,000)	(47,151,000)	(43,035,000)

Numerator for basic and diluted earnings per share from continuing operations	$48,329,000	$55,171,000	$20,040,000

Denominator:
Denominator for basic earnings per share—weighted average shares	50,735,000	50,925,000	50,930,000
Effect of dilutive securities:
Stock based awards	1,045,000	1,225,000	860,000

Denominator for diluted earnings per share adjusted for weighted average shares and assumed conversion	51,780,000	52,150,000	51,790,000

Basic earnings per share from continuing operations	$0.95	$1.08	$0.39
Basic earnings per share from discontinued operations	1.20	0.93	0.85

Basic earnings per share	$2.15	$2.01	$1.24

Diluted earnings per share from continuing operations	$0.93	$1.06	$0.39
Diluted earnings per share from discontinued operations	1.18	0.90	0.83

Diluted earnings per share	$2.11	$1.96	$1.22

Under FASB Statement No. 128, “Earnings per Share”, the effect of anti-dilutive Operating Company units has been excluded from the diluted earnings per share calculation. Weighted average Operating Company units totaled 870,000, 975,000, and 1,020,000 for three years ended December 31, 2007, 2006 and 2005, respectively.

13.    Retirement Plan

BRE has a 401K defined contribution retirement plan covering all employees with more than six months of continuous full-time employment. In addition to employee elective deferrals, in 2007, 2006 and 2005, BRE contributed up to 3% of the employee’s compensation up to $6,750 per employee in 2007 from $6,600 per employee in 2006 and $6,000 per employee in 2005. The aggregate amounts contributed and recognized as expense by BRE were $463,000, $427,000 and $473,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

14.    Related Party Transactions

Certain executives of BRE have purchased stock, the consideration for which was interest-bearing recourse loans. Loans were issued from 2000 through July 2002, at which time the loan program was suspended. The loans are due five years from the date of issuance and do not have forgiveness provisions. At December 31, 2007 and 2006, the carrying amount of the loans was $0 and $632,000, respectively. Interest income from the notes totaled $8,000, $48,000 and $66,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

BRE had notes receivable from third party minority interest members of limited liability company subsidiaries of the company totaling $7,469,000 and $7,560,000 at December 31, 2007 and 2006, respectively. The amounts are recorded in Other assets on the consolidated balance sheets. Interest income from the notes totaled $381,000, $385,000 and $408,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company has recourse to take over the ownership in the underlying assets from the third party minority interest member in the event of default.

15.    Commitments and Contingencies

Commitments

During the years ended December 31, 2007, 2006 and 2005, total operating lease payments incurred for office space, including real estate taxes, insurance, repairs and utilities, aggregated $1,032,000; $986,000 and $1,504,000 respectively.

The minimum future basic aggregate rental commitment under the Company’s operating leases is as follows:

2008	1,199,000
2009	1,213,000
2010	1,176,000
2011	821,000
2012	828,000
Thereafter	2,558,000

Total	$7,795,000

The Company entered into an operating agreement for office space in Seattle, WA commencing on June 1, 2007 and ending September 1, 2012. The Company has one option to extend the lease for 5 years. The Company entered into an operating lease for the Corporate office located in San Francisco, CA commencing on August 1, 2005 and ending on February 1, 2016. BRE has two options to extend the term of the lease for an additional 5 years for each option. BRE entered into an operating lease for office space in Irvine, CA commencing on December 1, 2005 and ending on December 1, 2010. The Company has one option to extend the lease for 5 years. Over the term of each lease, rent is based on fixed contractual increases to the base rent and expense is recognized on a straight line basis.

Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. As of December 31, 2007, there were no pending legal proceedings to which the Company is a party or of which any of its properties is the subject, the adverse determination of which the Company anticipates would have a material adverse effect upon its consolidated financial condition and results of operations.

16.    Legal Settlements

Pinnacle Galleria

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

Red Hawk Ranch

On April 14, 1997, the Company purchased Red Hawk Ranch Apartments, a 453-unit operating community in Fremont, California, from an unrelated third party builder. During 2004, we determined that the community required extensive replacement work to correct damage caused by construction defects. On March 18, 2003, BRE filed suit in the Alameda County Superior Court against the builder and other parties to protect against statutes of limitation. The Company conducted testing to determine the extent of the damage. Based upon the testing, the Company discovered that the exterior shell of each building at the community was compromised. As a result, during second quarter 2004 the size and scope of the lawsuit was expanded.

The Company commenced reconstruction during the second quarter of 2005 and completed reconstruction in 2007. On January 27, 2006 the Company reached a settlement in connection with the Red Hawk Ranch apartment community. Under terms of the settlement, the Company has received an aggregate of $17,500,000 from various defendants and the assignment of certain agreements and claims associated with three subcontractors against whom the company continued to pursue litigation. In April of 2006, the Company reached settlement terms with the subcontractors, in an amount totaling $2,000,000. All settlement funds were received by the Company in April of 2006 and the amounts were recorded as Other income during the second quarter of 2006.

17.    Supplemental Financial Data (Unaudited)

Quarterly financial information follows:

	Year ended December 31, 2007
	Quarter ended March 31	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
	(amounts in thousands, except per share data)
Revenues*	$83,163	$85,364	$87,757	$88,880
Income from continuing operations	$15,266	$18,231	$17,785	$15,938
Discontinued operations	1,116	1,383	40,640	17,722
Preferred stock dividends	(4,468)	(4,468)	(4,232)	(2,953)
Redemption related preferred stock issuance cost	—	—	(2,768)	—

Net income available to common shareholders	$11,914	$15,146	$51,425	$30,707

Basic earnings per share from continuing operations	$0.22	$0.27	$0.21	$0.25
Basic earnings per share from discontinued operations	0.02	0.03	0.80	0.35

Basic earnings per share	$0.24	$0.30	$1.01	$0.60

Diluted earnings per share from continuing operations	$0.21	$0.26	$0.21	$0.25
Diluted earnings per share from discontinued operations	0.02	0.03	0.78	0.34

Diluted earnings per share	$0.23	$0.29	$0.99	$0.59

	Year ended December 31, 2006
	Quarter ended March 31	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
	(amounts in thousands, except per share data)
Revenues*	$76,064	$79,237	$81,589	$81,700
Income from continuing operations	$7,562	$34,766	$14,722	$15,994
Discontinued operations	4,293	40,319	1,241	1,298
Preferred stock dividends	(4,468)	(4,468)	(4,468)	(4,468)

Net income available to common shareholders	$7,387	$70,617	$11,495	$12,824

Basic earnings per share from continuing operations	$0.06	$0.59	$0.20	$0.23
Basic earnings per share from discontinued operations	0.08	0.79	0.03	0.02

Basic earnings per share	$0.14	$1.38	$0.23	$0.25

Diluted earnings per share from continuing operations	$0.06	$0.57	$0.20	$0.23
Diluted earnings per share from discontinued operations	0.08	0.76	0.02	0.02

Diluted earnings per share	$0.14	$1.33	$0.22	$0.25

*	Revenue totals do not include revenues from discontinued operations, other income and partnership income.

For the years ended December 31, 2007, 2006 and 2005, the federal income tax components of the Company’s dividends on the common and preferred stock were as follows (unaudited).

	Ordinary Income	Long Term Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital
Common Stock
December 31, 2007	41%	51%	8%	—%
December 31, 2006	38%	21%	21%	20%
December 31, 2005	42%	26%	7%	25%

	Ordinary Income	Long Term Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital
Cumulative Redeemable Preferred Stock (all series)
December 31, 2007	41%	51%	8%	—%
December 31, 2006	47%	27%	26%	—%
December 31, 2005	56%	34%	10%	—%

BRE PROPERTIES INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Dollar amounts in thousands)

	Location	Dates Acquired/ Constructed	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives— Years	Gross Amount at Which Carried at December 31, 2007
Property Name			Land	Building & Improvements			Land	Building & Improvements	Total	Accumulated Depreciation	Encumbrances
APARTMENTS
Sharon Green	Menlo Park, CA	1971/1970	$1,250	$5,770	$10,371	40	$1,250	$16,141	$17,391	$(11,224)
Verandas	Union City, CA	1993/1989	3,233	12,932	3,232	40	3,233	16,164	19,397	(6,484)
Foster’s Landing	Foster City, CA	1996/1987	11,742	47,846	10,460	40	11,742	58,306	70,048	(17,302)
Pinnacle Crow Canyon	San Ramon, CA	1996/1992	8,724	34,895	7,241	40	8,724	42,136	50,860	(12,256)
Blue Rock Village I & II*	Vallejo, CA	1997/1987	6,836	27,352	5,518	40	6,836	32,870	39,706	(9,732)	11,200
Lakeshore Landing	San Mateo, CA	1997/1988	8,547	34,228	5,777	40	8,547	40,005	48,552	(11,821)
Mission Peaks	Fremont, CA	1997/1995	11,747	47,082	32,023	40	11,747	79,105	90,852	(24,528)
Deer Valley*	San Rafael, CA	1997/1996	6,042	24,169	2,605	40	6,042	26,774	32,816	(7,367)
Pinnacle City Centre*	Hayward, CA	2000/2000	4,903	22,999	346	40	4,903	23,345	28,248	(4,539)
Sun Pointe Village	Fremont, CA	2000/1989	12,639	50,690	5,398	40	12,639	56,088	68,727	(10,465)	**

San Francisco Bay Area			75,663	307,963	82,971		75,663	390,934	466,597	(115,718)	11,200

Montanosa	San Diego, CA	1992/1989-90	6,005	24,065	7,471	40	6,005	31,536	37,541	(13,248)	32,294
Esplanade	San Diego, CA	1993/1985	6,350	25,421	4,900	40	6,350	30,321	36,671	(11,545)
Terra Nova Villas	Chula Vista, CA	1994/1985	2,925	11,699	2,898	40	2,925	14,597	17,522	(5,163)
Canyon Villas	Chula Vista, CA	1996/1981	3,064	12,258	2,366	40	3,064	14,624	17,688	(4,736)
Lakeview Village	Spring Valley, CA	1996/1985	3,977	15,910	2,808	40	3,977	18,718	22,695	(6,042)
Countryside Village	El Cajon, CA	1996/1989	1,002	4,007	919	40	1,002	4,926	5,928	(1,631)
Cambridge Park	San Diego, CA	1998/1998	7,628	30,521	4,893	40	7,628	35,414	43,042	(9,198)
Carmel Landing	San Diego, CA	1999/1989	6,928	27,686	4,347	40	6,928	32,033	38,961	(6,912)
Pinnacle at Carmel Creek	San Diego, CA	2000/2000	4,744	45,430	5,106	40	4,744	50,536	55,280	(9,455)
Pinnacle at Otay Ranch I & II	Chula Vista, CA	2001/2001	8,928	43,388	3,319	40	8,928	46,707	55,635	(7,397)
Mission Trails	San Diego, CA	2002/1987	5,315	21,310	1,698	40	5,315	23,008	28,323	(3,663)
Bernardo Crest	San Diego, CA	2002/1988	6,016	24,115	2,532	40	6,016	26,647	32,663	(4,488)
Carmel Summit	San Diego, CA	2006/1989	16,025	36,611	5,205	40	16,025	41,816	57,841	(1,700)

San Diego			78,907	322,421	48,462		78,907	370,883	449,790	(85,179)	32,294

Village Green	La Habra, CA	1972/1971	372	2,763	2,055	40	372	4,818	5,190	(3,510)
Candlewood North	Northridge, CA	1996/1964-95	2,110	8,477	1,580	40	2,110	10,057	12,167	(3,104)
Sycamore Valley	Fountain Valley, CA	1996/1969	4,617	18,691	4,314	40	4,617	23,005	27,622	(7,453)
Windrush Village	Colton, CA	1996/1985	3,747	14,989	2,008	40	3,747	16,997	20,744	(5,326)

BRE PROPERTIES INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Dollar amounts in thousands)

	Location	Dates Acquired/ Constructed	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives— Years	Gross Amount at Which Carried at December 31, 2007
Property Name			Land	Building & Improvements			Land	Building & Improvements	Total	Accumulated Depreciation	Encumbrances
APARTMENTS
The Summit	Chino Hills, CA	1996/1989	1,838	7,354	1,980	40	1,838	9,334	11,172	(2,831)	**
Villa Santana	Santa Ana, CA	1997/1986	3,016	12,180	1,929	40	3,016	14,109	17,125	(4,211)
Parkside Village	Riverside, CA	1997/1987	3,417	13,674	2,001	40	3,417	15,675	19,092	(4,437)
Parkside Court	Santa Ana, CA	1997/1987	2,013	8,632	1,674	40	2,013	10,306	12,319	(2,987)
Villa Siena	Costa Mesa, CA	1999/1974	4,853	19,739	9,419	40	4,853	29,158	34,011	(6,100)
Cortesia at Rancho Santa Margarita	Rancho Santa Margarita, CA	2000/1999	7,740	30,982	2,496	40	7,740	33,478	41,218	(6,289)
Pinnacle at Laguna Niguel	Rancho Niguel, CA	2001/1988	12,572	50,308	3,094	40	12,572	53,402	65,974	(9,358)
Boulder Creek	Riverside, CA	2002/1985	3,564	14,306	2,191	40	3,564	16,497	20,061	(2,867)
Emerald Pointe*	Diamond Bar, CA	2002/1989	5,052	20,248	2,007	40	5,052	22,255	27,307	(3,554)
Pinnacle at MacArthur Place	South Coast Metro, CA	2002/2002	8,155	54,257	3,376	40	8,155	57,633	65,788	(7,462)
Pinnacle at Fullerton	Fullerton, CA	2002/2004	7,087	36,869	177	40	7,087	37,046	44,133	(3,425)
Pinnacle at Westridge	Valencia, CA	2002/2004	11,253	31,465	303	40	11,253	31,768	43,021	(2,752)
Pinnacle at Riverwalk	Riverside, CA	2003/1986	14,603	58,237	7,889	40	14,603	66,126	80,729	(8,766)
Canyon Creek	Northridge, CA	2003/1986	6,152	24,650	2,819	40	6,152	27,469	33,621	(3,440)
Enclave at Town Square	Chino Hills, CA	2003/1987	2,473	10,069	2,144	40	2,473	12,213	14,686	(1,985)
Pinnacle at Talega	San Clemente, CA	2004/2003	17,125	48,171	1,714	40	17,125	49,885	67,010	(5,686)
Summerwind Townhomes	Harbor City, CA	1987/2004	6,950	27,879	3,412	40	6,950	31,291	38,241	(3,843)
Regency Palm Court	Los Angeles, CA	1987/2004	2,049	8,277	1,082	40	2,049	9,359	11,408	(1,155)
Windsor Court	Los Angeles, CA	1987/2004	1,638	6,631	1,013	40	1,638	7,644	9,282	(984)
Tiffany Court	Los Angeles, CA	1987/2004	3,033	12,211	2,252	40	3,033	14,463	17,496	(1,721)
Villa Azure	Los Angeles, CA	2001/2004	40,560	96,565	4,152	40	40,560	100,717	141,277	(8,457)	70,991
Catalina Gardens	Los Angeles, CA	1987/2005	6,400	20,309	661	40	6,400	20,970	27,370	(1,248)
Mission Grove Park	Riverside, CA	2005	15,120	61,873	1,194	40	15,120	63,067	78,187	(4,502)	33,626
The Heights II	Chino Hills, CA	2004/2005	3,827	22,645	147	40	3,827	22,792	26,619	(1,955)
Chino Hills	Chino Hills, CA	2005	5,305	36,199	319	40	5,305	36,518	41,823	(1,852)
Galleria at Towngate	Moreno Valley, CA	2006	3,640	35,579	295	40	3,640	35,874	39,514	(1,609)
Bridgeport Coast	Santa Clarita, CA	2006	11,500	28,741	28	40	11,500	28,769	40,269	(1,155)

Los Angeles/Orange County			221,781	842,970	69,725		221,781	912,695	1,134,476	(124,024)	104,617

BRE PROPERTIES INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Dollar amounts in thousands)

	Location	Dates Acquired/ Constructed	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives— Years	Gross Amount at Which Carried at December 31, 2007
Property Name			Land	Building & Improvements			Land	Building & Improvements	Total	Accumulated Depreciation	Encumbrances
APARTMENTS
Rocklin Gold	Rocklin, CA	1996/1990	1,558	6,232	1,422	40	1,558	7,654	9,212	(2,475)
Quail Chase	Folsom, CA	1996/1990	1,303	5,211	1,043	40	1,303	6,254	7,557	(2,140)
Canterbury Downs	Roseville, CA	1996/1993	2,297	9,190	871	40	2,297	10,061	12,358	(3,070)
Selby Ranch	Sacramento, CA	1986/1971-74	2,660	18,340	9,939	40	2,660	28,279	30,939	(13,896)
Overlook at Blue Ravine I*	Folsom, CA	1997/1991	6,050	24,203	4,777	40	6,050	28,980	35,030	(8,657)
Arbor Pointe	Sacramento, CA	1997/1998	1,814	7,256	3,372	40	1,814	10,628	12,442	(4,312)
Overlook at Blue Ravine II	Folsom, CA	2000/2000	1,014	9,575	—	40	1,014	9,575	10,589	(1,195)
Pinnacle at Blue Ravine	Folsom, CA	2002/2000	3,073	32,689	440	40	3,073	33,129	36,202	(4,745)	**

Sacramento			19,769	112,696	21,864		19,769	134,560	154,329	(40,490)	—

Pinnacle at South Mountain I & II*	Phoenix, AZ	1997/1996	11,062	44,257	2,122	40	11,062	46,379	57,441	(12,180)	8,772
Pinnacle Towne Center*	Phoenix, AZ	1998/1998	6,688	27,631	1,210	40	6,688	28,841	35,529	(7,093)	17,198

Phoenix			17,750	71,888	3,332		17,750	75,220	92,970	(19,274)	25,971

Parkwood at Mill Creek	Mill Creek, WA	1989/1989	3,947	15,811	1,427	40	3,947	17,238	21,185	(7,856)
Shadowbrook	Redmond, WA	1987-98/1986	4,776	17,415	3,649	40	4,776	21,064	25,840	(10,154)
Citywalk	Seattle, WA	1988/1988	1,123	4,276	642	40	1,123	4,918	6,041	(2,406)
Thrasher’s Mill	Bothell, WA	1996/1988	2,031	8,223	1,541	40	2,031	9,764	11,795	(3,185)
Ballinger Commons	Seattle, WA	1996/1989	5,824	23,519	3,462	40	5,824	26,981	32,805	(8,588)
Montebello	Kirkland, WA	1998/1998	6,680	27,274	764	40	6,680	28,038	34,718	(7,138)
Park Highland	Bellevue, WA	1998/1993	5,602	22,483	2,580	40	5,602	25,063	30,665	(6,030)
Pinnacle Bell Centre	Bellevue, WA	2000/2000	11,163	32,821	1,187	40	11,163	34,008	45,171	(5,897)
Pinnacle Sonata	Bothell, WA	2002/2000	8,576	39,067	324	40	8,576	39,391	47,967	(5,952)	**
Pinnacle at Lake Washington	Renton, WA	2001/2001	4,878	26,184	1,248	40	4,878	27,432	32,310	(4,043)
Pinnacle Bell town	Seattle, WA	2001/1992	4,279	17,259	1,289	40	4,279	18,548	22,827	(3,307)
The Trails of Redmond	Redmond, WA	1985/2004	17,413	45,013	8,446	40	17,413	53,459	70,872	(5,839)

Seattle			76,292	279,345	26,559		76,292	305,904	382,196	(70,395)	—

Partially Completed Multi Family			—	129,279	—	40	—	129,279	129,279	(1,066)

Non-Multi
Gateway at Emeryville	Emeryville, CA		11,314	2,328		2	11,314	2,328	13,642	(2,328)	—

TOTAL			$501,476	$2,068,890	$252,913		$501,476	$2,321,803	$2,823,279	$(458,474)	$174,082

*	Property held by a consolidated subsidiary of the Company
**	Properties secure the Company's secured line of credit.

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Amounts in thousands)

The activity in investments in rental properties and related depreciation for the three-year period ended December 31, 2007 is as follows:

Investments in rental properties:

	Years ended December 31,
	2007	2006	2005
Balance at beginning of year	$2,726,159	$2,530,046	$2,538,171
Multifamily communities purchased	—	52,636	116,687
Transfers from construction in progress and other miscellaneous capitalization	129,279	93,449	27,518
Capital expenditures	16,393	13,877	13,607
Rehabilitation expenditures	29,140	33,548	18,249
Investments sold	(60,227)	—	—
Investments classified as held for sale	(16,892)	—	(210,143)
Change in accrued improvements to direct investment in real estate costs	(573)	3,027	753
Consolidation of variable interest entity	—	—	26,000
Write off of damaged assets to depreciation	—	(424)	—
Less capital expenditures on properties held for sale	—	—	(796)

Balance at end of year	$2,823,279	$2,726,159	$2,530,046

Accumulated depreciation on rental properties:

	Years ended December 31,
	2007	2006	2005
Balance at beginning of year	$401,893	$330,067	$280,498
Provision for depreciation, excluding discontinued operations	79,008	72,671	68,927
Other depreciation on non-rental properties	(4,836)	(3,008)	(2,186)
Provision for depreciation from discontinued operations	941	2,163	5,349
Less: depreciation expense on assets classified as held for sale	—	—	—
Less: accumulated depreciation on assets classified as held for sale	(3,880)	—	(22,521)
Less: accumulated depreciation on properties sold	(14,652)	—	—

Balance at end of year	$458,474	$401,893	$330,067

Certain balances have been reclassified to real estate held for sale, net.

INDEX TO EXHIBITS

Exhibit No.	Description
3.0	Amended and Restated Articles of Incorporation (previously filed on March 15, 1996 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K)

3.1	Articles of Amendment (previously filed on April 28, 1997 as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-24915), as amended, and incorporated by reference herein)

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

3.4	Certificate of Correction of the Registrant (previously filed on January 29, 1999 as Exhibit 1.3 to the Registrant’s Form 8-A and incorporated by reference herein)

3.5	Second Amended and Restated By-Laws of the Registrant (previously filed on May 23, 2007 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

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

4.4	Form of Note due 2013 (previously filed on February 24, 1998 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.5	Form of Note due 2011 (previously filed on January 12, 2001 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.6	Form of Note due 2009 (previously filed on August 26, 2002 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K)

4.7	Form of Note due 2009 (previously filed on March 16, 2004 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K)

4.8	Form of Note due 2014 (previously filed on March 16, 2004 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K)

Exhibit No.	Description
4.9	Form of Note due 2010 (previously filed on May 18, 2005 as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K)

4.10	Specimen Common Stock Certificate (previously filed on February 17, 2004 as Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.11	Specimen 6.75% Series C Cumulative Redeemable Preferred Stock Certificate (previously filed on March 1, 2004 as Exhibit 3.5 to the Registrant’s Form 8-A)

4.12	Specimen 6.75% Series D Cumulative Redeemable Preferred Stock Certificate (previously filed on December 8, 2004 as Exhibit 1.6 to the Registrant’s Form 8-A)

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

10.3

Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan (previously filed on November 5, 2007 as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein)

10.4*

1999 BRE Stock Incentive Plan (previously filed on August 16, 1999 as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein)

10.5*

First amendment to the 1999 BRE Stock Incentive Plan (previously filed on March 12, 2001 as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference herein)

10.6*

Second amendment to the 1999 BRE Stock Incentive Plan (previously filed on March 12, 2001 as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference herein)

10.7*	Third Amendment to 1999 BRE Stock Incentive Plan (previously filed on November 8, 2002 as Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.8	Dividend Reinvestment Plan (previously filed on August 9, 1996 in the Registrant’s Registration Statement on Form S-3 (File No. 333-09945) and incorporated by reference herein)

10.9*

BRE Properties Inc. Deferred Compensation Plan effective January 1, 2000 (previously filed on March 24, 2000 as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, as amended by the Annual Report on Form 10-K/A filed on August 4, 2000 and incorporated by reference herein)

10.10*	Amended and Restated Employment Agreement with Edward F. Lange, Jr. dated November 20, 2006 (previously filed on November 21, 2006 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K)

10.11*	Amended and Restated Employment Agreement with Bradley P. Griggs dated November 20, 2006 (previously filed on November 21, 2006 as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K)

10.13*	Amended and Restated Employment Agreement with Deirdre A. Kuring dated November 20, 2006 (previously filed on November 21, 2006 as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K)

Exhibit No.	Description
10.14*	Amended and Restated Employment agreement with Constance B. Moore dated November 20, 2006 (previously filed November 21, 2006 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K)

10.15*	Form of Indemnification Agreement (previously filed on February 27, 2002 as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K)

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

10.19

First Amendment to Master Credit Facility Agreement by and between BRE-FMCF, LLC and Prudential Multifamily Mortgage, Inc., dated March 25, 2004 (previously filed on March 31, 2004 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.20

Amended and Restated Limited Liability Company Agreement of BRE Property Investors LLC, dated as November 18, 1997 (previously filed on December 18, 1997 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.21

Contribution Agreement dated as of September 29, 1997 between the Registrant, BRE Property Investors LLC and the TCR Signatories (previously filed on November 14, 1997 as Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference herein)

10.22

Registration Rights Agreement among the Registrant, BRE Property Investors LLC and the other signatories thereto dated November 18, 1997 (previously filed on December 3, 1997 as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (No. 333-41433), as amended, and incorporated by reference herein)

10.23

Registration Rights Agreement between the Registrant and Legg Mason Unit Investment Trust Series 7, Legg Mason REIT Trust, December 1998 Series, dated as of December 23, 1997, (previously filed on January 27, 1998 as Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 (No. 333-44997), as amended, and incorporated by reference herein)

10.24

Registration Rights Agreement, dated as of August 15, 2006, between BRE Properties, Inc. and Wachovia Capital Markets, LLC and Deutsche Bank Securities Inc. (previously filed on August 21, 2006 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.25

Promissory Note payable by BRE Properties, Inc. to the order of Prudential Multifamily Mortgage, Inc. dated September 28, 2000 (previously filed on March 12, 2001 as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference herein)

10.26*

Retirement Plan for Employees of BRE Properties, Inc. (previously filed on March 12, 2003 as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by the Annual Report on the Registrant’s Form 10-K/A on June 12, 2003 and incorporated by reference herein)

Exhibit No.	Description
10.27*

Form of option agreement for the 1999 BRE Stock Incentive Plan (previously filed on March 16, 2005 as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.28

Form of option agreement for the Fifth Amended and Restated Non-Employee Directors Stock Option and Restricted Stock Plan (previously filed on March 16, 2005 as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.29*

Form of performance share award for the 1999 BRE Stock Incentive Plan (previously filed on March 16, 2005 as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.30*

Form of 2005 performance share award for the 1999 BRE Stock Incentive Plan (previously filed on March 1, 2007 as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated by reference herein)

10.31

Form of restricted stock award agreement for the Fifth Amended and Restated Non-Employee Directors Stock Option and Restricted Stock Plan (previously filed on March 16, 2005 as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.32

Amended and Restated Credit Agreement by and among BRE Properties, Inc., as borrower, the lenders party thereto and each of Wachovia Capital Markets, LLC and RBS Securities Corporation, as joint lead arrangers and joint book managers, Wachovia Bank, National Association, as administrative agent, The Royal Bank of Scotland, plc, as syndication agent, and Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank Securities, Inc., as co-documentation agents, entered into as of September 18, 2007 (previously filed on September 20, 2007 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K and incorporated by reference herein).

10.33

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