Form 10-Q
period 2008-03-31
BRE PROPERTIES INC /MD/
filed 2008-05-06
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

☒  Large Accelerated Filer            ☐  Accelerated Filer            ☐  Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes                    ☒  No

Number of shares of common stock outstanding as of April 29, 2008	51,008,274

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

March 31, 2008

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements.

BRE Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,841,107	$2,823,279
Construction in progress	219,578	297,939
Less: accumulated depreciation	(455,282)	(458,474)

	2,605,403	2,662,744
Equity interests in and advances to real estate joint ventures-Investments in rental properties	62,354	62,966
Real estate held for sale, net	112,337	30,548
Land under development	130,664	125,382

Total real estate portfolio	2,910,758	2,881,640
Cash	8,493	6,952
Other assets	63,559	65,068

Total assets	$2,982,810	$2,953,660

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured senior notes	$1,540,000	$1,540,000
Unsecured line of credit	265,000	205,000
Mortgage loans payable	162,300	174,082
Accounts payable and accrued expenses	74,272	80,406

Total liabilities	2,041,572	1,999,488

Minority interests	30,980	30,980
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 7,000,000 shares with $25 liquidation preference issued and outstanding at March 31, 2008 and December 31, 2007	70	70
Common stock, $0.01 par value, 100,000,000 shares authorized; 51,007,395 and 50,968,448 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	510	510
Additional paid-in capital	986,696	984,958
Cumulative dividends in excess of accumulated net income	(77,018)	(62,346)

Total shareholders’ equity	910,258	923,192

Total liabilities and shareholders’ equity	$2,982,810	$2,953,660

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2008	2007
Revenues
Rental income	$83,181	$76,371
Ancillary income	3,384	3,309

Total revenues	86,565	79,680

Expenses
Real estate	26,099	23,909
Provision for depreciation	20,116	18,213
Interest	21,461	19,772
General and administrative	4,655	4,816

Total expenses	72,331	66,710

Other income	594	1,167
Income before minority interests, income from investments in unconsolidated entities and discontinued operations	14,828	14,137
Minority interests in income	(580)	(579)
Income from investments in unconsolidated entities	631	443

Income from continuing operations	14,879	14,001
Discontinued operations, net	2,280	2,381

Income from discontinued operations	2,280	2,381

Net Income	17,159	16,382
Dividends attributable to preferred stock	2,953	4,468

Net Income available to common shareholders	$14,206	$11,914

Basic earnings per common share from continuing operations	$0.23	$0.19
Basic earnings per common share from discontinued operations	$0.05	$0.05

Basic earnings per common share	$0.28	$0.24

Diluted earnings per common share from continuing operations	$0.23	$0.18
Diluted earnings per common share from discontinued operations	$0.05	$0.05

Diluted earnings per common share	$0.28	$0.23

Weighted average common shares outstanding – basic	50,985	50,620

Weighted average common shares outstanding – assuming dilution	51,580	51,860

Dividends declared and paid per common share	$0.5625	$0.5375

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$17,159	$16,382
Adjustments to reconcile net income to net cash flows generated by operating activities:
Income from investments in unconsolidated entities	(631)	(443)
Distributions of earnings from unconsolidated entities	664	517
Provision for depreciation	20,116	18,213
Depreciation from discontinued operations	509	1,301
Noncash stock based compensation expense	908	971
Minority interests in income	580	579
Decrease (increase) in other assets	2,954	(3,480)
Decrease in accounts payable and accrued expenses	(11,936)	(14,014)

Net cash flows generated by operating activities	30,323	20,026

Cash flows from investing activities:
Additions to land under development	(5,027)	(74,959)
Additions to direct investment construction in progress	(32,265)	(36,579)
Rehabilitation expenditures and other	(3,796)	(7,319)
Capital expenditures	(1,984)	(1,347)
Improvements to real estate joint ventures	(87)	(900)
Additions for furniture, fixture and equipment	(259)	(150)
Deposits on property under contract	(1,793)	(2,704)

Net cash flows used in investing activities	(45,211)	(123,958)

Cash flows from financing activities:
Principal payments on unsecured senior notes and mortgage loans	(11,782)	(684)
Proceeds from issuance of unsecured notes, net	—	297,425
Lines of credit:
Advances	252,000	90,000
Repayments	(192,000)	(205,000)
Cash dividends paid to common shareholders	(28,878)	(27,402)
Cash dividends paid to preferred shareholders	(2,953)	(4,468)
Distributions to operating company unit holders	(444)	(445)
Distributions to other minority members	(105)	—
Proceeds from exercises of stock options and other, net	125	3,521
Proceeds from dividend reinvestment plan	466	439

Net cash flows generated by financing activities	16,429	153,386

Increase in cash	1,541	49,454
Balance at beginning of period	6,952	10,082

Balance at end of period	$8,493	$59,536

Consolidated Statements of Cash Flows Cont. (unaudited)

(Dollar amounts in thousands)

	For the Three Months Ended March 31,
	2008	2007
Supplemental disclosure of non cash activities:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$117,325	$7,437

Transfer from land under development to construction in progress	$—	$11,732

Transfer of net investment in rental properties to held for sale	$82,351	$—

Change in accrued improvements to direct investments in real estate	$40	$610

Transfer of deposits on properties to land under development	$—	$7,080

Change in accrued development costs for construction in progress and land under development	$6,714	$3,759

Change in minority interest units	$—	$2,049

See condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2008

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements have been omitted. The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2007 of BRE Properties, Inc. (the “Company” or “BRE”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments only) necessary for a fair presentation of the Company’s consolidated financial statements for the interim periods presented.

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

NOTE B - STOCK-BASED COMPENSATION

Financial Accounting Standards Board (FASB) No. 123 (Revised 2004), “Share-Based Payment,” (SFAS No. 123(R)) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method. This method requires the recognition of compensation cost for all share based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the three months ended March 31, 2008 and 2007 includes all awards outstanding that are vesting during the period.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to five years. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. At March 31, 2008, compensation cost related to nonvested awards not yet recognized totaled approximately $10,000,000 and the weighted average period over which it is expected to be recognized is 2.0 years. During the three months ended March 31, 2008, 73,984 restricted shares were awarded and 14,451 restricted shares vested. During the three months ended March 31, 2008, zero options were awarded.

NOTE C - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which was revised in December 2003 (Interpretation No. 46), and addresses the consolidation of variable interest entities (“VIEs”). Under Interpretation No. 46, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE.

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

At March 31, 2008, the Company has made non-refundable cash deposits for seven purchase option agreements totaling approximately $3,159,000, which are included in other assets on the consolidated balance sheet. The aggregate purchase price of properties under option is approximately $79,082,000. The option deposits generally represent the Company’s maximum exposure to loss if it elects not to purchase the optioned property. Based on analyses performed under Interpretation No. 46, the Company is not the primary beneficiary in any of the arrangements as of March 31, 2008.

The Company consolidates entities not deemed as VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company and other controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

We consider consolidation as outlined in Emerging Issues Task Force No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5), which provides guidance on consolidations for Limited Partnerships and similar entities. Under EITF 04-5 the managing member of a limited liability company, or LLC, is presumed to control the LLC and must prove non-managing member(s) have certain rights that preclude the managing member from exercising unilateral control. Based on the provisions of EITF 04-5, we have reviewed our control as the General Partner of our joint venture assets and concluded that we do not have control over any of the LLCs that we manage.

After considering the potential consolidation under Interpretation No. 46 and EITF 04-5, we consider guidance under Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), and Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures.” Based upon the provisions of both APB 18 and SOP 78-9, we have applied the equity method of accounting to our investments in joint ventures.

NOTE D - DISCONTINUED OPERATIONS

The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations if deemed a component of an entity. The property-specific components of net earnings that are classified as discontinued operations include operating results, depreciation expense recognized prior to the classification as held for sale, and the net gain or loss on disposal. The Company allocates interest to discontinued operations to the extent that the property was encumbered.

At March 31, 2008, the Company had six operating apartment communities and one excess land parcel classified as held for sale under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The six operating apartment communities are located in: Sacramento (4), San Francisco (1) and Seattle (1), totaling 1,484 units. The estimated proceeds less anticipated costs to sell the assets held for sale at March 31, 2008 are greater than the carrying values as of March 31, 2008. No depreciation has been recorded on the operating communities since February 2008. The operating results for the six operating apartment communities classified as held for sale have been classified as discontinued operations for the three months ended March 31, 2008 and 2007.

During the first quarter of 2007, the combined results of operations generated by the six operating properties held for sale during the first quarter 2008 and the four properties sold during 2007 are included in the discontinued operations line on the consolidated statements of income and total $2,381,000. The four communities, totaling 873 units, were sold for an aggregate sales price of approximately $108,400,000, resulting in a net gain on sale of approximately $56,000,000.

The following is a breakdown of the combined results of operations for the operating apartment communities included in discontinued operations:

	For the Three Months ended March 31,
(amounts in thousands)	2008	2007
Rental and ancillary income	$4,400	$6,313
Real estate expenses	(1,576)	(2,383)
Provision for depreciation	(509)	(1,301)
Interest expense	(35)	(248)

Income from discontinued operations, net	$2,280	$2,381

Total discontinued operations	$2,280	$2,381

NOTE E - EQUITY

On April 26, 2007, our Board of Directors authorized the Company to purchase an aggregate of up to $100,000,000 in shares of common stock. As of February 15, 2008, the Company has not purchased any shares under this authorization.

On September 14, 2007, the Company redeemed all 3,000,000 shares of 8.08% Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.42644 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus unpaid dividends accrued to the redemption date. The initial issuance costs totaling $2,768,000 associated with this series of perpetual preferred stock was expensed during the third quarter 2007. During the three months ended March 31, 2008, 28,584 shares of common stock were issued under the Company’s stock based compensation plans, 10,363 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan.

NOTE F - LEGAL MATTERS

During 2001, the Company completed the Pinnacle Galleria joint venture development, a 236 unit operating community in Roseville, California. During 2007, it was determined that breezeways and stair casings needed replacement as a result of construction defects and product failure. The Company requested that the various responsible subcontractors replace the original construction, but not all subcontractors elected to participate. As a result, the Company hired an unrelated subcontractor to perform the repairs and a claim was filed against the original subcontractors.

During the second quarter of 2007, the Company reached a binding settlement with one subcontractor for $1,900,000, which was recognized in Other Income. The Company is still pursuing claims against other subcontractors.

As of March 31, 2008, there were no pending legal proceedings to which the Company is a party or of which any of the Company’s properties are the subject, which management anticipates would have a material effect upon the Company’s consolidated financial condition and results of operations.

NOTE G - UNSECURED DEBT

On March 13, 2007, the Company completed a $300,000,000 offering of senior unsecured notes. Interest is payable semiannually on March 15 and September 15; the notes mature on March 15, 2017. These 10-year notes were issued at 99.863% of par value, with a coupon rate of 5.50%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $297,000,000.

On September 18, 2007, the Company amended and restated its credit agreement with a group of 18 lenders, increasing the size of the revolving credit facility from $600,000,000 to $750,000,000 and extending the maturity date from January 18, 2010 to September 18, 2012. The new amended and restated facility has a five-year term. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, the Company pays a 0.15% annual facility fee on the capacity of the facility. Borrowings under the revolving unsecured line of credit totaled $265,000,000 at March 31, 2008, compared to $205,000,000 at December 31, 2007. Borrowings under the credit facility are used to fund acquisition and development activities as well as for general corporate purposes. The Company typically reduces its outstanding balance on the revolving unsecured line of credit with available cash balances.

NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company did not have any assets or liabilities that required fair value measurement and there was no effect on either the financial condition or results of the operations as a result of adopting SFAS 157. The Company does not believe that there will be any material changes in measuring fair value of assets or liabilities over the next twelve months.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (SFAS 160). This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to as minority interest) and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require the noncontrolling interest to be reported as a component of equity. Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary will be initially measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This Statement will be adopted by the Company beginning in its fiscal year ending December 31, 2009, as required. The Company is currently evaluating the impact SFAS 160 will have on its consolidated financial statements, when it becomes effective.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133” (SFAS 161). This Statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement will be adopted by the Company beginning the first quarter of its fiscal year ending December 31, 2009, as required. The Company is currently evaluating the impact SFAS 161 will have on its consolidated financial statements, when it becomes effective.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Summary

We are a self-administered equity real estate investment trust, or “REIT,” focused on the acquisition, development and management of multifamily apartment communities in six metropolitan markets of the Western United States. At March 31, 2008, our portfolio had real estate assets with a net book value of approximately $2.9 billion that included 80 wholly or majority-owned apartment communities, aggregating 22,680 units; thirteen multifamily communities owned in joint ventures, comprised of 4,080 apartment units; and seven wholly or majority-owned apartment communities (excluding Stadium Park II) in various stages of construction and development, totaling 2,253 units. We earn revenue and generate cash primarily by collecting monthly rent from our apartment residents.

We currently have four communities with a total of 1,097 units under construction, for a total estimated investment of $367,000,000, and an estimated balance to complete totaling $147,300,000. Expected delivery dates for these units range from first quarter 2009 through first quarter 2010. The development communities are located in Southern California and the Seattle, Washington metro area. At March 31, 2008, we owned four parcels of land for future development located in Northern and Southern California.

Our year-over-year operating results reflect increased property-level same-store performance, rental and ancillary income from acquisitions completed or stabilized during 2007, and properties in the lease-up phase of development. We define same-store properties as stabilized apartment communities owned by the company for at least five full quarters. Acquired communities and recently completed development properties are considered non-same-store communities.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and 2007

Rental and ancillary income

Total rental and ancillary revenues were $86,565,000 for the three months ended March 31, 2008, compared to $79,680,000 for the same period in 2007. The increase in total rental and ancillary revenues was generated from both same-store and non same-store communities. In the first quarter of 2008, on a same-store basis, rental and ancillary revenues increased $3,527,000, or 4.6%, primarily due to increases in market rents and an increase in year-over-year occupancy levels. Monthly market rents in the same-store portfolio for the first quarter 2008 increased 4.2% to $1,475 per unit from $1,415 in the first quarter of 2007. We define our non same-store communities as communities acquired, developed and stabilized after December 31, 2006. These non same-store communities increased revenue by $3,358,000 for the three months ended March 31, 2008, compared to the same period in 2007. During the 15 months subsequent to December 31, 2006, we completed the construction of 872 units.

A summary of the components of revenues for the quarters ended March 31, 2008 and 2007 follows (dollar amounts in thousands):

	Three months ended March 31, 2008		Three months ended March 31, 2007		% Change from 2007 to 2008
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Rental income	$83,181	96%	$76,371	96%	9%
Ancillary income	3,384	4%	3,309	4%	2%

Total revenues	$86,565	100%	$79,680	100%	9%

The total increase in revenues of $6,885,000 for the three months ended March 31, 2008 as compared with the three months ended March 31, 2007 generated from same-store and non same-store communities was as follows (dollar amounts in thousands):

	2008 Increase	% Increase from 2007 to 2008
Same-store communities	$3,527	5%
Non Same-store communities	3,358	96%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$6,885	9%

Real estate expenses

For the quarter ended March 31, 2008, real estate expenses totaled $26,099,000 as compared with $23,909,000 for the quarter ended March 31, 2007. The year-over-year increase in total real estate expenses was attributable to same-store and non same-store communities. Same-store expenses increased $1,241,000, or 5.6%, the year-over-year increase was related to repair and maintenance items and the timing of these activities, as compared with similar maintenance programs in 2007. Non same-store expenses increased $949,000, or 50.8% from the quarter ended March 31, 2007 which represents the increase in the year-over-year size of the portfolio.

A summary of the categories of real estate expenses for the three months ended March 31, 2008 and 2007 follows (dollar amounts in thousands):

	Three months ended March 31, 2008		Three months ended March 31, 2007		% Change from 2007 to 2008
	Expense	% of Total Revenues	Expense	% of Total Revenues
Same-store	$23,282		$22,041		6%
Non same-store	2,817		1,868		51%

Total real estate Expenses	$26,099	31%	$23,909	30%	9%

Interest expense

Interest expense was $21,461,000 (net of $5,624,000 of interest capitalized to the cost of apartment communities under development and construction) for the quarter ended March 31, 2008, an increase of $1,689,000, or 8.5%, from the comparable period in 2007. Interest expense was $19,772,000 for the same period in 2007 (net of $5,823,000 of interest capitalized to the cost of apartment communities under development and construction). The year-over-year increase is primarily due to interest on a $300,000,000 offering of 10-year senior unsecured notes issued March 13, 2007 partially offset by a lower average cost of debt.

Other income

Other income for the quarter ended March 31, 2008 totaled $594,000 and is comprised of approximately $150,000 of interest income and approximately $400,000 which relates to management fee income. Other income for the three months ended March 31, 2007 totaled $1,167,000 and is comprised of approximately $800,000 of interest on proceeds from the $300,000,000 offering of 10-year senior unsecured notes and approximately $300,000 which relates to management fee income.

Discontinued operations

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) requires the results of operations for properties sold during the period or designated as held for sale at the end of the period and deemed a component of an entity to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposal of properties held for sale is reported as discontinued operations.

At March 31, 2008, we had six operating apartment communities and one excess land parcel classified as held for sale under the provisions of SFAS 144. The six operating apartment communities are located in: Sacramento (4), San Francisco (1) and Seattle (1), totaling 1,484 units. The estimated proceeds less anticipated costs to sell the assets held for sale at March 31, 2008 are greater than the carrying values as of March 31, 2008. No depreciation has been recorded on the operating apartment communities since February 2008. The operating results for the six operating communities classified as held for sale have been classified as discontinued operations for the three months ended March 31, 2008 and 2007.

During 2007, we sold four communities totaling 873 units. The four communities were sold for an aggregate sales price of approximately $108,400,000, resulting in a net gain on sale of approximately $56,000,000.

During the first quarter of 2008, the combined results of operations generated by the six operating apartment communities held for sale during the first quarter 2008 are included in discontinued operations on the consolidated statements of income and total $2,280,000. During the first quarter of 2007, the combined results of operations generated by the six operating apartment communities held for sale during the first quarter 2008 and the four properties sold during 2007 are included in the discontinued operations line on the consolidated statements of income and total $2,381,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the first quarter of 2008 and 2007 represent the portion of dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

Net Income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended March 31, 2008 was $14,206,000, or $0.28 per diluted share, as compared with $11,914,000, or $0.23 per diluted share, for the comparable period in 2007.

Liquidity and Capital Resources

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. For the three months ended March 31, 2008, cash flows generated from operating activities were less than distributions to common shareholders, preferred shareholders and minority members by approximately $2,000,000. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured credit facility provides adequate liquidity to address temporary cash shortfalls. We expect that annual cash flows from operations will exceed annual distributions to equity holders, which is consistent with prior years. Annual cash flows from operating activities exceed annual distributions to common shareholders, preferred shareholders and minority members by approximately $30,000,000 and $45,500,000 for the years ended December 31, 2007 and 2006, respectively.

On September 14, 2007, we redeemed all 3,000,000 shares of 8.08% Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.42644 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus unpaid dividends accrued to the redemption date. The initial issuance costs totaling $2,768,000 associated with this series of perpetual preferred stock was expensed during the third quarter 2007.

On September 18, 2007, we amended and restated our credit agreement with a group of 18 lenders, increasing the size of the revolving credit facility from $600,000,000 to $750,000,000 and extending the maturity date from January 18, 2010 to September 18, 2012. The new amended and restated facility has a five-year term. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, we pay a 0.15% annual facility fee on the capacity of the facility. Borrowings under our revolving unsecured line of credit totaled $265,000,000 at March 31, 2008, compared to $205,000,000 at December 31, 2007. Borrowings under on the credit facility are used to fund acquisition and development activities as well as for general corporate purposes. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

On March 13, 2007, we completed a $300,000,000 offering of 10-year senior unsecured notes. Interest is payable semiannually on March 15 and September 15; the notes mature on March 15, 2017. These 10-year notes were issued at 99.863% of par value, with a coupon rate of 5.50%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $297,000,000.

Proceeds from this offering have been and will be used for general corporate purposes, including the repayment of debt, redemption of equity securities, funding for development activities and financing for acquisitions. Pending these uses, we initially used the proceeds from this offering to reduce borrowings under our revolving unsecured credit facility.

We maintain a secured credit facility with Fannie Mae. As of March 31, 2008, we did not have a balance outstanding under this facility. Borrowings under the secured facility are limited by the value of the properties we have pledged as security. As of March 31, 2008, we can borrow up to $140,000,000 and subject to the terms of the facility, we have the option to increase borrowings to $250,000,000. Borrowings under the facility are available to fund our investment activities and for general corporate purposes. The facility matures on May 2, 2008, and will not be renewed.

We had a total of $1,540,000,000 principal amount in unsecured senior notes at March 31, 2008, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
March 2009	50,000,000	3.580%
September 2009	150,000,000	5.750%
May 2010	150,000,000	4.875%
January 2011	250,000,000	7.450%
February 2013	130,000,000	7.125%
March 2014	50,000,000	4.700%
March 2017	300,000,000	5.500%
August 2026	460,000,000	4.125%

Total / Weighted Average Interest Rate	$1,540,000,000	5.419%

In addition, at March 31, 2008, we had mortgage indebtedness with a total principal amount outstanding totaling $162,300,000 at an average interest rate of 6.23%, and remaining terms of from less than one year to six years.

As of March, 2008, we had total outstanding debt balances of approximately $1,967,000,000 and total outstanding consolidated shareholders’ equity and minority interests of approximately $941,000,000, representing a debt to total book capitalization ratio of 68%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants during the three months ended March 31, 2008 and 2007.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2008, such as scheduled debt repayments, construction funding and property acquisitions. At March 31, 2008, we had an estimated cost of approximately $147,300,000 to complete existing construction in progress, with funding estimated from 2008 through 2010. Scheduled debt repayments through December 31, 2008 total approximately $10,700,000.

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

On April 26, 2007, our Board of Directors authorized us to purchase an aggregate of up to $100,000,000 in shares of our common stock. As of May 5, 2008, we have not purchased any shares under this authorization.

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

Critical Accounting Policies

We define critical accounting policies as those that require management’s most difficult, subjective or complex judgments. A summary of our critical accounting policies follows. Additional discussion of accounting policies that we consider significant, including further discussion of the critical accounting policies described below, can be found in the notes to our consolidated financial statements in our 2007 Annual Report on Form 10-K.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method. This method requires the recognition of compensation cost for all share based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the three months ended March 31, 2008 and 2007 includes all awards outstanding that are vesting during the period.

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

We consider consolidation as outlined in Emerging Issues Task Force No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5), which provides guidance on consolidations for Limited Partnerships and similar entities. Under EITF 04-5 the managing member of an LLC is presumed to control the LLC and must prove non-managing member(s) have certain rights that preclude the managing member from exercising unilateral control. Based on the provisions of EITF 04-5 we have reviewed our control as the General Partner of our joint venture assets and concluded that we do not have control over any of the LLCs which we manage.

After considering the potential consolidation under FIN 46 and EITF 04-05, we consider guidance under Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), and Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures.” Based upon the provisions of both APB 18 and SOP 78-9 we have applied the equity method of accounting to our investments in joint ventures.

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

(Dollar amounts in millions)

Property Name	Location	Proposed Number of Units	Costs Incurred to Date March 31, 2008[1]	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date[2]
Construction in Progress
5600 Wilshire	Los Angeles, CA	284	$109.1	134.2	25.1	1Q/2009
Park Viridian	Anaheim, CA	320	51.2	89.2	38.0	4Q/2009
Taylor 28 Apartments	Seattle, WA	197	26.6	59.8	33.2	2Q/2009
Belcarra Apartments	Bellevue, WA	296	32.7	83.7	51.0	1Q/2010

Total Construction in Progress		1,097	$219.6	$366.9	$147.3

Property Name	Location	Proposed Number of Units	Costs Incurred to Date March 31, 2008	Estimated Total Cost	Estimated Construction Start
Land under development[3]
Crossings	Santa Clara, CA	271	$18.6	$86.5	1H/2008
Wilshire La Brea	Los Angeles, CA	645	77.8	320.3	1H/2009
Pleasanton	Pleasanton, CA	240	12.1	72.1	2H/2009
Stadium Park II	Los Angeles, CA	TBD	22.2	TBD	TBD

Total Land Under Development		1,156	$130.7	$478.9

(1)	Reflects all recorded costs incurred as of March 31, 2008, recorded on our consolidated balance sheet as “Direct investments in real estate-construction in progress.”

(2)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.

(3)	Land under development represents projects in various stages of pre-development, development, and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our consolidated balance sheet.

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our 2008 annual dividend on our common shares was increased to $2.25 per share, from $2.15 per share in 2007. Total dividends paid to common shareholders for the three months ended March 31, 2008 and 2007 were $28,878,000 and $27,402,000, respectively. In addition, we paid $2,953,000 and $4,468,000 in aggregate dividends on our 8.50% Series A, 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock during the three months ended March 31, 2008 and 2007, respectively.

Total distributions to minority members of our consolidated subsidiaries were $549,000 and $445,000 for the three months ended March 31, 2008 and 2007, respectively.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2007.

ITEM 4 - Controls and Procedures.

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

As of March 31, 2008, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of March 31, 2008, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, which management anticipates would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any securities during the three months ended March 31, 2008 that were not registered under the Securities Act.

On April 26, 2007, our Board of Directors authorized an increase in the aggregate value of shares of our common stock that we may repurchase from $60,000,000 to up to $100,000,000. The timing of repurchase activity is dependent upon the market price of our shares of common stock and other market conditions and factors. No shares were repurchased during the three months ended March 31, 2008.

Issuer Purchases of Equity Securities

	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[2]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Traded Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 through January 31, 2008	1,457	$42.21	—	—
February 1, 2008 through February 29, 2008	712	$42.76	—	—
March 1, 2008 though March 31, 2008	—	—	—	—
Total	2,169	$42.39	—	—

[1]	During the three months ended March 31, 2008, we withheld an aggregate of 2,169 shares of restricted stock to pay taxes due upon vesting of such restricted stock.

[2]	Average price paid per share owned and forfeited by employees to satisfy tax withholding requirements in the vesting of restricted shares is calculated based on the share price on the day of vesting.

ITEM 3.	Defaults Upon Senior Securities.

None

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits.

10.1	Employment Agreement with Henry L. Hirvela dated April 21, 2008 (previously filed on April 25, 2008 as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K).

11	Statement Re: Computation of Per Share Earnings

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC. (Registrant)

Date: May 6, 2008	/s/ Edward F. Lange, Jr.
Edward F. Lange, Jr. Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibits.

10.1	Employment Agreement with Henry L. Hirvela dated April 21, 2008 (previously filed on April 25, 2008 as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K).

11	Statement Re: Computation of Per Share Earnings

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.