Form 10-Q
period 2008-06-30
BRE PROPERTIES INC /MD/
filed 2008-08-05
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

☒  Large Accelerated Filer                ☐  Accelerated Filer                ☐  Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

Number of shares of common stock outstanding as of July 31, 2008	51,046,371

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

June 30, 2008

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements.

BRE Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,852,184	$2,823,279
Construction in progress	270,226	297,939
Less: accumulated depreciation	(474,726)	(458,474)

	2,647,684	2,662,744
Equity interests in and advances to real estate joint ventures- Investments in rental properties	62,399	62,966
Real estate held for sale, net	113,034	30,548
Land under development	116,621	125,382

Total real estate portfolio	2,939,738	2,881,640
Cash	10,804	6,952
Other assets	67,815	65,068

Total assets	$3,018,357	$2,953,660

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured senior notes	$1,540,000	$1,540,000
Unsecured line of credit	312,000	205,000
Mortgage loans payable	152,816	174,082
Accounts payable and accrued expenses	83,272	80,406

Total liabilities	2,088,088	1,999,488

Minority interests	30,981	30,980
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 7,000,000 shares with $25 liquidation preference issued and outstanding at June 30, 2008 and December 31, 2007.	70	70
Common stock, $0.01 par value, 100,000,000 shares authorized; 51,045,125 and 50,968,448 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively.	510	510
Additional paid-in capital	988,801	984,958
Cumulative dividends in excess of accumulated net income	(90,093)	(62,346)

Total shareholders’ equity	899,288	923,192

Total liabilities and shareholders’ equity	$3,018,357	$2,953,660

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,
	2008	2007
Revenues
Rental income	$84,839	$78,320
Ancillary income	3,632	3,500

Total revenues	88,471	81,820

Expenses
Real estate	26,144	24,111
Provision for depreciation	19,924	18,611
Interest	21,686	20,324
General and administrative	5,378	4,737

Total expenses	73,132	67,783

Other income	637	3,024
Income before minority interests, income from investments in unconsolidated entities and discontinued operations	15,976	17,061
Minority interests in income	(580)	(570)
Income from investments in unconsolidated entities	683	508

Income from continuing operations	16,079	16,999
Discontinued operations, net	2,823	2,615

Income from discontinued operations	2,823	2,615

Net Income	18,902	19,614
Dividends attributable to preferred stock	2,953	4,468

Net Income available to common shareholders	$15,949	$15,146

Basic earnings per common share from continuing operations	$0.26	$0.25
Basic earnings per common share from discontinued operations	$0.05	$0.05

Basic earnings per common share	$0.31	$0.30

Diluted earnings per common share from continuing operations	$0.25	$0.24
Diluted earnings per common share from discontinued operations	$0.06	$0.05

Diluted earnings per common share	$0.31	$0.29

Weighted average common shares outstanding – basic	51,020	50,705

Weighted average common shares outstanding – assuming dilution	51,850	51,840

Dividends declared and paid per common share	$0.5625	$0.5375

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Six Months Ended June 30,
	2008	2007
Revenues
Rental income	$168,020	$154,691
Ancillary income	7,016	6,809

Total revenues	175,036	161,500

Expenses
Real estate	52,243	48,020
Provision for depreciation	40,041	36,825
Interest	43,147	40,097
General and administrative	10,033	9,552

Total expenses	145,464	134,494

Other income	1,231	4,191
Income before minority interests, income from investments in unconsolidated entities and discontinued operations	30,803	31,197
Minority interests in income	(1,161)	(1,149)
Income from investments in unconsolidated entities	1,315	952

Income from continuing operations	30,957	31,000
Discontinued operations, net	5,103	4,996

Income from discontinued operations	5,103	4,996

Net Income	36,060	35,996
Dividends attributable to preferred stock	5,906	8,936

Net Income available to common shareholders	$30,154	$27,060

Basic earnings per common share from continuing operations	$0.49	$0.43
Basic earnings per common share from discontinued operations	$0.10	$0.10

Basic earnings per common share	$0.59	$0.53

Diluted earnings per common share from continuing operations	$0.48	$0.42
Diluted earnings per common share from discontinued operations	$0.10	$0.10

Diluted earnings per common share	$0.58	$0.52

Weighted average common shares outstanding – basic	51,005	50,660

Weighted average common shares outstanding – assuming dilution	51,775	51,840

Dividends declared and paid per common share	$1.1250	$1.0750

See condensed notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Six Months Ended
	2008	2007
Cash flows from operating activities:
Net income	$36,060	$35,996
Adjustments to reconcile net income to net cash flows generated by operating activities:
Income from investments in unconsolidated entities	(1,315)	(952)
Distributions of earnings from unconsolidated entities	1,365	1,257
Provision for depreciation	40,041	36,825
Depreciation from discontinued operations	509	2,428
Noncash stock based compensation expense	1,994	1,966
Minority interests in income	1,161	1,149
Decrease (increase) in other assets	1,808	(90)
(Decrease) increase in accounts payable and accrued expenses	(693)	5,973

Net cash flows generated by operating activities	80,930	84,552

Cash flows from investing activities:
Additions to land under development	(10,885)	(82,962)
Additions to direct investment construction in progress	(65,563)	(76,452)
Rehabilitation expenditures and other	(8,204)	(16,077)
Capital expenditures	(8,121)	(8,063)
Acquisition of equity interest in real estate joint venture	—	(4,893)
Improvements to real estate joint ventures	(174)	(2,255)
Additions for furniture, fixture and equipment	(2,660)	(448)
Investments in property under contract	(3,336)	(3,793)

Net cash flows used in investing activities	(98,943)	(194,943)

Cash flows from financing activities:
Principal payments on unsecured senior notes and mortgage loans	(21,266)	(63,451)
Proceeds from issuance of unsecured notes, net	—	297,099
Lines of credit:
Advances	565,000	219,000
Repayments	(458,000)	(280,000)
Cash dividends paid to common shareholders	(57,901)	(54,829)
Cash dividends paid to preferred shareholders	(5,906)	(8,936)
Distributions to operating company unit holders	(949)	(878)
Distributions to other minority members	(211)	(212)
Proceeds from exercises of stock options and other, net	290	3,555
Proceeds from dividend reinvestment plan	808	898

Net cash flows generated by financing activities	21,865	112,246

Increase in cash	3,852	1,855
Balance at beginning of period	6,952	10,082

Balance at end of period	$10,804	$11,937

Consolidated Statements of Cash Flows Cont. (unaudited)

(Dollar amounts in thousands)

	For the Six Months Ended
	2008	2007
Supplemental disclosure of non cash activities:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$118,552	$28,795

Transfer from land under development to construction in progress	$20,045	$31,082

Transfer of net investment in rental properties to held for sale	$82,351	—

Change in accrued improvements to direct investments in real estate	$465	$1,595

Transfer of deposits on properties to land under development	—	$7,089

Change in accrued development costs for construction in progress and land under development	$4,879	$5,456

Change in minority interest units	—	$2,570

See condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2008

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method. This method requires the recognition of compensation cost for all share based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the six months ended June 30, 2008 and 2007 includes all awards outstanding that vested during these periods.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to five years. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. At June 30, 2008, compensation cost related to nonvested awards not yet recognized totaled approximately $21,000,000 and the weighted average period over which it is expected to be recognized is 2.9 years. During the six months ended June 30, 2008, 321,672 restricted shares were awarded and 34,151 restricted shares vested. During the six months ended June 30, 2008, no stock options were awarded.

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

At June 30, 2008, the Company has made non-refundable cash deposits for seven purchase option agreements totaling approximately $3,174,000, which are included in Other assets on the consolidated balance sheet. The aggregate purchase price of properties under option is approximately $79,082,000. The Company’s maximum exposure to loss if it elects not to purchase the option properties is $9,600,000 at June 30, 2008. Based on analyses performed under Interpretation No. 46, the Company is not the primary beneficiary in any of the arrangements as of June 30, 2008.

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

After considering the potential consolidation under Interpretation No. 46 and EITF 04-5, we consider guidance under Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), and Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures” (SOP 78-9). Based upon the provisions of both APB 18 and SOP 78-9, we have applied the equity method of accounting to our investments in joint ventures.

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

At June 30, 2008, the Company had six operating apartment communities and one excess land parcel classified as held for sale under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The six operating apartment communities are located in: Sacramento (4), San Francisco (1) and Seattle (1), totaling 1,484 units. The estimated proceeds less anticipated costs to sell the assets held for sale at June 30, 2008 are greater than the carrying values as of June 30, 2008. No depreciation has been recorded on the operating communities since February 2008. The operating results for the six operating apartment communities classified as held for sale have been classified as discontinued operations for the three and six months ended June 30, 2008 and 2007.

During the second quarter of 2008, the combined results of operations generated by the six operating properties held for sale during the second quarter of 2008 and the four properties sold during 2007 are included in the discontinued operations line on the consolidated statements of income and total $2,823,000. The four communities, totaling 873 units, were sold during the second half of 2007 for an aggregate sales price of approximately $108,400,000, resulting in a net gain on sale of approximately $56,000,000.

Subsequent to the end of the second quarter, the Company sold a stabilized community, Pinnacle at Blue Ravine, a 260-unit property in Folsom, California, which was reported as held for sale at June 30, 2008. Sales proceeds totaled approximately $40,000,000 resulting in a net gain on sale of approximately $8,500,000 during third quarter of 2008.

The following is a breakdown of the combined results of operations for the operating apartment communities included in discontinued operations:

	For the Three Months ended June 30,		For the Six Months ended June 30,
(amounts in thousands)	2008	2007	2008	2007
Rental and ancillary income	$4,524	$6,489	$8,924	$12,801
Real estate expenses	(1,701)	(2,502)	(3,277)	(4,885)
Provision for depreciation	—	(1,127)	(509)	(2,428)
Interest expense	$—	$(245)	$(35)	$(492)

Income from discontinued operations, net	$2,823	$2,615	$5,103	$4,996

Gain on sales	—	—	—	—

Total discontinued operations	$2,823	$2,615	$5,103	$4,996

NOTE E – EQUITY

On April 26, 2007, our Board of Directors authorized the Company to purchase an aggregate of up to $100,000,000 in shares of BRE common stock. As of August 4, 2008, the Company has not purchased any shares under this authorization.

On September 14, 2007, the Company redeemed all 3,000,000 shares of 8.08% Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.42644 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus unpaid dividends accrued to the redemption date. The initial issuance costs totaling $2,768,000 associated with this series of perpetual preferred stock was expensed during the third quarter 2007. During the three months ended June 30, 2008, 55,648 shares of common stock were issued under the Company’s stock based compensation plans and 20,742 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan.

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

As of June 30, 2008, there were no pending legal proceedings to which the Company is a party or of which any of the Company’s properties are the subject, which management anticipates would have a material effect upon the Company’s consolidated financial condition and results of operations.

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

On September 18, 2007, the Company amended and restated its credit agreement with a group of 18 lenders, increasing the size of the revolving credit facility from $600,000,000 to $750,000,000 and extending the maturity date from January 18, 2010 to September 18, 2012. The new amended and restated facility has a five-year term. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, the Company pays a 0.15% annual facility fee on the capacity of the facility. Borrowings under the revolving unsecured line of credit totaled $312,000,000 at June 30, 2008, compared to $205,000,000 at December 31, 2007. Borrowings under the credit facility are used to fund acquisition and development activities as well as for general corporate purposes. The Company typically reduces its outstanding balance on the revolving unsecured line of credit with available cash balances.

NOTE H – NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (SFAS 160). This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to as minority interest) and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require the noncontrolling interest to be reported as a component of equity. Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary will be initially measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This statement will be adopted by the Company beginning in its fiscal year ending December 31, 2009, as required. The Company is currently evaluating the impact SFAS 160 will have on its consolidated financial statements, when it becomes effective.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This statement requires the acquiring entity in a business combination to recognize the fair value of assets acquired and liabilities assumed in the transaction and recognize contingent consideration arrangements and pre-acquisition loss and gain contingencies at their acquisition-date fair value. The acquirer is required to capitalize in-process research and development assets acquired and expense, as incurred, acquisition related transaction costs. The statement requires the acquirer to disclose to investors and other users of the financial statements all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This statement will be adopted by the Company beginning in its fiscal year ending December 31, 2009, as required. The Company is currently evaluating the impact SFAS No. 141(R) will have on its consolidated financial statements, when it becomes effective.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133” (SFAS 161). This statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement will be adopted by the Company beginning the first quarter of its fiscal year ending December 31, 2009, as required. The Company is currently evaluating the impact SFAS 161 will have on its consolidated financial statements, when it becomes effective.

In May 2008, the FASB issued FASB staff position APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in cash upon Conversion (Including Partial Cash Settlement)”(APB 14-1). APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion separately account for the liability (debt) and equity (conversion option) components of the instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. APB 14-1 requires the initial debt proceeds from the sale of a company’s convertible debt instrument to be allocated between the liability component and the equity component. The resulting debt discount will be amortized over the debt instrument’s expected life as additional interest expense. As a result, a lower net income will be reflected as interest expense would include both the current period’s amortization of the debt discount and the instrument’s coupon interest. The additional interest expense recorded will result in an increased level of capitalized interest in accordance with SFAS 34, “Capitalization of Interest Cost”. APB-14-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Retroactive application is required for all periods presented. APB 14-1 will be adopted by the Company beginning in its fiscal year ending December 31, 2009, as required. The interest expense from the Company’s 4.125% Convertible Senior Notes due August 2026, which were issued in August of 2006, will be impacted by APB 14-1. The Company is currently evaluating the impact APB 14-1 will have on its consolidated financial statements, when it becomes effective.

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

Executive Summary

We are a self-administered equity real estate investment trust, or “REIT,” focused on the acquisition, development and management of multifamily apartment communities in eight metropolitan markets of the Western United States. At June 30, 2008, our portfolio had real estate assets with a net book value of approximately $2.9 billion that included 80 wholly or majority-owned apartment communities, aggregating 22,680 units; thirteen multifamily communities owned in joint ventures, comprised of 4,080 apartment units; and seven wholly or majority-owned apartment communities (excluding Stadium Park II) in various stages of construction and development, totaling 2,077 units. We earn revenue and generate cash primarily by collecting monthly rent from our apartment residents.

We currently have five communities with a total of 1,367 units under construction, for a total estimated investment of $456,600,000, and an estimated balance to complete totaling $186,400,000. Expected delivery dates for these units range from fourth quarter 2008 through third quarter 2010. The development communities are located in Southern California, Northern California and the Seattle, Washington metro area. At June 30, 2008, we owned three parcels of land for future development located in Northern and Southern California.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2008 and 2007

Rental and ancillary income

Total rental and ancillary revenues were $88,471,000 for the three months ended June 30, 2008, compared to $81,820,000 for the same period in 2007. The increase in total rental and ancillary revenues was generated from both same-store and non same-store communities. In the second quarter of 2008, on a same-store basis, rental and ancillary revenues increased $3,036,000, or 3.9%, primarily due to increases in market rents. Monthly market rents in the same-store portfolio for the second quarter 2008 increased 3.9% to $1,495 per unit from $1,439 in the second quarter of 2007. We define our non same-store communities as communities acquired, developed and stabilized after March 31, 2007. These non same-store communities increased revenue by $3,615,000 for the three months ended June 30, 2008, compared to the same period in 2007. During the 15 months subsequent to March 31, 2007, we completed the construction of 872 units.

A summary of the components of revenues for the quarters ended June 30, 2008 and 2007 follows (dollar amounts in thousands):

	Three months ended June 30, 2008		Three months ended June 30, 2007
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2007 to 2008
Rental income	$84,839	96%	$78,320	96%	8%
Ancillary income	3,632	4%	3,500	4%	4%

Total revenues	$88,471	100%	$81,820	100%	8%

The total increase in revenues of $6,651,000 for the three months ended June 30, 2008 as compared with the three months ended June 30, 2007 generated from same-store and non same-store communities was as follows (dollar amounts in thousands):

	2008 Increase	% Increase from 2007 to 2008
Same-store communities	$3,036	4%
Non Same-store communities	3,615	90%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$6,651	8%

Real estate expenses

For the quarter ended June 30, 2008, real estate expenses totaled $26,144,000 as compared with $24,111,000 for the quarter ended June 30, 2007. The year-over-year increase in total real estate expenses was attributable to same-store and non same-store communities. Same-store expenses increased $852,000, or 3.8%. Non same-store expenses increased $1,181,000, or 68.2% from the quarter ended June 30, 2007 which represents the increase in the year-over-year size of the portfolio.

A summary of the categories of real estate expenses for the three months ended June 30, 2008 and 2007 follows (dollar amounts in thousands):

	Three months ended June 30, 2008		Three months ended June 30, 2007
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2007 to 2008
Same-store	$23,231		$22,379		4%
Non same-store	2,913		1,732		68%

Total real estate Expenses	$26,144	30%	$24,111	30%	8%

Interest expense

Interest expense was $21,686,000 (net of $5,075,000 of interest capitalized to the cost of apartment communities under development and construction) for the quarter ended June 30, 2008, an increase of $1,362,000, or 6.7%, from the comparable period in 2007. Interest expense was $20,324,000 for the same period in 2007 (net of $6,313,000 of interest capitalized to the cost of apartment communities under development and construction). The year-over-year increase is primarily due to higher average borrowings outstanding partially offset by a lower average cost of floating rate debt.

General and administrative expenses

General and administrative expenses totaled $5,378,000 and $4,737,000 for the three months ended June 30, 2008 and 2007, respectively. The $641,000, or 14%, increase in the current period is primarily due to compensation costs related to increased staffing levels.

Other income

Other income for the quarter ended June 30, 2008 totaled $637,000 and is comprised of approximately $112,000 of interest income, approximately $435,000 which relates to management fee income and $74,000 in insurance settlement proceeds. Other income for the three months ended June 30, 2007 totaled $3,024,000 and is comprised of approximately $1,900,000 in legal settlement proceeds, $660,000 of interest on excess cash proceeds from the $300,000,000 offering of 10-year senior unsecured notes and approximately $300,000 which relates to management fee income.

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

At June 30, 2008, we had six operating apartment communities and one excess land parcel classified as held for sale under the provisions of SFAS 144. The six operating apartment communities are located in: Sacramento (4), San Francisco (1) and Seattle (1), totaling 1,484 units. The estimated proceeds less anticipated costs to sell the assets held for sale at June 30, 2008 are greater than the carrying values as of June 30, 2008. No depreciation has been recorded on the operating apartment communities since February 2008. The operating results for the six operating communities classified as held for sale have been classified as discontinued operations for the three months ended June 30, 2008 and 2007.

During the second half of 2007, we sold four communities totaling 873 units. The four communities were sold for an aggregate sales price of approximately $108,400,000, resulting in a net gain on sale of approximately $56,000,000.

During the second quarter of 2008, the combined results of operations generated by the six operating apartment communities held for sale during the second quarter 2008 are included in discontinued operations on the consolidated statements of income and total $2,823,000. During the second quarter of 2007, the combined results of operations generated by the six operating apartment communities held for sale during the second quarter 2008 and the four properties sold during 2007 are included in the discontinued operations line on the consolidated statements of income and total $2,615,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the first quarter of 2008 and 2007 represent the portion of dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. For 2007, dividends attributable to preferred stock include dividends on our 8.08% Series B preferred stock, which was redeemed on September 14, 2007. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

Net Income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended June 30, 2008 was $15,949,000, or $0.31 per diluted share, as compared with $15,146,000 or $0.29 per diluted share, for the comparable period in 2007.

Comparison of the Six Months Ended June 30, 2008 and 2007

Rental and ancillary income

Total rental and ancillary revenues were $175,036,000 for the six months ended June 30, 2008, compared to $161,500,000 for the same period in 2007. The increase in total rental and ancillary revenues was generated from both same-store and non same-store communities. During the six months ended June 30, 2008, on a same store basis, rental and ancillary revenues increased $6,559,000, or 4.3%, primarily due to increases in market rents. Monthly market rents in the same-store portfolio for the six months ended June 30, 2008 grew 4% to $1,485 per unit from $1,427 during the same period of 2007. We define our non-same-store communities as communities acquired, developed and stabilized after December 31, 2007. These non same-store communities increased revenue by $6,977,000 for the six months ended June 30, 2008, compared to the same period in 2007. During the 18 months subsequent to December 31, 2006, we completed the construction of 872 units.

A summary of the components of revenues for the six months ended June 30, 2008 and 2007 follows (dollar amounts in thousands):

	Six months ended June 30, 2008		Six months ended June 30, 2007
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Increase from 2007 to 2008
Rental income	$168,020	96%	$154,691	96%	9%
Ancillary income	7,016	4%	6,809	4%	3%

Total revenues	$175,036	100%	$161,500	100%	8%

The total increase in revenues of $13,536,000 for the six months ended June 30, 2008 as compared with the six months ended June 30, 2007 generated from same-store and non same-store communities was as follows (dollar amounts in thousands):

	2008 Increase	% Increase from 2007 to 2008
Same-store communities	$6,559	4%
Non Same-store communities	6,977	93%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$13,536	8%

Real estate expenses

For the six months ended June 30, 2008, real estate expenses totaled $52,243,000 as compared with $48,020,000 for the six months ended June 30, 2007. The year-over-year increase in total real estate expenses was attributable to both same-store and non same-store communities. Same-store expenses increased $2,089,000, or 4.7%, the year over year increase was related to repair and maintenance items and the timing of these activities as compared with similar maintenance programs in 2007. Non same-store expenses increased $2,134,000 from the six months ended June 30, 2007 and represents the increase in year over year size of the portfolio.

A summary of the categories of real estate expenses for the six months ended June, 2008 and 2007 follows (dollar amounts in thousands):

	Six months ended June 30, 2008		Six months ended June 30, 2007
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2007 to 2008
Same-store	$46,511		$44,422		5%
Non same-store	5,732		3,598		59%

Total real estate Expenses	$52,243	30%	$48,020	30%	9%

Interest expense

Interest expense was $43,147,000 (net of interest capitalized to the cost of apartment communities under development of $10,699,000) for the six months ended June 30, 2008, an increase of $3,050,000, or 8%, from the comparable period in 2007. Interest expense was $40,097,000 for the same period in 2007 and was net of $12,136,000 of interest capitalized to the cost of apartment communities under construction. The year over year increase is primarily due to higher than average borrowings offset by a lower overall cost of debt.

General and administrative expenses

General and administrative expenses totaled $10,033,000 and $9,552,000 for the six months ended June 30, 2008 and 2007, respectively. The $481,000 or 5% increase in the current period is primarily due to compensation costs related to increased staffing levels.

Other income

Other income for the six months ended June 30, 2008 totaled $1,231,000 and is comprised of approximately $260,000 of interest income, approximately $856,000 which relates to management fee income and $74,000 in insurance settlement proceeds. Other income for the six months ended June 30, 2007 totaled $4,191,000 and is comprised of $1,900,000 in legal settlement proceeds, $1,500,000 of interest earned on excess cash proceeds from the $300,000,000 offering of senior unsecured notes and approximately $600,000 which relates to management fee income.

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

At June 30, 2008, we had six operating apartment communities and one excess land parcel classified as held for sale under the provisions of SFAS 144. The six operating apartment communities are located in: Sacramento (4), San Francisco (1) and Seattle (1), totaling 1,484 units. The estimated proceeds less anticipated costs to sell the assets held for sale at June 30, 2008 are greater than the carrying values as of June 30, 2008. No depreciation has been recorded on the operating apartment communities since February 2008. The operating results for the six operating communities classified as held for sale have been classified as discontinued operations for the six months ended June 30, 2008 and 2007.

During the second half of 2007, we sold four communities totaling 873 units. The four communities were sold for an aggregate sales price of approximately $108,400,000, resulting in a net gain on sale of approximately $56,000,000.

During the first six months of 2008, the combined results of operations generated by the six operating apartment communities held for sale during the second quarter 2008 are included in discontinued operations on the consolidated statements of income and total $5,103,000. During the first six months of 2007, the combined results of operations generated by the six operating apartment communities held for sale during the second quarter 2008 and the four properties sold during 2007 are included in the discontinued operations line on the consolidated statements of income and total $4,996,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the first six months of 2008 and 2007 represent the dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. For 2007, dividends attributable to preferred stock include dividends on our 8.08% Series B preferred stock which was redeemed September 14, 2007. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

Net Income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the six months ended June 30, 2008 was $30,154,000, or $0.58 per diluted share, as compared with $27,060,000 or $0.52 per diluted share, for the comparable period in 2007.

Liquidity and Capital Resources

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. For the six months ended June 30, 2008, cash flows generated from operating activities were greater than distributions to common shareholders, preferred shareholders and minority members by approximately $16,000,000. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured credit facility provides adequate liquidity to address temporary cash shortfalls. We expect that annual cash flows from operations will exceed annual distributions to equity holders, which is consistent with prior years. Annual cash flows from operating activities exceed annual distributions to common shareholders, preferred shareholders and minority members by approximately $30,000,000 and $45,500,000 for the years ended December 31, 2007 and 2006, respectively.

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

On September 18, 2007, we amended and restated our credit agreement with a group of 18 lenders, increasing the size of the revolving credit facility from $600,000,000 to $750,000,000 and extending the maturity date from January 18, 2010 to September 18, 2012. The new amended and restated facility has a five-year term. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, we pay a 0.15% annual facility fee on the capacity of the facility. Borrowings under our revolving unsecured line of credit totaled $312,000,000 at June 30, 2008, compared to $205,000,000 at December 31, 2007. Borrowings under the credit facility are used to fund acquisition and development activities as well as for general corporate purposes. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

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

We had a total of $1,540,000,000 principal amount in unsecured senior notes at June 30, 2008, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
March 2009	50,000,000	3.580%
September 2009	150,000,000	5.750%
May 2010	150,000,000	4.875%
January 2011	250,000,000	7.450%
February 2013	130,000,000	7.125%
March 2014	50,000,000	4.700%
March 2017	300,000,000	5.500%
August 2026	460,000,000	4.125%

Total / Weighted Average Interest Rate	$1,540,000,000	5.419%

In addition, at June 30, 2008, we had mortgage indebtedness with a total principal amount outstanding totaling $152,816,000 at an average interest rate of 6.23%, and remaining terms of from less than one year to six years.

As of June 30, 2008, we had total outstanding debt balances of approximately $2,004,816,000 and total outstanding consolidated shareholders’ equity and minority interests of approximately $930,000,000, representing a debt to total book capitalization ratio of 68%.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants during the three and six months ended June 30, 2008 and 2007.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2008, such as scheduled debt repayments, construction funding and property acquisitions. At June 30, 2008, we had an estimated cost of approximately $186,400,000 to complete existing construction in progress, with funding estimated from 2008 through 2010. Scheduled debt repayments through December 31, 2008 total approximately $1,320,000.

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

On April 26, 2007, our Board of Directors authorized us to purchase an aggregate of up to $100,000,000 in shares of our common stock. As of August 4, 2008, we have not purchased any shares under this authorization.

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

Investments in Rental Properties

Rental properties are recorded at cost, less accumulated depreciation, and less an adjustment, if any, for impairment. A land value is assigned based on the purchase price if land is acquired separately, or based on market research if the land is acquired in a merger or in an operating community acquisition. We have a development group which manages the design, development and construction of our apartment communities. Projects under development are carried at cost, including direct and indirect costs incurred to ready the assets for their intended use and which are specifically identifiable, including capitalized interest and property taxes until units are placed in service. Direct investment development projects are considered placed in service as certificates of occupancy are issued and the units become ready for occupancy. Depreciation begins as units are placed in service. Land acquired for development is capitalized and reported as “Land under development” until the development plan for the land is formalized. Once the development plan is determined and construction contracts are signed, the costs are transferred to the balance sheet line item “Construction in progress.” Interest is capitalized on the construction in progress at a rate equal to our weighted average cost of debt. The capitalization of interest ends when the assets are readied for their intended use. Costs related to turnover, such as carpets and paint, are expensed. Improvements and betterments that increase the value of the property or extend its useful life are capitalized.

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

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method. This method requires the recognition of compensation cost for all share based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the three months ended June 30, 2008 and 2007 includes all awards outstanding that vested during these periods.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to five years. The Company uses the Black-Scholes option pricing model to estimate the value of stock options granted.

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

We consider consolidation as outlined in Emerging Issues Task Force No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5), which provides guidance on consolidations for Limited Partnerships and similar entities. Under EITF 04-5 the managing member of an LLC is presumed to control the LLC and must prove non-managing member(s) have certain rights that preclude the managing member from exercising unilateral control. Based on the provisions of EITF 04-5 we have reviewed our rights as the General Partner of our joint venture assets and concluded that we do not have control over any of the LLCs which we manage.

After considering the potential consolidation under FIN 46 and EITF 04-05, we consider guidance under Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), and Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures” (SOP 78-9). Based upon the provisions of both APB 18 and SOP 78-9 we have applied the equity method of accounting to our investments in joint ventures.

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

(Dollar amounts in millions) Property Name	Location	Number of Units	Costs Incurred to Date June 30, 2008 [1]	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date[2]
Construction in Progress
5600 Wilshire	Los Angeles, CA	284	120.4	134.2	13.8	1Q/2009
Park Viridian	Anaheim, CA	320	59.8	89.2	29.4	4Q/2009
Taylor 28 Apartments	Seattle, WA	197	31.9	59.8	27.9	2Q/2009
Belcarra Apartments	Bellevue, WA	296	38.1	83.7	45.6	1Q/2010
Crossings	Santa Clara, CA	270	20.0	89.7	69.7	3Q/2010

Total Construction in Progress		1,367	$270.2	$456.6	$186.4

Property Name	Location	Number of Units	Costs Incurred to Date June 30, 2008	Estimated Total Cost	Estimated Construction Start
Land Under Development[3]
Wilshire La Brea [4]	Los Angeles, CA	470	80.9	295.0	2H/2009
Pleasanton	Pleasanton, CA	240	12.6	72.1	2H/2009
Stadium Park II	Anaheim, CA	TBD	23.1	TBD	TBD

Total Land Under Development		710	$116.6	$367.1

(1)	Reflects all recorded costs incurred as of June 30, 2008, recorded on our consolidated balance sheet as “Direct investments in real estate-construction in progress.”

(2)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.

(3)	Land under development represents projects in various stages of pre-development, development, and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our consolidated balance sheet.

(4)	Project’s estimated cost reflects the construction of 470 units and 40,000 square feet of retail. The estimated unit count and costs reflect the current underlying entitlements associated with the site.

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our 2008 annual dividend on our common shares was increased to $2.25 per share, from $2.15 per share in 2007. Total dividends paid to common shareholders for the six months ended June 30, 2008 and 2007 were $57,901,000 and $54,829,000, respectively. In addition, we paid $5,906,000 in aggregate on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock during the six months ended June 30, 2008 and $8,936,000 in aggregate dividends on our 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock during the six months ended June 30, 2007.

Total distributions to minority members of our consolidated subsidiaries were $1,160,000 and $1,090,000 for the six months ended June 30, 2008 and 2007, respectively.

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

As of June 30, 2008, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of June 30, 2008, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, which management anticipates would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any securities during the six months ended June 30, 2008 that were not registered under the Securities Act.

On April 26, 2007, our Board of Directors authorized an increase in the aggregate value of shares of our common stock that we may repurchase from $60,000,000 to up to $100,000,000. The timing of repurchase activity is dependent upon the market price of our shares of common stock and other market conditions and factors. No shares were repurchased during the six months ended June 30, 2008.

Issuer Purchases of Equity Securities

	(a) Total Number of Shares (or Units) Purchased [1]	(b) Average Price Paid per Share (or Unit)[2]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Traded Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 though April 30, 2008	—	—	—	—
May 1, 2008 though May 31, 2008	—	—	—	—
June 1, 2008 though June 30, 2008	287	$43.28	—	—

Total	287	$43.28	—	—

[1]	During the three months ended June 30, 2008, we withheld an aggregate of 287 shares of restricted stock to pay taxes due upon vesting of such restricted stock.

[2]	Average price paid per share owned and forfeited by employees to satisfy tax withholding requirements in the vesting of restricted shares is calculated based on the share price on the day of vesting.

ITEM 3.	Defaults Upon Senior Securities.

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 15, 2008, the Shareholders approved the three proposals noted below by the following votes:

		FOR		AGAINST	WITHHELD/ ABSTAINED
	No. of Shares	% of shares Voted for this item	% of outstanding	No. of Shares	No. of Shares
Proposal No. I Election of Directors for a one-year term:
Paula F. Downey	44,785,705	99.65%	86.96%		156,910
Robert A. Fiddaman	44,793,767	99.67%	86.97%		148,848
Irving F. Lyons III	44,765,654	99.61%	86.92%		176,961
Edward E. Mace	44,586,789	99.21%	86.57%		355,826
Christopher J. McGurk	44,550,913	99.13%	86.50%		391,702
Matthew T. Medeiros	44,608,440	99.26%	86.61%		334,175
Constance Moore	44,785,879	99.65%	86.96%		156,736
Jeanne R. Myerson	44,790,290	99.66%	86.96%		152,325
Tomas E. Robinson	44,613,325	99.27%	86.62%		329,290

Proposal No. II Approve the amended and restated 1999 BRE stock incentive plan:

	35,608,945	79.23%	69.14%	1,996,649	7,367,021

Proposal No. III Ratification of Ernst & Young LLP as auditors for the year ended December 31, 2008:

	44,448,148	98.90%	86.30%	428,877	65,589

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits.

11	Statement Re: Computation of Per Share Earnings

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.

(Registrant)

Date: August 5, 2008	/s/ Henry L. Hirvela
Henry L. Hirvela
Executive Vice President, Chief Financial Officer

Exhibit Index

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