Form 10-Q
period 2008-09-30
BRE PROPERTIES INC /MD/
filed 2008-11-06
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

☒  Large Accelerated Filer                    ☐  Accelerated Filer                    ☐  Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

Number of shares of common stock outstanding as of October 31, 2008	51,094,423

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

September 30, 2008

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements.

BRE Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,839,588	$2,823,279
Construction in progress	311,412	297,939
Less: accumulated depreciation	(489,639)	(458,474)

	2,661,361	2,662,744
Equity interests in and advances to real estate joint ventures-Investments in rental properties	62,501	62,966
Real estate held for sale, net	80,574	30,548
Land under development	118,682	125,382

Total real estate portfolio	2,923,118	2,881,640
Cash	3,801	6,952
Other assets	81,216	65,068

Total assets	$3,008,135	$2,953,660

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured senior notes	$1,540,000	$1,540,000
Unsecured line of credit	295,000	205,000
Mortgage loans payable	152,163	174,082
Accounts payable and accrued expenses	75,284	80,406

Total liabilities	2,062,447	1,999,488

Minority interests	30,442	30,980
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 7,000,000 shares with $25 liquidation preference issued and outstanding at September 30, 2008 and December 31, 2007.	70	70
Common stock, $0.01 par value, 100,000,000 shares authorized; 51,091,830 and 50,968,448 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively.	511	510
Additional paid-in capital	992,233	984,958
Cumulative dividends in excess of accumulated net income	(77,568)	(62,346)

Total shareholders’ equity	915,246	923,192

Total liabilities and shareholders’ equity	$3,008,135	$2,953,660

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,
	2008	2007
Revenues
Rental income	$85,776	$79,653
Ancillary income	3,638	3,522

Total revenues	89,414	83,175

Expenses
Real estate	27,025	25,258
Provision for depreciation	20,219	18,535
Interest	21,278	20,334
General and administrative	4,760	3,973

Total expenses	73,282	68,100

Other income	607	840
Income before minority interests, income from investments in unconsolidated entities and discontinued operations	16,739	15,915
Minority interests in income	(580)	(570)
Income from investments in unconsolidated entities	652	529

Income from continuing operations	16,811	15,874
Discontinued operations, net	2,881	3,302
Net gain on sales	24,820	39,249

Income from discontinued operations	27,701	42,551

Net Income	44,512	58,425

Redemption related to preferred stock issuance cost	—	2,768
Dividends attributable to preferred stock	2,953	4,232

Net Income available to common shareholders	$41,559	$51,425

Per common share data - Basic
Income from continuing operations (net of preferred dividends)	$0.27	$0.17
Income from discontinued operations	$0.54	$0.84

Net income available to common shareholders	$0.81	$1.01

Weighted average common shares outstanding – basic	51,060	50,745

Per common share data - Diluted
Income from continuing operations (net of preferred dividends)	$0.27	$0.17
Income from discontinued operations	$0.53	$0.82

Net income available to common shareholders	$0.80	$0.99

Weighted average common shares outstanding – assuming dilution	51,910	51,760

Dividends declared and paid per common share	$0.5625	$0.5375

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Nine Months Ended September 30,
	2008	2007
Revenues
Rental income	$252,008	$232,626
Ancillary income	10,580	10,261

Total revenues	262,588	242,887

Expenses
Real estate	78,683	72,748
Provision for depreciation	59,955	55,076
Interest	64,425	60,431
General and administrative	14,794	13,525

Total expenses	217,857	201,780

Other income	1,838	5,031
Income before minority interests, income from investments in unconsolidated entities and discontinued operations	46,569	46,138
Minority interests in income	(1,741)	(1,719)
Income from investments in unconsolidated entities	1,966	1,481

Income from continuing operations	46,794	45,900
Discontinued operations, net	8,958	9,273
Net gain on sales	24,820	39,249

Income from discontinued operations	33,778	48,522

Net Income	80,572	94,422

Redemption related to preferred stock issuance cost	—	2,768
Dividends attributable to preferred stock	8,859	13,169

Net Income available to common shareholders	$71,713	$78,485

Per common share data - Basic
Income from continuing operations (net of preferred dividends)	$0.75	$0.59
Income from discontinued operations	$0.66	$0.96

Net income available to common shareholders	$1.41	$1.55

Weighted average common shares outstanding – basic	51,025	50,685

Per common share data - Diluted
Income from continuing operations (net of preferred dividends)	$0.73	$0.58
Income from discontinued operations	$0.65	$0.93

Net income available to common shareholders	$1.38	$1.51

Weighted average common shares outstanding – assuming dilution	51,845	51,810

Dividends declared and paid per common share	$1.6875	$1.6125

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$80,572	$94,422
Adjustments to reconcile net income to net cash flows generated by operating activities:
Net gain on sale of discontinued operations	(24,820)	(39,249)
Income from investments in unconsolidated entities	(1,966)	(1,481)
Distributions of earnings from unconsolidated entities	1,966	1,927
Provision for depreciation	59,955	55,076
Depreciation from discontinued operations	813	3,620
Noncash stock based compensation expense	2,996	3,011
Minority interests in income	1,741	1,719
Increase in other assets	(1,725)	(6,909)
Decrease in accounts payable and accrued expenses	(8,412)	(8,714)

Net cash flows generated by operating activities	111,120	103,422

Cash flows from investing activities:
Additions to land under development	(13,302)	(82,026)
Additions to direct investment construction in progress	(105,618)	(116,249)
Rehabilitation expenditures and other	(12,575)	(23,143)
Capital expenditures	(12,751)	(11,760)
Purchase of land	—	(3,827)
Acquisition of equity interest in real estate joint venture	—	(19,618)
Improvements to real estate joint ventures	(248)	(3,657)
Additions for furniture, fixture and equipment	(4,470)	(544)
Proceeds from sales of property, net of closing costs	72,522	67,291
Investments in property under contract	(10,440)	(5,742)

Net cash flows used in investing activities	(86,882)	(199,275)

Cash flows from financing activities:
Principal payments on unsecured senior notes and mortgage loans	(21,919)	(64,131)
Proceeds from issuance of unsecured notes, net	—	297,099
Lines of credit:
Advances	622,000	686,000
Repayments	(532,000)	(664,000)
Cash dividends paid to common shareholders	(86,935)	(82,258)
Cash dividends paid to preferred shareholders	(8,859)	(13,169)
Distributions to operating company unit holders	(1,331)	(1,312)
Distributions to other minority members	(410)	(317)
Proceeds from exercises of stock options and other, net	636	4,200
Proceeds from dividend reinvestment plan	1,429	1,354
Redemption of preferred stock	—	(75,000)

Net cash flows (used in) generated by financing activities	(27,389)	88,466

Decrease in cash	(3,151)	(7,387)
Balance at beginning of period	6,952	10,082

Balance at end of period	$3,801	$2,695

BRE Properties, Inc.

Consolidated Statements of Cash Flows Cont. (unaudited)

(Dollar amounts in thousands)

	For the Nine Months Ended September 30,
	2008	2007
Supplemental disclosure of non cash activities:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$119,256	$88,064

Transfer from land under development to construction in progress	$19,865	$31,082

Transfer of investment in rental properties to investment in unconsolidated entities	—	$3,074

Transfer of net investment in rental properties to held for sale	$97,180	—

Transfer of land under development to held for sale	—	$17,186

Change in accrued improvements to direct investments in real estate	$813	$5,368

Transfer of deposits on properties to land under development	—	$7,089

Change in accrued development costs for construction in progress and land under development	$5,433	$4,917

Change in minority interest units	$539	$3,063

Change in redemption related to preferred stock issuance cost	—	$2,768

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2008

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method. This method requires the recognition of compensation cost for all share based payments that were unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the three months ended September 30, 2008 and 2007 includes all awards outstanding that vested during these periods.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to five years. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. At September 30, 2008, compensation cost related to unvested awards not yet recognized totaled approximately $18,000,000 and the weighted average period over which it is expected to be recognized is 2.8 years. During the nine months ended September 30, 2008, 321,672 restricted shares were awarded and 39,363 restricted shares vested. During the nine months ended September 30, 2008, no stock options were awarded.

NOTE C – CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was revised in December 2003 (Interpretation No. 46), and addresses the consolidation of variable interest entities (“VIEs”). Under Interpretation No. 46, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE.

Under Interpretation No. 46, a VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) the entity’s equity holders as a group lack one of the following three characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity through voting or similar rights, (b) the obligation to absorb expected losses of the entity if they occur or (c) the right to receive the expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to Interpretation No. 46, the enterprise that is deemed to absorb a majority of the expected losses or receive a majority of expected residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE.

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

At September 30, 2008, the Company has made non-refundable cash deposits for eight purchase option agreements totaling approximately $4,364,000, which are included in Other assets on the consolidated balance sheet. The aggregate purchase price of properties under option is approximately $79,082,000. The Company’s maximum exposure to loss if it elects not to purchase the option properties is $15,758,000, representing non-refundable deposits and the related predevelopment costs at September 30, 2008. Based on analyses performed under Interpretation No. 46, the Company is not the primary beneficiary in any of the arrangements as of September 30, 2008.

The Company consolidates entities not deemed as VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company and other controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company considers consolidation as outlined in Emerging Issues Task Force No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5), which provides guidance on consolidations for Limited Partnerships and similar entities. Under EITF 04-5 the managing member of a limited liability company, or LLC, is presumed to control the LLC and must prove non-managing member(s) have certain rights that preclude the managing member from exercising unilateral control. Based on the provisions of EITF 04-5, the Company has reviewed its control as the General Partner of its joint venture assets and concluded that it does not have control over any of the LLCs managed by the Company.

After considering the potential consolidation under Interpretation No. 46 and EITF 04-5, the Company considers guidance under Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), and Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures” (SOP 78-9). Based upon the provisions of both APB 18 and SOP 78-9, the Company has applied the equity method of accounting to its investments in joint ventures.

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

At September 30, 2008, the Company had four operating apartment communities and one excess land parcel classified as held for sale under the provisions of SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” (SFAS 144). The four operating apartment communities are located in: Sacramento, San Francisco, Seattle and the Inland Empire, totaling 1,234 units. The estimated proceeds less anticipated costs to sell the assets held for sale at September 30, 2008 are greater than the carrying values as of September 30, 2008. Three of the operating properties were classified as held for sale in March 2008 and no depreciation has been recorded on the operating communities since February 2008. The remaining operating community was classified as held for sale in July 2008 and no depreciation has been recorded since June 2008.

During the third quarter of 2008, the Company sold three properties in Sacramento, California totaling 554 units: Canterbury Downs with 173 units, Rocklin Gold with 121 units and Pinnacle at Blue Ravine with 260 units. The three communities were sold for an aggregate sales price of approximately $72,500,000, resulting in a net gain on sale of approximately $24,820,000.

During the second half of 2007, the Company sold four communities totaling 873 units. The four communities were sold for an aggregate sales price of approximately $108,400,000, resulting in a net gain on sale of approximately $55,960,000.

During the third quarter of 2008, the combined results of operations generated by the four operating apartment communities held for sale and the three operating properties sold during the third quarter of 2008 are included in discontinued operations on the consolidated statements of income and total $2,881,000. During the third quarter of 2007, the combined results of operations generated by the four operating apartment communities held for sale as of September 30, 2008, the three properties sold during the third quarter of 2008, and the four properties sold during 2007 are included in the discontinued operations line on the consolidated statements of income and total $3,302,000.

Subsequent to the end of the third quarter of 2008, the Company sold a stabilized community, The Park at Dash Point, a 280-unit property in Seattle, Washington, which was reported as held for sale at September 30, 2008. Sales proceeds totaled approximately $30,000,000 resulting in a net gain on sale of approximately $15,000,000 during fourth quarter of 2008.

The following is a breakdown of the combined results of operations for the operating apartment communities included in discontinued operations:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
(amounts in thousands)	2008	2007	2008	2007
Rental and ancillary income	$4,612	$6,751	$15,400	$21,341
Real estate expenses	(1,731)	(2,395)	(5,594)	(7,810)
Provision for depreciation	—	(908)	(813)	(3,620)
Interest expense	$—	$(146)	$(35)	$(638)

Income from discontinued operations, net	$2,881	$3,302	$8,958	$9,273

Gain on sales	24,820	39,249	24,820	39,249

Total discontinued operations	$27,701	$42,551	$33,778	$48,522

NOTE E – EQUITY

On April 26, 2007, our Board of Directors authorized the Company to purchase an aggregate of up to $100,000,000 in shares of BRE common stock. As of November 5, 2008, the Company has not purchased any shares under this authorization.

On September 14, 2007, the Company redeemed all 3,000,000 shares of 8.08% Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.42644 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus unpaid dividends accrued to the redemption date. The initial issuance costs totaling $2,768,000 associated with this series of perpetual preferred stock was expensed during the third quarter 2007. During the nine months ended September 30, 2008, 72,808 shares of common stock were issued under the Company’s stock based compensation plans, 30,574 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan and 20,000 operating company units were exchanged for common stock.

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

As of September 30, 2008, there were no pending legal proceedings to which the Company is a party or of which any of the Company’s properties are the subject, which management anticipates would have a material effect upon the Company’s consolidated financial condition and results of operations.

NOTE G – UNSECURED DEBT

On March 13, 2007, the Company completed a $300,000,000 offering of senior unsecured notes. Interest is payable semiannually on March 15 and September 15; the notes mature on March 15, 2017. These 10-year notes were issued at 99.863% of par value, with a coupon rate of 5.50%. Net proceeds from the offering, after all discounts, commissions, and issuance costs, totaled approximately $297,000,000.

On September 18, 2007, the Company amended and restated its credit agreement with a group of 18 lenders, increasing the size of the revolving credit facility from $600,000,000 to $750,000,000 and extending the maturity date from January 18, 2010 to September 18, 2012. The new amended and restated facility has a five-year term. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, the Company pays a 0.15% annual facility fee on the capacity of the facility. Borrowings under the revolving unsecured line of credit totaled $295,000,000 at September 30, 2008, compared to $205,000,000 at December 31, 2007. Borrowings under the credit facility are used to fund acquisition and development activities as well as for general corporate purposes. The Company typically reduces its outstanding balance on the revolving unsecured line of credit with available cash balances.

NOTE H- NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (SFAS 160). This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to as minority interest) and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require the noncontrolling interest to be reported as a component of equity. Changes in a parent’s ownership interest while the parent retains its controlling interest in a subsidiary will be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary will be initially measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This statement will be adopted by the Company beginning in its fiscal year ending December 31, 2009, as required. The adoption of SFAS 160 will result in a reclassification of minority interest to equity, when it becomes effective.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). This statement requires the acquiring entity in a business combination to recognize the fair value of assets acquired and liabilities assumed in the transaction and recognize contingent consideration arrangements and pre-acquisition loss and gain contingencies at their acquisition-date fair value. The acquirer is required to capitalize in-process research and development assets acquired and expense, as incurred, acquisition related transaction costs. The statement requires the acquirer to disclose to investors and other users of the financial statements all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This statement will be adopted by the Company beginning in its fiscal year ending December 31, 2009, as required. The Company is currently evaluating the impact SFAS No. 141(R) will have on its consolidated financial statements, when it becomes effective.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133” (SFAS No. 161). This statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement will be adopted by the Company beginning the first quarter of its fiscal year ending December 31, 2009, as required. The Company currently has no derivative instruments, therefore, SFAS No. 161 will have no impact on its consolidated financial statements, when it becomes effective.

In May 2008, the FASB issued FASB staff position APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in cash upon Conversion (Including Partial Cash Settlement)”(APB 14-1). APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. APB 14-1 requires the initial debt proceeds from the sale of a company’s convertible debt instrument to be allocated between the liability component and the equity component. The resulting debt discount will be amortized over the debt instrument’s expected life as additional interest expense. As a result, a lower net income will be reflected as interest expense would include both the current period’s amortization of the debt discount and the instrument’s coupon interest. The additional interest expense recorded will result in an increased level of capitalized interest in accordance with SFAS 34, “Capitalization of Interest Cost”. APB 14-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Retroactive application is required for all periods presented. APB 14-1 will be adopted by the Company beginning in its fiscal year ending December 31, 2009, as required. The net impact on interest expense from the Company’s 4.125% Convertible Senior Notes due August 2026, which were issued in August of 2006, is expected to be significant. The Company is currently evaluating the impact APB 14-1 will have on its consolidated financial statements, when it becomes effective.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, we have made forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements pertain to, among other things, our capital resources, financial liquidity, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties. You should not rely on these statements as predictions of future events because there is no assurance that the events or circumstances reflected in the statements can be achieved or will occur. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect or imprecise or incapable of being realized. The following factors, among others, could affect actual results and future events: defaults or non-renewal of leases, illiquidity of real estate and reinvestment risk, our regional focus in the Western United States, insurance coverage, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to successfully integrate acquired properties and operations, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code as of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends upon economic trends, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors. Do not rely solely on forward-looking statements, which only reflect management’s analysis. We assume no obligation to update forward-looking statements.

Executive Summary

We are a self-administered equity real estate investment trust, or “REIT,” focused on the acquisition, development and management of multifamily apartment communities in eight metropolitan markets of the Western United States. At September 30, 2008, our portfolio had real estate assets with a net book value of approximately $2.9 billion that included 75 wholly or majority-owned apartment communities, aggregating 22,126 units; thirteen multifamily communities owned in joint ventures, comprised of 4,080 apartment units; and seven wholly or majority-owned apartment communities (excluding Stadium Park II) in various stages of construction and development, totaling 2,077 units. We earn revenue and generate cash primarily by collecting monthly rent from our apartment residents.

We currently have five communities with a total of 1,367 units under construction, for a total estimated investment of $456,600,000, and an estimated balance to complete totaling $145,200,000. Expected delivery dates for these units range from fourth quarter 2008 through third quarter 2010. The development communities are located in Southern California, Northern California and the Seattle, Washington metro area. At September 30, 2008, we owned three parcels of land for future development located in Northern and Southern California.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2008 and 2007

Rental and ancillary income

Total rental and ancillary revenues were $89,414,000 for the three months ended September 30, 2008, compared to $83,175,000 for the same period in 2007. The increase in total rental and ancillary revenues was generated from both same-store and non same-store communities. In the third quarter of 2008, on a same-store basis, rental and ancillary revenues increased $2,765,000, or 3.5%, primarily due to increases in market rents. Monthly market rents in the same-store portfolio for the third quarter 2008 increased 2.8% to $1,530 per unit from $1,489 in the third quarter of 2007. We define our non same-store communities as communities acquired, developed and stabilized after June 30, 2007. These non same-store communities increased revenue by $3,474,000 for the three months ended September 30, 2008, compared to the same period in 2007. During the 15 months subsequent to June 30, 2007, we completed the construction of 872 units.

A summary of the components of revenues for the quarters ended September 30, 2008 and 2007 follows (dollar amounts in thousands):

	Three months ended September 30, 2008		Three months ended September 30, 2007		% Change
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	from 2007 to 2008
Rental income	$85,776	96%	$79,653	96%	8%
Ancillary income	3,638	4%	3,522	4%	3%

Total revenues	$89,414	100%	$83,175	100%	8%

The total increase in revenues of $6,239,000 for the three months ended September 30, 2008 as compared with the three months ended September 30, 2007 generated from same-store and non same-store communities was as follows (dollar amounts in thousands):

	2008 Increase	% Increase from 2007 to 2008
Same-store communities	$2,765	4%
Non Same-store communities	3,474	68%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$6,239	8%

Real estate expenses

For the quarter ended September 30, 2008, real estate expenses totaled $27,025,000 as compared with $25,258,000 for the quarter ended September 30, 2007. The year-over-year increase in total real estate expenses was attributable to same-store and non same-store communities. Same-store expenses increased $1,156,000, or 5.0%. Non same-store expenses increased $611,000, or 2.7% from the quarter ended September 30, 2007 which represents the increase in the year-over-year size of the portfolio.

A summary of the categories of real estate expenses for the three months ended September 30, 2008 and 2007 follows (dollar amounts in thousands):

	Three months ended September 30, 2008		Three months ended September 30, 2007		% Change
	Expense	% of Total Revenues	Expense	% of Total Revenues	from 2007 to 2008
Same-store	$24,109		$22,953		5%
Non same-store	2,916		2,305		27%

Total real estate Expenses	$27,025	30%	$25,258	30%	7%

Interest expense

Interest expense was $21,278,000 (net of $5,443,000 of interest capitalized to the cost of apartment communities under development and construction) for the quarter ended September 30, 2008, an increase of $944,000, or 4.6%, from the comparable period in 2007. Interest expense was $20,334,000 for the same period in 2007 (net of $6,054,000 of interest capitalized to the cost of apartment communities under development and construction). The year-over-year increase is primarily due to higher average borrowings outstanding partially offset by a lower average cost of floating rate debt.

General and administrative expenses

General and administrative expenses totaled $4,760,000 and $3,973,000 for the three months ended September 30, 2008 and 2007, respectively. The $787,000, or 20%, increase in the current period is primarily due to compensation costs related to increased staffing levels.

Other income

Other income for the quarter ended September 30, 2008 totaled $607,000 and is comprised of approximately $140,000 of interest income and approximately $440,000 of management fee income. Other income for the three months ended September 30, 2007 totaled $840,000 and is comprised of approximately $300,000 of interest income and approximately $400,000 of management fee income.

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

At September 30, 2008, we had four operating apartment communities and one excess land parcel classified as held for sale under the provisions of SFAS No. 144. The four operating apartment communities are located in: Sacramento, San Francisco, Seattle and the Inland Empire totaling 1,234 units. The estimated proceeds less anticipated costs to sell the assets held for sale at September 30, 2008 are greater than the carrying values as of September 30, 2008. Three of the operating properties were classified as held for sale in March 2008 and no depreciation has been recorded on the operating communities since February 2008. The remaining operating community was classified as held for sale in July 2008 and no depreciation has been recorded since June 2008.

During the third quarter of 2008, we sold three properties in Sacramento, California totaling 554 units: Canterbury Downs with 173 units; Rocklin Gold with 121 units and Pinnacle at Blue Ravine with 260 units. The three communities were sold for an aggregate sales price of approximately $72,500,000, resulting in a net gain on sale of approximately $24,820,000.

During the third quarter of 2007, we sold two communities totaling 640 units. The communities were sold for a sales price of approximately $67,500,000 resulting in a net gain on sale of approximately $39,200,000.

During the third quarter of 2008, the combined results of operations generated by the four operating apartment communities held for sale during the third quarter 2008 and the three operating properties sold during the third quarter of 2008 are included in discontinued operations on the consolidated statements of income and total $2,881,000. During the third quarter of 2007, the combined results of operations generated by the four operating apartment communities held for sale as of September 30, 2008, the three properties sold during the third quarter of 2008, and the four properties sold during 2007 are included in the discontinued operations line on the consolidated statements of income and total $3,302,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the third quarter of 2008 and 2007 represent the portion of dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. For 2007, dividends attributable to preferred stock include dividends up to the redemption date on September 14, 2007 on our 8.08% Series B preferred stock. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

Net Income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended September 30, 2008 was $41,559,000, or $0.80 per diluted share, as compared with $51,425,000 or $0.99 per diluted share, for the comparable period in 2007.

Comparison of the Nine Months Ended September 30, 2008 and 2007

Rental and ancillary income

Total rental and ancillary revenues were $262,588,000 for the nine months ended September 30, 2008, compared to $242,887,000 for the same period in 2007. The increase in total rental and ancillary revenues was generated from both same-store and non same-store communities. During the nine months ended September 30, 2008, on a same store basis, rental and ancillary revenues increased $9,252,000, or 4.0%, primarily due to increases in market rents. Monthly market rents in the same-store portfolio for the nine months ended September 30, 2008 grew 3.6% to $1,504 per unit from $1,452 during the same period of 2007. We define our non-same-store communities as communities acquired, developed and stabilized after December 31, 2007. These non same-store communities increased revenue by $10,449,000 for the nine months ended September 30, 2008, compared to the same period in 2007. During the 21 months subsequent to December 31, 2006, we completed the construction of 872 units.

A summary of the components of revenues for the nine months ended September 30, 2008 and 2007 follows (dollar amounts in thousands):

	Nine months ended September 30, 2008		Nine months ended September 30, 2007		% Increase
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	from 2007 to 2008
Rental income	$252,008	96%	$232,626	96%	8%
Ancillary income	10,580	4%	10,261	4%	3%

Total revenues	$262,588	100%	$242,887	100%	8%

The total increase in revenues of $19,701,000 for the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007 generated from same-store and non same-store communities was as follows (dollar amounts in thousands):

	2008 Increase	% Increase from 2007 to 2008
Same-store communities	$9,252	4%
Non Same-store communities	10,449	83%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$19,701	8%

Real estate expenses

For the nine months ended September 30, 2008, real estate expenses totaled $78,683,000 as compared with $72,748,000 for the nine months ended September 30, 2007. The year-over-year increase in total real estate expenses was attributable to both same-store and non same-store communities. Same-store expenses increased $3,188,000, or 4.8%, attributed to increases in repair and maintenance items and the timing of these activities as compared with similar maintenance programs in 2007. Non same-store expenses increased $2,747,000 from the nine months ended September 30, 2007 and represents the increase in year over year size of the portfolio.

A summary of the categories of real estate expenses for the nine months ended September 30, 2008 and 2007 follows (dollar amounts in thousands):

	Nine months ended September 30, 2008		Nine months ended September 30, 2007		% Change
	Expense	% of Total Revenues	Expense	% of Total Revenues	from 2007 to 2008
Same-store	$70,033		$66,845		5%
Non same-store	8,650		5,903		47%

Total real estate Expenses	$78,683	30%	$72,748	30%	8%

Interest expense

Interest expense was $64,425,000 (net of interest capitalized to the cost of apartment communities under development of $16,155,000) for the nine months ended September 30, 2008, an increase of $3,994,000, or 7%, from the comparable period in 2007. Interest expense was $60,431,000 for the same period in 2007 (net of $18,190,000 of interest capitalized to the cost of apartment communities under development.) The year over year increase is primarily due to higher than average borrowings offset by a lower overall cost of debt.

General and administrative expenses

General and administrative expenses totaled $14,794,000 and $13,525,000 for the nine months ended September 30, 2008 and 2007, respectively. The $1,269,000 or 9% increase in the current period is primarily due to compensation costs related to increased staffing levels.

Other income

Other income for the nine months ended September 30, 2008 totaled $1,838,000 and is comprised of approximately $400,000 of interest income and approximately $1,300,000 of management fee income. Other income for the nine months ended September 30, 2007 totaled $5,031,000 and is comprised of $1,900,000 of legal settlement proceeds, approximately $1,700,000 of interest income, approximately $1,000,000 of management fee income and $300,000 in fees earned for forming three new joint ventures.

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

At September 30, 2008, we had four operating apartment communities and one excess land parcel classified as held for sale under the provisions of SFAS No. 144. The four operating apartment communities are located in: Sacramento, San Francisco, Seattle and the Inland Empire,

totaling 1,234 units. The estimated proceeds less anticipated costs to sell the assets held for sale at September 30, 2008 are greater than the carrying values as of September 30, 2008. Three of the operating properties were classified as held for sale in March 2008 and no depreciation has been recorded on the operating communities since February 2008. The remaining operating community was classified as held for sale in July 2008 and no depreciation has been recorded since June 2008.

During the first nine months of 2008, we sold three properties in Sacramento, California totaling 554 units: Canterbury Downs with 173 units, Rocklin Gold with 121 units and Pinnacle at Blue Ravine with 260 units. The three communities were sold for an aggregate sales price of approximately $72,500,000, resulting in a net gain on sale of approximately $24,820,000.

During the first nine months of 2007, we sold two communities totaling 640 units. The communities were sold for a sales price of approximately $67,500,000, resulting in a net gain on sale of approximately $39,200,000.

During the first nine months of 2008, the combined results of operations generated by the four operating apartment communities held for sale during the third quarter of 2008 and the three operating properties sold during the third quarter of 2008 are included in discontinued operations on the consolidated statements of income and total $8,958,000. During the first nine months of 2007, the combined results of operations generated by the four operating apartment communities held for sale as of September 30, 2008, the three properties sold during the third quarter of 2008, and the four properties sold during 2007 are included in the discontinued operations line on the consolidated statements of income and total $9,273,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the first nine months of 2008 and 2007 represent the dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. For 2007, dividends attributable to preferred stock include dividends on our 8.08% Series B preferred stock which was redeemed September 14, 2007. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

Net Income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the nine months ended September 30, 2008 was $71,713,000, or $1.38 per diluted share, as compared with $78,485,000 or $1.51 per diluted share, for the comparable period in 2007.

Liquidity and Capital Resources

During the past year, deteriorating economic conditions and tumult in the global financial markets have resulted in a decline in financing activity and slower economic growth through the third quarter of 2008. For the nine month period ended September 30, 2008, continued concerns regarding the strength and stability of the U.S. financial system have contributed to increased market volatility and diminished expectations for the U.S. economy. These conditions, combined with, declining business and consumer confidence and increased unemployment have contributed to a substantial increase in market volatility, including the BRE share price.

As a result of these market conditions, the cost and availability of credit has been adversely affected. While BRE’s access to credit has not been impacted to date, concern regarding future economic conditions has lead many sources of capital to reduce and, in some cases, cease to provide funding to borrowers. In addition, some capital providers are at risk of default on previous commitments to advance capital. If these market conditions continue or worsen, they may limit our ability to timely refinance our maturing loans and access the capital markets to meet liquidity needs, resulting in an adverse effect on our financial condition and results of operations.

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. However, permanent financing may not be available on favorable terms, or at all. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. For the nine months ended September 30, 2008, cash flows generated from operating activities were greater than distributions to common shareholders, preferred shareholders and minority members by approximately $14,000,000. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured credit facility provides adequate liquidity to address temporary cash shortfalls. We expect that annual cash flows from operations will exceed annual distributions to equity holders, which is consistent with prior years. Annual cash flows from operating activities exceed annual distributions to common shareholders, preferred shareholders and minority members by approximately $30,000,000 and $45,500,000 for the years ended December 31, 2007 and 2006, respectively.

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

On September 18, 2007, we amended and restated our credit agreement with a group of 18 lenders, increasing the size of the revolving credit facility from $600,000,000 to $750,000,000 and extending the maturity date from January 18, 2010 to September 18, 2012. The new amended and restated facility has a five-year term. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, we pay a 0.15% annual facility fee on the capacity of the facility. Borrowings under our revolving unsecured line of credit totaled $295,000,000 at September 30, 2008, compared to $205,000,000 at December 31, 2007. Borrowings under the credit facility are used to fund acquisition and development activities as well as for general corporate purposes. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

On March 13, 2007, we completed a $300,000,000 offering of 10-year senior unsecured notes. Interest is payable semiannually on March 15 and September 15; the notes mature on March 15, 2017. These 10-year notes were issued at 99.863% of par value, with a coupon rate of 5.50%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $297,000,000.

Proceeds from this offering were used for general corporate purposes, including the repayment of debt, funding for development activities and financing for acquisitions. Pending these uses, we initially used the proceeds from this offering to reduce borrowings under our revolving unsecured credit facility.

We had a total of $1,540,000,000 principal amount in unsecured senior notes at September 30, 2008, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
March 2009	$50,000,000	3.580%
September 2009	150,000,000	5.750%
May 2010	150,000,000	4.875%
January 2011	250,000,000	7.450%
February 2012[1]	460,000,000	4.125%
February 2013	130,000,000	7.125%
March 2014	50,000,000	4.700%
March 2017	300,000,000	5.500%

Total / Weighted Average Interest Rate	$1,540,000,000	5.419%

[1]

The $460,000,000 Convertible Senior Notes mature August 2026, but we may call the notes for redemption on or after February 2012, and investors may require us to repurchase the notes on certain specified dates, the first of which is also February 2012.

In addition, at September 30, 2008, we had mortgage indebtedness with a total principal amount outstanding totaling $152,163,000 at an average interest rate of 6.13%, and remaining terms of from less than one year to six years.

As of September 30, 2008, we had total outstanding debt balances of approximately $1,987,000,000 and total outstanding consolidated shareholders’ equity and minority interests of approximately $946,000,000, representing a debt to total book capitalization ratio of 68%.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants during the three and nine months ended September 30, 2008 and 2007.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2008, such as scheduled debt repayments, construction funding and property acquisitions. At September 30, 2008, we had an estimated cost of approximately $145,000,000 to complete existing construction in progress, with funding estimated from 2008 through 2010. Scheduled debt repayments through December 31, 2008 total approximately $667,000.

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

On April 26, 2007, our Board of Directors authorized us to purchase an aggregate of up to $100,000,000 in shares of our common stock. As of November 5, 2008, we have not purchased any shares under this authorization.

We continue to consider other sources of possible funding, including further joint ventures and additional secured construction and term debt. We own unencumbered real estate assets that could be sold, contributed to joint ventures or used as collateral for financing purposes (subject to certain lender restrictions). We also own encumbered assets with significant equity that could be further encumbered should other sources of capital not be available (subject to certain lender restrictions).

Construction in progress and land under development

The following table provides data on our multifamily properties that are currently under various stages of development and construction. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot provide assurance that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed units shown in the table below. In addition to the properties below, we have predevelopment and deposits on land under contract for potential projects totaling approximately $27,000,000.

(Dollar amounts in millions) Property Name	Location	Number of Units	Costs Incurred to Date September 30, 2008 [1]	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date[2]
Construction in Progress
5600 Wilshire	Los Angeles, CA	284	$127.6	$134.2	$6.6	1Q/2009
Park Viridian	Anaheim, CA	320	75.0	89.2	14.2	4Q/2009
Taylor 28 Apartments	Seattle, WA	197	38.7	59.8	21.1	2Q/2009
Belcarra Apartments	Bellevue, WA	296	43.1	83.7	40.6	1Q/2010
Crossings	Santa Clara, CA	270	27.0	89.7	62.7	3Q/2010

Total Construction in Progress		1,367	$311.4	$456.6	$145.2

Property Name	Location	Number of Units	Costs Incurred to Date September 30, 2008	Estimated Total Cost	Estimated Construction Start
Land Under Development[3]
Wilshire La Brea [4]	Los Angeles, CA	470	$83.0	$295.0	2H/2009
Pleasanton	Pleasanton, CA	240	12.6	72.1	2H/2010
Stadium Park II	Anaheim, CA	TBD	23.1	TBD	TBD

Total Land Under Development		710	$118.7	$367.1

(1)	Reflects all recorded costs incurred as of September 30, 2008, recorded on our consolidated balance sheet as “Direct investments in real estate-construction in progress.”

(2)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.

(3)	Land under development represents projects in various stages of pre-development, development, and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our consolidated balance sheet.

(4)	Project’s estimated cost reflects the construction of 470 units and 40,000 square feet of retail. The estimated unit count and costs reflect the current underlying entitlements associated with the site.

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our 2008 annual dividend on our common shares was increased to $2.25 per share, from $2.15 per share in 2007. Total dividends paid to common shareholders for the nine months ended September 30, 2008 and 2007 were $86,935,000 and $82,258,000, respectively. In addition, we paid $8,859,000 in aggregate on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock during the nine months ended September 30, 2008 and $13,169,000 in aggregate dividends on our 8.08% Series B, 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock during the nine months ended September 30, 2007.

Total distributions to minority members of our consolidated subsidiaries were $1,741,000 and $1,629,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

As of September 30, 2008, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of September 30, 2008, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, which management anticipates would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2008, an aggregate of 21,500 limited partnership units in BRE Properties Investors LLC were exchanged for shares of BRE common stock with a one-to-one exchange ratio. The exchange of limited partnership units for shares of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

On April 26, 2007, our Board of Directors authorized an increase in the aggregate value of shares of our common stock that we may repurchase from $60,000,000 to up to $100,000,000. The timing of repurchase activity is dependent upon the market price of our shares of common stock and other market conditions and factors. No shares were repurchased during the nine months ended September 30, 2008.

Issuer Purchases of Equity Securities

	(a) Total Number of Shares (or Units) Purchased [1]	(b) Average Price Paid per Share (or Unit)[2]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Traded Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 though July 31, 2008	—	—	—	—
August 1, 2008 though August 31, 2008	—	—	—	—
September 1, 2008 though September 30, 2008	1,719	$47.43	—	—
Total	1,719	$47.43	—	—

[1]	During the three months ended September 30, 2008, we withheld an aggregate of 1,719 shares of restricted stock to pay taxes due upon vesting of such restricted stock.

[2]	Average price paid per share owned and forfeited by employees to satisfy tax withholding requirements in the vesting of restricted shares is calculated based on the share price on the day of vesting.

ITEM 3.	Defaults Upon Senior Securities.

None

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits.

10.1	Employment Agreement with Stephen C. Dominiak dated August 12, 2008 (previously filed on August 13, 2008 as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K).

10.2	Employment Agreement with Kerry Fanwick dated January 2, 2007.

10.3	First Amendment to the Amended and Restated Employment Agreement with Bradley P. Griggs dated November 22, 2006 (As amended and restated as of December 2007

10.4	Second Amendment to the Amended and Restated Employment Agreement with Bradley P. Griggs dated November 22, 2006. (As amended and restated as of August 11, 2008).

10.5	First Amendment to the Amended and Restated Employment Agreement with Deirdre A. Kuring dated November 20, 2006. (As amended and restated as of August 11, 2008).

11	Statement Re: Computation of Per Share Earnings

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.

(Registrant)

Date: November 6, 2008	/s/ Henry L. Hirvela
Henry L. Hirvela
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits.

10.1	Employment Agreement with Stephen C. Dominiak dated August 12, 2008 (previously filed on August 13, 2008 as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K).

10.2	Employment Agreement with Kerry Fanwick dated January 2, 2007.

10.3	First Amendment to the Amended and Restated Employment Agreement with Bradley P. Griggs dated November 22, 2006 (As amended and restated as of December 2007

10.4	Second Amendment to the Amended and Restated Employment Agreement with Bradley P. Griggs dated November 22, 2006. (As amended and restated as of August 11, 2008).

10.5	First Amendment to the Amended and Restated Employment Agreement with Deirdre A. Kuring dated November 20, 2006. (As amended and restated as of August 11, 2008).

11	Statement Re: Computation of Per Share Earnings

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.