Form 10-K
period 2008-12-31
BRE PROPERTIES INC /MD/
filed 2009-02-18
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes    ☒ No

At June 30, 2008, the aggregate market value of the registrant’s shares of Common Stock, par value $.01 per share, held by non-affiliates of the registrant was approximately $2,209,000,000. At January 30, 2009 51,150,957 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders of BRE Properties, Inc. to be filed within 120 days of December 31, 2008 are incorporated by reference in Part III of this report.

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

References in this Annual Report on Form 10-K to “BRE,” “Company,” “we” or “us” refer to BRE Properties, Inc., a Maryland corporation.

Corporate Profile

We are a self-administered equity real estate investment trust, or REIT, focused on the development, acquisition and management of multifamily apartment communities in eight targeted metropolitan markets of the Western United States. At December 31, 2008, our multifamily portfolio had real estate assets with a net book value of approximately $2.9 billion, which included: 72 wholly or majority owned stabilized multifamily communities, aggregating 21,196 units in California, Washington and Arizona; thirteen stabilized multifamily communities owned through joint ventures comprised of 4,080 apartment units; and eight apartment communities in various stages of construction and development. We have been a publicly traded company since our founding in 1970 and have paid 153 consecutive quarterly dividends to our shareholders since inception.

Our business touches one of the most personal aspects of our customers’ lives—the place they call home. We believe this creates not just a responsibility, but an opportunity to set ourselves apart by seeing things from our residents’ point of view and putting them first in all we do. The power of this viewpoint is that what is good for our resident is good for our Company. As we build relationships with the people and communities we serve, we set ourselves apart in the marketplace and create long-term, income-producing investments for our shareholders. Our principal operating objective is to maximize the economic returns of our apartment communities so as to provide our shareholders with the greatest possible total return and value. To achieve this objective, we pursue the following primary strategies and goals:

•

Communicate a clear, results-oriented strategic direction based on the five-year plan developed by management and reviewed and approved by the Board of Directors; that is the driver behind all key decisions;

•

Manage our business to yield a compelling combination of income and growth by achieving and maintaining high occupancy levels, dynamic pricing, and operating margin expansion through operating efficiencies and cost controls, and by deploying new and recycled capital to supply-constrained markets of the Western United States;

•	Maintain balance sheet strength and maximize financial flexibility to provide continued access to attractively priced capital for strategic growth opportunities;

•	Respond openly and honestly to all investors by disclosing financial results comprehensively and efficiently, and making our business transparent to investors through our public disclosure; and

•	Create a valuable customer experience that focuses on services from our residents’ point of view, and generates increased profitability from resident retention and referrals.

We believe we can best achieve our objectives by developing, acquiring and internally managing high-quality apartment communities in high-demand, supply-constrained locations in the most attractive places to live in the Western United States, primarily coastal California. Our communities are generally near the business, transportation, employment and recreation centers essential to customers who value the convenience, service and flexibility of rental living. Recognizing that customers have many housing choices, we focus on developing and acquiring apartment homes with customer-defined amenities and providing professional management services, delivered by well-trained associates. We have concentrated our investment and business focus in California and other markets in the Western United States because of certain market characteristics that we find attractive, including the propensity to rent, and the scarcity of undeveloped land. From time to time, we dispose of assets that do not meet our long-term investment criteria, recycling the capital derived from property sales into apartment communities in supply-constrained locations that offer higher long-term return opportunities.

Events During 2008

During 2008, we sold six communities totaling 1,484 units: Blue Rock Village, with 560 units located in Vallejo, California; The Park at Dash Point, with 280 units located in Seattle, Washington; Pinnacle at Blue Ravine with 260 units, located in Sacramento, California; Canterbury Downs, with 173 units located in Sacramento, California; Rocklin Gold with 121 units located in Sacramento, California; and Quail Chase with 90 units located in Sacramento, California. The six communities were sold for net sales proceeds totaling approximately $163,215,000, resulting in a net gain on sale of approximately $65,984,000.

During 2008, we completed construction of three development communities: Avenue 64, with 224 units in Emeryville, California; The Stuart at Sierra Madre with 188 units in Pasadena, California and Renaissance at Uptown Orange with 460 units in Orange, California. The aggregate investment in the three communities totals $241,880,000.

As of December 31, 2008, we had one operating apartment community classified as held for sale, which is expected to be sold to an unrelated third party within twelve months after December 31, 2008.

As of December 31, 2008, we owned five sites that were under construction. The aggregate investment on these five sites is expected to total approximately $456,600,000. We had an estimated cost of $105,900,000 to complete existing construction in progress, with completion dates estimated from 2009 through 2010.

As of December 31, 2008, we owned three parcels of land that are going through the entitlement process with anticipated construction start dates in 2010.

On December 24, 2008, we repurchased $10,400,000 of our $460,000,000 4.125% convertible senior unsecured notes, resulting in a $2,369,000 net gain on extinguishment of debt.

In the fourth quarter of 2008, we recognized in other income $4,400,000 in proceeds from a legal settlement related to Pinnacle Galleria and a forfeited escrow deposit totaling $1,007,000 from a potential buyer of an asset held for sale that failed to close.

In the fourth quarter of 2008, we recorded a $5,119,000 nonroutine abandonment charge included in other expenses, related to three sites under option agreements or letters of intent. The abandonment charge is associated with the deceleration of our development program due to current and expected deterioration of economic conditions and credit availability.

Subsequent to the year end, we notified 33 employees that their positions had been eliminated. As a result, during the fourth quarter of 2008, we incurred cash severance charges totaling approximately $1,500,000, of which $600,000 was recorded as an expense, and $900,000 was capitalized as a development cost. The reduction in force involved management and staff level associates primarily in the development area, reducing the overall level of employees by 4%, and development personnel by 36%.

Subsequent to the end of the year, we sold an excess parcel of land in Santa Clara, California, classified as held for sale at December 31, 2008, gross sales proceeds totaled $17,100,000.

Events During 2007

In January of 2007, we acquired a 3.5-acre land site in Los Angeles for approximately $66,500,000. The site represents 470 units of future development, and an estimated total investment of $297,000,000 upon completion.

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

On September 14, 2007, we redeemed all 3,000,000 shares of 8.08% Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.42644 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends to the redemption date. The initial issuance costs totaling $2,768,000 associated with the Series B Cumulative Redeemable Preferred Stock were included in net income available to common shareholders during the third quarter of 2007.

On September 18, 2007, we amended and restated our credit agreement with a group of 18 lenders, increasing the size of the revolving credit facility from $600,000,000 to $750,000,000 and extending the maturity date from January 18, 2010 to September 18, 2012. The new amended and restated facility has a five-year term. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, we pay a 0.15% annual facility fee on the capacity of the facility. Borrowings under our revolving unsecured line of credit totaled $245,000,000 at December 31, 2008, compared to $205,000,000 at December 31, 2007. Borrowings under the credit facility are used to fund acquisition and development activities as well as for general corporate purposes. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

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

On August 15, 2006, we completed a private offering of $460,000,000 aggregate principal amount of convertible senior unsecured notes that mature on August 15, 2026. The notes bear interest at a fixed coupon rate of 4.125%. The notes may be converted into shares of our common stock (“Common Shares”), at the option of the holder, under specific circumstances, or on or after July 15, 2026, at an initial conversion rate of 14.0432 shares per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $71.21 per share, which represents a 27.50% premium over the $55.85 closing price of our stock at the time the transaction was priced. We used the net proceeds from the issuance to concurrently repurchase 1,342,883 shares of our common stock for approximately $75,000,000 at a price of $55.85 per share. The remaining net proceeds were used to repay indebtedness under our revolving unsecured credit facility and to redeem $150,000,000 of unsecured notes scheduled to mature March 2007. Prepayment charges associated with the early retirement of the $150,000,000 of senior unsecured notes scheduled to mature March 2007 totaled $576,000 and are recorded as other expenses on the consolidated statement of income.

On November 1, 2006, we acquired Carmel Summit, a 246 unit operating multifamily community located in San Diego, California, for an acquisition price of approximately $53,000,000. We funded this property acquisition with borrowings under our unsecured revolving line of credit.

During 2006, we completed construction of three development communities: The Heights, with 208 units in Chino Hills, California; Bridgeport Coast with 188 units in Santa Clarita, California; Galleria at Towngate with 268 units in Moreno Valley, California. The aggregate investment in the three communities totals $121,000,000.

Competition

All of our communities are located in urban and suburban areas that include other multifamily communities. There are many other multifamily properties and real estate companies within these areas that compete with us for residents and development and acquisition opportunities. Such competition could have a material effect on our ability to lease apartment homes at our communities or at any newly developed or acquired communities and on the rents charged. We may be competing with others that have greater resources than us. In addition, other forms of residential properties, including single-family housing, provide housing alternatives to potential residents of upscale apartment communities.

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

Our long-range investment policy emphasizes the development, construction and acquisition of multifamily communities located in California and other markets in the Western United States. As circumstances warrant, certain properties may be sold and the proceeds reinvested into multifamily communities that our management believes better align with our growth objectives. Among other items, this policy is intended to enable our management to monitor developments in local real estate markets and to take an active role in managing our properties and improving their performance. The policy is subject to ongoing review by our Board of Directors and may be modified in the future to take into account changes in business or economic conditions, as circumstances warrant.

Employees

As of December 31, 2008, we had 793 employees. No employee is covered by collective bargaining agreements.

Company Website

To view our current and periodic reports free of charge, please go to our website at www.breproperties.com. We make these postings as soon as reasonably practicable after our filings with the SEC. Our website contains copies of our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and the charters of each of our Audit, Compensation, and Nominating and Governance Committees. This information is also available in print to any shareholder who requests it by contacting us at BRE Properties, Inc., 525 Market St., 4th Floor, San Francisco, California, 94105, attention: Investor Relations. Information contained on our website is not and should not be deemed a part of this report or a part of any other report or filing with the SEC.

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

Additionally, see Part II, Item 8 and Part IV, Item 15 of this report for our consolidated financial statements.

Executive Officers

The following persons were executive officers of BRE as of February 18, 2009:

Name	Age at February 18, 2009	Position(s)
Constance B. Moore	53	President, Chief Executive Officer and Director
Edward F. Lange, Jr.	49	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director
Stephen C. Dominiak	44	Executive Vice President, Chief Investment Officer
Kerry Fanwick	53	Executive Vice President, General Counsel

Ms. Moore has served as President and Chief Executive Officer since January 2005. Prior to serving as the Company’s Chief Executive Officer, she served as our Chief Operating Officer from July of 2002 through December 2004. Ms. Moore held several executive positions with Security Capital Group & Affiliates, an international real estate operating and investment management company, from 1993 to July 2002, including Co-Chairman and Chief Operating Officer of Archstone-Smith Trust, a Colorado-based multifamily real estate investment trust. Ms. Moore holds a Master of Business Administration Degree from the University of California, Berkeley and a Bachelor’s Degree in Business Administration from San Jose State University.

Mr. Lange has served as Chief Operating Officer since January 2007 and assumed the additional position of Chief Financial Officer in November 2008. Mr. Lange served as Chief Financial Officer from July 2000 through April 2008. Prior to joining BRE, he served as Executive Vice President and Chief Financial Officer at Health Care REIT, Inc., an Ohio-based senior housing real estate investment trust, from 1996 to June 2000. Prior to joining Health Care REIT, Inc. Mr. Lange was a Senior Vice President of Finance and a member of the executive management team of the Mediplex Group, Inc. and affiliated companies from 1992 to 1996. Mr. Lange holds a Master of Business Administration Degree from the University of Connecticut and a Bachelor’s Degree in Urban Planning from the University of Massachusetts.

Mr. Dominiak has served as Executive Vice President, Chief Investment Officer since August 2008. Prior to joining BRE, Mr. Dominiak was the Division President and Managing Partner for JPI’s western division from 2004 to August 2008, a Division Vice President for BRE’s Southern California region from 2003 to 2004, and a Group Vice President for Archstone-Smith Trust in Southern California from 1995 to 2003. Mr. Dominiak holds a Master of Business Administration Degree from the University of California, Irvine, and both a Master’s Degree in city and regional planning and a Bachelor’s Degree in architecture from the University of Texas, Arlington.

Mr. Fanwick, was promoted to Executive Vice President, General Counsel in July 2008. Prior to serving as the Company’s Executive Vice President, General Counsel, he served as Senior Vice President, General Counsel from February 2007 through July 2008. Mr. Fanwick was a co-founding partner of Miller & Fanwick, LLP, a law firm specializing in business and financial strategies, where he served as partner from May 1998 to December 2006. Previously, he served as general counsel for First Nationwide Bank from 1990 to 1998; an attorney at the law firm of Wilson, Sonsini, Goodrich & Rosati from 1981 to 1985; and in-house counsel and a member of senior management for various financial services and real estate companies. Mr. Fanwick received his Juris Doctor Degree from Stanford Law School and is a licensed California Certified Public Accountant.

There is no family relationship among any of our executive Officers or Directors.

Item 1A. RISK FACTORS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Risks Due to Current Economic Conditions

If the global economic crisis intensifies or continues in the long-term, our business, results of operations, cash flows and financial condition could be adversely affected.

During the past twelve to eighteen months, a confluence of many factors have contributed to diminish expectations for the U.S. economy and increase market volatility for publicly traded securities, including the common shares of publicly owned companies. These factors include the availability and cost of credit, limited liquidity in the U.S. home mortgage market, declining real estate fundamentals and market valuations, declining business and consumer confidence, and increased unemployment. These conditions have combined to create an unprecedented level of market volatility, which has influenced the price of our shares. These economic conditions have also affected lenders who provide capital that we use to support elements of our business plan. Access to funds under our credit facility is dependent on the ability of the lenders that are parties to such facility to meet their funding commitments to us. In addition, we may not be able to access additional capital, or obtain financing on terms satisfactory to us. If we are not able to attract financing on satisfactory terms and we do not have sufficient operating cash flow to meet our normal business obligations, we may need to find alternative ways to increase liquidity. Such alternatives may include, without limitation:

•	divesting properties, whether or not they otherwise meet our long-term strategic objectives;

•	issuing and selling debt and equity securities in public or private transactions under less than optimal conditions;

•	entering into leases with our tenants at lower rental rates or less than optimal terms; and /or

•	entering into lease renewals with our existing tenants without an increase in rental rates at turnover.

We cannot assure you, however, that such alternative ways to increase liquidity will be available to us. If we do not have sufficient cash flows and income from operations to meet our financial commitments and our lenders are not able to meet their funding commitments to us or we are not able to secure additional financing, our results of operations and our ability to make distributions to our shareholders and pay amounts due on our debt obligations could be adversely affected.

Risks Due to Investment in Real Estate

Decreased revenues or increased operating expenses may cause decreased yields from an investment in real property.

Real property investments are subject to varying degrees of risk. The yields available from investments in real estate depend upon the amount of revenues generated and expenses incurred. If properties do not generate revenues sufficient to meet operating expenses, including debt service and capital expenditures, our results from operations and our ability to make distributions to our shareholders and pay amounts due on our debt will be adversely affected. The performance of the economy in each of the areas in which the properties are located affects occupancy, market rental rates and expenses. These factors consequently can have an impact on revenues from the properties and their underlying values. The financial results and labor decisions of major local employers may also have an impact on the revenues from and value of certain properties.

Other factors may further adversely affect revenues from and values of our properties. These factors include the general economic climate, local conditions in the areas in which properties are located such as an oversupply of apartment units or a reduction in the demand for apartment units, the attractiveness of the properties to residents, competition from other multifamily communities and our ability to provide adequate facilities maintenance, services and amenities. Our revenues would also be adversely affected if residents were unable to pay rent or we were unable to rent apartments on favorable terms. If we were unable to promptly relet or renew the leases for a significant number of apartment units, or if the rental rates upon renewal or reletting were significantly lower than expected rates, then our funds from operations and our ability to make expected distributions to our shareholders and pay amounts due on our debt could be adversely affected. There is also a risk that as leases on the properties expire, residents will vacate or enter into new leases on terms that are less favorable to us. Operating costs, including real estate taxes, insurance and maintenance costs, and mortgage payments, if any, do not, in general, decline when circumstances cause a reduction in income from a property. We could sustain a loss as a result of foreclosure on the property, if a property is mortgaged to secure payment of indebtedness and we were unable to meet our mortgage payments. In addition, applicable laws, including tax laws, interest rate levels and the availability of financing also affect revenues from properties and real estate values.

If we are unable to implement our growth strategy, or if we fail to identify, acquire or integrate new acquisitions, our results may suffer.

Our future growth will be dependent upon a number of factors, including our ability to identify acceptable properties for development and acquisition, complete acquisitions and developments on favorable terms, successfully integrate acquired and newly developed properties, and obtain financing to support expansion. We cannot assure you that we will be successful in implementing our growth strategy, that growth will continue at historical levels or at all, or that any expansion will improve operating results. The failure to identify, acquire and integrate new properties effectively could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Development and construction projects may not be completed or completed successfully.

As a general matter, property development and construction projects typically have a higher, and sometimes substantially higher, level of risk than the acquisition of existing properties. We intend to actively pursue development and construction of multifamily apartment communities. We cannot assure you that we will complete development of the properties currently under development or any other development project that we may undertake. Risks associated with our development and construction activities may include the following:

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

In the normal course of business, we typically evaluate potential acquisitions, enter into non-binding letters of intent, and may, at any time, enter into contracts to acquire and may acquire additional properties. However, we cannot assure you that we will have the financial resources to make suitable acquisitions or that properties satisfying our investment policies will be available for acquisition. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property might prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical; financing not being available on favorable terms or at all; and rehabilitation and lease-up not being completed on schedule. In addition, there are general real estate investment risks associated with any new real estate investment, including environmental risks. Although we undertake an evaluation of the physical condition of each new property before it is acquired, certain defects or necessary repairs may not be detected until after the property is acquired. This could significantly increase our total acquisition costs, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Illiquidity of real estate and reinvestment risk may reduce economic returns to investors.

Real estate investments are relatively illiquid and, therefore, tend to limit our ability to adjust our portfolio in response to changes in economic or other conditions. Additionally, the Internal Revenue Code places certain limits on the number of properties a REIT may sell without adverse tax consequences. To effect our current operating strategy, we have in the past raised, and will seek to continue to raise additional funds, both through outside financing and through the orderly disposition of assets that no longer meet our investment criteria. However, we cannot assure you that we will be able to dispose of these assets, particularly during periods of decline in the real estate market, and the inability to make these dispositions may prevent us from executing our operating strategy and could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt. Depending upon interest rates, current development and acquisition opportunities and other factors, generally we will reinvest the proceeds from any property dispositions in additional multifamily properties, although such funds may be employed in other uses. We cannot assure you that the proceeds realized from the disposition of assets, which no longer meet our investment criteria, can be reinvested to produce economic returns comparable to those being realized from the properties disposed of, or that we will be able to acquire properties meeting our investment criteria. If we are unable to reinvest proceeds from the properties that no longer meet our investment criteria, or if properties acquired with any such proceeds produce a lower rate of return than the properties disposed of, our results of operations and our ability to make distributions to our shareholders and pay amounts due on our debt could be adversely affected. In addition, a delay in reinvestment of any such proceeds could also have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

We may seek to structure future dispositions as tax-free exchanges, where appropriate, utilizing the non-recognition provisions of Section 1031 of the Internal Revenue Code to defer income taxation on the disposition of the exchanged property. For an exchange of these properties to qualify for tax-free treatment under Section 1031 of the Internal Revenue Code, certain technical requirements must be met. Given the competition for properties meeting our investment criteria, it may be difficult for us to identify suitable properties within the applicable time frames in order to meet the requirements of Section 1031. Even if we can structure a suitable tax-deferred exchange, as noted above, we cannot assure you that we will reinvest the proceeds of any of these dispositions to produce economic returns comparable to those currently being realized from the properties which were disposed of.

Substantial competition among multifamily properties and real estate companies may adversely affect our rental revenues and development and acquisition opportunities.

All of the properties currently owned by us are located in defined urban and suburban locations. There are numerous other multifamily properties and real estate companies, many of which have greater financial and other resources than we have, within the market area of each of our properties which compete with us for residents and development and acquisition opportunities. The number of competitive multifamily properties and real estate companies in these areas could have a material effect on (1) our ability to rent the apartments and the rents charged, and (2) development and acquisition opportunities. The activities of these competitors could cause us to pay a higher price for a new property than we otherwise would have paid or may prevent us from purchasing a desired property at all, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Our operations are concentrated in the Western United States; we are subject to general economic conditions in the regions in which we operate.

Our portfolio is primarily located in the counties and municipalities that comprise the San Francisco Bay Area, Los Angeles, Inland Empire, Orange County, San Diego, Sacramento, Seattle and Phoenix. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other properties and alternative forms of housing. In that regard, these areas are currently experiencing economic recessions and depressed conditions in the local real estate and rental markets. To the extent general economic or social conditions in any of these areas further deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to our shareholders and pay amounts due on our debt could be materially adversely affected.

Our insurance coverage is limited and may not cover all losses to our properties.

We carry comprehensive liability, fire, mold, extended coverage and rental loss insurance with respect to our properties with certain policy specifications, limits and deductibles. While as of December 31, 2008, we carried flood and earthquake insurance for our properties with an aggregate annual limit of $90,000,000, subject to substantial deductibles, we cannot assure you that this coverage will be available on acceptable terms or at an acceptable cost, or at all, in the future, or if obtained, that the limits of those policies will cover the full cost of repair or replacement of covered properties. In addition, there may be certain extraordinary losses (such as those resulting from civil unrest or terrorist acts) that are not generally insured (or fully insured against) or underinsured losses (such as those resulting from claims in connection with the occurrence of mold, asbestos, and lead) because they are either uninsurable or not economically insurable. Should an uninsured or underinsured loss occur to a property, we could be required to use our own funds for restoration or lose all or part of our investment in, and anticipated revenues from, the property and would continue to be obligated on any mortgage indebtedness on the property. Any such loss could have a material effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt. In addition, a failure of any of our insurers to comply with their obligations to us could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt

Adverse changes in laws may affect our potential liability relating to our properties and our operations.

Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to residents or users in the form of higher rents, and may adversely affect our cash available for distribution and our ability to make distributions to our shareholders and pay amounts due on our debt. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multifamily housing may reduce rental revenues or increase operating costs.

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

The operations of BRE Property Investors LLC are limited.

Seven of our properties are held by BRE Property Investors LLC, which is referred to in this Annual Report on Form 10-K as the operating company. We are the sole managing member of the operating company and, as of December 31, 2008, held approximately a 94% equity interest in it. Third parties as non-managing members hold the remaining equity interests in the operating company.

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

These restrictions on our ability to dissolve the operating company, even when such a disposition or dissolution of the operating company would be in our best interest, could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

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

We have not obtained updated surveys for all of the properties we have acquired or developed. Because updated surveys were not always obtained, the title insurance policies obtained by us may contain exceptions for matters that an updated survey might have disclosed. Such matters might include such things as boundary encroachments, unrecorded easements or similar matters, which would have been reflected on a survey. Moreover, because no updated surveys were prepared for some properties, we cannot assure you that the title insurance policies in fact cover the entirety of the real property, buildings, fixtures, and improvements which we believe they cover. Incomplete coverage in the event of a claim could have a material adverse effect on our ability to make distributions to our shareholders and pay amounts due on our debt.

Risks Due to Real Estate Financing

We anticipate that future developments and acquisitions will be financed, in whole or in part, under various construction loans, lines of credit, and other forms of secured or unsecured financing or through the issuance of additional debt or equity by us. We expect periodically to review our financing options regarding the appropriate mix of debt and equity financing. Equity, rather than debt, financing of future developments or acquisitions could have a dilutive effect on the interests of our existing shareholders. Similarly, there are certain risks involved with financing future developments and acquisitions with debt, including those described below. In addition, if new developments are financed through construction loans, there is a risk that, upon completion of construction, permanent financing for such properties may not be available or may be available only on disadvantageous terms or that the cash flow from new properties will be insufficient to cover debt service. If a newly developed or acquired property is unsuccessful, our losses may exceed our investment in the property. Any of the foregoing could have a negative impact on operations and our ability to make distributions to our shareholders and pay amounts due on our debt.

We may be unable to renew, repay or refinance our outstanding debt.

We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that indebtedness on our properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due or that the terms of any renewal or refinancing will not be as favorable as the existing terms of such indebtedness. If we were unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us. Such losses could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

Rising interest rates would increase the cost of our variable rate debt.

We have incurred and expect in the future to incur indebtedness and interest rate hedges that bear interest at variable rates. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt or cause us to be in default under certain debt instruments. In addition, an increase in market interest rates may lead holders of our common shares to demand a higher yield on their shares from distributions by us, which could adversely affect the market price for our common stock.

We may incur additional debt in the future.

We currently fund the acquisition and development of multifamily communities partially through borrowings (including our lines of credit) as well as from other sources such as sales of properties which no longer meet our investment criteria or the contribution of properties to joint ventures which may in turn secure debt. Our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, subject to limitations on indebtedness set forth in various loan agreements, we could become more highly leveraged, resulting in an increase in debt service, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt and in an increased risk of default on our obligations.

The restrictive terms of certain of our indebtedness may cause acceleration of debt payments.

At December 31, 2008, we had outstanding borrowings of approximately $1.9 billion. Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, and total debt to capital, among others. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Failure to hedge effectively against interest rates may adversely affect results of operations.

We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Hedging may reduce overall returns on our investments. Failure to hedge effectively against interest rate changes could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Potential Liability Under Environmental Laws

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances in, on, around or under such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of, or failure to remediate properly, hazardous or toxic substances may adversely affect the owner’s or operator’s ability to sell or rent the affected property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous or toxic substances at a disposal or treatment facility, whether or not the facility is owned or operated by the person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. Federal and state laws also regulate the operation and subsequent removal of certain underground storage tanks. In connection with the current or former ownership (direct or indirect), operation, management, development or control of real properties, we may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines, and claims for injuries to persons and property.

Our current policy is to obtain a Phase I environmental study on each property we seek to acquire and to proceed accordingly. We cannot assure you, however, that the Phase I environmental studies or other environmental studies undertaken with respect to any of our current or future properties will reveal:

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

Certain environmental laws impose liability on a previous owner of property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not relieve an owner of such liability. Thus, we may have liability with respect to properties previously sold by our predecessors or by us.

There have been a number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Insurance carriers have reacted to these liability awards by excluding mold related claims from standard policies and pricing mold endorsements separately. We have obtained a separate pollution insurance policy that covers mold-related claims and have adopted programs designed to minimize the existence of mold in any of our properties as well as guidelines for promptly addressing and resolving reports of mold. To the extent not covered by our pollution policy, the presence of significant mold could expose us to liability from residents and others if property damage, health concerns, or allegations thereof, arise.

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

Likewise, a portion of our consolidated assets is owned by our subsidiaries, effectively subordinating certain of our unsecured indebtedness to all existing and future liabilities, including indebtedness, trade payables, lease obligations and guarantees of our subsidiaries. The operating company has guaranteed amounts due under our unsecured credit facility with a syndicate of banks. The operating company and other of our subsidiaries may also, from time to time, guarantee other of our indebtedness. Therefore, our rights and the rights of our creditors, including the holders of other unsecured indebtedness, to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of such subsidiary’s creditors, except to the extent that we may ourselves be a creditor with recognized claims against the subsidiary, in which case our claims would still be effectively subordinate to any security interests in or mortgages or other liens on the assets of such subsidiary and would be subordinate to any indebtedness of such subsidiary senior to that held by us.

Provisions in our Charter and Bylaws That Could Limit a Change in Control or Deter a Takeover

In order to maintain our qualification as a REIT, not more than 50% in value of our outstanding capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities). In order to protect us against risk of losing our status as a REIT due to a concentration of ownership among our shareholders, our charter provides that any shareholder must, upon demand, disclose to our board of directors in writing such information with respect to such shareholder’s direct and indirect ownership of the shares of our stock as we deem necessary to permit us to comply or to verify compliance with the REIT provisions of the Internal Revenue Code, or the requirements of any other taxing authority. Our charter further provides, among other things, that if our board of directors determines, in good faith, that direct or indirect ownership of BRE stock has or may become concentrated to an extent that would prevent us from qualifying as a REIT, our board of directors may prevent the transfer of BRE stock or call for redemption (by lot or other means affecting one or more shareholders selected in the sole discretion of our board of directors) a number of shares of BRE stock sufficient in the opinion of our board of directors to maintain or bring the direct or indirect ownership of BRE stock into conformity with the requirements for maintaining REIT status. These limitations may have the effect of precluding acquisition of control of us by a third party without consent of our board of directors.

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

If we fail to qualify as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates, which would likely have a material adverse effect on us, our share price and our ability to make distributions to our shareholders and pay amounts due on our debt. In addition, unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. This treatment would reduce funds available for investment or distribution to our shareholders because of the additional tax liability to us for the year or years involved. In addition, we would no longer be required to make distributions to our shareholders. To the extent that distributions to our shareholders would have been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain investments to pay the applicable tax. Finally, we cannot assure you that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

General

In addition to the information in this Item 2, certain information regarding our property portfolio is contained in Schedule III (financial statement schedule) under Part IV, Item 15(a) (2).

Multifamily Property Data

Our multifamily properties represent 99% of our real estate portfolio and 99% of our total revenue.

Multifamily Properties	2008	2007	2006	2005	2004
Percentage of total portfolio at cost, as of December 31	99%	99%	99%	99%	100%
Percentage of total revenues, for the year ended December 31	99%	99%	99%	99%	99%

No single multifamily property accounted for more than 10% of revenues in any of the five years ended December 31, 2008.

This table summarizes information about our 2008 operating multifamily properties:

Market	Number of Communities	Units	Percentage of Revenue[1]	Percentage of NOI[1]	Occupancy[2]	Market Rent[3]
San Diego	13	3,958	20%	20%	94%	$1,574
San Francisco Bay Area	10	3,152	18%	19%	95%	$1,846
Orange County	9	3,005	15%	15%	94%	$1,669
Inland Empire	12	3,553	14%	14%	94%	$1,299
Seattle	12	3,211	14%	14%	93%	$1,344
Los Angeles	11	2,263	12%	12%	93%	$1,858
Sacramento	3	1,152	4%	4%	91%	$1,143
Phoenix	2	902	3%	2%	93%	$962

Total/Weighted Average	72	21,196	100%	100%	94%	$1,528

The following table discloses certain operating data about our consolidated multifamily units:

	December 31,
	2008	2007	2006	2005	2004
Total number of units	21,196	21,808	22,680	23,954	24,198
Portfolio occupancy[4]	94%	94%	94%	94%	94%
Average monthly rent per unit	$1,528	$1,424	$1,363	$1,191	$1,133
Total number of properties	72	77	81	85	85

[1]

Represents the aggregate revenue and net operating income (NOI) from properties in each market divided by the total revenue and net operating income of multifamily properties for the year ended December 31, 2008. Excludes NOI from properties sold in 2008.

[2]	Represents average physical occupancy for all stabilized properties for the twelve months ended December 31, 2008. The total is a weighted average by units for all communities shown.
[3]	Represents average prevailing market rent per unit for the twelve months ended December 31, 2008. The total is a weighted average by units for all communities shown.
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

	December 31,
	2008	2007	2006	2005	2004
Number of same-store units	19,053	19,233	19,104	18,286	19,012
Same-store units % of total units	90%	89%	84%	76%	79%
Same-store revenue increase	3.4%	5.0%	6.2%	4.2%	0.3%
Same-store expense increase	4.0%	1.5%	7.0%	2.1%	2.9%
Same-store NOI increase (decrease)	3.2%	6.5%	5.9%	5.2%	(0.8%)

Our business focus is the ownership, development and operation of multifamily communities; we evaluate performance and allocate resources primarily based on the net operating income (“NOI”) of an individual multifamily community. We define NOI as the excess of all revenue generated by the community (primarily rental revenue) less direct real estate expenses. Accordingly, NOI does not take into account community-specific costs such as depreciation, capitalized expenditures and interest expense. NOI, including NOI from discontinued operations, totaled approximately $268,000,000, $255,000,000, and $259,000,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

A reconciliation of net income available to common shareholders to NOI for the three years ended December 31 is as follows:

	Years ended December 31
	2008	2007	2006
	(amounts in thousands)
Net income available to common shareholders	$128,998	$109,191	$102,322
Interest expense, including discontinued operations	85,834	82,752	80,199
Provision for depreciation, including discontinued operations	81,459	79,949	74,834
Minority interests in income from consolidated subsidiaries	2,291	2,279	3,422
Net gain on sales of investments and rental properties	(65,984)	(55,957)	(38,302)
General and administrative expense	20,578	18,241	17,881
Dividends attributable to preferred stock	11,813	16,122	17,873
Other expenses	5,719	—	1,138
Net gain on extinguishment of debt	(2,369)	—	—
Redemption related preferred stock issuance cost	—	2,768	—

Net operating income	$268,339	$255,345	$259,367

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

Development Properties

The following table provides data on our eight multifamily properties that were under various stages of development and construction at December 31, 2008. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot assure that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed units shown in the table below. In addition to the properties below, we have made predevelopment investments and deposits on land under contract for potential projects totaling approximately $24,390,000.

(Dollar amounts in millions) Property Name	Location	Proposed Number of Units	Costs Incurred to Date— December 31, 2008[1]	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date[2]
Construction in Progress
5600 Wilshire	Los Angeles, CA	284	$130.5	$134.2	$3.7	1Q/2009
Park Viridian	Anaheim, CA	320	86.1	89.2	3.1	4Q/2009
Taylor 28 Apartments	Seattle, WA	197	49.0	59.8	10.8	2Q/2009
Belcarra Apartments	Bellevue, WA	296	51.0	83.7	32.7	1Q/2010
Crossings	Santa Clara, CA	270	34.1	89.7	55.6	3Q/2010

Total Construction in Progress		1,367	$350.7	$456.6	$105.9

Property Name	Location	Proposed Number of Units	Costs Incurred to Date— December 31, 2008	Estimated Total Cost
Land Owned[3]
Wilshire La Brea[4]	Los Angeles, CA	470	$85.9	$295.0
Pleasanton	Pleasanton, CA	240	13.0	72.1
Stadium Park II	Anaheim, CA	TBD	23.7	TBD

Total Land Owned		710	$122.6	$367.1

[1]

Reflects all recorded costs incurred as of December 31, 2008, recorded on our consolidated balance sheets as “direct investments in real estate-construction in progress. “ Included in this amount is $57.7 million of costs for the 159 completed units on 5600 Wilshire which are reflected on our consolidated balance sheet as “direct investments in real estate-investments in rental properties.”

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

[4]

Project’s estimated cost reflects the construction of 470 units and 40,000 square feet of retail. The estimated unit count and costs reflect the current underlying entitlements associated with the site.

Insurance, Property Taxes and Income Tax Basis

We carry comprehensive liability, fire, pollution, extended coverage and rental loss insurance on our properties with certain policy specifications, limits and deductibles. In addition, at December 31, 2008, we carried flood and earthquake coverage with an annual aggregate limit of $90,000,000 (after policy deductibles ranging from 2%-5% of damages). Management believes the properties are adequately covered by such insurance.

Property taxes on portfolio properties are assessed on asset values based on the valuation method and tax rate used by the respective jurisdictions. The gross carrying value of our direct investments in operating rental properties was $2,906,722,000 as of December 31, 2008. On the same date our assets had an underlying federal income tax basis of approximately $2,752,434,000, reflecting, among other factors, the carryover of basis on tax-deferred exchanges.

Headquarters

We lease our corporate headquarters at 525 Market Street, 4th Floor, San Francisco, California, 94105-2712, from Knickerbocker Properties, Inc., a Delaware corporation. The lease covers 28,339 rentable square feet at annual per square foot rents, which were $24.00 as of December 31, 2008. The lease term ends on February 1, 2016. We also maintain regional offices in: Seattle, Washington; Emeryville, Irvine and San Diego, California; Phoenix, Arizona; and Denver, Colorado.

Item 3.	LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the ordinary course of business. As of December 31, 2008, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, which management anticipates would have a material adverse effect upon our consolidated financial condition and results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “BRE”. As of January 30, 2009, there were approximately 3,522 recordholders of BRE’s common stock and the last reported sales price on the NYSE was $25.31. The number of holders does not include shares held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder. As of January 30, 2009, there were approximately 22,200 beneficial holders of BRE’s common stock.

This table shows the high and low sales prices of our common stock reported on the NYSE Composite Tape and the dividends we paid for each common share:

	Years ended December 31,
	2008			2007
	Stock Price		Dividends Paid	Stock Price		Dividends Paid
	High	Low		High	Low
First Quarter	$48.84	$34.01	$0.5625	$71.77	$61.10	$0.5375
Second Quarter	$51.87	$42.59	$0.5625	$64.84	$56.80	$0.5375
Third Quarter	$52.50	$40.13	$0.5625	$59.72	$50.33	$0.5375
Fourth Quarter	$49.19	$18.06	$0.5625	$59.83	$39.97	$0.5375

Since 1970, when BRE was founded, we have made regular and uninterrupted quarterly distributions to shareholders. The payment of distributions by BRE is at the discretion of the Board of Directors and depends on numerous factors, including our cash flow, financial condition and capital requirements, REIT provisions of the Internal Revenue Code and other factors.

Limited partnership units in BRE Property Investors LLC exchanged for shares of BRE common stock totaled 63,600 and 113,737 for the years ended December 31, 2008 and 2007, respectively.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008 for all of our equity compensation plans, including our Amended and Restated 1992 Employee Stock Plan, our 1999 Stock Incentive Plan and our Second Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Plan Category
Equity compensation plans approved by security holders	1,537,231	$32.53	1,173,977
Equity compensation plans not approved by security holders	—	—	—
Total	1,537,231	$32.53	1,173,977

COMPARATIVE STOCK PERFORMANCE

The line graph below compares the cumulative total shareholder return on BRE Common Stock for the last five years with the cumulative total return on the S&P 500 Index and the Morgan Stanley REIT Index over the same period. This comparison assumes that the value of the investment in the Common Stock and in each index was $100 on December 31, 2003 and that all dividends were reinvested (1).

BRE Properties, Inc.

	Period Ending
Index	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
BRE Properties, Inc.	100.00	127.33	150.72	223.36	144.90	105.84
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
MSCI US REIT (RMS)	100.00	131.49	147.44	200.40	166.70	103.40

(1)	Common Stock performance data is provided by SNL Securities and is calculated using the ex-dividend date.
(2)	Indicates appreciation of $100 invested on December 31, 2003 in BRE Common Stock, S&P 500, and Morgan Stanley REIT Index securities, assuming reinvestment of dividends discussed above.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

During the year ended December 31, 2008, an aggregate 63,600 limited partnership units in BRE Property Investors LLC were exchanged for shares of BRE common stock with a one to one exchange ratio. The exchange of limited partnership units for shares of our common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D.

Issuer Purchases of Equity Securities

	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[2]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Traded Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 though October 31, 2008	—	—	—	—
November 1, 2008 though November 30, 2008	—	—	—	—
December 1, 2008 though December 31, 2008	188,125	$55.57	—	—
Total	188,125	$55.57	—	—

[1]

Includes an aggregate of 1,912 shares withheld to pay taxes and 186,213 shares of common stock, which represents the maximum number of shares of common stock that could be issuable upon conversion of the $10,400,000 4.125% convertible senior notes that were purchased in December 2008 at the maximum conversion rate of 17.9051 common shares per $1,000 principal amount of notes.

[2]	Weighted average price paid per share owned and forfeited by shareholder for tax withholding and price paid per share to repurchase $10,400,000 4.125% convertible senior notes.

Item 6.	SELECTED FINANCIAL DATA

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

	2008	2007	2006	2005	2004
	(Amounts in thousands, except per share data)
Operating Results
Rental and ancillary revenues	$350,919	$327,249	$300,932	$270,674	$233,333
Revenues from discontinued operations	18,179	27,392	35,682	50,631	63,860
Partnership and other income	10,445	7,920	27,972	7,960	3,190

Total revenues	$379,543	$362,561	$364,586	$329,265	$300,383

Net income available to common shareholders	$128,998	$109,191	$102,322	$63,075	$61,427
Plus:
Net gain on sales of discontinued operations	(65,984)	(55,957)	(38,302)	(26,897)	(19,925)
Depreciation from continuing operations	80,646	75,418	69,251	65,636	51,411
Depreciation from discontinued operations	813	4,531	5,583	8,640	12,801
Depreciation related to unconsolidated entities	1,715	1,285	844	836	1,013
Minority interest convertible into common shares	1,868	1,857	1,976	2,040	1,915

Funds from operations (FFO)[1]	$148,056	$136,325	$141,674	$113,330	$108,642

Other expenses[2]	$5,719	$—	$1,138	$2,670	$6,807
Redemption related preferred stock issuance cost[3]	$—	$2,768	$—	$—	$—
Net cash flows generated by operating activities	$167,010	$157,896	$171,641	$125,428	$138,664
Net cash flows used in investing activities	$(47,820)	$(216,391)	$(97,077)	$(144,214)	$(255,413)
Net cash flows generated by (used in) financing activities	$(118,418)	$55,365	$(83,025)	$37,329	$115,644
Dividends paid to common and preferred shareholders and distributions to minority members	$130,129	$128,092	$125,994	$123,041	$112,330
Weighted average shares outstanding—basic	51,050	50,735	50,925	50,930	50,200
Dilutive effect of stock based awards	650	1,045	1,225	860	625

Weighted average shares outstanding—diluted (EPS)	51,700	51,780	52,150	51,790	50,825
Plus—Operating Company Units[4]	830	870	975	1,020	985

Weighted average shares outstanding—diluted (FFO)	52,530	52,650	53,125	52,810	51,810
Operating company units outstanding at end of period	780	845	959	1,020	1,019
Net income per share—basic	$2.53	$2.15	$2.01	$1.24	$1.22
Net income per share—assuming dilution	$2.50	$2.11	$1.96	$1.22	$1.21
Dividends paid to common shareholders	$2.25	$2.15	$2.05	$2.00	$1.95
Balance sheet information and other data
Real estate portfolio, net of depreciation	$2,907,120	$2,881,640	$2,752,280	$2,639,395	$2,480,417
Total assets	$2,991,329	$2,953,660	$2,823,491	$2,704,390	$2,518,941
Total debt	$1,926,096	$1,919,082	$1,668,910	$1,560,574	$1,378,566
Minority interest	$29,268	$30,980	$100,544	$61,675	$35,675
Shareholders’ equity	$944,926	$923,192	$976,845	$1,026,142	$1,046,647

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

[2]

Other expenses for 2008 total $5,719,000, which represent a $5,119,000 abandonment charge related to three sites under option agreements or letters of intent and a $600,000 severance charge. Other expenses for 2006 total $1,138,000, which represent $576,000 of prepayment charges associated with the early retirement of $150,000,000 of senior unsecured notes scheduled to mature March 2007 and the remaining $562,000 related to litigation and consulting costs incurred in connection with the construction defect litigation related to our Red Hawk Ranch Community, located in Fremont, California and various subcontractors. Other expenses for 2005 represent Red Hawk Ranch litigation and consulting costs. Other expenses for 2004 represent a CEO retirement charge of $4,100,000 and Red Hawk Ranch litigation and consulting costs totaling $2,670,000.

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

Executive Summary

We are a self-administered equity real estate investment trust or REIT focused on the development, acquisition and management of multifamily apartment communities in eight targeted metropolitan markets of the Western United States. At December 31, 2008, our multifamily portfolio had real estate assets with a net book value of approximately $2.9 billion, which included: 72 wholly or majority owned completed apartment communities, aggregating 21,196 units in California, Washington and Arizona; thirteen multifamily communities owned through joint ventures comprised of 4,080 apartment units; and eight apartment communities in various stages of construction and development. We earn revenue and generate operating cash flow primarily by collecting monthly rent from our apartment residents.

Annual results for 2008 reflect positive revenue and net operating income growth. However, the annual results do not depict the level of economic deterioration that occurred throughout the year, especially the fourth quarter. During the fourth quarter, approximately 1.5 million jobs were removed from the national economy; for the year, the figure is closer to 2.6 million. In our operating markets—California, Washington and Arizona—year-over-year job losses for the fourth quarter were 1.5%, or approximately 234,000 jobs. At the end of 2008, unemployment in California was reported at 9.5%, and we believe the total jobless level, which includes individuals no longer receiving unemployment benefits and those underemployed, is approximately 100-150 basis points higher.

Median home price declines reported in most of our major markets range from 30-40%; Seattle is the only exception with a 7% reported decline. There remains a favorable rent to own gap in most of our major markets, but the level has narrowed considerably over the past year, and is being challenged.

The combination of increasing unemployment rates, declining single family home valuations, and continued deflationary trends leads us to believe that market rents in our operating markets may be under pressure and may decline for the next two years. Our enterprise priorities as we conclude 2008 and begin 2009 lead with capital preservation and enhancing liquidity; and our tactical decisions are tied to key risks that we believe face our industry: (1) the magnitude and duration of this recession and the attendant impact on operating results; (2) the availability and cost of capital—both near and long term; and (3) transaction risk, or the ability to sell properties to source capital.

We continued to recycle capital through property dispositions in 2008 with a program initiated in 2000, which was focused on concentrating our portfolio in Coastal California and Seattle, Washington. During 2008, we generated $163 million in property sales primarily reducing our investment levels in Sacramento, California. The result of the recycling program is that 79% of our 2008 revenue came from the coastal supply constrained markets of Coastal California (65%) and Seattle, Washington (14%).

To better understand our overall results, our 72 wholly or majority owned apartment communities can be characterized as follows:

•	19,053 units in 65 communities were completed and stabilized for all of 2008 and 2007 (“same-store” communities);

•	1,140 units in four development communities were experiencing lease up and stabilization during 2008 and 2007 and as a result did not have comparable year-over-year operating results.

•	699 units in two communities that required significant rehab work.

•	304 units in one community held for sale as of December 31, 2008.

In addition to year-over-year economic operating performance, our results of operations for the three years ended December 31, 2008 were affected by income derived from acquisitions and completions of apartment communities, offset by the cost of capital associated with financing these transactions. Our book capitalization grew to $2.9 billion at December 31, 2008 from $2.6 billion at December 31, 2005, reflecting capital raised through offerings of debt.

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2008, 2007 and 2006

Revenues

Total revenues were $379,543,000 in 2008, $362,561,000 in 2007 and $364,586,000 in 2006, including revenues from discontinued operations. The increase in rental and ancillary income in 2008, 2007 and 2006 was derived from properties acquired and developed along with an increase in same store revenues. A summary of revenues for the years ended December 31, 2008, 2007 and 2006 follows:

	2008 Total	% of Total Revenues	2007 Total	% of Total Revenues	2006 Total	% of Total Revenues
Rental income	$337,063,000	89%	$313,756,000	87%	$287,623,000	79%
Ancillary income	13,856,000	4%	13,493,000	4%	13,309,000	4%
Revenues from discontinued operations	18,179,000	5%	27,392,000	8%	35,682,000	10%
Partnership income	2,560,000	—%	2,133,000	—%	1,150,000	—%
Other income	7,885,000	2%	5,787,000	1%	26,822,000	7%

Total revenue	$379,543,000	100%	$362,561,000	100%	$364,586,000	100%

Rental and Ancillary Income

As described above, a portion of the increase in rental and ancillary revenues relates to acquired and developed communities. The following table summarizes our multifamily property acquisitions, development properties completed and dispositions for the years ended December 31, 2008, 2007 and 2006 (dollar amounts are gross acquisition costs in the case of acquisitions, total delivered cost in the case of development communities completed and net sales prices in the case of property dispositions).

	2008		2007		2006
	# of units	$	# of units	$	# of units	$
Property acquisitions	—	—	—	—	246	53,000,000
Development properties completed	872	241,880,000	—	—	664	120,600,000
Property dispositions	1,484	163,215,000	873	100,400,000	2,184	235,000,000

The property acquisitions and development properties completed, as noted above, are considered “Non same-store communities” and increased rental and ancillary revenues by $13,136,000 and $12,158,000 for the years ended December 31, 2008 and 2007, respectively. In 2008, on a “same-store” basis, rental and ancillary revenues increased $10,534,000, or 3.4%, primarily due to positive market rent trends. Monthly market rents in the “same-store” portfolio grew to $1,505 per unit from $1,459, or 3.2%, per unit in 2008. In 2007, on a “same-store” basis, rental and ancillary revenues increased $14,159,000, or 5.0%, primarily due to positive market rent trends. The components of the year over year increases in rental and ancillary revenues from continuing operations follow:

	2008 Increase	2007 Increase
Same-store Communities	$10,534,000	$14,159,000
Non Same-store Communities	13,136,000	12,158,000

Total increase in rental and ancillary revenues from continuing operations	$23,670,000	$26,317,000

	2008	2007	2006
Number of wholly or majority owned operating properties at December 31,	72	77	81
Average portfolio occupancy rates for operating properties	94%	94%	94%

Portfolio occupancy is calculated by dividing the total occupied units by the total units in stabilized communities in the portfolio.

Other income

Other income totaled $7,885,000, $5,787,000 and $26,822,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The 2008 total includes: 1) $4,400,000 in litigation settlement proceeds related to Pinnacle Galleria, 2) $1,726,00 in management fees, 3) $1,007,000 from a forfeited escrow deposit on an asset held for sale that failed to close and 4) $580,000 in interest income. The 2007 total includes: 1) $1,900,000 in litigation settlement proceeds related to Pinnacle Galleria, 2) $1,400,000 in management fees and 3) interest income of $1,900,000. The 2006 total includes: 1) Red Hawk Ranch construction defect suit settlement proceeds of $19,500,000, 2) gains on the sales of land parcels totaling approximately $3,500,000, and 3) interest income totaling $2,255,000.

Net gain from extinguishment of debt

Net gain on extinguishment of debt totaled $2,369,000 for the year ended December 31, 2008 and zero for the years ended December 31, 2007 and 2006. During 2008 we repurchased $10,400,000 of our $460,000,000 convertible senior unsecured notes with a fixed coupon rate of 4.125% for approximately $8,000,000.

Partnership income

Partnership income totaled $2,560,000, $2,133,000 and $1,150,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The totals for each year include our share of income from two joint ventures we formed in 2000 and our share of income from the seven joint ventures formed with properties in Denver and Phoenix in April of 2006. The 2008 and 2007 results include our share of income from four additional joint ventures formed with properties in Denver and Phoenix in 2007.

Expenses

Real estate expenses

A summary of real estate expenses, excluding discontinued operations, follows:

	2008	2007	2006
Real estate expenses	$104,301,000	$97,235,000	$92,304,000
Real estate expenses as a percent of rental and ancillary income from continuing operations	30%	30%	31%
“Same-store” expense % change	4.0%	1.5%	7.0%

Real estate expenses for multifamily rental properties (which include repairs and maintenance, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) increased $7,066,000, or 7.3%, for the year ended December 31, 2008, as compared to the prior year. Same store expenses increased $3,580,000, or 4.0%, $1,327,000, or 1.5%, and $5,557,000, or 7.0%, in 2008, 2007 and 2006, respectively. The 2006 expense growth was greater than historical levels as we experienced significant increases in resident turnover costs, payroll and property insurance. Real estate expenses shown in the table above exclude real estate expense from discontinued operations which totaled $6,903,000, $9,981,000 and $12,915,000 for 2008, 2007 and 2006, respectively.

Provision for depreciation

The provision for depreciation totaled $80,646,000, an increase of $5,228,000, or 6.9%, for the year ended December 31, 2008 compared to 2007, and increased $6,337,000, or 9%, for the year ended December 31, 2007 compared to 2006. The increases in 2008 and 2007 resulted primarily from higher depreciable bases on new property acquisitions and development properties completed.

Interest expense

During the past three years, our interest expense has increased due to higher average debt balances to support our acquisition and development activities. On March 13, 2007 we completed an offering of $300,000,000 of 10-year senior unsecured notes with a fixed coupon of 5.50%. In addition, we issued $460,000,000 of convertible senior unsecured notes with a fixed coupon of 4.125% in August of 2006 and redeemed $150,000,000 of unsecured notes with a coupon of 5.95% in September of 2006. Capitalized interest is tied to average development advances and the weighted average cost of debt. Average development advances outstanding totaled $401,223,000, $424,900,000 and $279,992,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Weighted average cost of debt was 5.49%, 5.73% and 5.76% for the years ended December 31, 2008, 2007 and 2006, respectively. Interest expense for the years ended December 31, 2008, 2007 and 2006 follows:

	2008	2007	2006
Interest on unsecured senior notes	$66,785,000	$65,126,000	$60,032,000
Interest on convertible debt	18,967,000	18,975,000	7,116,000
Interest on mortgage loans payable	9,755,000	10,394,000	11,428,000
Interest on lines of credit	11,731,000	11,611,000	16,382,000

Total interest incurred	$107,238,000	$106,106,000	$94,958,000
Capitalized interest	(21,439,000)	(24,097,000)	(15,794,000)

Total interest expense	$85,799,000	$82,009,000	$79,164,000

Year-end debt balances at December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Unsecured senior notes	$1,080,000,000	$1,080,000,000	$830,000,000
Convertible debt	449,600,000	460,000,000	460,000,000
Mortgage loans payable	151,496,000	174,082,000	188,910,000
Lines of credit	245,000,000	205,000,000	190,000,000

Total debt	$1,926,096,000	$1,919,082,000	$1,668,910,000

Weighted average interest rate for all debt at end of period	5.5%	5.7%	5.8%

General and administrative expenses

General and administrative expenses for the three years ended December 31, 2008 were as follows:

	2008	2007	2006
General and administrative expenses	$20,578,000	$18,241,000	$17,881,000
Annual increase as a percentage	13.0%	2.0%	0.3%
As a percentage of rental and ancillary revenues (including revenues from discontinued operations)	5.6%	5.1%	5.3%

The 13% expense increase in 2008 is due to $1,500,000 in legal fees primarily related to Pinnacle Galleria litigation and approximately an $800,000 increase in compensation and benefits.

Stock based compensation expense included in general and administrative expense totaled $3,530,000, $3,868,000 and $3,865,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Office rent totaling $1,164,000, $1,032,000 and $986,000 for the years ended December 31, 2008, 2007 and 2006, respectively, is included in general and administrative expense.

Other expenses

Other expenses totaled $5,719,000, zero and $1,138,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Other expenses in 2008 represent a $5,119,000 abandonment charge related to three sites under option agreements or letters of intent and a $600,000 severance charge. Other expenses in 2006 represents $576,000 of prepayment charges associated with the early retirement of the $150,000,000 of senior unsecured notes scheduled to mature March 2007 and $562,000 related to litigation and consulting costs incurred in connection with the construction defect litigation related to our Red Hawk Ranch Community, located in Fremont, California and various subcontractors.

Minority interests in income

Minority interests in income relate to the earnings attributable to the minority members of our consolidated subsidiaries and were $2,291,000, $2,279,000 and $3,422,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Minority interests in income, primarily decreased in 2007 as a result of the consolidation of a variable interest entity under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” in 2006, which we purchased in November of 2006. Conversions of operating company units to common shares totaled 63,600, 113,737, and 60,575 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

During 2008, we sold six communities totaling 1,484 units: Blue Rock Village, with 560 units located in Vallejo, California; The Park at Dash Point, with 280 units located in Seattle, Washington; Pinnacle at Blue Ravine with 260 units, located in Sacramento, California; Canterbury Downs, with 173 units located in Sacramento, California; Rocklin Gold with 121 units located in Sacramento, California; and Quail Chase with 90 units located in Sacramento, California. The six communities were sold for net sales proceeds totaling approximately $163,215,000, resulting in a net gain on sale of approximately $65,984,000.

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

The net gain on sale and the combined results of operations for these seventeen properties for each year presented are included in discontinued operations on the consolidated statements of income. These amounts totaled $76,412,000, $68,094,000 and $54,451,000 for the year ended December 31, 2008, 2007 and 2006, respectively. There was one operating property held for sale at December 31, 2008.

Dividends attributable to preferred stock

Dividends for the year ended December 31, 2008, attributable to preferred stock represent the dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. Dividends for the year ended December 31, 2007 and 2006 attributable to preferred stock also include dividends on our 8.08% Series B preferred stock outstanding at those dates. Dividends for the Series B preferred stock for 2007 reflect the dividends earned from January 1, 2007 to the September 14, 2007 redemption date. Dividend payments totaled $11,813,000, $16,122,000 and $17,873,000 for the years 2008, 2007 and 2006, respectively. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the year ended December 31, 2008 was $128,998,000, or $2.50 per diluted share, as compared with $109,191,000, or $2.11 per diluted share, for the year ended December 31, 2007 and $102,322,000, or $1.96 per diluted share for the year ended December 31, 2006.

Liquidity and Capital Resources

During the past twelve to eighteen months, a confluence of many factors have contributed to diminish expectations for the U.S. economy and increase market volatility for publicly traded securities, including the common shares of publicly owned companies. These factors include the availability and cost of credit, limited liquidity in the U.S. home mortgage market, declining real estate fundamentals and market valuations, declining business and consumer confidence, and increased unemployment. These conditions have combined to create an unprecedented level of market volatility, which has influenced the price of our shares.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Our access to funds under our credit facility is dependent on the ability of the lenders that are party to the facility to meet their funding commitments to us. In addition, we may not be able to obtain other financing on terms satisfactory to us or at all.

In the event that we do not have sufficient cash available to us from our operations to continue operating our business as usual, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation; (a) divesting ourselves of properties at less than optimal terms; (b) issuing and selling our debt and equity in public or private transactions under less than optimal conditions; (c) entering into leases with new tenants at lower rental rates or less than optimal terms; (d) entering into lease renewals with our existing tenants without an increase in rental rates at turnover; or (e) reducing the level of dividends to common shareholders to the minimum level necessary to maintain our corporate REIT status under the Internal Revenue Code. Taking such measures to increase liquidity may have a materially adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. Annual cash flows from operating activities exceed annual distributions to common shareholders, preferred shareholders and minority members by approximately $37,000,000, $30,000,000 and $45,500,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured credit facility provides adequate liquidity to address temporary cash shortfalls. As of December 31, 2008, there was one operating property held for sale.

On December 24, 2008, we repurchased $10,400,000 of our $460,000,000 convertible senior unsecured notes with a fixed coupon rate of 4.125% for approximately $8,000,000, resulting in a $2,369,000 net gain on extinguishment of debt.

From May 2003 through May 2008 we maintained a credit facility with Fannie Mae. We had no borrowings outstanding on the facility as of December 31, 2007 or though the May 2008 termination date.

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

On March 13, 2007, we completed an offering of $300,000,000 10-year senior unsecured notes. The notes will mature on March 15, 2017 and bear interest at a fixed coupon rate of 5.50%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $297,000,000.

On August 15, 2006, we completed a private offering of $460,000,000 aggregate principal amount of convertible senior unsecured notes that mature on August 15, 2026. Holders of the notes may convert their notes at any time on or after July 15, 2026 or under specific circumstances. The notes are convertible at an initial conversion rate of 14.0432 shares per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $71.21 per share, which represents a 27.50% premium over the last reported sales price of the Company’s common stock on August 9, 2006, which was $55.85 per share. Net proceeds from the sale of the notes were used to redeem $150,000,000 of senior unsecured indebtedness, repurchase concurrently with the closing of this offering 1,342,883 shares of our common stock at a price of $55.85 per share, for general corporate purposes and to reduce borrowings under our unsecured credit facility. In conjunction with the early retirement of the $150,000,000, a $576,000 prepayment penalty charge was incurred.

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

Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, we pay a 0.15% annual facility fee on the capacity of the facility. Borrowings under our revolving unsecured line of credit totals $245,000,000 at December 31, 2008, compared to $205,000,000 at December 31, 2007. Borrowings under the credit facility are used to fund acquisition and development activities as well as for general corporate purposes. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

We had a total of $1,529,600,000 principal amount in unsecured senior notes outstanding at December 31, 2008, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
March 2009	$50,000,000	3.580%
September 2009	150,000,000	5.750%
May 2010	150,000,000	4.875%
January 2011	250,000,000	7.450%
February 2012	449,600,000	4.125%
February 2013	130,000,000	7.125%
March 2014	50,000,000	4.700%
March 2017	300,000,000	5.500%

Total/Weighted Average Interest Rate	$1,529,600,000	5.427%

In addition, at December 31, 2008, we had mortgage indebtedness totaling $151,496,000 at an average interest rate of 6.13%, and remaining terms from less than one to five years. Secured mortgage indebtedness represents 7.9% of total debt and 4.3% of gross assets.

As of December 31, 2008, we had total outstanding debt balances of $1,926,096,000 and total outstanding shareholders’ equity and minority interests of $974,194,000, representing a debt to total book capitalization ratio of approximately 66%.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants throughout the year ended December 31, 2008.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2008, including scheduled debt repayments, construction funding and property acquisitions. At December 31, 2008, we had an estimated cost of $105,900,000 to complete existing construction in progress, with funding estimated from 2009 through 2010.

Scheduled contractual obligations required for the next five years and thereafter are as follows:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(amounts in thousands)
Long-Term Debt Obligations	$1,926,096	$219,340	$435,398	$921,358	$350,000
Operating Lease Obligations	6,864	1,276	2,128	1,679	1,781

Total	$1,932,960	$220,616	$437,526	$923,037	$351,781

We manage joint venture investments that are accounted for under the equity method of accounting with total assets of approximately $474,135,000 as of December 31, 2008. These joint ventures carry debt totaling approximately $17,996,000, none of which is guaranteed by us at December 31, 2008.

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

On April 26, 2007, our Board of Directors authorized us to purchase an aggregate of up to $100,000,000 in shares of our common stock. As of February 18, 2009, we have not purchased any shares under this authorization.

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

Investments in Rental Properties

Rental properties are recorded at cost, less accumulated depreciation, less an adjustment, if any, for impairment. A land value is assigned based on the purchase price if land is acquired separately, or based on market research if acquired in a merger or in an operating community acquisition. We have a development group which manages the design, development and construction of our apartment communities. Projects under development are carried at cost, including direct and indirect costs incurred to ready the assets for their intended use and which are specifically identifiable, including capitalized interest and property taxes until units are placed in service. Direct investment development projects are considered placed in service as certificates of occupancy are issued and the units become ready for occupancy. Depreciation begins as units are placed in service. Land acquired for development is capitalized and reported as “Land under development” until the development plan for the land is formalized. Once the development plan is finalized and construction contracts are signed, the costs are transferred to the balance sheet line item “Construction in progress.” Interest is capitalized on the construction in progress at a rate equal to our weighted average cost of debt. The capitalization of interest ends when the assets are readied for their intended use. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that increase the value of the property or extend its useful life are capitalized.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which generally range from 35 to 40 years for buildings and three to ten years for other property. The determination as to whether expenditures should be capitalized or expensed, and the period over which depreciation is recognized, requires management’s judgment.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our investments in real estate are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of estimated fair value is based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimated fair value is warranted. There were no assets for which an adjustment for impairment in value was made in 2008, 2007 or 2006.

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

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R) using the modified prospective method. This method requires the recognition of compensation cost for all share based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the year ended December 31, 2008, 2007 and 2006, include all awards outstanding that are vesting during the period. On January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148). We adopted the prospective method as provided for in SFAS No. 148, under which the provisions of SFAS No. 123 are applied prospectively to all awards granted, modified or settled after January 1, 2003. Option awards under BRE’s option plans vest over periods ranging from one to five years.

Under the 1992 Stock Option Plan and the 1999 BRE stock Incentive Plan, as amended, and the Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan, we award service and performance based restricted stock. We measure the value of the restricted stock at fair value on the grant date, based on the number of units granted and the market value of our common stock on that date. SFAS No. 123R requires compensation expense to be recognized with respect to the restricted stock if it is probable that the service or performance condition will be achieved. As a result, we amortize the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period. For service based restricted stock awards, we evaluate our forfeiture rate at the end of each reporting period based on the probability of the service condition being met. For performance based restricted stock awards, we evaluate our forfeiture rate at the end of each reporting period based on the specific performance targets for each award and the level of performance criteria expected to be achieved during the performance period.

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

After considering the potential consolidation under Interpretation No. 46 and EITF 04-05, we consider guidance under APB-18, “The Equity Method of Accounting for Investments in Common Stock,” and SOP 78-9, “Accounting for Investments in Real Estate Ventures.” We considered the provisions of both APB-18 and SOP 78-9 to conclude on the application of the equity method of accounting for our investments in joint ventures.

Impact of Inflation

Approximately 99% of our total revenues for 2008 were derived from apartment properties. Due to the short-term nature of most apartment unit leases (typically one year or less), we may seek to adjust rents to mitigate the impact of inflation upon renewal of existing leases or commencement of new leases, although we cannot assure that we will be able to adjust rents in response to inflation. In addition, market rates may also fluctuate due to short-term leases and other permitted and non-permitted lease terminations.

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. The payment of distributions by BRE is at the discretion of the Board of Directors and depends on numerous factors, including our cash flow, financial condition and capital requirements, REIT provisions of the Internal Revenue

Code and other factors. Cash dividends per common share were $2.25 in 2008, $2.15 in 2007, and $2.05 in 2006. Total cash dividends paid to common shareholders for the three years ended December 31, 2008, 2007 and 2006 were $116,025,000, $109,811,000, and $104,814,000, respectively. In 2008, 2007 and 2006 $11,813,000, $16,122,000, and $17,873,000, respectively, in dividends were paid to preferred shareholders.

Distributions to minority members and operating company unit holders were $2,291,000 in 2008, $2,159,000 in 2007, and $3,307,000 in 2006.

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

The fair values of our financial instruments (including such items in the financial statement captions as cash, other assets, accounts payable and accrued expenses, and lines of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of our mortgage loans and unsecured senior notes is approximately $1,405,000,000 at December 31, 2008, as compared with a carrying value of $1,681,000,000 at that date.

We had $245,000,000 and $216,200,000 in variable rate debt outstanding at December 31, 2008 and 2007, respectively. A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $1,100,000 and $1,400,000 on our earnings and cash flows based on these period-end debt levels and our average variable interest rates for the twelve months ended December 31, 2008 and 2007, respectively. We cannot predict the effect of adverse changes in interest rates on our variable rate debt and, therefore, our exposure to market risk, nor can we assure that fixed rate, long-term debt will be available to us at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

As of December 31, 2008, the end of the quarter and fiscal year covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company on the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, using the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Ernst & Young LLP, the registered accounting firm that audited the financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

BRE Properties, Inc.

We have audited the accompanying consolidated balance sheets of BRE Properties, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRE Properties, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BRE Properties, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

February 13, 2009

Item 9B.	Other Information

Pursuant to Section 303A.12(a) of the New York Stock Exchange’s Corporate Governance Standards, the Chief Executive Officer has certified to the NYSE that she is not aware of any violation by the Company of NYSE corporate governance listing standards. This certification was submitted to the NYSE and was not qualified in any respect. Additionally, certifications by our Chief Executive Officer and Chief Financial Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed and furnished, respectively, with the Securities and Exchange Commission as exhibits to this report.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Identification of Directors. The information required by this Item is incorporated herein by reference to our Proxy Statement relating to our 2009 Annual Meeting of Shareholders, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2008. A summary as of December 31, 2008 of the directors and their principal business for the last five years follows:

Paula F. Downey	Ms. Downey has been our Director since March 2008. Ms. Downey is president of AAA Northern California, Nevada and Utah (CSAA), a position she has held since 2005. She was Chief Operations Officer from 2003 through 2005 and Senior Vice President and Chief Financial Officer from 2000 to 2003. Ms. Downey serves as an officer of California State Automobile Association, California State Automobile Association Inter-Insurance Bureau, and as a director of their subsidiaries including Pacific Lighthouse Reinsurance Ltd., Western United Insurance Company, CSAA Life and Financial Services, Inc., ACA Insurance Company, ACA Member Services Company, and Ceres Reinsurance, Inc. Ms. Downey is 53 years old.

Robert A. Fiddaman	Mr. Fiddaman has been our Director since 1998. He became Chairman of the Board of the Company during 2006. Mr. Fiddaman is self-employed and a private investor. Mr. Fiddaman served as Chairman of SSR Realty Advisors, a real estate investment and management firm, from 1996 to 1997. From 1993 to 1996, he served as President and Chief Executive Officer of Metric Realty, a real estate investment and management company. Mr. Fiddaman is 71 years old.

Edward F. Lange, Jr.	Mr. Lange has been our Director since July 2008. Mr. Lange has served as Chief Operating Officer since January 2007 and assumed the additional position of Chief Financial Officer in November 2008. Mr. Lange served as Chief Financial Officer from July 2000 through April 2008. Prior to joining BRE, Mr. Lange served as Executive Vice President and Chief Financial Officer at Health Care REIT, Inc., an Ohio-based senior housing real estate investment trust, from 1996 to June 2000. Prior to joining Health Care REIT, Inc. Mr. Lange was a Senior Vice President of Finance and a member of the executive management team of the Mediplex Group, Inc. and affiliated companies from 1992 to 1996. Mr. Lange holds a Master of Business Administration Degree from the University of Connecticut and a Bachelor’s Degree in Urban Planning from the University of Massachusetts. Mr. Lange is 49 years old.

Irving F. Lyons, III	Mr. Lyons has been our Director since 2006. Mr. Lyons currently serves on the Board of Directors of Equinix, Inc. He served as Vice Chairman of ProLogis, a global provider of distribution facilities and services, from 2001 through May 2006. He was Chief Investment Officer from March 1997 to December 2004, and held several other executive positions since joining ProLogis in 1993. Prior to joining ProLogis, he was a Managing Partner of King & Lyons, a San Francisco Bay Area industrial real estate development and management company, since its inception in 1979. Mr. Lyons is 59 years old.

Edward E. Mace	Mr. Mace has been our Director since 1998. Mr. Mace has served as Chairman of Mace Pacific Holding Company, LLC, A Private Investment Company, since 2006. From 2001 to 2006, he served as President, Vail Resorts Lodging Company and Rock Resorts International LLC (both subsidiaries of Vail Resorts, Inc., an owner, manager and developer of ski resorts and related lodging.) Mr. Mace served as President and Chief Executive Officer of Fairmont Hotels & Resorts-U.S./Mexico division from 2000 to 2001 and was President & Chief Executive Officer, Fairmont Hotels from 1996 to 2000. Mr. Mace is 57 years old.
Christopher J. McGurk	Mr. McGurk has been our Director since 2006. Currently, Mr. McGurk serves as CEO of Overture Films, a motion picture studio. Prior to his post at Overture Films, Mr. McGurk served as Vice Chairman and COO of Metro-Goldwyn-Mayer, Inc. (MGM), a motion picture, television, home video, and theatrical production and distribution company, from 1999 to 2005. From 1996 to 1999, Mr. McGurk served in executive capacities with Universal Pictures, a division of Universal Studios Inc., most recently as President and COO. Mr. McGurk is 52 years old.
Matthew T. Medeiros	Mr. Medeiros has been our Director since 2005. Mr. Medeiros has served as President, Chief Executive Officer and Director of SonicWALL, a global Internet security company, since March 2003. From 1998 to December 2002, he served as Chief Executive Officer of Philips Components, a division of Royal Philips Electronics, a consumer electronics company. Mr. Medeiros served as Chairman of the Board, LG.Philips LCD, a liquid crystal display joint venture, from 2001 to 2002. Mr. Medeiros is 52 years old.
Constance B. Moore	Ms. Moore has been our Director since 2002. Ms. Moore has served as President and Chief Executive Officer of the Company since January 1, 2005, and was President and Chief Operating Officer in 2004. Ms. Moore was Executive Vice President and Chief Operating Officer of BRE from July 2002 through December 2003. She held several executive positions with Security Capital Group & Affiliates, an international real estate operating and investment management company, from 1993 to 2002, including Co-Chairman and Chief Operating Officer of Archstone-Smith Trust. Ms. Moore is 53 years old.
Jeanne R. Myerson	Ms. Myerson has been our Director since 2002. Ms. Myerson has served as President and Chief Executive Officer of The Swig Company, a private real estate investment firm, since 1997. She served as President and Chief Executive Officer of The Bailard, Biehl & Kaiser REIT from 1993 to 1997. Ms. Myerson is 55 years old.
Thomas E. Robinson	Mr. Robinson was has been our Director since 2007. Currently, Mr. Robinson is a managing director of the real estate investment banking group at Stifel, Nicolaus & Company, Inc., St. Louis, MO and its prior affiliate Legg Mason. Prior to that position he served as the president and chief financial officer of Storage USA, Inc., from 1994-1997. Mr. Robinson currently serves on the Tanger Factory Outlet Centers, Inc. board of directors, is a former trustee/director of Centerpoint Properties Trust and Legg Mason Real Estate Investors, Inc., and a past member of the board of governors of the National Association of Real Estate Investment Trusts (NAREIT). Mr. Robinson is 61 years old.

(b)	Identification of Executive Officers. See “Executive Officers of the Registrant” in Part I of this report.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2008 Annual Meeting of Shareholders, under the headings “Executive Compensation and Other Information” and “Election of Directors—Governance, Board and Committee Meetings; Compensation of Directors,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2008.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2009 Annual Meeting of Shareholders, under the heading “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2008.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2009 Annual Meeting of Shareholders, under the headings “Certain Relationships and Related Transactions,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2008.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement, relating to our 2009 Annual Meeting of Shareholders, under the headings “Report of the Audit Committee” and “Fees of Ernst & Young LLP,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2008.

PART IV

Item 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

1. Financial	Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Income for the years ended December 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007, and 2006

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

Dated February 18, 2009

BRE PROPERTIES, INC.

By:	/s/ CONSTANCE B. MOORE
Constance B. Moore President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CONSTANCE B. MOORE Constance B. Moore	President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2009

/s/ EDWARD F. LANGE, JR. Edward F. Lange, Jr.	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 18, 2009

/s/ PAULA F. DOWNEY Paula F. Downey	Director	February 18, 2009

/s/ ROBERT A. FIDDAMAN Robert A. Fiddaman	Director	February 18, 2009

/s/ IRVING F. LYONS, III Irving F. Lyons, III	Director	February 18, 2009

/s/ EDWARD E. MACE Edward E. Mace	Director	February 18, 2009

/s/ CHRISTOPHER J. MCGURK Christopher J. McGurk	Director	February 18, 2009

/s/ MATTHEW T. MEDEIROS Matthew T. Medeiros	Director	February 18, 2009

/s/ JEANNE R. MYERSON Jeanne R. Myerson	Director	February 18, 2009

/s/ THOMAS E. ROBINSON Thomas E. Robinson	Director	February 18, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

BRE Properties, Inc.

We have audited the accompanying consolidated balance sheets of BRE Properties, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRE Properties, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BRE Properties, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2009 expressed an unqualified opinion thereon.

                                           /s/ Ernst & Young LLP

San Francisco, California

February 13, 2009

BRE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 31,
	2008	2007
A S S E T S
Real estate portfolio
Direct investments in real estate:
Investments in rental properties	$2,906,722	$2,823,279
Construction in progress	292,996	297,939
Less: Accumulated depreciation	(509,647)	(458,474)

	2,690,071	2,662,744

Equity interests in and advances to real estate joint ventures:
Investments in rental properties	62,497	62,966
Real estate held for sale, net	31,936	30,548
Land under development	122,616	125,382

Total real estate portfolio	2,907,120	2,881,640
Cash	7,724	6,952
Other assets	76,485	65,068

Total assets	$2,991,329	$2,953,660

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Unsecured senior notes	$1,529,600	$1,540,000
Unsecured line of credit	245,000	205,000
Mortgage loans payable	151,496	174,082
Accounts payable and accrued expenses	91,039	80,406

Total liabilities	2,017,135	1,999,488

Minority interests	29,268	30,980

Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized at both December 31 2008 and 2007; 7,000,000 shares with $25 liquidation preference; issued and outstanding at December 31, 2008 and December 31, 2007, respectively.	70	70
Common stock, $0.01 par value; 100,000,000 shares authorized at both December 31, 2008 and 2007; 51,149,745 and 50,968,448 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively.	511	510
Additional paid-in capital	993,718	984,958
Accumulated net income less than cumulative dividends	(49,373)	(62,346)

Total shareholders’ equity	944,926	923,192

Total liabilities and shareholders’ equity	$2,991,329	$2,953,660

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Years ended December 31,
	2008	2007	2006
Revenue
Rental income	$337,063	$313,756	$287,623
Ancillary income	13,856	13,493	13,309

Total rental revenue	350,919	327,249	300,932

Expenses
Real estate	104,301	97,235	92,304
Provision for depreciation	80,646	75,418	69,251
Interest	85,799	82,009	79,164
General and administrative	20,578	18,241	17,881
Other expenses	5,719	—	1,138

Total expenses	297,043	272,903	259,738

Other income	7,885	5,787	26,822
Net gain on extinguishment of debt	2,369	—	—
Income before minority interests, partnership income and discontinued operations	64,130	60,133	68,016
Minority interests in income	(2,291)	(2,279)	(3,422)
Partnership income	2,560	2,133	1,150

Income from continuing operations	64,399	59,987	65,744
Net gain on sales of discontinued operations	65,984	55,957	38,302
Discontinued operations, net	10,428	12,137	16,149

Income from discontinued operations	76,412	68,094	54,451
Net Income	$140,811	$128,081	$120,195
Redemption related preferred stock issuance cost	—	2,768	—
Dividends attributable to preferred stock	11,813	16,122	17,873

Net income available to common shareholders	$128,998	$109,191	$102,322

Per common share data—Basic
Income from continuing operations (net of preferred dividends)	$1.03	$0.81	$0.94
Income from discontinued operations	$1.50	$1.34	$1.07

Net income available to common shareholders	$2.53	$2.15	$2.01

Weighted average common shares outstanding—basic	51,050	50,735	50,925

Per common share data—Diluted
Income from continuing operations (net of preferred dividends)	$1.02	$0.79	$0.92
Income from discontinued operations	$1.48	$1.32	$1.04

Net income available to common shareholders	$2.50	$2.11	$1.96

Weighted average common shares outstanding—diluted	51,700	51,780	52,150

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$140,811	$128,081	$120,195
Adjustments to reconcile net income to net cash flows generated by operating activities:
Net gain on sales of discontinued operations	(65,984)	(55,957)	(38,302)
Net gain on sales of investments	—	(65)	(3,485)
Net gain on extinguishment of debt	(2,369)	—	—
Income from unconsolidated entities	(2,560)	(2,133)	(1,150)
Distributions of earnings from unconsolidated entities	2,628	2,643	695
Provision for depreciation	80,646	75,418	69,251
Depreciation from discontinued operations	813	4,531	5,583
Noncash stock based compensation expense	3,530	3,868	3,865
Minority interests in income	2,291	2,279	3,422
Decrease (increase) in other assets	3,922	(2,805)	(6,079)
Decrease in accounts payable and accrued expenses	3,282	2,036	17,646

Net cash flows generated by operating activities	167,010	157,896	171,641

Cash flows from investing activities
Additions to land under development and predevelopment costs	(16,432)	(91,714)	(59,648)
Additions to direct investment construction in progress	(148,916)	(151,175)	(98,191)
Purchases of operating real estate	—	—	(102,934)
Acquisition of equity interest in real estate joint ventures	—	(19,618)	—
Rehabilitation expenditures and other	(16,806)	(29,140)	(33,548)
Capital expenditures	(18,596)	(17,503)	(13,942)
Deposits on property under contract to be purchased	(11,493)	(1,382)	(4,809)
Deposits on land under contract to be sold	7,000	—	—
Improvements to real estate joint ventures	(336)	(4,605)	—
Purchases of land	—	(3,964)	—
Additions to furniture fixture and equipment	(5,456)	(642)	(2,879)
Proceeds from sales of rental property, net of closing costs	163,215	99,147	198,109
Proceeds from sales of investments, net of closing costs	—	4,205	20,765

Net cash flows used in investing activities	(47,820)	(216,391)	(97,077)

Cash flows from financing activities
Principal payments on mortgage loans and unsecured senior notes	(22,586)	(64,828)	(165,664)
Proceeds from issuance of unsecured senior notes, net	—	297,099	451,849
Repayment of convertible notes	(8,031)	—	—
Lines of credit:
Advances	664,000	898,000	230,000
Repayments	(624,000)	(883,000)	(416,000)
Renewal fees	—	—	(3,946)
Repurchase of common shares	—	—	(75,000)
Proceeds from exercises of stock options	462	9,410	20,060
Proceeds from dividend reinvestment plan	1,866	1,776	1,670
Redemption of preferred stock	—	(75,000)	—
Cash dividends paid to common shareholders	(116,025)	(109,811)	(104,814)
Cash dividends paid to preferred shareholders	(11,813)	(16,122)	(17,873)
Distributions to operating company unit holders	(1,739)	(1,736)	(1,862)
Distributions to other minority members	(552)	(423)	(1,445)

Net cash flows (used in) generated by financing activities	(118,418)	55,365	(83,025)

Increase (decrease) in cash	772	(3,130)	(8,461)
Balance at beginning of year	6,952	10,082	18,543

Balance at end of year	$7,724	$6,952	$10,082

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2008	2007	2006
Supplemental disclosure of non cash investing and financing activities
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$177,169	$129,279	$93,449

Transfer of land under development to direct investments in real estate—construction in progress	$19,865	$31,082	$65,432

Change in accrued development costs for construction in progress and land under development	$2,922	$1,337	$49

Change in minority interest units	$1,712	$3,063	$1,631

Transfer of investment in rental properties to held for sale	$124,443	$77,119	$—

Transfer of land under development to real estate held for sale	$—	$17,186	$—

Increase in land under development and minority interest in connection with consolidation of variable interest entity	$—	$—	$66,500

Transfer from investment in rental properties to land under development	$—	$—	$29,298

Transfer from real estate held for sale to investment in unconsolidated entities	$—	$3,074	$28,397

Change in accrued improvements to direct investments in real estate cost	$1,304	$573	$3,027

Application of deposits against acquisition cost	$—	$7,089	$4,000

Change in redemption related preferred stock issuance cost	$—	$2,768	$—

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

	Years ended December 31,
	2008	2007	2006
Common stock shares
Balance at beginning of year	50,968,459	50,484,614	50,874,474
Stock options exercised, net of shares tendered	30,821	320,316	847,982
Conversion of operating company units to common shares	63,600	113,737	60,575
Shares repurchased and retired	—	—	(1,342,883)
Vested restricted shares	40,578	18,964	17,931
Shares issued pursuant to dividend reinvestment plan	46,287	32,859	28,935
Other	—	(2,031)	(2,400)

Balance at end of year	51,149,745	50,968,459	50,484,614

Preferred stock shares
Balance at beginning of year	7,000,000	10,000,000	10,000,000
Redemption of 8.08% Series B Cumulative Redeemable	—	(3,000,000)	—

Balance at end of year	7,000,000	7,000,000	10,000,000

Common stock
Balance at beginning of year	$510	$505	$509
Stock options exercised	—	3	8
Conversion of operating company units to common shares	1	1	1
Shares repurchased and retired	—	—	(13)
Shares issued pursuant to dividend reinvestment plan	—	1	—

Balance at end of year	$511	$510	$505

Preferred stock
Balance at beginning of year	$70	$100	$100
Redemption of 8.08% Series B Cumulative Redeemable	—	(30)	—

Balance at end of year	$70	$70	$100

Additional paid-in capital
Balance at beginning of year	$984,958	$1,038,598	$1,085,687
Stock options and restricted shares	5,182	13,924	24,742
Conversion of operating company units to common shares	1,712	3,062	1,631
Shares repurchased and retired	—	—	(74,987)
Redemption of preferred stock	—	(72,261)	—
Dividend reinvestment plan	1,866	1,776	1,670
Other	—	(141)	(145)

Balance at end of year	$993,718	$984,958	$1,038,598

Accumulated net income (less than) in excess of cumulative dividends
Balance at beginning of year	$(62,346)	$(61,726)	$(59,234)
Net income for year	140,811	128,081	120,195
Cash dividends declared to common shareholders: $2.25 per common share for the year ended December 31, 2008 and $2.15 per common share for the year ended December 31, 2007 and $2.05 per common share for the year ended December 31, 2006	(116,025)	(109,811)	(104,814)
Cash dividends declared to preferred shareholders (see Note 10)	(11,813)	(16,122)	(17,873)
Redemption related preferred stock issuance cost	—	(2,768)	—

Balance at end of year	$(49,373)	$(62,346)	$(61,726)

Stock purchase loans to executives
Balance at beginning of year	$—	$(632)	$(920)
Loan maturities	—	632	288

Balance at end of year	$—	$—	$(632)

Total shareholders’ equity	$944,926	$923,192	$976,845

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company

BRE Properties, Inc., a Maryland corporation (“BRE” or the “Company”), was formed in 1970. BRE is a self-administered real estate investment trust (“REIT”) focused on the development, acquisition and management of multifamily apartment communities in the Western United States. At December 31, 2008, BRE’s portfolio, owned directly or through wholly or majority owned subsidiaries, consisted of 72 multifamily communities (aggregating 21,196 units), classified as direct investments in real estate-investments in rental properties on the accompanying consolidated balance sheets. Of these properties, 58 were located in California, 12 in Washington, and two in Arizona. In addition, at December 31, 2008, there were eight properties under various stages of construction and development, including five directly owned properties with 1,367 units classified as direct investments in real estate-construction in progress and three land parcels which are classified as land under development. BRE also holds a 35% interest in two real estate joint ventures that own two multifamily properties with a total of 488 units and a 15% interest in eleven joint ventures that own eleven multifamily properties with a total of 3,592 units at December 31, 2008.

The Operating Company

In November 1997, BRE acquired 16 completed properties and eight development properties from certain entities of Trammell Crow Residential-West (the “Transaction”) pursuant to a definitive agreement (the “Contribution Agreement”). BRE paid a total of approximately $160,000,000 in cash and issued $100,000,000 in common stock based on a stock price of $26.93 per share, as provided for in the Contribution Agreement. In addition, certain entities received Operating Company Units (“OC Units”) valued at $76,000,000 in BRE Property Investors LLC (the “Operating Company”), a Delaware limited liability company and a majority owned subsidiary of BRE. The Operating Company assumed approximately $120,000,000 in debt in connection with this purchase. BRE is the sole managing member and majority owner of the Operating Company at December 31, 2008. Substantially all of the properties acquired in the Transaction are owned by the Operating Company, which was formed by BRE for the purpose of acquiring the properties in the Transaction.

The OC Units held by non-managing members are included in minority interests in the Company’s consolidated financial statements. Starting in November 1999, non-managing members of the Operating Company can exchange their units for cash in an amount equal to the market value of common stock at the time of the exchange or, at the option of the Company, common stock of BRE on a 1:1 basis. As of December 31, 2008, 2,448,400 OC Units have been exchanged for common stock. The non-managing members are entitled to priority distributions regardless of the cash flows of the Operating Company. The Operating Company is also required to maintain certain financial ratios to protect the non-managing members’ distributions. Further, the Company had restrictions from selling certain assets of the Operating Company in a taxable sale for a ten year period from the date of the Transaction. The ten year period lapsed November 18, 2007. The Operating Company will continue until the earlier of conversion of all non-managing member OC Units, or September 25, 2012. The Operating Company has also guaranteed the repayment of the Company’s $750,000,000 unsecured line of credit.

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

At December 31, 2008, the Company has made non-refundable cash deposits for four purchase option agreements totaling approximately $2,590,000, which are included in Other assets on the consolidated balance sheet. The aggregate purchase price of properties under option is approximately $45,850,000. The Company’s maximum exposure to loss if it elects not to purchase the option properties is $13,200,000, representing non-refundable deposits and the related predevelopment costs at December 31, 2008. Based on analyses performed under Interpretation No. 46, the Company is not the primary beneficiary in any of the arrangements as of December 31, 2008.

BRE consolidates entities not deemed as VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company, the Operating Company and other controlled subsidiaries. At December 31, 2008, BRE owned 94% of the Operating Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company considers consolidation as outlined in EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, which provides guidance on consolidations for Limited Partnerships and similar entities. Under EITF 04-05, the managing member of an LLC is presumed to control the LLC and must prove non-managing member(s) have certain rights that preclude the managing member from exercising unilateral control. Based on the provisions of EITF 04-05, the Company has reviewed its control as the General Partner of its joint venture assets and concluded that the Company does not have control over any of the LLCs which it manages.

After considering the potential consolidation under Interpretation No. 46 and EITF 04-05, The Company considers guidance under APB-18, “The Equity Method of Accounting for Investments in Common Stock,” and SOP 78-9, “Accounting for Investments in Real Estate Ventures.” Management considered the provisions of both APB-18 and SOP 78-9 to conclude on the application of the equity method of accounting for its investments in joint ventures.

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

Investments in Rental Properties

Rental properties are recorded at cost, less accumulated depreciation, less an adjustment, if any, for impairment. All properties are held for leasing activities. A land value is assigned based on the purchase price if land is acquired separately, or based on estimated market rates if acquired in a merger or in an operating community acquisition. BRE has a development group which manages the design, development and construction of its apartment communities. Projects under development are carried at cost, including direct and indirect costs incurred to ready the assets for their intended use and which are specifically identifiable, including capitalized interest and property taxes until units are placed in service. Direct investment development projects are considered placed in service as certificates of occupancy are issued and the units become ready for occupancy. Depreciation begins as units are placed in service. Land acquired for development is capitalized and reported as “Land under development” until the development plan for the land is formalized. Once the development plan is determined and construction contracts are signed, the costs are transferred to the balance sheet line item “Construction in progress.” Interest is capitalized on the Construction in progress at a rate equal to the Company’s weighted average cost of debt. The capitalization of interest ends when the assets are readied for their intended use. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that increase the value of the property or extend its useful life are capitalized.

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

The Company evaluates its long-lived assets for impairment under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 144 provides guidance on the recognition and measurement of the impairment of long-lived assets to be “held and used,” and requires that the results of operations of any communities that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented.

The Company periodically evaluates its long-lived assets, including its investments in rental properties, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, the expected holding period of each asset and legal and environmental concerns. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted. There were no assets for which an adjustment for impairment in value was made in 2008, 2007 or 2006.

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

Equity Interests in Real Estate Joint Ventures

The Company’s investments in non-controlled real estate joint ventures and joint ventures which are VIEs in which the Company is not the primary beneficiary are accounted for under the equity method of accounting on the accompanying consolidated financial statements. Investments in real estate joint ventures that are managed by the Company are included in Equity interests in and advances to real estate joint ventures on the accompanying consolidated balance sheet.

Conversion of Operating Company Units

Conversions of Operating Company units are accounted for at book value, with the minority interest amount for the related converted unit being reclassified to Common stock and Additional paid-in capital.

Rental Revenue

Rental income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. There were no contingent rental payments or percentage rents in the three years ended December 31, 2008. Rent concessions are amortized over the lives of the related leases.

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

Deferred Costs

Included in Other assets are costs incurred in obtaining debt financing that are deferred and amortized over the terms of the respective debt agreements as interest expense. Related amortization expense is included in Interest expense in the accompanying consolidated statements of income. Net deferred financing costs included in Other assets in the accompanying consolidated balance sheets are $16,536,000 and $20,174,000 as of

December 31, 2008 and 2007, respectively. Amortization of deferred costs totaled $3,415,000, $3,527,000 and $3,360,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Fair Value of Financial Instruments

The fair values of BRE’s financial instruments, including such items in the consolidated financial statement captions as Other assets (which includes cash and mortgages receivable), and lines of credit, approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of the Company’s mortgage loans payable and unsecured senior notes was approximately $1,388,000,000 (compared to a net carrying value of $1,681,096,000) and $1,727,000,000 (compared to a net carrying value of $1,714,082,000) at December 31, 2008 and 2007, respectively.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method. This method requires the recognition of compensation cost for all share based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the twelve months ended December 31, 2008, 2007 and 2006 includes all awards outstanding that are vesting during the period. From January 1, 2003 through December 31, 2005, the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148). The Company adopted the prospective method as provided for in SFAS No. 148, under which the provisions of SFAS No. 123 were applied prospectively to all awards granted, modified or settled after January 1, 2003. Prior to 2003, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to five years. The Company recognizes expense for awards with graded vesting on a straight line basis. At December 31, 2008, compensation cost related to non-vested awards not yet recognized totaled approximately $14,500,000 and the weighted average period over which it is expected to be recognized is 2.9 years. During the twelve months ended December 31, 2008, 357,057 restricted shares and zero stock options were awarded.

The fair values for options were estimated as of the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for the years ended December 31, 2007 and 2006:

	Years ended December 31
	2007	2006
Risk-free interest rate	4.86%	4.93%
Dividend yield	4.91%	5.43%
Volatility	.19	.19
Weighted average option life	6 years	6 years

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

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that it has only one operating and reportable segment, multifamily communities, which comprised 99% of BRE’s consolidated assets at December 31, 2008 and 2007 and approximately 99% of its total consolidated revenues for the three years ended December 31, 2008.

Concentration Risk

All multifamily communities owned by the Company are located in the Western United States, in three general markets that it defines as California, Pacific Northwest, and Mountain/Desert States. All revenues are from external customers and there are no revenues from transactions with other segments. There are no residents that contributed 10% or more of BRE’s total revenues in the years ended December 31, 2008, 2007 or 2006.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard on January 1, 2008 did not have a material impact on the Company’s financial position and results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”). FAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. The adoption of this standard on January 1, 2008 did not have a material impact on the Company’s financial position and results of operations

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (SFAS 160). This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to as minority interest) and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require the noncontrolling interest to be reported as a component of equity. Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary will be initially measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This statement will be adopted by the Company beginning in its fiscal year ending December 31, 2009, as required. The adoption of SFAS 160 will result in a reclassification on the consolidated balance sheet of minority interest to, a caption within shareholders equity entitled “Noncontrolling Interests”,when it becomes effective.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). This statement requires the acquiring entity in a business combination to recognize the fair value of assets acquired and liabilities assumed in the transaction and recognize contingent consideration arrangements and pre-acquisition loss and gain contingencies at their acquisition-date fair value. The acquirer is required to capitalize in-process research and development assets acquired and expense, as incurred, acquisition related transaction costs. The statement requires the acquirer to disclose to investors and other users of the financial statements all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This statement will be adopted by the Company beginning in its fiscal year ending December 31, 2009, as required. Beginning January 1, 2009, the Company expects that acquisition related costs associated with operating property acquisitions will be expensed as incurred.

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

In May 2008, the FASB issued FASB staff position APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (APB 14-1). APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion separately account for the liability (debt) and equity (conversion option) components of the instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. APB 14-1 requires the initial debt proceeds from the sale of a company’s convertible debt instrument to be allocated between the liability component and the equity component. The resulting debt discount will be amortized over the debt instrument’s expected life as additional interest expense. As a result, a lower net income will be reflected as interest expense would include both the current period’s amortization of the debt discount and the instrument’s coupon interest. The additional interest expense recorded will result in an increased level of capitalized interest in accordance with SFAS 34, “Capitalization of Interest Cost”. APB 14-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Retroactive application is required for all periods presented. APB 14-1 will be adopted by the Company beginning in its fiscal year ending December 31, 2009, as required.

On August 15, 2006, the Company issued $460,000,000 of convertible senior unsecured notes with a fixed coupon of 4.125% due August 2026. The Company has evaluated the impact that APB 14-1 will have on its consolidated financial statements when it becomes effective. The following table illustrates the pro forma effect on the consolidated net income and earnings per share:

	Years ended December 31
	2008	2007	2006
Net income available to common shareholders, as reported	$128,998,000	$109,191,000	$102,322,000
Deduct: Total net additional noncash interest expense determined under APB 14-1	(6,222,000)	(5,498,000)	(2,006,000)

Pro forma net income	$122,776,000	$103,693,000	$100,316,000

Earnings per share:
Basic—as reported	$2.53	$2.15	$2.01
Basic—pro forma	$2.41	$2.04	$1.97
Diluted—as reported	$2.50	$2.11	$1.96
Diluted—pro forma	$2.37	$2.00	$1.92

In June 2008, the FASB issued FASB staff position No. EITF 03-6-1, “Determining Weather Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). This FSP was issued to clarify that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities. This FSP also provides guidance on how to allocate earnings to participating securities and compute basic EPS using the two-class method. This FSP is effective for the fiscal years beginning after December 15, 2008. Early application is not permitted. This FSP will be adopted by the Company beginning in its fiscal year ending December 31, 2009, as required. The Company is currently evaluating the impact of FSP EITF 03-6-1, when it becomes effective.

3.    Real Estate Portfolio

The components of direct investments in real estate—investments in rental properties follow:

	December 31
	2008	2007
Land	$516,742,000	$501,476,000
Buildings and improvements	2,389,980,000	2,321,803,000

Subtotal	2,906,722,000	2,823,279,000
Accumulated depreciation	(509,647,000)	(458,474,000)

Total	$2,397,075,000	$2,364,805,000

BRE’s carrying value of its assets exceeded the tax basis by approximately $154,288,000 (unaudited) at December 31, 2008.

A roll-forward of direct investments in real estate construction in progress follows:

	December 31
	2008	2007
Opening balance	$297,939,000	$242,509,000
Costs incurred to projects under construction	152,361,000	153,627,000
Transfers of construction in progress to direct investments in real estate—investments in rental properties	(177,169,000)	(129,279,000)
Transfers from land under development to direct investments in real estate—construction in progress	19,865,000	31,082,000

Ending balance	$292,996,000	$297,939,000

At December 31, 2008, BRE had an estimated cost of $105,900,000 to complete existing construction in progress, with funding estimated from 2008 through 2010.

4.    Equity Interests in and Advances to Real Estate Joint Ventures

As of December 31, 2008, BRE had thirteen joint venture arrangements in which its capital interest in two of the joint ventures is 35% and its ownership interest in eleven of the joint ventures is 15%; these joint ventures are managed by the Company (the “joint ventures”). The Company accounts for its investments in these joint ventures under the equity method of accounting.

Each of the joint ventures in which the Company has a capital interest of 35% contains a single multifamily community that was developed by BRE and completed in 2001. BRE’s investment in these joint ventures totals $11,730,000 and $12,343,000 as of December 31, 2008 and 2007, respectively, and is shown as “Equity interests in and advances to real estate joint ventures-investments in rental properties” on BRE’s consolidated balance sheets. The communities had a total cost of approximately $44,281,000. The joint ventures carry secured, non-recourse loans totaling $17,996,000 that mature in 2011 and bear interest at rates of 7.25% and 8.0%.

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

On April 27, 2006, the Company contributed seven majority owned properties with 2,184 units located in Denver, Colorado, and Phoenix, Arizona for a total value of $235,000,000 to seven separate joint ventures in exchange for a 15% equity interest in each joint venture and approximately $200,000,000 in cash. The net carrying value of the Company’s investment in the seven joint ventures is equal to 15% of the Company’s net carrying value, at the time of contribution which totaled approximately $189,000,000. The Company’s recognition of its share of the equity in net income of the joint venture will be adjusted for the difference in basis between the Company’s 15% interest in the joint ventures recorded at its book value and the fair value of the assets contributed and recorded by the joint ventures. The Company will reduce its share of depreciation expense pickup.

The eleven joint ventures mentioned above in which the Company has an ownership interest of 15% contain a single multifamily community that was acquired or developed by BRE between 1986 and 2003 or a single multifamily community in which the Company purchased a 15% equity interest. BRE’s investment in these eleven joint ventures totals $50,767,000 and $50,623,000 as of December 31, 2008 and 2007, respectively, and is shown as “Equity interests in and advances in real estate joint ventures-investments in rental properties” on BRE’s consolidated balance sheets. The joint ventures are un-leveraged.

The Company’s income from unconsolidated equity investments in joint ventures totaled $2,560,000, $2,133,000 and $1,150,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

5.    Other Assets

The components of Other assets follow:

	December 31
	2008	2007
Predevelopment and escrow deposits	$24,390,000	$14,240,000
Prepaid loan fees	16,536,000	20,174,000
Accounts and mortgages receivable	10,389,000	10,739,000
Furniture and equipment, net of accumulated depreciation	8,718,000	5,276,000
Prepaid insurance	4,628,000	6,058,000
Deferred compensation plan	2,114,000	3,365,000
Other	9,710,000	5,216,000

Total Other Assets	$76,485,000	$65,068,000

In the fourth quarter of 2008, the Company wrote off $5,119,000 related to three sites under option agreements or letters of intent.

6.    Secured Debt

The following data pertain to BRE’s secured debt at December 31, 2008 and 2007:

	December 31,
	2008	2007
Fixed rate secured mortgage loans	$151,496,000	$162,882,000
Variable rate secured mortgage loans	—	11,200,000

Total secured debt	$151,496,000	$174,082,000

Net book value of investments in real estate collateralizing secured debt	$253,911,000	$474,544,000
Remaining terms of mortgage loans payable	1-5 years	1-6 years
Weighted average interest rate on fixed rate mortgages	6.1%	6.2%
Weighted average interest rate on variable rate mortgages	—	4.7%

Future scheduled principal payments are included in Note 7.

7.    Unsecured Senior Notes and Unsecured Line of Credit

The following table pertains to BRE’s unsecured senior notes and unsecured line of credit at December 31, 2008 and 2007:

	December 31,
	2008	2007
Fixed rate unsecured notes	$1,080,000,000	$1,080,000,000
Convertible notes	449,600,000	460,000,000
Unsecured line of credit	245,000,000	205,000,000

Total unsecured debt	$1,774,600,000	$1,745,000,000

Weighted average interest rate on fixed rate unsecured notes	6.20%	6.20%
Weighted average interest rate on convertible notes	4.13%	4.13%
Weighted average interest rate on unsecured line of credit	4.45%	6.49%

On August 15, 2006, the Company completed a private offering of $460,000,000 aggregate principal amount of convertible senior unsecured notes that mature on August 15, 2026. The notes bear interest at a fixed coupon rate of 4.125%. The notes may be converted into shares of BRE common stock (“Common Shares”), at the option of the holder, under specific circumstances, or on or after July 15, 2026, at an initial conversion rate of 14.0432 shares per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $71.21 per share, which represents a 27.50% premium over the $55.85 closing price of the Company’s stock at the time the transaction was priced. On or after February 21, 2012, the Company may redeem the notes at a redemption price equal to the principal amount of the notes plus any accrued but unpaid interest thereon, and in certain circumstances, any additional conversion value. On December 24, 2008, the Company repurchased $10,400,000 of our $460,000,000 convertible senior unsecured notes with a fixed coupon rate of 4.125% for approximately $8,000,000, resulting in a $2,369,000 net gain on extinguishment of debt.

On September 18, 2007, the Company amended and restated its credit agreement with a group of 18 lenders, increasing the size of the revolving credit facility from $600,000,000 to $750,000,000 and extending the maturity date from January 18, 2010 to September 18, 2012. Based on the Company’s current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, the Company pays a 0.15% annual facility fee on the capacity of the facility. Borrowings under our revolving unsecured line of credit totaled $245,000,000 at December 31, 2008, compared to $205,000,000 at December 31, 2007. Borrowings under the credit facility are used to fund acquisition and development activities as well as for general corporate purposes. Balances on the revolving unsecured line of credit are typically reduced with available cash balances.

On March 13, 2007, the Company completed an offering of $300,000,000 of 10-year senior unsecured notes. The notes will mature on March 15, 2017 and bear interest at a fixed coupon rate of 5.50%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $297,000,000 and were used for general corporate purposes.

The unsecured line of credit and unsecured senior note agreements contain various covenants that include, among other factors, tangible net worth and requirements to maintain certain financial ratios. BRE was in compliance with all such financial covenants throughout the years ended December 31, 2008 and 2007.

Scheduled principal payments required on the line of credit, unsecured senior notes payable and mortgage loans payable for the next five years and thereafter are as follows.

2009	$219,340,000
2010	183,271,000
2011	252,127,000
2012	761,245,000
2013	160,113,000
Thereafter	350,000,000

Total	$1,926,096,000

Interest expense on mortgage loans, lines of credit and unsecured senior notes, including amortization of related issuance costs, aggregated $107,238,000, $106,106,000 and $94,958,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Capitalized interest was $21,439,000, $24,097,000 and $15,794,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Excluding capitalized interest, cash paid for interest totaled $86,077,000, $76,277,000 and $76,884,000 in 2008, 2007, and 2006, respectively.

8.    Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses follow:

	December 31
	2008	2007
Accrued interest payable	$29,467,000	$29,750,000
Accrued development and real estate improvement costs	13,869,000	10,585,000
Accrued employee and non employee director benefits	11,061,000	10,634,000
Retention payable	9,977,000	8,629,000
Security deposit	8,767,000	8,887,000
Escrow fund liability	7,075,000	75,000
Prepaid rent from residents	4,124,000	3,381,000
Other	6,699,000	8,465,000

Total Accounts Payable and Accrued Expenses	$91,039,000	$80,406,000

9.    Discontinued Operations

The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations if deemed a component of an entity. The property-specific components of net earnings that are classified as discontinued operations include operating results, depreciation expense recognized prior to the classification as held for sale, and the net gain or loss on disposal. At December 31, 2008, the Company had one operating apartment community (located in the Inland Empire, CA) and one excess land parcel (located in Santa Clara, CA) classified as held for sale. The operating apartment community is expected to be sold to an unrelated third party within twelve months after December 31, 2008. The estimated proceeds less anticipated costs to sell the asset held for sale at December 31, 2008 are greater than the carrying value as of December 31, 2008, and therefore no provisions for possible losses were recorded. Subsequent to the end of the year, we sold the excess parcel of land in Santa Clara, California, classified as held for sale at December 31, 2008, for $17,100,000.

During 2008, the Company sold six communities totaling 1,484 units: Blue Rock Village, with 560 units located in Vallejo, California; The Park at Dash Point, with 280 units located in Seattle, Washington; Pinnacle at Blue Ravine with 260 units, located in Sacramento, California; Canterbury Downs, with 173 units located in Sacramento, California; Rocklin Gold with 121 units located in Sacramento, California; and Quail Chase with 90 units located in Sacramento, California. The six communities were sold for net proceeds totaling approximately $163,215,000, resulting in a net gain on sale of approximately $65,984,000.

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

The net gain on sale and the combined results of operations for these 17 operating properties are included in discontinued operations on the consolidated statements of income for each twelve month ended period presented. These amounts totaled $76,412,000, $68,094,000 and $54,451,000 for the twelve months ended December 31, 2008, 2007 and 2006, respectively.

The following is a breakdown of the net gain on sales and the combined results of operations for the properties included in discontinued operations:

	Years ended December 31
	2008	2007	2006
Rental income	$18,179,000	$27,392,000	$35,682,000
Real estate expenses	(6,903,000)	(9,981,000)	(12,915,000)
Provision for depreciation	(813,000)	(4,531,000)	(5,583,000)
Interest expense(1)	(35,000)	(743,000)	(1,035,000)
Net gain on sales of discontinued operations	65,984,000	55,957,000	38,302,000

Total discontinued operations	$76,412,000	$68,094,000	$54,451,000

(1)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.

10.    Preferred Stock

The following table presents the Company’s issued and outstanding Preferred Shares as of December 31, 2008 and 2007:

	Optional Redemption Date(1)	Annual Dividend Rate per Share(2)	Outstanding at December 31, 2008	Outstanding at December 31, 2007
Preferred Stock, nonvoting, $0.01 par value; 20,000,000 shares authorized:
6.75% Series C cumulative redeemable, liquidation preference $25.00 per share, 4,000,000 shares outstanding at December 31, 2008 and December 31, 2007	March 2009	$1.6875	$100,000,000	$100,000,000
6.75% Series D cumulative redeemable, liquidation preference $25.00 per share, 3,000,000 shares outstanding at December 31, 2008 and December 31, 2007	December 2009	$1.6875	75,000,000	75,000,000

			$175,000,000	$175,000,000

On September 14, 2007, we redeemed all 3,000,000 shares of 8.08% Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.42644 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends to the redemption date. The initial issuance costs totaling $2,768,000 associated with the Series B Cumulative Redeemable Preferred Stock were expensed during the third quarter of 2007.

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

11.    Stock Option Plans

Employee Plans

The 1992 Stock Option Plan and the 1999 BRE Stock Incentive Plan, as amended (the “Plans”) provide for the issuance of incentive stock options, non-qualified stock options, share appreciation rights, restricted shares and other grants. The maximum number of shares that may be issued under the Plans is 6,850,000. The option price may not be less than the fair market value of a share on the date that the option is granted and the options generally vest over three to five years. Shareholders initially adopted the 1999 BRE Stock Incentive Plan in 1999 and approved the plan as amended in 2007. The 1999 BRE Stock Incentive Plan, as amended, allows for grants of up to 4,500,000 shares. Changes in options outstanding during the years ended December 31, 2008, 2007, and 2006 were as follows:

	Years ended December 31
	2008		2007		2006
	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price
Balance at beginning of period	713,426	$30.80	855,910	$30.66	1,468,950	$30.39
Granted	—	—	—	—	—	—
Exercised	(14,967)	$31.48	(140,984)	$29.93	(594,722)	$29.96
Cancelled	(6,148)	$28.65	(1,500)	$32.45	(18,318)	$31.79

Balance at end of period	692,311	$30.80	713,426	$30.80	855,910	$30.66

Exercisable	643,911	$30.68	588,626	$30.57	580,372	$30.25
Weighted average estimated fair value of options granted during the year	—	$—	—	$—	—	$—

At December 31, 2008, the exercise price of shares under option ranged from $22.40 to $32.97, with a weighted average exercise price of $30.68. Expiration dates range from 2009 through 2014; the weighted average remaining contractual life of these options is four years. Stock options were exercised during 2008 on options originally granted with exercise prices ranging from $22.71 to $32.45.

At December 31, 2008, there were 726,363 restricted shares outstanding under the Plans with an average grant date fair value price of $42.78. There were 339,753, 21,016 and 23,429 restricted shares granted in 2008, 2007 and 2006, respectively. The fair value of restricted shares awarded totaled $15,430,000, $1,418,000 and $1,241,000 in 2008, 2007 and 2006, respectively. During 2008, certain executive officers were granted 27,912 restricted shares with a performance based component and 42,492 restricted shares which are service based. There were no share awards to executive officers in 2006 and 2007.

The intrinsic value of options exercised and restricted shares vested totaled $1,440,000, $4,295,000 and $14,219,000 during 2008, 2007 and 2006, respectively. The aggregate intrinsic value of options currently exercisable at December 31, 2008, 2007 and 2006 was $63,860, $5,860,000 and $20,180,000, respectively. The total compensation cost capitalized as part of the cost of an asset totaled $1,191,000, $1,081,000 and $970,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Non-Employee Director Stock Option and Restricted Stock Plan

The Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan provides for: (1) annual grants of restricted stock with a market price-based value of $91,000 per year per non-employee director; (2) discretionary annual grants for service as Chairman of the Board or Lead Director of restricted stock with an aggregate value of up to $35,000 per year; and (3) annual grants for service as a Board committee chairman of restricted stock with an aggregate value of $10,500 per year per committee chairman. Under the plan, equity compensation for 2008 and all future service periods are to be paid in the form of restricted share grants and no new options are to be issued. The maximum number of shares that may be issued under this plan is 2,650,000. As with the Plans, the option price may not be less than the fair market value of a share on the date the option is granted. Changes in options outstanding for the years ended December 31, 2008, 2007, and 2006 were as follows:

	Years ended December 31
	2008		2007		2006
	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price
Balance at beginning of period	878,752	$33.64	1,040,129	$32.84	1,442,468	$30.57
Granted	—	—	35,613	$63.22	50,359	$52.20
Exercised	(33,832)	$26.09	(193,216)	$29.11	(452,698)	$29.93
Cancelled	—	—	(3,774)	$63.22	—	—

Balance at end of period	844,920	$33.95	878,752	$33.64	1,040,129	$32.84

Exercisable	831,920	$33.66	819,082	$32.39	950,627	$30.55
Weighted average estimated fair value of options granted during the year		—		$8.50		$6.48

At December 31, 2008, the exercise prices of shares under option ranged between $24.69 and $63.22, with expiration dates from 2009 to 2017. The options vest ratably over periods ranging from one to three years. The weighted average remaining contractual life of these options is three years. At December 31, 2008, there were 18,916 restricted shares outstanding under the Plan with an average award price of $48.75. There were 17,304, 9,910 and 6,245 restricted shares granted in 2008, 2007 and 2006, respectively. The fair value of restricted shares awarded totaled $838,000, $564,000 and $326,000 in 2008, 2007 and 2006, respectively.

The intrinsic value of options exercised and restricted shares vested totaled $1,265,000, $6,261,000 and $13,343,000, respectively. The aggregate intrinsic value of options currently exercisable at December 31, 2008, 2007 and 2006 was $69,493, $6,667,000 and $32,771,000.

Direct Stock Purchase and Dividend Reinvestment Plan

In 1996, the Company instituted a direct stock purchase and dividend reinvestment plan (the “DRIP”) in which shareholders may purchase either newly issued or previously issued shares. There is no discount on shares purchased through the DRIP. The total amount of shares authorized under the DRIP is 1,500,000; from inception through December 31, 2008, 311,285 new shares have been issued.

12.    Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share with respect to income from continuing operations:

	2008	2007	2006
Numerator:
Net income available to common shareholders	$128,998,000	$109,191,000	$102,322,000
Less adjustment for earnings and gains from discontinued operations	(76,412,000)	(68,094,000)	(54,451,000)

Numerator for basic and diluted earnings per share from continuing operations	$52,586,000	$41,097,000	$47,871,000

Denominator:
Denominator for basic earnings per share—weighted average shares	51,050,000	50,735,000	50,925,000
Effect of dilutive securities:
Stock based awards	650,000	1,045,000	1,225,000

Denominator for diluted earnings per share adjusted for weighted average shares and assumed conversion	51,700,000	51,780,000	52,150,000

Basic earnings per share from continuing operations	$1.03	$0.81	$0.94
Basic earnings per share from discontinued operations	1.50	1.34	1.07

Basic earnings per share	$2.53	$2.15	$2.01

Diluted earnings per share from continuing operations	$1.02	$0.79	$0.92
Diluted earnings per share from discontinued operations	1.48	1.32	1.04

Diluted earnings per share	$2.50	$2.11	$1.96

Under FASB Statement No. 128, “Earnings per Share”, the effect of anti-dilutive Operating Company units and shares under option have been excluded from the diluted earnings per share calculation. Weighted average Operating Company units totaled 830,000, 870,000, and 975,000 for the three years ended December 31, 2008, 2007 and 2006, respectively. The anti-dilutive shares under option totaled 82,198, 32,326 and zero for the three years ended December 31, 2008, 2007 and 2006, respectively.

13.    Retirement Plan

BRE has a 401K defined contribution retirement plan covering all employees with more than six months of continuous full-time employment. In addition to employee elective deferrals, in 2008, 2007 and 2006, BRE contributed up to 3% of the employee’s contributions up to $6,900 per employee in 2008 from $6,750 per employee in 2007 and $6,600 per employee in 2006. The aggregate amounts contributed and recognized as expense by BRE were $414,000, $463,000 and $427,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

14.    Related Party Transactions

BRE had notes receivable from third party minority interest members of limited liability company subsidiaries of the Company totaling $7,418,000 and $7,469,000 at December 31, 2008 and 2007, respectively. The amounts are recorded in Other assets on the consolidated balance sheets. Interest income from the notes totaled $378,000, $381,000 and $385,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company has recourse to take over the ownership in the underlying assets from the third party minority interest member in the event of default.

15.    Commitments and Contingencies

Commitments

During the years ended December 31, 2008, 2007 and 2006, total operating lease payments incurred for office space, including real estate taxes, insurance, repairs and utilities, aggregated $1,164,000, $1,032,000 and $986,000 respectively.

The minimum future basic aggregate rental commitment under the Company’s operating leases is as follows:

2009	1,276,000
2010	1,241,000
2011	886,000
2012	896,000
2013	783,000
Thereafter	1,781,000

Total	$6,863,000

The Company entered into an operating agreement for office space in Denver, CO commencing on February 1, 2008 and ending on January 31, 2013. The Company has one option to extend the lease for either 3 or 5 years. The Company entered into an operating agreement for office space in Seattle, WA commencing on June 1, 2007 and ending September 1, 2012. The Company has one option to extend the lease for 5 years. The Company entered into an operating lease for the corporate office located in San Francisco, CA commencing on August 1, 2005 and ending on February 1, 2016. BRE has two options to extend the term of the lease for an additional 5 years for each option. BRE entered into an operating lease for office space in Irvine, CA commencing on December 1, 2005 and ending on December 1, 2010. The Company has one option to extend the lease for 5 years. Over the term of each lease, rent is based on fixed contractual increases to the base rent and expense is recognized on a straight line basis.

Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. As of December 31, 2008, there were no pending legal proceedings to which the Company is a party or of which any of its properties is the subject, the adverse determination of which the Company anticipates would have a material adverse effect upon its consolidated financial condition and results of operations.

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

On December 3, 2008, the Company reached a $4,400,000 settlement with the remaining subcontractors. The settlement was not subject to a good faith hearing and the full amount was recognized in Other income during the fourth quarter of 2008. The legal matter is now closed.

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

The Company commenced reconstruction during the second quarter of 2005 and completed reconstruction in 2007. On January 27, 2006 the Company reached a settlement in connection with the Red Hawk Ranch apartment community. Under terms of the settlement, the Company received an aggregate of $17,500,000 from various defendants and the assignment of certain agreements and claims associated with three subcontractors against whom the company continued to pursue litigation. In April of 2006, the Company reached settlement terms with the subcontractors, in an amount totaling $2,000,000. All settlement funds were received by the Company in April of 2006 and the amounts were recorded as Other income during the second quarter of 2006.

17.    Supplemental Financial Data (Unaudited)

Quarterly financial information follows:

	Year ended December 31, 2008
	Quarter ended March 31	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
	(amounts in thousands, except per share data)
Revenues*	$85,641	$87,531	$89,414	$88,331
Income from continuing operations	14,401	15,581	16,811	17,604
Discontinued operations	2,758	3,321	27,701	42,634
Preferred stock dividends	(2,953)	(2,953)	(2,953)	(2,953)

Net income available to common shareholders	$14,206	$15,949	$41,559	$57,285

Basic earnings per share from continuing operations	$0.23	$0.25	$0.27	$0.29
Basic earnings per share from discontinued operations	0.05	0.06	0.54	0.83

Basic earnings per share	$0.28	$0.31	$0.81	$1.12

Diluted earnings per share from continuing operations	$0.23	$0.25	$0.27	$0.28
Diluted earnings per share from discontinued operations	0.05	0.06	0.53	0.83

Diluted earnings per share	$0.28	$0.31	$0.80	$1.11

	Year ended December 31, 2007
	Quarter ended March 31	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
	(amounts in thousands, except per share data)
Revenues*	$78,794	$80,918	$83,175	$84,362
Income from continuing operations	13,508	16,519	15,873	14,087
Discontinued operations	2,874	3,095	42,552	19,573
Preferred stock dividends	(4,468)	(4,468)	(4,232)	(2,953)
Redemption related preferred stock issuance cost	—	—	(2,768)	—

Net income available to common shareholders	$11,914	$15,146	$51,425	$30,707

Basic earnings per share from continuing operations	$0.18	$0.24	$0.17	$0.22
Basic earnings per share from discontinued operations	0.06	0.06	0.84	0.38

Basic earnings per share	$0.24	$0.30	$1.01	$0.60

Diluted earnings per share from continuing operations	$0.17	$0.23	$0.17	$0.21
Diluted earnings per share from discontinued operations	0.06	0.06	0.82	0.38

Diluted earnings per share	$0.23	$0.29	$0.99	$0.59

*	Revenue totals do not include revenues from discontinued operations, other income and partnership income.

For the years ended December 31, 2008, 2007 and 2006, the federal income tax components of the Company’s dividends on the common and preferred stock were as follows (unaudited).

	Ordinary Income	Long Term Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital
Common Stock
December 31, 2008	28%	52%	20%	—%
December 31, 2007	41%	51%	8%	—%
December 31, 2006	38%	21%	21%	20%

	Ordinary Income	Long Term Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital
Cumulative Redeemable Preferred Stock (all series)
December 31, 2008	28%	52%	20%	—%
December 31, 2007	41%	51%	8%	—%
December 31, 2006	47%	27%	26%	—%

BRE PROPERTIES INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

(Dollar amounts in thousands)

	Location	Dates Acquired/ Constructed	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives— Years	Gross Amount at Which Carried at December 31, 2008
Property Name			Land	Building & Improvements			Land	Building & Improvements	Total	Accumulated Depreciation	Encumbrances
APARTMENTS
Sharon Green	Menlo Park, CA	1971/1970	$1,250	$5,770	$10,882	40	$1,250	$16,652	$17,902	$(12,212)
Verandas	Union City, CA	1993/1989	3,233	12,932	3,916	40	3,233	16,848	20,081	(7,174)
Foster’s Landing	Foster City, CA	1996/1987	11,742	47,846	11,550	40	11,742	59,396	71,138	(19,476)
Pinnacle Crow Canyon	San Ramon, CA	1996/1992	8,724	34,895	8,479	40	8,724	43,374	52,098	(14,205)
Lakeshore Landing	San Mateo, CA	1997/1988	8,547	34,228	6,532	40	8,547	40,760	49,307	(13,228)
Mission Peaks	Fremont, CA	1997/1995	11,747	47,082	33,212	40	11,747	80,294	92,041	(27,129)
Deer Valley*	San Rafael, CA	1997/1996	6,042	24,169	2,983	40	6,042	27,152	33,194	(8,335)
Pinnacle City Centre*	Hayward, CA	2000/2000	4,903	22,999	590	40	4,903	23,589	28,492	(5,167)
Sun Pointe Village	Fremont, CA	2000/1989	12,639	50,690	6,314	40	12,639	57,004	69,643	(12,404)
Avenue 64	Emeryville, CA	2007/2007	10,364	58,100	—	40	10,364	58,100	68,464	(1,606)

San Francisco Bay Area			79,191	338,711	84,458		79,191	423,169	502,360	(120,936)	—

Montanosa	San Diego, CA	1992/1989-90	6,005	24,065	7,858	40	6,005	31,923	37,928	(14,580)	31,798
Esplanade	San Diego, CA	1993/1985	6,350	25,421	5,403	40	6,350	30,824	37,174	(12,725)
Terra Nova Villas	Chula Vista, CA	1994/1985	2,925	11,699	3,142	40	2,925	14,841	17,766	(5,823)
Canyon Villas	Chula Vista, CA	1996/1981	3,064	12,258	2,715	40	3,064	14,973	18,037	(5,291)
Lakeview Village	Spring Valley, CA	1996/1985	3,977	15,910	3,349	40	3,977	19,259	23,236	(6,762)
Countryside Village	El Cajon, CA	1996/1989	1,002	4,007	1,094	40	1,002	5,101	6,103	(1,840)
Cambridge Park	San Diego, CA	1998/1998	7,628	30,521	5,369	40	7,628	35,890	43,518	(10,672)
Carmel Landing	San Diego, CA	1999/1989	6,928	27,686	6,009	40	6,928	33,695	40,623	(8,281)
Pinnacle at Carmel Creek	San Diego, CA	2000/2000	4,744	45,430	5,522	40	4,744	50,952	55,696	(10,983)
Pinnacle at Otay Ranch I & II	Chula Vista, CA	2001/2001	8,928	43,388	3,943	40	8,928	47,331	56,259	(8,936)
Mission Trails	San Diego, CA	2002/1987	5,315	21,310	1,997	40	5,315	23,307	28,622	(4,448)
Bernardo Crest	San Diego, CA	2002/1988	6,016	24,115	3,032	40	6,016	27,147	33,163	(5,469)
Carmel Summit	San Diego, CA	2006/1989	16,025	36,611	6,557	40	16,025	43,168	59,193	(3,542)

San Diego			78,907	322,421	55,990		78,907	378,411	457,318	(99,352)	31,798

BRE PROPERTIES INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

(Dollar amounts in thousands)

	Location	Dates Acquired/ Constructed	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives— Years	Gross Amount at Which Carried at December 31, 2008
Property Name			Land	Building & Improvements			Land	Building & Improvements	Total	Accumulated Depreciation	Encumbrances
Village Green	La Habra, CA	1972/1971	372	2,763	2,514	40	372	5,277	5,649	(3,845)
Candlewood North	Northridge, CA	1996/1964-95	2,110	8,477	1,804	40	2,110	10,281	12,391	(3,514)
Sycamore Valley	Fountain Valley, CA	1996/1969	4,617	18,691	4,765	40	4,617	23,456	28,073	(8,365)
Windrush Village	Colton, CA	1996/1985	3,747	14,989	2,504	40	3,747	17,493	21,240	(5,933)
The Summit	Chino Hills, CA	1996/1989	1,838	7,354	2,528	40	1,838	9,882	11,720	(3,285)
Villa Santana	Santa Ana, CA	1997/1986	3,016	12,180	2,099	40	3,016	14,279	17,295	(4,744)
Parkside Court	Santa Ana, CA	1997/1987	2,013	8,632	1,852	40	2,013	10,484	12,497	(3,401)
Villa Siena	Costa Mesa, CA	1999/1974	4,853	19,739	10,096	40	4,853	29,835	34,688	(7,078)
Cortesia at Rancho Santa Margarita	Rancho Santa Margarita	2000/1999	7,740	30,982	3,193	40	7,740	34,175	41,915	(7,372)
Pinnacle at Laguna Niguel	Rancho Niguel, CA	2001/1988	12,572	50,308	3,660	40	12,572	53,968	66,540	(11,088)
Boulder Creek	Riverside, CA	2002/1985	3,564	14,306	2,761	40	3,564	17,067	20,631	(3,557)
Emerald Pointe	Diamond Bar, CA	2002/1989	5,052	20,248	2,198	40	5,052	22,446	27,498	(4,340)
Pinnacle at MacArthur Place	South Coast Metro, CA	2002/2002	8,155	54,257	4,019	40	8,155	58,276	66,431	(9,120)
Pinnacle at Fullerton	Fullerton, CA	2002/2004	7,087	36,869	539	40	7,087	37,408	44,495	(4,377)
Pinnacle at Westridge	Valencia, CA	2002/2004	11,253	31,465	558	40	11,253	32,023	43,276	(3,570)
Pinnacle at Riverwalk	Riverside, CA	2003/1986	14,603	58,237	9,071	40	14,603	67,308	81,911	(11,374)
Canyon Creek	Northridge, CA	2003/1986	6,152	24,650	2,977	40	6,152	27,627	33,779	(4,445)
Enclave at Town Square	Chino Hills, CA	2003/1987	2,473	10,069	2,240	40	2,473	12,309	14,782	(2,552)
Pinnacle at Talega	San Clemente, CA	2004/2003	17,125	48,171	2,333	40	17,125	50,504	67,629	(7,176)
Summerwind Townhomes	Harbor City, CA	1987/2004	6,950	27,879	3,706	40	6,950	31,585	38,535	(5,056)
Regency Palm Court	Los Angeles, CA	1987/2004	2,049	8,277	1,181	40	2,049	9,458	11,507	(1,522)
Windsor Court	Los Angeles, CA	1987/2004	1,638	6,631	1,106	40	1,638	7,737	9,375	(1,298)
Tiffany Court	Los Angeles, CA	1987/2004	3,033	12,211	2,311	40	3,033	14,522	17,555	(2,345)
Villa Azure	Los Angeles, CA	2001/2004	40,560	96,565	5,012	40	40,560	101,577	142,137	(11,480)	69,813
Catalina Gardens	Los Angeles, CA	1987/2005	6,400	20,309	739	40	6,400	21,048	27,448	(1,856)
Mission Grove Park	Riverside, CA	2005	15,120	61,873	1,400	40	15,120	63,273	78,393	(6,282)	32,996
The Heights I & II	Chino Hills, CA	2004/2005	9,132	58,844	876	40	9,132	59,720	68,852	(5,335)
Galleria at Towngate	Moreno Valley, CA	2006	3,640	35,579	432	40	3,640	36,011	39,651	(2,530)
Bridgeport Coast	Santa Clarita, CA	2006	11,500	28,741	140	40	11,500	28,881	40,381	(1,881)
The Stuart at Sierra Madre	Pasadena	2007/2007	7,926	55,733	—	40	7,926	55,733	63,659	(1,356)
Renaissance at Uptown Orange	Orange	2007/2007	16,603	99,175	—	40	16,603	99,175	115,778	(3,059)

Los Angeles/Orange County/Inland Empire			242,893	984,204	78,614		242,893	1,062,818	1,305,711	(153,136)	102,809

BRE PROPERTIES INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

(Dollar amounts in thousands)

	Location	Dates Acquired/ Constructed	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives— Years	Gross Amount at Which Carried at December 31, 2008
Property Name			Land	Building & Improvements			Land	Building & Improvements	Total	Accumulated Depreciation	Encumbrances
Selby Ranch	Sacramento, CA	1986/1971-74	2,660	18,340	10,465	40	2,660	28,805	31,465	(15,133)
Overlook at Blue Ravine I*	Folsom, CA	1997/1991	6,050	24,203	5,759	40	6,050	29,962	36,012	(10,085)
Arbor Pointe	Sacramento, CA	1997/1998	1,814	7,256	3,661	40	1,814	10,917	12,731	(4,728)
Overlook at Blue Ravine II	Folsom, CA	2000/2000	1,014	9,575	—	40	1,014	9,575	10,589	(1,195)

Sacramento			11,538	59,374	19,885		11,538	79,259	90,797	(31,141)	—

Pinnacle at South Mountain I & II*	Phoenix, AZ	1997/1996	11,062	44,257	2,577	40	11,062	46,834	57,896	(13,558)
Pinnacle Towne Center*	Phoenix, AZ	1998/1998	6,688	27,631	1,457	40	6,688	29,088	35,776	(7,981)	16,889

Phoenix			17,750	71,888	4,034		17,750	75,922	93,672	(21,539)	16,889

Parkwood at Mill Creek	Mill Creek, WA	1989/1989	3,947	15,811	1,845	40	3,947	17,656	21,603	(8,441)
Shadowbrook	Redmond, WA	1987-98/1986	4,776	17,415	4,147	40	4,776	21,562	26,338	(11,097)
Citywalk	Seattle, WA	1988/1988	1,123	4,276	772	40	1,123	5,048	6,171	(2,588)
Thrasher’s Mill	Bothell, WA	1996/1988	2,031	8,223	1,791	40	2,031	10,014	12,045	(3,565)
Ballinger Commons	Seattle, WA	1996/1989	5,824	23,519	4,156	40	5,824	27,675	33,499	(9,601)
Montebello	Kirkland, WA	1998/1998	6,680	27,274	1,078	40	6,680	28,352	35,032	(7,920)
Park Highland	Bellevue, WA	1998/1993	5,602	22,483	2,763	40	5,602	25,246	30,848	(6,945)
Pinnacle Belle Centre	Bellevue, WA	2000/2000	11,163	32,821	1,389	40	11,163	34,210	45,373	(6,841)
Pinnacle Sonata	Bothell, WA	2002/2000	8,576	39,067	411	40	8,576	39,478	48,054	(7,061)
Pinnacle at Lake Washington	Renton, WA	2001/2001	4,878	26,184	1,762	40	4,878	27,946	32,824	(4,812)
Pinnacle Belltown	Seattle, WA	2001/1992	4,279	17,259	2,059	40	4,279	19,318	23,597	(3,935)
The Trails of Redmond	Redmond, WA	1985/2004	17,413	45,013	8,834	40	17,413	53,847	71,260	(8,199)

Seattle			76,292	279,345	31,007		76,292	310,352	386,644	(81,005)	—

Partially Completed Multi Family			—	57,721	—	40	—	57,721	57,721	(210)

Non-Multi
Gateway at Emeryville	Emeryville, CA		10,171	2,328	—	2	10,171	2,328	12,499	(2,328)	—

TOTAL			$516,742	$2,115,992	$273,988		$516,742	$2,389,980	$2,906,722	$(509,647)	$151,496

*	Property held by a consolidated subsidiary of the Company

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

(Amounts in thousands)

The activity in investments in rental properties and related depreciation for the three-year period ended December 31, 2008 is as follows:

Investments in rental properties:

	Years ended December 31,
	2008	2007	2006
Balance at beginning of year	$2,823,279	$2,726,159	$2,530,046
Multifamily communities purchased	—	—	52,636
Transfers from construction in progress and other miscellaneous capitalization	177,169	129,279	93,449
Transfers of rental property to other assets	(1,646)	—	—
Capital expenditures	16,861	16,393	13,877
Rehabilitation expenditures	16,806	29,140	33,548
Investments sold	(105,034)	(60,227)	—
Investments classified as held for sale	(19,409)	(16,892)	—
Change in accrued improvements to direct investment in real estate costs	(1,304)	(573)	3,027
Consolidation of variable interest entity	—	—	—
Write off of damaged assets to depreciation	—	—	(424)

Balance at end of year	$2,906,722	$2,823,279	$2,726,159

Accumulated depreciation on rental properties:

	Years ended December 31,
	2008	2007	2006
Balance at beginning of year	$458,474	$401,893	$330,067
Provision for depreciation, excluding discontinued operations	80,646	75,418	69,251
Other depreciation on non-rental properties	(2,874)	(4,836)	(3,008)
Provision for depreciation from discontinued operations	813	4,531	5,583
Less: depreciation expense on assets classified as held for sale	(304)	—	—
Less: accumulated depreciation on assets classified as held for sale	(4,437)	(3,880)	—
Less: accumulated depreciation on properties sold	(22,671)	(14,652)	—

Balance at end of year	$509,647	$458,474	$401,893

Certain balances have been reclassified to real estate held for sale, net.

INDEX TO EXHIBITS

Exhibit No.	Description
3.0	Amended and Restated Articles of Incorporation (previously filed on March 15, 1996 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

3.1	Articles of Amendment (previously filed on April 28, 1997 as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (No. 333-24915), as amended, and incorporated by reference herein)

3.2

Articles Supplementary of the Registrant, reclassifying all 2,300,000 shares of 8.50% Series A Cumulative Redeemable Preferred Stock as Preferred Stock and classifying and designating the terms of the 6.75% Series C Cumulative Redeemable Preferred Stock (previously filed on March 1, 2004 as Exhibit 3.4 of the Registrant’s Form 8-A and incorporated by reference herein)

3.3

Articles Supplementary of the Registrant, classifying and designating the terms of the 6.75% Series D Cumulative Redeemable Preferred Stock (previously filed on December 8, 2004 as Exhibit 1.5 of the Registrant’s Form 8-A and incorporated by reference herein)

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

4.4	Form of Note due 2013 (previously filed on February 24, 1998 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.5	Form of Note due 2011 (previously filed on January 12, 2001 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.6	Form of Note due 2009 (previously filed on August 26, 2002 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.7	Form of Note due 2009 (previously filed on March 16, 2004 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.8	Form of Note due 2014 (previously filed on March 16, 2004 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.9	Form of Note due 2010 (previously filed on May 18, 2005 as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

Exhibit No.	Description
4.10

Specimen Common Stock Certificate (previously filed on February 17, 2004 as Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein)

4.11	Specimen 6.75% Series C Cumulative Redeemable Preferred Stock Certificate (previously filed on March 1, 2004 as Exhibit 3.5 to the Registrant’s Form 8-A and incorporated by reference herein)

4.12	Specimen 6.75% Series D Cumulative Redeemable Preferred Stock Certificate (previously filed on December 8, 2004 as Exhibit 1.6 to the Registrant’s Form 8-A and incorporated by reference herein)

10.0*

Amended and Restated 1992 Employee Stock Plan (previously filed on November 14, 1997 as Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference herein)

10.1*

First Amendment to Amended and Restated 1992 Employee Stock Plan (previously filed on November 8, 2002 as Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated by reference herein)

10.2*	1992 Payroll Investment Plan (previously filed on October 19, 1992 in the Exhibits to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.3

Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan (previously filed on November 5, 2007 as Exhibit 10.2 to the Registrant’s Quarterly Report on From 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein)

10.4*	Amended and Restated 1999 BRE Stock Incentive Plan (previously filed on March 17, 2008 as Annex D to the Registrant’s Proxy Statement on Schedule 14A and incorporated by reference herein)

10.5	Dividend Reinvestment Plan (previously filed on August 9, 1996 in the Registrant’s Registration Statement on Form S-3 (File No. 333-09945) and incorporated by reference herein)

10.6*

BRE Properties Inc. Deferred Compensation Plan effective January 1, 2000 (previously filed on March 24, 2000 as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, as amended by the Annual Report on Form 10-K/A filed on August 4, 2000 and incorporated by reference herein)

10.7*

Amended and Restated Employment Agreement with Constance B. Moore dated November 20, 2006 (previously filed November 21, 2006 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.8*	First Amendment to the Amended and Restated Employment Agreement with Constance B. Moore dated December 31, 2008.

10.9*

Amended and Restated Employment Agreement with Edward F. Lange, Jr. dated November 20, 2006 (previously filed on November 21, 2006 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein )

10.10*	First Amendment to the Amended and Restated Employment Agreement with Edward F. Lange, Jr. dated December 31, 2008.

10.11*

Employment Agreement with Stephen C. Dominiak dated August 12, 2008 (previously filed on August 13, 2008—Exhibit 99.2 to the Registrant’s current Report on Form 8-K and incorporated by reference herein)

10.12*	First Amendment to the Employment Agreement with Stephen C. Dominiak dated December 31, 2008.

10.13*

Employment Agreement with Kerry Fanwick dated January 2, 2007 (previously filed on November 6. 2008 as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

Exhibit No.	Description
10.14*	First Amendment to the Employment Agreement with Kerry Fanwick dated December 31, 2008.

10.15*	Form of Indemnification Agreement (previously filed on February 27, 2002 as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.16

Treasury rate guarantee hedge with Morgan Stanley, dated November 21, 1997 (previously filed on March 26, 1998 as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference herein)

10.17

Amended and Restated Limited Liability Company Agreement of BRE Property Investors LLC, dated as November 18, 1997 (previously filed on December 18, 1997 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.18

Contribution Agreement dated as of September 29, 1997 between the Registrant, BRE Property Investors LLC and the TCR Signatories (previously filed on November 14, 1997 as Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference herein)

10.19

Registration Rights Agreement among the Registrant, BRE Property Investors LLC and the other signatories thereto dated November 18, 1997 (previously filed on December 3, 1997 as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (No. 333-41433), as amended, and incorporated by reference herein)

10.20

Registration Rights Agreement between the Registrant and Legg Mason Unit Investment Trust Series 7, Legg Mason REIT Trust, December 1998 Series, dated as of December 23, 1997, (previously filed on January 27, 1998 as Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 (No. 333-44997), as amended, and incorporated by reference herein)

10.21*

Retirement Plan for Employees of BRE Properties, Inc. (previously filed on March 12, 2003 as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by the Annual Report on the Registrant’s Form 10-K/A on June 12, 2003 and incorporated by reference herein)

10.22*

Form of option agreement for the 1999 BRE Stock Incentive Plan (previously filed on March 16, 2005 as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.23

Form of option agreement for the Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan (previously filed on March 16, 2005 as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.24*

Form of performance share award for the 1999 BRE Stock Incentive Plan (previously filed on March 16, 2005 as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.25*

Form of 2005 performance share award for the 1999 BRE Stock Incentive Plan (previously filed on March 1, 2007 as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated by reference herein)

10.26*	Form of share award for the1999 BRE Stock Incentive Plan (previously filed on October 23, 2008 as Exhibit 99.1 to the Registrant’s current report on Form 8-K and incorporated by reference herein)

10.27

Form of restricted stock award agreement for the Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan (previously filed on March 16, 2005 as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

Exhibit No.	Description
10.28

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