Form 10-Q
period 2009-03-31
BRE PROPERTIES INC /MD/
filed 2009-05-11
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☒ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer	☐ Smaller Reporting Company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

Number of shares of common stock outstanding as of April 30, 2009	51,243,479

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

March 31, 2009

PART I FINANCIAL INFORMATION

ITEM 1 – Financial Statements.

BRE Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	March 31, 2009	December 31, 2008 (1)
	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$2,930,030	$2,907,902
Construction in progress	204,857	295,074
Less: accumulated depreciation	(501,334)	(509,647)

	2,633,553	2,693,329
Equity interests in and advances to real estate joint ventures- Investments in rental properties	62,507	62,497
Real estate held for sale, net	84,797	31,936
Land under development	126,841	123,609

Total real estate portfolio	2,907,698	2,911,371
Cash	5,845	7,724
Other assets	89,925	73,521

Total assets	$3,003,468	$2,992,616

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured senior notes	$1,457,662	$1,505,905
Unsecured line of credit	365,000	245,000
Mortgage loans payable	134,000	151,496
Accounts payable and accrued expenses	60,775	91,039

Total liabilities	2,017,437	1,993,440

Redeemable noncontrolling interests	23,447	29,972
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 7,000,000 shares with $25 liquidation preference issued and outstanding at March 31, 2009 and December 31, 2008	70	70
Common stock, $0.01 par value, 100,000,000 shares authorized; 51,241,008 and 51,149,745 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	512	511
Additional paid-in capital	1,032,918	1,032,391
Cumulative dividends in excess of accumulated net income	(70,916)	(63,768)

Total shareholders’ equity	962,584	969,204

Total liabilities and shareholders’ equity	$3,003,468	$2,992,616

(1)	Restated to reflect the adoption of APB 14-1 and SFAS No. 160

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2009	2008(1)
Revenues
Rental income	$80,437	$78,376
Ancillary income	3,246	3,154

Total revenues	83,683	81,530

Expenses
Real estate	25,441	24,381
Provision for depreciation	20,528	19,224
Interest	21,022	22,963
General and administrative	4,326	4,655

Total expenses	71,317	71,223

Other income	628	594
Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	12,994	10,901
Partnership income	656	631

Income from continuing operations	13,650	11,532
Discontinued operations, net	2,841	4,705

Income from discontinued operations	2,841	4,705

Net Income	16,491	16,237

Redeemable noncontrolling interest in income	545	580

Net income attributable to controlling interests	15,946	15,657
Dividends attributable to preferred stock	2,953	2,953

Net Income available to common shareholders	$12,993	$12,704

Per common share data - Basic
Income from continuing operations (net of preferred dividends)	$0.20	$0.16
Income from discontinued operations	$0.05	$0.09

Net income available to common shareholders	$0.25	$0.25

Weighted average common shares outstanding – basic	51,180	50,985

Per common share data - Diluted
Income from continuing operations (net of preferred dividends)	$0.20	$0.16
Income from discontinued operations	$0.05	$0.09

Net income available to common shareholders	$0.25	$0.25

Weighted average common shares outstanding – assuming dilution	51,180	51,379

Dividends declared and paid per common share	$0.5625	$0.5625

(1)	Restated to reflect the adoption of APB 14-1 and FSP EITF 03-6-1

See condensed notes to unaudited consolidated financial statements

BRE Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2009	2008(1)
Cash flows from operating activities:
Net income	$16,491	$16,237
Adjustments to reconcile net income to net cash flows generated by operating activities:
Income from investments in unconsolidated entities	(656)	(631)
Net gain on sale of land	(121)	—
Noncash interest on convertible debt	1,758	1,702
Distributions of earnings from unconsolidated entities	679	664
Provision for depreciation	20,528	19,224
Depreciation from discontinued operations	382	1,401
Noncash stock based compensation expense	589	908
(Increase) decrease in other assets	(1,620)	3,192
Decrease in accounts payable and accrued expenses	(18,520)	(11,936)

Net cash flows generated by operating activities	19,510	30,761

Cash flows from investing activities:
Additions to land under development	(3,844)	(5,149)
Additions to direct investment construction in progress	(29,860)	(32,581)
Rehabilitation expenditures and other	(2,026)	(3,796)
Capital expenditures	(2,732)	(1,984)
Improvements to real estate joint ventures	(56)	(87)
Additions for furniture, fixture and equipment	(235)	(259)
Proceeds from sale of land, net of closing costs	9,100	—
Investments in property under contract	(1,930)	(1,793)

Net cash flows used in investing activities	(31,583)	(45,649)

Cash flows from financing activities:
Principal payments on mortgage loans	(17,496)	(11,782)
Repayment of unsecured note	(50,000)	—
Lines of credit:
Advances	141,000	252,000
Repayments	(21,000)	(192,000)
Cash dividends paid to common shareholders	(29,161)	(28,878)
Cash dividends paid to preferred shareholders	(2,953)	(2,953)
Distributions to operating company unit holders	(439)	(444)
Distributions to other redeemable noncontrolling interests	(106)	(105)
Proceeds from exercises of stock options and other, net	(160)	125
Proceeds from dividend reinvestment plan	398	466
Deposits on financing activity	(12,400)	—
Cash received from hedging activities	2,511	—

Net cash flows generated by financing activities	10,194	16,429

Decrease in cash	(1,879)	1,541
Balance at beginning of period	7,724	6,952

Balance at end of period	$5,845	$8,493

BRE Properties, Inc.

Consolidated Statements of Cash Flows Cont. (unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2009	2008(1)
Supplemental disclosure of non cash activities:
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$116,866	$117,401

Transfer of net investment in rental properties to held for sale	$70,261	$82,351

Change in accrued improvements to direct investments in real estate	$268	$40

Change in accrued development costs for construction in progress and land under development	$3,508	$6,714

Change in market value of redeemable noncontrolling interests	$6,525	$4,282

(1)	Restated to reflect the adoption of APB 14-1 and SFAS No. 160

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2009

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements have been omitted. The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2008 of BRE Properties, Inc. (the “Company” or “BRE”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments only) necessary for a fair presentation of the Company’s consolidated financial statements for the interim periods presented.

Certain reclassifications have been made from the prior period’s presentation to conform to the current period’s presentation. On January 1, 2009, the Company adopted FASB staff position APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1), FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (SFAS No. 160), which became effective for the fiscal years beginning after December 15, 2009. These accounting standards require that the Company restate prior years presented to give retroactive effect to their adoption. The detail of the impact of adoption on prior periods can be found in Note H to these unaudited consolidated financial statements.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method. This method requires the recognition of compensation cost for all share based payments that were unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the three months ended March 31, 2009 and 2008 includes all awards outstanding that vested during these periods.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to five years. At March 31, 2009, compensation cost related to unvested awards not yet recognized totaled approximately $16,000,000 and the weighted average period over which it is expected to be recognized is 3.3 years. During the three months ended March 31, 2009, 332,463 restricted shares were awarded and 77,836 restricted shares vested. During the three months ended March 31, 2009, no stock options were awarded.

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

At March 31, 2009, the Company had made non-refundable cash deposits for three purchase option agreements totaling approximately $4,310,000, which are included in Other assets on the consolidated balance sheet. The aggregate purchase price of properties under option is approximately $43,845,000. The Company’s maximum exposure to loss if it elects not to purchase the option properties is $19,068,000, representing non-refundable deposits and the related predevelopment costs at March 31, 2009. Based on analyses performed under Interpretation No. 46, the Company is not the primary beneficiary in any of the arrangements as of March 31, 2009.

The Company consolidates entities not deemed as VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company and other controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company considers consolidation as outlined in Emerging Issues Task Force No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5), which provides guidance on consolidations for Limited Partnerships and similar entities. Under EITF 04-5 the managing member of a limited liability company, or LLC, is presumed to control the LLC and must prove non-managing member(s) have certain rights that preclude the managing member from exercising unilateral control. Based on the provisions of EITF 04-5, the Company has reviewed its control as the General Partner of our joint venture assets and concluded that it does not have control over any of the LLCs managed by the Company.

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

At March 31, 2009, the Company had five operating apartment communities classified as held for sale under the provisions of SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” (SFAS 144). The five operating apartment communities are located in: Sacramento, Seattle and the Inland Empire, totaling 1,643 units. The estimated proceeds less anticipated costs to sell the assets held for sale at March 31, 2009 are greater than the carrying values as of March 31, 2009. Four of the operating properties were classified as held for sale in March 2009, and no depreciation has been recorded on the operating communities since March 2009. The remaining operating community was classified as held for sale in July 2008 and no depreciation has been recorded since June 2008.

In January 2009, the Company sold an excess parcel of land in Santa Clara, California, classified as held for sale at December 31, 2008, for gross sales proceeds totaling $17,100,000.

For the quarter ended March 31, 2009, the combined results of operations generated by the five operating apartment communities held for sale were included in discontinued operations on the consolidated statements of income and totaled $2,841,000. For the quarter ended March 31, 2008, the combined results of operations generated by the five operating apartment communities held for sale as of March 31, 2009, and the six properties sold during 2008 were included in the discontinued operations line on the consolidated statements of income and totaled $4,705,000.

The following is a breakdown of the combined results of operations for the operating apartment communities included in discontinued operations:

	For the Three Months ended March 31,
(amounts in thousands)	2009	2008

Rental and ancillary income	$4,925	$9,435
Real estate expenses	(1,702)	(3,294)
Provision for depreciation	(382)	(1,401)
Interest expense	—	(35)

Income from discontinued operations, net	$2,841	$4,705

Total discontinued operations	$2,841	$4,705

NOTE E – EQUITY

On April 26, 2007, our Board of Directors authorized the Company to purchase an aggregate of up to $100,000,000 in shares of BRE common stock. As of May 8, 2009, the Company has not purchased any shares under this authorization.

During the three months ended March 31, 2009, 73,694 shares of common stock were issued under the Company’s stock based compensation plans, 20,212 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan and zero operating company units were exchanged for common stock.

NOTE F – LEGAL MATTERS

As of March 31, 2009, there were no pending legal proceedings to which the Company is a party or of which any of the Company’s properties are the subject, which management anticipates would have a material effect upon the Company’s consolidated financial condition and results of operations.

NOTE G – UNSECURED DEBT

On September 18, 2007, the Company amended and restated its credit agreement with a group of 18 lenders, increasing the size of the revolving credit facility from $600,000,000 to $750,000,000 and extending the maturity date from January 18, 2010 to September 17, 2012. The new amended and restated facility has a five-year term. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, the Company pays a 0.15% annual facility fee on the capacity of the facility. Borrowings under the revolving unsecured line of credit totaled $365,000,000 at March 31, 2009, compared to $245,000,000 at December 31, 2008. Borrowings under the credit facility are used to fund acquisition and development activities as well as for general corporate purposes. The Company typically reduces its outstanding balance on the revolving unsecured line of credit with available cash balances.

NOTE H – NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (SFAS No. 160). This Statement requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. SFAS 160 requires that companies must also look to EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (EITF D-98) to determine if redeemable noncontrolling interests still require presentation in the mezzanine section of the statement of financial position. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS No. 160 on January 1, 2009. SFAS 160 requires that the Company restate prior period information to give retroactive effect to the adoption of SFAS 160. The Company determined that, in accordance with EITF D-98, the minority interest should continue to be presented in the mezzanine section on the consolidated balance sheet and that the noncontrolling interests that have a conversion feature be marked to the redemption value at the reporting date. In addition, the Company determined that redeemable noncontrolling interest in income, which was previously reported before net income, should be presented below net income and above net income available to common shareholders. The reported number on the Consolidated Statements of Income did not change. The impact of the adoption of SFAS No. 160 to the Consolidated Balance Sheet was a decrease of redeemable noncontrolling interest of $5,800,000 at March 31, 2009 and an increase in redeemable noncontrolling interest of $704,000 and $11,376,759 at December 31, 2008 and 2007, respectively, with an offsetting change in cumulative dividends in excess of accumulated net income.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 was issued to clarify that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities. FSP EITF 03-6-1 also provides guidance on how to allocate earnings to participating securities and compute basic EPS using the two-class method. FSP EITF 03-6-1 is effective for the fiscal years beginning after December 15, 2008. Early application is not permitted. This FSP was adopted by the Company on January 1, 2009. FSP EITF 03-6-1 requires that the Company restate prior period information to give retroactive effect to the adoption of FSP EITF 03-6-1. The impact of the adoption of FSP EITF 03-6-1 to net income per common share – basic totaled $0.00, ($0.03), ($0.01), and ($0.01) for the quarter ended March 31, 2008, and the years ended December 31, 2008, 2007, and 2006, respectively. The impact of the adoption of FSP EITF 03-6-1 to net income per common share – diluted totaled $0.00, ($0.02), $0.00, and $0.00 for the quarter ended March 31, 2008, and the years ended December 31, 2008, 2007, and 2006, respectively.

In May 2008, the FASB issued FASB staff position APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 requires the initial debt proceeds from the sale of a company’s convertible debt instrument to be allocated between the liability component and the equity component. The resulting debt discount will be amortized over the debt instrument’s expected life as additional interest expense. As a result, a lower net income will be reflected as interest expense would include both the current period’s amortization of the debt discount and the instrument’s coupon interest. The additional interest expense recorded will result in an increased level of capitalized interest in accordance with SFAS 34, “Capitalization of Interest Cost”. FSP APB 14-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted FSP APB 14-1 on January 1, 2009. FSP APB 14-1 requires that the Company restate prior period information to give retroactive effect to the adoption of FSP APB 14-1. The Company’s 4.125% convertible senior notes are within the scope of FSP APB 14-1. The impact of the adoption of FSP APB 14-1 is noted in the tables below; which also include the impact from the adoption of SFAS 160 and EITF 03-06-01 referenced above.

Following is a summary of the Consolidated Balance Sheet as previously reported (in thousands, except per share data):

	December 31, 2008 As Reported	December 31, 2007 As Reported
Assets
Investments in rental properties	$2,906,722	$2,823,279
Construction in progress	$292,996	$297,939
Land under development	$122,616	$125,382
Other assets	$76,485	$65,068
Total Assets	$2,991,329	$2,953,660
Liabilities and Shareholders’ Equity
Unsecured senior notes	$1,529,600	$1,540,000
Minority interests	$29,268	$30,980
Additional paid-in capital	$993,718	$984,958
Accumulated NI less than cumulative dividends	($49,373)	($62,346)
Total shareholders’ equity	$944,926	$923,192
Total Liabilities and Shareholders’ Equity	$2,991,329	$2,953,660

Following is a summary of the restated Consolidated Balance Sheets reflecting the adoption of APB 14-1 and SFAS 160 on the Consolidated Balance Sheet (in thousands, except per share data). FSP EITF 03-6-1 had no impact on the Consolidated Balance sheet.

	December 31, 2008 As Restated	December 31, 2007 As Restated
Assets
Investments in rental properties	$2,907,902	$2,824,383
Construction in progress	$295,074	$298,910
Land under development	$123,609	$125,873
Other assets	$73,521	$63,008
Total Assets	$2,992,616	$2,954,166
Liabilities and Shareholders’ Equity
Unsecured senior notes	$1,505,905	$1,508,780
Redeemable noncontrolling interests	$29,972	$42,357
Additional paid-in capital	$1,032,391	$1,024,072
Accumulated NI less than cumulative dividends	($63,768)	($81,111)
Total shareholders’ equity	$969,204	$943,541
Total Liabilities and Shareholders’ Equity	$2,992,616	$2,954,166

Following is a summary of the Consolidated Statements of Income as previously reported (in thousands, except per share data):

		Years ended December 31,
	Q1’08	2008	2007	2006
As Reported	(Amounts in thousands, except per share data)
Interest Expense	$21,461	$85,799	$82,009	$79,164
Net gain from extinguishment of debt	—	$2,369	—	—
Net income available to common shareholders	$14,206	$128,998	$109,191	$102,322
Allocation to participating securities - basic	N/A	N/A	N/A	N/A
Allocation to participating securities -diluted	N/A	N/A	N/A	N/A
Shares outstanding - basic	50,985	51,050	50,735	50,925
Shares outstanding - diluted	51,580	51,700	51,780	52,150
Net income per common share—basic	$0.28	$2.53	$2.15	$2.01
Net income per common share – diluted	$0.28	$2.50	$2.11	$1.96

Following is a summary of the restated Consolidated Statements of Income reflecting the required retroactive adoption of APB 14-1 and FSP EITF 03-6-1 (in thousands, except per share data).

		Years ended December 31,
	Q1’08	2008	2007	2006
As Restated	(Amounts in thousands, except per share data)
Interest Expense	$22,963	$92,032	$87,593	$81,136
Net gain from extinguishment of debt	—	$2,364	—	—
Net income available to common shareholders	$12,704	$122,760	$103,607	$100,350
Allocation to participating securities - basic	(57)	(1,266)	(503)	(457)
Allocation to participating securities -diluted	(57)	(1,265)	—	(457)
Shares outstanding - basic	50,985	51,050	50,735	50,925
Shares outstanding - diluted	51,379	51,439	51,780	51,970
Net income per common share—basic	$0.25	$2.38	$2.03	$1.96
Net income per common share – diluted	$0.25	$2.36	$2.00	$1.92

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). This statement requires the acquiring entity in a business combination to recognize the fair value of assets acquired and liabilities assumed in the transaction and recognize contingent consideration arrangements and pre-acquisition loss and gain contingencies at their acquisition-date fair value. The acquirer is required to capitalize in-process research and development assets acquired and expense, as incurred, acquisition related transaction costs. The statement requires the acquirer to disclose to investors and other users of the financial statements all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this standard on January 1, 2009 did not have a material impact on the Company’s financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133” (SFAS No. 161). This statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard on January 1, 2009 did not have a material impact on the Company’s financial position and results of operations.

NOTE I – FAIR VALUE MEASUREMENT

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS No. 157), effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability ( i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.

Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the consolidated statement of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities carried at Level 1 fair value generally are G-7 government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life. Fair valued assets that are generally included in this category are stock warrants for which there are market-based implied volatilities, unregistered common stock and thinly traded common stock.

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Generally, assets carried at fair value and included in this category include stock warrants for which market-based implied volatilities are not available.

Upon the adoption of SFAS 160 and in accordance with EITF D-98, redeemable noncontrolling interests that have a conversion feature are required to be marked to redemption value. The maximum redemption amount of the noncontrolling interests is contingent on the fair value of the Company’s common stock at the redemption date, and therefore the amount reported is calculated based on the fair value of the Company’s common stock as of the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests are classified as Level 2.

NOTE J – SUBSEQUENT EVENTS

On April 1, 2009, the Company closed a fixed price cash tender offer for any and all of its outstanding 7.450% Senior Notes due 2011 and any and all of its outstanding 7.125% Senior Notes due 2013, with $201,455,000 and $89,982,000 in aggregate principal amount of the 7.450% Senior Notes due 2011 and 7.125% Senior Notes due 2013, respectively, were validly tendered. All such Notes have been accepted by the Company for purchase and were cancelled. After giving effect to the purchase of the tendered Notes, an aggregate principal amount of $48,545,000 and $40,018,000 of the 7.450% Senior Notes due 2011 and 7.125% Senior Notes due 2013, respectively, remain outstanding.

On April 7, 2009, the Company closed a $620,000,000 secured credit facility with Fannie Mae. The facility consists of two $310,000,000 tranches; the first was drawn in full upon closing; second is expected to be drawn on or about August 4, 2009. Both tranches will have fixed rate terms of 10 years and an effective composite annual cost of debt of 5.6%. The second tranche has a one year adjustable period with no prepayment penalty following the 10 year fixed term. Fifteen multifamily properties totaling 4,651 units with a net carrying value of $607,500,000 secured the credit facility at the time of closing.

On April 15, 2009, the Company closed a fixed price cash tender offer for any and all of its outstanding 5.750% Senior Notes due 2009 and any and all of its outstanding 4.875% Senior Notes due 2010, with $61,407,000 and $119,421,000 in aggregate principal amount of the 5.750% Senior Notes due 2009 and 4.875% Senior Notes due 2010, respectively, were validly tendered. All such Notes have been accepted by the Company for purchase and were cancelled. After giving effect to the purchase of the tendered Notes, an aggregate principal amount of $88,593,000 and $30,579,000 of the 5.750% Senior Notes due 2009 and 4.875% Senior Notes due 2010, respectively, remain outstanding. A summary of the debt tender activity follows:

	Principal Amount Prior to Tender	Total Tendered	% Tendered	Principal Amount Remaining
5.750% Senior Notes due 2009	$150,000,000	$61,407,000	41%	$88,593,000
4.875% Senior Notes due 2010	$150,000,000	$119,421,000	80%	$30,579,000
7.450% Senior Notes due 2011	$250,000,000	$201,455,000	81%	$48,545,000
7.125% Senior Notes due 2013	$130,000,000	$89,982,000	69%	$40,018,000
TOTAL	$680,000,000	$472,265,000	69%	$207,735,000

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

Executive Summary

We are a self-administered equity real estate investment trust, or “REIT,” focused on the acquisition, development and management of multifamily apartment communities in eight metropolitan markets of the Western United States. At March 31, 2009, our portfolio had real estate assets with a net book value of approximately $2.9 billion that included 73 wholly or majority-owned apartment communities, aggregating 21,480 units; thirteen multifamily communities owned in joint ventures, comprised of 4,080 apartment units; and seven wholly or majority-owned apartment communities in various stages of construction and development, totaling 2,043 units. We earn revenue and generate cash primarily by collecting monthly rent from our apartment residents.

We currently have four communities with a total of 1,083 units under construction. The total estimated investment is $322,400,000, with an estimated balance to complete totaling $76,000,000. Expected delivery dates for these units range from the first quarter of 2009 through the third quarter 2010. The development communities are located in Southern California, Northern California and the Seattle, Washington metro area. At March 31, 2009, we owned three parcels of land for future development located in Northern and Southern California.

Our year-over-year operating results reflect increased property-level same-store performance, rental and ancillary income from acquisitions completed or stabilized during 2008, and properties in the lease-up phase of development. We define same-store properties as stabilized apartment communities owned by the company for at least five full quarters. Acquired communities and recently completed development properties are considered non-same-store communities.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and 2008

Rental and ancillary income

Total rental and ancillary revenues were $83,683,000 for the three months ended March 31, 2009, compared to $81,530,000 for the same period in 2008. We define our non same-store communities as communities acquired, developed and stabilized after December 31, 2008. During the 15 months subsequent to December 31, 2007, we completed the construction of 1,156 units. The increase in total rental and ancillary revenues was generated from non same-store communities. These non same-store communities increased revenue by $2,614,000 for the three months ended March 31, 2009, compared to the same period in 2008. The increase was offset by a decrease in rental and ancillary revenues of $461,000 or 0.6% on a same-store basis for the three months ended March 31, 2009, compared to the same period in 2008. Monthly market rents in the same-store portfolio for the first quarter of 2009 decreased 1.6% to $1,489 per unit from $1,513 per unit in the first quarter of 2008.

A summary of the components of revenues for the quarters ended March 31, 2009 and 2008 follows (dollar amounts in thousands):

	Three months ended March 31, 2009		Three months ended March 31, 2008		% Change from 2008 to 2009
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Rental income	$80,437	96%	$78,376	96%	3%
Ancillary income	3,246	4%	3,154	4%	3%

Total revenues	$83,683	100%	$81,530	100%	3%

The total increase in revenues of $2,153,000 for the three months ended March 31, 2009, as compared with the three months ended March 31, 2008, was generated from an increase in non same-store revenue offset by a decrease in same-store revenue as follows (dollar amounts in thousands):

	2009 Change	% Change from 2008 to 2009
Same-store communities	$(461)	(0.6)%
Non same-store communities	2,614	89%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$2,153	3%

Real estate expenses

For the quarter ended March 31, 2009, real estate expenses totaled $25,441,000, as compared with $24,381,000 for the quarter ended March 31, 2008. The year-over-year increase in total real estate expenses was attributable to same-store and non same-store communities. Same-store expenses increased $163,000, or 0.7%. Non same-store expenses increased $897,000, or 66.6% from the quarter ended March 31, 2008 which represents the increase in the year-over-year size of the portfolio from recently completed development properties.

A summary of the categories of real estate expenses for the three months ended March 31, 2009 and 2008 follows (dollar amounts in thousands):

	Three months ended March 31, 2009		Three months ended March 31, 2008		% Change from 2008 to 2009
	Expense	% of Total Revenues	Expense	% of Total Revenues
Same-store	$23,198		$23,035		0.7%
Non same-store	2,243		1,346		66.6%

Total real estate Expenses	$25,441	30%	$24,381	30%	4.4%

Interest expense

Interest expense was $21,022,000 (net of $5,655,000 of interest capitalized to the cost of apartment communities under development and construction) for the quarter ended March 31, 2009, a decrease of $1,941,000, or 8.5%, from the same period in 2008. Interest expense was $22,963,000 for the quarter ended March 31, 2008 (net of $6,063,000 of interest capitalized to the cost of apartment communities under development and construction). The year-over-year decrease is primarily due to lower average cost of borrowing on our floating rate debt.

General and administrative expenses

General and administrative expenses totaled $4,326,000 and $4,655,000 for the three months ended March 31, 2009 and 2008, respectively. The $329,000, or 7.1%, decrease in the current period is primarily due to reduction in stock based compensation expense.

Other income

Other income for the quarter ended March 31, 2009 totaled $628,000 and is comprised of approximately $94,000 of interest income and approximately $428,000 of management fee income. Other income for the three months ended March 31, 2008 totaled $594,000 and is comprised of approximately $150,000 of interest income and approximately $400,000 of management fee income.

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

At March 31, 2009, we had five operating apartment communities classified as held for sale under the provisions of SFAS No. 144. The five operating apartment communities are located in: Sacramento, Seattle and the Inland Empire, totaling 1,643 units. The estimated proceeds less anticipated costs to sell the assets held for sale at March 31, 2009 are greater than the carrying values as of March 31, 2009. Four of the operating properties were classified as held for sale in March 2009 and no depreciation has been recorded on the operating communities since March 2009. The remaining operating community was classified as held for sale in July 2008 and no depreciation has been recorded since June 2008.

In January 2009, we sold an excess parcel of land in Santa Clara, California, classified as held for sale at December 31, 2008, for gross sales proceeds totaling $17,100,000.

For the quarter ended March 31, 2009, the combined results of operations generated by the five operating apartment communities held for sale during the first quarter 2009 are included in discontinued operations on the consolidated statements of income and total $2,841,000. For the quarter ended March 31, 2008, the combined results of operations generated by the five operating apartment communities held for sale as of March 31, 2009, and the six properties sold during 2008, were included in the discontinued operations line on the consolidated statements of income and totaled $4,705,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the first quarters of 2009 and 2008 represent the portion of dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. All our current outstanding series of preferred stock have a $25.00 per share liquidation share preference.

Net Income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended March 31, 2009 was $12,993,000, or $0.25 per diluted share, as compared with $12,704,000 or $0.25 per diluted share, for the same period in 2008.

Liquidity and Capital Resources

During the past two years, a confluence of many factors have contributed to diminish expectations for the U.S. economy and increase market volatility for publicly traded securities, including the common shares of publicly owned companies. These factors include the availability and cost of credit, limited liquidity in the U.S. home mortgage market, declining real estate fundamentals and market valuations, declining business and consumer confidence, and increased unemployment. These conditions have combined to create an unprecedented level of market volatility, which has influenced the price of our shares.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Our access to funds under our credit facility is dependent on the ability of the lenders that are parties to the facility to meet their funding commitments to us. In addition, we may not be able to obtain other financing on terms satisfactory to us or at all.

In the event that we do not have sufficient cash available to us from our operations to continue operating our business as usual, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation: (a) divesting ourselves of properties at less than optimal terms; (b) issuing and selling our debt and equity in public or private transactions under less than optimal conditions; (c) entering into leases with new tenants at lower rental rates or less than optimal terms; (d) entering into lease renewals with our existing tenants without an increase in rental rates at turnover; (e) reducing the level of dividends to common shareholders to the minimum level necessary to maintain our corporate REIT status under the Internal Revenue Code; or (f) paying a portion of our dividends in stock rather than cash. Taking such measures to increase liquidity may have a materially adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. However, permanent financing may not be available on favorable terms, or at all. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. For the three months ended March 31, 2009, cash flows generated from operating activities were lower than distributions to common shareholders, preferred shareholders and noncontrolling interest members by approximately $13,000,000. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured credit facility provides adequate liquidity to address temporary cash shortfalls. We expect that annual cash flows from operations will exceed annual distributions to equity holders, which is consistent with prior years. Annual cash flows from operating activities exceeded annual distributions to common shareholders, preferred shareholders and noncontrolling interest members by approximately $37,000,000 and $30,000,000 for the years ended December 31, 2008 and 2007, respectively.

We had a total of $1,457,662,000 principal amount in unsecured senior notes at March 31, 2009, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
September 2009	150,000,000	5.750%
May 2010	150,000,000	4.875%
January 2011	250,000,000	7.450%
February 2012	427,662,000	6.005%
February 2013	130,000,000	7.125%
March 2014	50,000,000	4.700%
March 2017	300,000,000	5.500%

Total / Weighted Average Interest Rate	$1,457,662,000	6.063%

In addition, at March 31, 2009, we had mortgage indebtedness with a total principal amount outstanding of $134,000,000, at an average interest rate of 5.90%, and remaining terms ranging from one to five years.

As of March 31, 2009, we had total outstanding debt balances of approximately $1,956,662,000 and total outstanding consolidated shareholders’ equity and redeemable noncontrolling interest of approximately $986,031,000, representing a debt to total book capitalization ratio of 66%.

On April 1, 2009, we closed a fixed price cash tender offer for any and all of our outstanding 7.45% Senior Notes due 2011 and any and all of our outstanding 7.125% Senior Notes due 2013. As a result, $201,455,000 and $89,982,000 in aggregate principal amount of the 7.45% Senior Notes due 2011 and 7.125% Senior Notes due 2013, respectively, were validly tendered and we accepted, purchased and subsequently cancelled the notes. After giving effect to the purchase of the tendered Notes, an aggregate principal amount of $48,545,000 and $40,018,000 of the 7.45% Senior Notes due 2011 and 7.125% Senior Notes due 2013, respectively, remain outstanding.

On April 7, 2009, we closed a $620,000,000 secured credit facility with Fannie Mae. The facility consists of two $310,000,000 tranches; the first was drawn in full upon closing; the second is expected to be drawn on or about August 4, 2009. Both tranches will have fixed rate terms of 10 years and an effective composite annual cost of debt of 5.6%. The second tranche has a one year adjustable period with no prepayment penalty following the 10 year fixed term. Fifteen multifamily properties totaling 4,651 units with a net carrying value of $607,500,000 secured the credit facility at the time of closing.

On April 15, 2009, we closed a fixed price cash tender offer for any and all of our outstanding 5.75% Senior Notes due 2009 and any and all of our outstanding 4.875% Senior Notes due 2010. As a result, $61,407,000 and $119,421,000 in aggregate principal amount of the 5.75% Senior Notes due 2009 and 4.875% Senior Notes due 2010, respectively, were validly tendered and we accepted, purchased and subsequently cancelled the notes. After giving effect to the purchase of the tendered Notes, an aggregate principal amount of $88,593,000 and $30,579,000 of the 5.75% Senior Notes due 2009 and 4.875% Senior Notes due 2010, respectively, remain outstanding

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, total debt to capital, and cash on hand among others. We were in compliance with all such financial covenants during the three months ended March 31, 2009 and 2008.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2009, such as scheduled debt repayments, construction funding and property acquisitions. At March 31, 2009, we had an estimated cost of approximately $76,000,000 to complete existing construction in progress, with funding estimated from 2009 through 2010. Scheduled debt repayments through December 31, 2009 as of the date of this filing totaled approximately $90,000,000.

During the third quarter of 2007, we filed a new shelf registration statement with the Securities and Exchange Commission under which we may issue securities, including debt securities, common stock and preferred stock. Depending upon market conditions, we may issue securities under this or under future registration statements.

On April 26, 2007, our Board of Directors authorized us to purchase an aggregate of up to $100,000,000 in shares of our common stock. As of May 8, 2009, we have not purchased any shares under this authorization.

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

Construction in progress and land under development

The following table provides data on our multifamily properties that are currently under various stages of development and construction. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot provide assurance that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed units shown in the table below. In addition to the properties below, we have predevelopment and deposits on land under contract for potential projects totaling approximately $30,000,000 recorded in Other assets on the Consolidated Balance Sheet.

(Dollar amounts in millions) Property Name	Location	Number of Units	Costs Incurred As of March 31, 2009 [1]	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date[2]
Construction in Progress
Park Viridian	Anaheim, CA	320	$87.7	$89.2	$1.5	3Q/2009
Taylor 28 Apartments	Seattle, WA	197	55.5	59.8	4.3	2Q/2009
Belcarra Apartments	Bellevue, WA	296	60.6	83.7	23.1	1Q/2010
Villa Granada	Santa Clara, CA	270	42.6	89.7	47.1	3Q/2010

Total Construction in Progress		1,083	$246.4	$322.4	$76.0

Property Name	Location	Number of Units	Costs Incurred As of March 31, 2009	Estimated Total Cost [4]	Estimated Construction Start
Land Under Development[3]
Wilshire La Brea [5]	Los Angeles, CA	470	$88.8	TBR	TBD
Pleasanton	Pleasanton, CA	240	13.4	TBR	TBD
Stadium Park II	Anaheim, CA	250	24.6	TBR	TBD

Total Land Under Development		960	$126.8	$455.0

(1)	Reflects all recorded costs incurred as of March 31, 2009, recorded on our Consolidated Balance Sheets as “Direct investments in real estate - Construction in progress.” Included in this amount is $19.7 million of costs for the 76 completed units on Park Viridian and $21.8 million of costs for the 81 completed units on Taylor 28 which are reflected on our Consolidated Balance Sheets as “Direct investments in real estate - Investments in rental properties.”

(2)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.

(3)	Land Under Development represents projects in various stages of pre-development, development and initial construction for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to Construction in Progress on our Consolidated Balance Sheet.

(4)	Reflects the aggregate cost estimates at year-end 2008, specific property cost estimates to be reported (TBR) once entitlement approvals are received and the Company is prepared to begin construction.

(5)	Project’s estimated cost reflects the construction of 470 units and 40,000 square feet of retail. The estimated unit count and costs reflect the current underlying entitlements associated with the site.

Dividends Paid to Common and Preferred Shareholders and Distributions to Noncontrolling Interest Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our dividend per share amounts for each of the quarters ended March 31, 2009 and 2008 was $0.5675 per share. Total dividends paid to common shareholders for the three months ended March 31, 2009 and 2008 were $29,161,000 and $28,878,000, respectively. In addition, we paid $2,953,000 in aggregate on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock during the three months ended March 31, 2009 and 2008, respectively.

Total distributions to redeemable noncontrolling interests were $439,000 and $444,000 for the three months ended March 31, 2009 and 2008. Total distributions to other redeemable noncontrolling interests of our consolidated subsidiaries were $106,000 for the three months ended March 31, 2009 and 2008, respectively.

ITEM 3—Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2008.

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

As of March 31, 2009, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of March 31, 2009, there were no pending legal proceedings to which we are a party, or of which any of our properties is the subject, which management anticipates would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2009, there were no limited partnership units in BRE Property Investors LLC exchanged for shares of BRE common stock with a one-to-one exchange ratio. The exchange of limited partnership units for shares of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

On April 26, 2007, our Board of Directors authorized an increase in the aggregate value of shares of our common stock that we may repurchase from $60,000,000 to up to $100,000,000. The timing of repurchase activity is dependent upon the market price of our shares of common stock and other market conditions and factors. No shares were repurchased during the three months ended March 31, 2009.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased [1]	(b) Average Price Paid per Share (or Unit)[2]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Traded Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 though January 31, 2009	—	—	—	—
February 1, 2009 though February 28, 2009	5,053	$25.37	—	—
March 1, 2009 though March 31, 2009	—	—	—	—
Total	5,053	$25.37	—	—

[1]	During the three months ended March 31, 2009, we withheld an aggregate of 5,053 shares of restricted stock to pay taxes due upon vesting of such restricted stock.

[2]	Average price paid per share owned and forfeited by employees to satisfy tax withholding requirements in the vesting of restricted shares is calculated based on the share price on the day of vesting.

ITEM 3.	Defaults Upon Senior Securities.

None

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits.

10.1	Master Credit Facility Agreement by and among BRE-FMCA, LLC and BRE-FMAZ, LLC, as borrowers, BRE Properties, Inc., as guarantor, and Deutsche Bank Berkshire Mortgage, Inc., as lender, entered into as of April 7, 2009 (previously filed on April 7, 2009 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.2	$310,000,000 Fixed Facility Note (Standard Maturity), dated as of April 7, 2009 (previously filed on April 7, 2009 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.3	Amendment No. 1 to Contribution Agreement, dated November 18, 1997 (previously filed on November 24, 1997 as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.4	Direct Stock Purchase and Dividend Reinvestment Plan (previously filed on November 28, 2008 pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, as Prospectus Supplement to the Registrant’s Prospectus dated November 8, 2007 (File No. 333-147238) and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.

(Registrant)

Date: May 11, 2009	/s/ Edward F. Lange, Jr.
Edward F. Lange, Jr.
Executive Vice President,
Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibits.

10.1	Master Credit Facility Agreement by and among BRE-FMCA, LLC and BRE-FMAZ, LLC, as borrowers, BRE Properties, Inc., as guarantor, and Deutsche Bank Berkshire Mortgage, Inc., as lender, entered into as of April 7, 2009 (previously filed on April 7, 2009 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.2	$310,000,000 Fixed Facility Note (Standard Maturity), dated as of April 7, 2009 (previously filed on April 7, 2009 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.3	Amendment No. 1 to Contribution Agreement, dated November 18, 1997 (previously filed on November 24, 1997 as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.4	Direct Stock Purchase and Dividend Reinvestment Plan (previously filed on November 28, 2008 pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, as Prospectus Supplement to the Registrant’s Prospectus dated November 8, 2007 (File No. 333-147238) and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.