Form 10-Q
period 2009-06-30
BRE PROPERTIES INC /MD/
filed 2009-08-07
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of common stock outstanding as of July 31, 2009	52,822,089

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

June 30, 2009

PART I FINANCIAL INFORMATION

ITEM 1 – Financial Statements.

BRE Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share data)	June 30, 2009	December 31, 2008 (1)
	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$3,105,464	$2,927,481
Construction in progress	124,935	295,074
Less: accumulated depreciation	(540,165)	(514,388)

	2,690,234	2,708,167

Equity interests in and advances to real estate joint ventures-Investments in rental properties	62,435	62,497
Real estate held for sale, net	8,168	17,022
Land under development	128,762	123,609

Total real estate portfolio	2,889,599	2,911,295

Cash	5,848	7,724
Other assets	76,454	73,725

Total assets	$2,971,901	$2,992,744

Liabilities and Shareholders’ Equity

Liabilities:
Unsecured senior notes	$948,906	$1,505,905
Unsecured line of credit	497,000	245,000
Mortgage loans payable	443,390	151,496
Accounts payable and accrued expenses	62,148	91,167

Total liabilities	1,951,444	1,993,568

Redeemable noncontrolling interests	26,674	29,972

Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 7,000,000 shares with $25 liquidation preference issued and outstanding at June 30, 2009 and December 31, 2008.	70	70

Common stock, $0.01 par value, 100,000,000 shares authorized; 52,820,545 and 51,149,745 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively.	528	511
Additional paid-in capital	1,069,222	1,032,391
Cumulative dividends in excess of accumulated net income	(76,037)	(63,768)

Total shareholders’ equity	993,783	969,204

Total liabilities and shareholders’ equity	$2,971,901	$2,992,744

See condensed notes to unaudited consolidated financial statements.

(1)	Restated to reflect the adoption of APB 14-1 and SFAS No. 160

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)	For the Three Months Ended June 30,
	2009	2008(1)
Revenues
Rental income	$82,889	$82,606
Ancillary income	3,368	3,527

Total revenues	86,257	86,133

Expenses
Real estate	27,533	25,404
Provision for depreciation	22,368	19,471
Interest	19,421	23,254
General and administrative	4,218	5,378

Total expenses	73,540	73,507

Other income	1,196	637
Net gain on extinguishment of debt	1,958	—
Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	15,871	13,263
Partnership income	580	683

Income from continuing operations	16,451	13,946

Discontinued operations, net	980	3,968
Net gain on sales	14,289	—

Income from discontinued operations	15,269	3,968

Net Income	31,720	17,914

Redeemable noncontrolling interest in income	545	580

Net income attributable to controlling interests	31,175	17,334
Dividends attributable to preferred stock	2,953	2,953

Net Income available to common shareholders	$28,222	$14,381

Per common share data - Basic Income from continuing operations (net of preferred dividends)	$0.25	$0.20
Income from discontinued operations	$0.29	$0.08

Net income available to common shareholders	$0.54	$0.28

Weighted average common shares outstanding – basic	51,765	51,020

Per common share data - Diluted Income from continuing operations (net of preferred dividends)	$0.25	$0.20
Income from discontinued operations	$0.29	$0.08

Net income available to common shareholders	$0.54	$0.28

Weighted average common shares outstanding – assuming dilution	51,765	51,538

Dividends declared and paid per common share	$0.5625	$0.5625

See condensed notes to unaudited consolidated financial statements

(1)	Restated to reflect the adoption of APB 14-1 and FSP EITF 03-6-1.

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)	For the Six Months Ended June 30,
	2009	2008(1)
Revenues
Rental income	$165,939	$163,604
Ancillary income	6,699	6,808

Total revenues	172,638	170,412

Expenses
Real estate	53,910	50,706
Provision for depreciation	43,118	39,138
Interest	40,443	46,216
General and administrative	8,544	10,033

Total expenses	146,015	146,093

Other income	1,823	1,231
Net gain on extinguishment of debt	1,958	—
Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	30,404	25,550
Partnership income	1,237	1,315

Income from continuing operations	31,641	26,865

Discontinued operations, net	2,282	7,288
Net gain on sales	14,289	—

Income from discontinued operations	16,571	7,288

Net Income	48,212	34,153

Redeemable noncontrolling interest in income	1,091	1,161

Net income attributable to controlling interests	47,121	32,992
Dividends attributable to preferred stock	5,906	5,906

Net Income available to common shareholders	$41,215	$27,086

Per common share data - Basic Income from continuing operations (net of preferred dividends)	$0.47	$0.39
Income from discontinued operations	$0.32	$0.14

Net income available to common shareholders	$0.79	$0.53

Weighted average common shares outstanding – basic	51,505	51,005

Per common share data - Diluted Income from continuing operations (net of preferred dividends)	$0.47	$0.38
Income from discontinued operations	$0.32	$0.14

Net income available to common shareholders	$0.79	$0.52

Weighted average common shares outstanding – assuming dilution	51,505	51,466

Dividends declared and paid per common share	$1.125	$1.125

See condensed notes to unaudited consolidated financial statements

(1)	Restated to reflect the adoption of APB 14-1 and FSP EITF 03-6-1.

BRE Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)	For the Six Months Ended June 30,
	2009	2008(1)
Cash flows from operating activities:
Net income attributable to controlling interests	$47,121	$32,992
Adjustments to reconcile net income attributable to controlling interests to net cash flows generated by operating activities:
Noncontrolling interest income	1,091	1,161
Net gain on sale of land	(121)	—
Net gain on sale of discontinued operations	(14,289)	—
Net gain on extinguishment of debt	(1,958)	—
Noncash interest on convertible debt	3,950	3,906
Equity in earnings from unconsolidated entities	(1,237)	(1,315)
Distributions of earnings from unconsolidated entities	1,309	1,365
Provision for depreciation	43,118	39,138
Depreciation from discontinued operations	159	1,412
Noncash stock based compensation expense	1,136	1,994
(Increase) decrease in other assets	(1,051)	1,808
Decrease in accounts payable and accrued expenses	(19,369)	(693)

Net cash flows generated by operating activities	59,859	81,768

Cash flows from investing activities:
Additions to land under development	(6,331)	(11,135)
Additions to direct investment construction in progress	(54,935)	(66,150)
Rehabilitation expenditures and other	(4,165)	(8,121)
Capital expenditures	(9,685)	(8,204)
Improvements to real estate joint ventures	(144)	(174)
Additions for furniture, fixture and equipment	(563)	(2,660)
Proceeds from sale of rental property, net of closing costs	50,114	—
Proceeds from sale of land, net of closing costs	10,100	—
Investments in property under contract	(2,610)	(3,336)

Net cash flows used in investing activities	(18,219)	(99,780)

Cash flows from financing activities:
Principal payments on mortgage loans	(18,106)	(21,266)
Repayment of unsecured notes	(557,984)	—
Proceeds from new mortgage loans, net	307,463	—
Lines of credit:
Advances	768,000	565,000
Repayments	(516,000)	(458,000)
Cash dividends paid to common shareholders	(59,197)	(57,901)
Cash dividends paid to preferred shareholders	(5,906)	(5,906)
Distributions to operating company unit holders	(879)	(949)
Distributions to other noncontrolling interests	(212)	(212)
Proceeds from exercises of stock options	—	412
Purchase of equity securities and other, net	(505)	(122)
Proceeds from dividend reinvestment plan	779	808
Proceeds from issuance of common shares, net	36,583	—
Proceeds from hedging activities	2,448	—

Net cash flows (used in) generated by financing activities	(43,516)	21,864

(Decrease)/ Increase in cash	(1,876)	3,852
Balance at beginning of period	7,724	6,952

Balance at end of period	$5,848	$10,804

BRE Properties, Inc.

Consolidated Statements of Cash Flows Cont. (unaudited)

(Amounts in thousands)	For the Six Months Ended June 30,
	2009	2008(1)
Supplemental disclosure of non cash activities:
Transfers of construction in progress to investments in rental properties	$223,976	$118,552

Transfer of net investment in rental properties to held for sale	$43,038	$83,254

Change in accrued improvements to direct investments in real estate	$189	$465

Change in accrued development costs for construction in progress and land under development	$(1,983)	$4,879

Change in market value of redeemable noncontrolling interests	$3,298	$2,324

See condensed notes to unaudited consolidated financial statements.

(1)	Restated to reflect the adoption of APB 14-1 and SFAS No. 160.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2009

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

Certain reclassifications have been made from the prior period’s presentation to conform to the current period’s presentation. On January 1, 2009, the Company adopted FASB staff position APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1), FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (SFAS No. 160), which became effective for the fiscal years beginning after December 15, 2009. These accounting standards require that the Company restate prior years presented to give retroactive effect to their adoption. The detail of the impact of adoption on prior periods can be found in Note H to these unaudited consolidated financial statements.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method. This method requires the recognition of compensation cost for all share based payments that were unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the six months ended June 30, 2009 and 2008 includes all awards outstanding that vested during these periods.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to five years. At June 30, 2009, compensation cost related to unvested awards not yet recognized totaled approximately $15,800,000 and the weighted average period over which it is expected to be recognized is 2.3 years. During the six months ended June 30, 2009, 369,061 restricted shares were awarded and 135,643 restricted shares vested. During the six months ended June 30, 2009, no stock options were awarded.

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

At June 30, 2009, the Company had made non-refundable cash deposits for three purchase option agreements totaling approximately $4,990,000, which are included in Other assets on the consolidated balance sheet. The aggregate purchase price of properties under option is approximately $43,945,000. The Company’s maximum exposure to loss if it elects not to purchase the option properties is $20,472,000, representing non-refundable deposits and the related predevelopment costs at June 30, 2009. Based on analyses performed under Interpretation No. 46, the Company is not the primary beneficiary in any of the arrangements as of June 30, 2009.

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

During the quarter ended June 30, 2009, the Company reclassified three operating communities located in: Seattle (2) and the Inland Empire (1), totaling 891 units, from Real estate held for sale under the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) to Investments in rental properties as the assets no longer met the held for sale criteria. The asset values as of June, 30, 2009, reflect the carrying amounts, adjusted for depreciation expense that would have been recognized had the communities been continuously classified as Investments in rental properties.

At June 30, 2009, the Company had one operating apartment community, Arbor Pointe, a 240-unit property located in Sacramento, classified as held for sale under the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). The operating property was classified as held for sale in March 2009, and no depreciation has been recorded on the operating community since March 2009. Subsequent to the end of the quarter ended June 30, 2009, the Company sold the operating community. The sales price totaled approximately $16,000,000 resulting in a net gain on sale of approximately $7,200,000 to be recognized during the third quarter of 2009.

In June 2009, the Company sold one operating community, Overlook at Blue Ravine, a 512-unit property located in Folsom, California. The sales price totaled approximately $51,000,000 resulting in a net gain on sales of approximately $14,300,000.

In January 2009, the Company sold an excess parcel of land in Santa Clara, California, classified as held for sale at December 31, 2008, for gross sales proceeds totaling $17,100,000.

For the quarter ended June 30, 2009, the net gain on sale and combined results of operations generated by the one operating apartment community held for sale and the property sold during June 2009 were included in discontinued operations on the consolidated statements of income and totaled $15,269,000. For the quarter ended June 30, 2008, the combined results of operations generated by the one operating apartment community held for sale, the one property sold during June 2009, and the six properties sold during 2008 were included in the discontinued operations line on the consolidated statements of income and totaled $3,968,000.

The following is a breakdown of the combined results of operations for the operating apartment communities included in discontinued operations:

	For the Three Months ended June 30,		For the Six Months ended June 30,
(amounts in thousands)	2009	2008	2009	2008
Rental and ancillary income	$1,930	$6,862	$4,156	$13,549
Real estate expenses	(950)	(2,441)	(1,715)	(4,814)
Provision for depreciation	—	(453)	(159)	(1,412)
Interest expense	$—	$—	$—	$(35)

Income from discontinued operations, net	$980	$3,968	$2,282	$7,288

Gain on sales, net	14,289	—	14,289	—

Total discontinued operations	$15,269	$3,968	$16,571	$7,288

NOTE E – EQUITY

On May 14, 2009, the Company entered into an equity distribution agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $125,000,000 over time through its sales agent. During the three months ended June 30, 2009, 1,517,808 shares were issued for approximately $37,600,000 with an average price of $24.80 under the Company’s distribution plan. As of August 7, 2009 the company has approximately $87,400,000 available to be issued under the distribution plan.

On April 26, 2007, the Company’s Board of Directors authorized BRE to purchase an aggregate of up to $100,000,000 in its shares of common stock. As of August 7, 2009, the Company has not purchased any shares under this authorization.

During the six months ended June 30, 2009, 116,715 shares of common stock were issued under the Company’s stock based compensation plans, 36,277 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan and zero operating company units were exchanged for common stock.

NOTE F – LEGAL MATTERS

As of June 30, 2009, there were no pending legal proceedings to which the Company is a party or of which any of the Company’s properties are the subject, which management anticipates would have a material effect upon the Company’s consolidated financial condition and results of operations.

NOTE G – DEBT

During the three months ended June 30, 2009, the Company repurchased at par $201,455,000 of its 7.450% Senior Notes due 2011, and at a discount to par of approximately 2.0%, $89,982,000 of its 7.125% Senior Notes due 2013 pursuant to a cash tender offer announced on April 1, 2009. The Company also repurchased at par $61,407,000 5.75% Senior Notes due 2009, and $119,421,000 of its 4.875% Senior Notes due 2010 pursuant to a cash tender offer announced on April 15, 2009. Also, during the quarter, the Company, through a series of open market transactions, repurchased $40,089,000 of our 4.125% convertible senior unsecured notes with an aggregate price at 89% of par, or approximately $35,809,000. The Company recognized a gain on early debt extinguishment of $6,079,000 and wrote-off approximately $4,121,000 of unamortized deferred financing costs and unamortized discounts in connection with these repurchases for a total recorded net gain of $1,958,000. The following is a summary of the debt tender and repurchase activity:

Debt Tender/Repurchase Summary

(Amounts in thousands)

Security	Cash Principal Outstanding	Bonds Retired	Cash Paid	Principal Amount Remaining	% of Par	Extinguishment Gain	Write off of Unamortized Discounts / Fees / Equity	Net Gain (Loss)
2011 7.45% Public Notes	$250,000	$201,455	$201,455	$48,545	100.00%	$—	$(1,023)	$(1,023)
2013 7.125% Public Notes	130,000	89,982	88,182	40,018	98.00%	1,800	(1,127)	673
2009 5.75% Public Notes	150,000	61,407	61,407	88,593	100.00%	—	(294)	(294)
2010 4.875% Public Notes	150,000	119,421	119,421	30,579	100.00%	—	(756)	(756)

Debt tender total	$680,000	$472,265	$470,465	$207,735	99.62%	$1,800	$(3,200)	$(1,400)

2012 4.125% Public Notes	449,600	40,089	35,809	409,511	89.32%	4,280	(922)	3,358

Total	$1,129,600	$512,354	$506,274	$617,246	98.81%	$6,079	$(4,121)	$1,958

On April 7, 2009, the Company closed a $620,000,000 secured credit facility with Fannie Mae. The facility consists of two $310,000,000 tranches; the first was drawn in full upon closing; the second was drawn on August 3, 2009. The proceeds were used to repay our unsecured credit facility. The balance of the facility as of August 7, 2009, is $170,000,000. The first tranche will have a fixed rate terms of 10 years and the second will have an 11 year maturity. Together, the effective composite annual cost of debt is 5.6%. Fifteen multifamily properties totaling 4,651 units with a net carrying value of $607,500,000 secured the credit facility at the time of closing.

NOTE H – NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (SFAS No. 166). SFAS No. 166 modifies the financial components approach used in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement No. 125,” removes the concept of a qualifying special purpose entity, and clarifies and amends the derecognition criteria for determining whether a transfer of a financial asset or portion of a financial asset qualifies for sale accounting. SFAS No. 166 also requires expanded disclosures regarding transferred assets and how they affect the reporting entity. SFAS No. 166 is effective for us beginning January 1, 2010. We are currently evaluating the effects, if any, this statement may have on our financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167 changes the consolidation analysis for VIEs and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. SFAS No. 167 further amends FIN 46R to require an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment. SFAS No. 167 requires additional disclosures for VIEs, including providing additional disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. SFAS No. 167 is effective for us beginning January 1, 2010. We are currently evaluating the effects, if any, this statement may have on our financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 168 or the Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. We do not expect the adoption of this statement to materially impact our financial statements, however our references to accounting literature within our notes to the condensed consolidated financial statements will be revised to conform to the Codification beginning with the quarter ending September 30, 2009.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (SFAS No. 165). SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The basis for the date through which the entity has evaluated subsequent events represents the date the financial statements were issued or were available to be issued. This statement is effective for the interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. The adoption of SFAS No. 165 on April 1, 2009 did not have an impact on the Company’s financial position and results of operations. The Company determined that the basis for the date through which the entity has evaluated subsequent events represents the date the financial statements were issued, August 7, 2009. Detail of subsequent events can be found in Note J to these unaudited consolidated financial statements.

In April 2009, the FASB issued FASB Staff position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4 or the FSP). FSP 157-4 amends

Statement 157 to require interim disclosures of the inputs and valuation technique(s) used to measure fair value. The FSP also required reporting entities to disclose information regarding changes in valuation techniques and related inputs, if any, on an interim basis. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Early adoption is permitted, but only for periods ending after March 15, 2009. The adoption of this standard on April 1, 2009 did not have a material impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (SFAS No. 160). This Statement requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. SFAS No. 160 requires that companies must also look to EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (EITF D-98) to determine if redeemable noncontrolling interests still require presentation in the mezzanine section of the statement of financial position. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS No. 160 on January 1, 2009. SFAS No. 160 requires that the Company restate prior period information to give retroactive effect to the adoption of SFAS No. 160. The Company determined that, in accordance with EITF D-98, certain minority interest should continue to be presented in the mezzanine section on the consolidated balance sheet and that the noncontrolling interests that have a conversion feature be marked to the redemption value at the reporting date. In addition, the Company determined that redeemable noncontrolling interest in income, which was previously reported before net income, should be presented below net income and above net income available to common shareholders. The impact of the adoption of SFAS No. 160 was a decrease of redeemable noncontrolling interest of $2,593,335 at June 30, 2008 and an increase in redeemable noncontrolling interest of $704,000 at December 31, 2008, to adjust the noncontrolling interest to its redemption value with an offsetting change in cumulative dividends in excess of accumulated net income.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 was issued to clarify that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities. FSP EITF 03-6-1 also provides guidance on how to allocate earnings to participating securities and compute basic EPS using the two-class method. FSP EITF 03-6-1 is effective for the fiscal years beginning after December 15, 2008. Early application is not permitted. This FSP was adopted by the Company on January 1, 2009. FSP EITF 03-6-1 requires that the Company restate prior period information to give retroactive effect to the adoption of FSP EITF 03-6-1. The impact of the adoption of FSP EITF 03-6-1 to net income per common share – basic totaled $0.00 and $0.00 for the quarter and six months ended June 30, 2008, respectively. The impact of the adoption of FSP EITF 03-6-1 to net income per common share – diluted totaled $0.00, and ($0.01) for the quarter and six months ended June 30, 2008, respectively.

In May 2008, the FASB issued FASB staff position APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 requires the initial debt proceeds from the sale of a company’s convertible debt instrument to be allocated between the liability component and the equity component. The resulting debt discount will be amortized over the debt instrument’s expected life as additional interest expense. As a result, a lower net income will be reflected as interest expense will include both the current period’s amortization of the debt discount and the instrument’s coupon interest. The additional interest expense recorded will result in an increased level of capitalized interest in accordance with SFAS 34, “Capitalization of Interest Cost”. FSP APB 14-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted FSP APB 14-1 on January 1, 2009. FSP APB 14-1 requires that the Company restate prior period information to give retroactive effect to the adoption of FSP APB 14-1. The Company’s 4.125% convertible senior notes are within the scope of FSP APB 14-1. The impact of the adoption of FSP APB 14-1 is noted in the tables below; which also include the impact from the adoption of SFAS No. 160 and EITF 03-06-01 referenced above.

Following is a summary of the Consolidated Statements of Income as previously reported (in thousands, except per share data):

As Reported:

(Amounts in thousands, except per share data)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Interest Expense	$21,686	$43,147
Net income	$15,949	$30,154
Allocation to participating securities - basic	N/A	N/A
Allocation to participating securities - diluted	N/A	N/A

Shares outstanding - basic	51,020	51,005
Shares outstanding - diluted	51,850	51,775

Net income per common share - basic	$0.31	$0.59
Net income per common share - diluted	$0.31	$0.58

Following is a summary of the restated Consolidated Statements of Income reflecting the required retroactive adoption of APB 14-1 and FSP EITF 03-6-1 (in thousands, except per share data). SFAS 160 had no impact on Net income available to common shareholders.

As Restated:

(Amounts in thousands, except per share data)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Interest Expense	$23,254	$46,216
Net income	$14,381	$27,086
Allocation to participating securities - basic	(132)	(247)
Allocation to participating securities - diluted	(133)	(250)

Shares outstanding - basic	51,020	51,005
Shares outstanding - diluted	51,538	51,466

Net income per common share - basic	$0.28	$0.53
Net income per common share - diluted	$0.28	$0.52

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133” (SFAS No. 161). This statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard on January 1, 2009 did not have a material impact on the Company’s financial statement disclosures.

NOTE I – FAIR VALUE MEASUREMENT

In April 2009, the FASB issued FASB Staff position No. FAS 107-1, extending the disclosure requirements of FASB Statement No. 107, “Disclosures About Fair Value of Financial Instruments (Statement 107)”, to interim financial statements of publically traded companies. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after periods ending after March 15, 2009. FSP 107-1 does not require disclosures for the earlier periods presented for comparative proposes at initial adoption. The FSP requires comparative disclosures only for periods ending after the initial adoption.

The fair values of our financial instruments (including such items in the financial statement captions as cash, other assets, accounts payable and accrued expenses, and lines of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of our mortgage loans and unsecured senior notes is approximately $1,309,000,000 at June 30, 2009.

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

Upon the adoption of SFAS 160 and in accordance with EITF D-98, redeemable non controlling interests that have a conversion feature are required to be marked to redemption value. The maximum redemption amount of the noncontrolling interests is contingent on the fair value of the Company’s common stock at the redemption date, and therefore the amount reported is calculated based on the fair value of the Company’s common stock as of the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests are classified as Level 2.

NOTE J – SUBSEQUENT EVENTS

The Company has evaluated and disclosed subsequent events through August 7, 2009, the date of issuance of the financial statements.

Subsequent to the end of the quarter ended June 30, 2009, the Company sold one operating community, Arbor Pointe, a 240-unit property located in Sacramento, California, which was reported as held for sale at June 30, 2009. The sales price totaled approximately $16,000,000 resulting in a net gain on sale of approximately $7,200,000 to be recognized during the third quarter of 2009.

On July 8, 2009, the Company repurchased $5,000,000 of our convertible senior unsecured notes with a fixed coupon rate of 4.125% for approximately $4,500,000, resulting in a $380,000 net gain on extinguishment of debt to be recognized during the third quarter of 2009.

On July 30, 2009, the Company’s Board of Directors approved a reduction in the quarterly common dividend to $0.375 from $0.5625 per share for the third and fourth quarters of 2009. The quarterly common dividend payment of $0.375 is equivalent to $1.50 per common share on an annualized basis.

On August 3, 2009, the Company received $310,000,000 from the second advance of the Fannie Mae secured facility and used the proceeds to pay down floating rate debt. As of August 7, 2009, the current balance on the unsecured revolving credit facility is $170,000,000.

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

Executive Summary

We are a self-administered equity real estate investment trust, or “REIT,” focused on the acquisition, development and management of multifamily apartment communities in eight metropolitan markets of the Western United States. At June 30, 2009, our portfolio had real estate assets with a net book value of approximately $2.9 billion that included 74 wholly or majority-owned apartment communities, aggregating 21,485 units; thirteen multifamily communities owned in joint ventures, comprised of 4,080 apartment units; and five wholly or majority-owned apartment communities in various stages of construction and development, totaling 1,526 units. We earn revenue and generate cash primarily by collecting monthly rent from our apartment residents.

We currently have two communities with a total of 566 units under construction. The total estimated investment is $176,100,000, with an estimated balance to complete totaling $51,200,000. Expected delivery dates for these units range from the fourth quarter of 2009 through the third quarter 2010. The development communities are located in Northern California and the Seattle, Washington metro area. At June 30, 2009, we owned three parcels of land for future development located in Northern and Southern California.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2009 and 2008

Rental and ancillary income

Total rental and ancillary revenues were $86,257,000 for the three months ended June 30, 2009, compared to $86,133,000 for the same period in 2008. We define our non same-store communities as communities acquired, developed and stabilized after March 31, 2008. During the 15 months subsequent to March 31, 2008, we completed the construction of 801 units. The increase in total rental and ancillary revenues was generated from non same-store communities. These non same-store communities increased revenue by $3,236,000 for the three months ended June 30, 2009, compared to the same period in 2008. The increase was offset by a decrease in rental and ancillary revenues of $3,112,000 or 3.8% on a same-store basis for the three months ended June 30, 2009, compared to the same period in 2008. Monthly market rents in the same-store portfolio for the second quarter of 2009 decreased 4.1% to $1,451 per unit from $1,513 per unit in the second quarter of 2008.

A summary of the components of revenues for the quarters ended June 30, 2009 and 2008 follows (dollar amounts in thousands):

	Three months ended June 30, 2009		Three months ended June 30, 2008
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2008 to 2009
Rental income	$82,889	96%	$82,606	96%	0%
Ancillary income	3,368	4%	3,527	4%	(5)%

Total revenues	$86,257	100%	$86,133	100%	0%

The total increase in revenues of $124,000 for the three months ended June 30, 2009, as compared with the three months ended June 30 2008, was generated from an increase in non same-store revenue offset by a decrease in same-store revenue as follows (dollar amounts in thousands):

	2009 Change	% Change from 2008 to 2009
Same-store communities	$(3,112)	(4)%
Non same-store communities	3,236	90%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$124	0%

Real estate expenses

For the quarter ended June 30, 2009, real estate expenses totaled $27,533,000, as compared with $25,404,000 for the quarter ended June 30, 2008. The year-over-year increase in total real estate expenses was attributable to both same-store and non same-store communities. Same-store expenses increased $839,000, or 3.5%. Non same-store expenses increased $1,290,000, or 81.6% from the quarter ended June 30, 2008 which represents the increase in the year-over-year size of the portfolio from recently completed development properties.

A summary of the categories of real estate expenses for the three months ended June 30, 2009 and 2008 follows (dollar amounts in thousands):

	Three months ended June 30, 2009		Three months ended June 30, 2008
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2008 to 2009
Same-store	$24,663		$23,824		4%
Non same-store	2,870		1,580		82%

Total real estate Expenses	$27,533	32%	$25,404	29%	8%

Interest expense

Interest expense was $19,421,000 (net of $3,760,000 of interest capitalized to the cost of apartment communities under development and construction) for the quarter ended June 30, 2009, a decrease of $3,833,000, or 16.5%, from the same period in 2008. Interest expense was $23,254,000 for the quarter ended June 30, 2008 (net of $5,486,000 of interest capitalized to the cost of apartment communities under development and construction). The year-over-year decrease is primarily due to lower average cost of borrowing on our floating rate debt.

General and administrative expenses

General and administrative expenses totaled $4,218,000 and $5,378,000 for the three months ended June 30, 2009 and 2008, respectively. The $1,160,000, or 21.6%, decrease in the current period is primarily due to reduction in compensation related costs and legal expenses.

Other income

Other income for the quarter ended June 30, 2009 totaled $1,196,000 and is comprised of $636,000 of insurance settlement proceeds and approximately $424,000 of management fee income and approximately $94,000 of interest income. Other income for the three months ended June 30, 2008 totaled $637,000 and is comprised of, approximately $435,000 of management fee income, approximately $112,000 of interest income and $74,000 in insurance settlement proceeds.

Net gain from extinguishment of debt

Net gain on extinguishment of debt totaled $1,958,000, and zero for the quarters ended June 30, 2009 and 2008. During the quarter ended June 30, 2009 we repurchased $40,100,000 of our convertible senior unsecured notes with a fixed coupon rate of 4.125% for approximately $35,800,000 for a net gain on extinguishment of approximately $3,358,000. The Company retired $472,265,000 of unsecured public debt due in the years 2009 to 2013 for approximately $470,465,000 for a net loss from extinguishment of approximately $1,400,000 due to the write off of unamortized discounts and fees related to the initial transaction.

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

During the three months ended June 30, 2009, we reclassified three operating communities located in: Seattle (2) and the Inland Empire (1), totaling 891 units, from Real estate held for sale under the provisions of SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” (SFAS No. 144) to Investments in rental properties. The asset values currently reflect the carrying amounts on the dates they were classified as held for sale, adjusted for depreciation expense that would have been recognized had the communities been continuously been classified as Investments in rental properties.

At June 30, 2009, the we had one operating apartment community, Arbor Pointe, a 240-unit property located in Sacramento, classified as held for sale under the provisions of SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” (SFAS No. 144). The operating property was classified as held for sale in March 2009, and no depreciation has been recorded on the operating community since March 2009. Subsequent to the end of the quarter ended June 30, 2009, we sold the operating community. The sales price totaled approximately $16,000,000 resulting in a net gain on sale of approximately $7,200,000 to be recognized during the third quarter of 2009.

For the quarter ended June 30, 2009, the net gain on sale and combined results of operations generated by the one operating apartment community held for sale and the property sold during June 2009 were included in discontinued operations on the consolidated statements of income and totaled $15,269,000. For the quarter ended June 30, 2008, the combined results of operations generated by the one operating apartment community held for sale, the one property sold during June, 2009, and the six properties sold during 2008 were included in the discontinued operations line on the consolidated statements of income and totaled $3,968,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the second quarters of 2009 and 2008 represent the portion of dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. All our current outstanding series of preferred stock have a $25.00 per share liquidation share preference.

Net Income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the three months ended June 30, 2009 was $28,222,000, or $0.54 per diluted share, as compared with $14,381,000 or $0.28 per diluted share, for the same period in 2008.

Comparison of the Six Months Ended June 30, 2009 and 2008

Rental and ancillary income

Total rental and ancillary revenues were $172,638,000 for the six months ended June 30, 2009, compared to $170,412,000 for the same period in 2008. The increase in total rental and ancillary revenues was generated non same-store communities. We define our non-same-store communities as communities acquired, developed and stabilized after December 31, 2007. These non same-store communities increased revenue by $5,847,000 for the six months ended June 30, 2009, compared to the same period in 2008. During the 18 months subsequent to December 31, 2007, we completed the construction of 1,673 units. During the six months ended June 30, 2009, on a same store basis, rental and ancillary revenues decreased $3,621,000, or 2.2%, primarily due to decreases in market rents. Monthly market rents in the same-store portfolio for the six months ended June 30, 2009 decreased 2.9% to $1,461 per unit from $1,504 during the same period of 2008.

A summary of the components of revenues for the six months ended June 30, 2009 and 2008 follows (dollar amounts in thousands):

	Six months ended June 30, 2009		Six months ended June 30, 2008
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Increase from 2008 to 2009
Rental income	$165,939	96%	$163,604	96%	1%
Ancillary income	6,699	4%	6,808	4%	(2)%

Total revenues	$172,638	100%	$170,412	100%	1%

The total increase in revenues of $2,226,000 for the six months ended June 30, 2009 as compared with the six months ended June 30, 2008 generated from same-store and non same-store communities was as follows (dollar amounts in thousands):

	2009 Change	% Increase from 2008 to 2009
Same-store communities	$(3,621)	(2)%
Non Same-store communities	5,847	89%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$2,226	1%

Real estate expenses

For the six months ended June 30, 2009, real estate expenses totaled $53,910,000 as compared with $50,706,000 for the six months ended June 30, 2008. The year-over-year increase in total real estate expenses was attributable to both same-store and non same-store communities. Same-store expenses increased $1,022,000, or 2.1%, Non same-store expenses increased $2,182,000 from the six months ended June 30, 2008 and represents the increase in year over year size of the portfolio.

A summary of the categories of real estate expenses for the six months ended June, 2009 and 2008 follows (dollar amounts in thousands):

	Six months ended June 30, 2009		Six months ended June 30, 2008
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2008 to 2009
Same-store	$48,800		$47,778		2%
Non same-store	5,110		2,928		75%

Total real estate Expenses	$53,910	31%	$50,706	30%	6%

Interest expense

Interest expense was $40,443,000 (net of interest capitalized to the cost of apartment communities under development of $9,415,000) for the six months ended June 30, 2009, a decrease of $5,773,000, or 12%, from the comparable period in 2008. Interest expense was $46,216,000 for the same period in 2008 (net of $11,549,000 of interest capitalized to the cost of apartment communities under construction). The year-over-year decrease is primarily due to lower average cost of borrowing on our floating rate debt.

General and administrative expenses

General and administrative expenses totaled $8,544,000 and $10,033,000 for the six months ended June 30, 2009 and 2008, respectively. The $1,489,000 or 14.8% decrease in the current period is primarily due to reduction in compensation related costs and legal expenses.

Other income

Other income for the six months ended June 30, 2009 totaled $1,823,000 and is comprised of, approximately $851,000 of management fee income, $636,000 of insurance settlement proceeds, approximately $187,000 of interest income, and $120,000 related to the sale of an excess land parcel. Other income for the six months ended June 30, 2008 totaled $1,231,000 and is comprised of approximately $856,000 of management fee income, approximately $260,000 of interest income and $74,000 of insurance settlement proceeds.

Net gain from extinguishment of debt

Net gain on extinguishment of debt totaled $1,958,000, and zero for the six months ended June 30, 2009 and 2008. During the quarter ended June 30, 2009 we repurchased $40,100,000 of our convertible senior unsecured notes with a fixed coupon rate of 4.125% for approximately $35,800,000 for a net gain on extinguishment of approximately $3,358,000. The Company retired $472,265,000 of unsecured public debt due in the years 2009 to 2013 for approximately $470,465,000 for a net loss from extinguishment of approximately $1,400,000 due to the write off of unamortized discounts and fees related to the initial transaction.

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

During the six months ended June 30, 2009, we reclassified three operating communities located in: Seattle (2) and the Inland Empire (1), totaling 891 units, from Real estate held for sale under the provisions of SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” (SFAS No. 144) to Investments in rental properties. The asset values currently reflect the carrying amounts on the dates they were classified as held for sale, adjusted for depreciation expense that would have been recognized had the communities been continuously been classified as Investments in rental properties.

At June 30, 2009, the we had one operating apartment community, Arbor Pointe, a 240-unit property located in Sacramento, classified as held for sale under the provisions of SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” (SFAS No. 144). The operating property was classified as held for sale in March 2009, and no depreciation has been recorded on the operating community since March 2009. Subsequent to the end of the quarter ended June 30, 2009, we sold the operating community. The sales price totaled approximately $16,000,000 resulting in a net gain on sale of approximately $7,200,000 to be recognized during the third quarter of 2009.

In January 2009, we sold an excess parcel of land in Santa Clara, California, classified as held for sale at December 31, 2008, for gross sales proceeds totaling $17,100,000.

For the six months ended June 30, 2009, the net gain on sales and combined results of operations generated by the one operating apartment community held for sale and the property sold during the quarter ended June 30, 2009, were included in discontinued operations on the consolidated statements of income and totaled $16,571,000. For the six months ended June 30, 2008, the net gain on sales and combined results of operations generated by the one operating apartment community held for sale, the one property sold during June, 2009, and the six properties sold during 2008 were included in the discontinued operations line on the consolidated statements of income and totaled $7,288,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the first six months of 2009 and 2008 represent the dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

Net Income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the six months ended June 30, 2009 was $41,215,000, or $0.79 per diluted share, as compared with $27,086,000 or $0.52 per diluted share, for the comparable period in 2008.

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

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. However, permanent financing may not be available on favorable terms, or at all. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. For the six months ended June 30, 2009, cash flows generated from operating activities were lower than distributions to common shareholders, preferred shareholders and noncontrolling interest members by approximately $6,000,000. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured credit facility provides adequate liquidity to address temporary cash shortfalls. We expect that annual cash flows from operations will exceed annual distributions to equity holders, which is consistent with prior years. Annual cash flows from operating activities exceeded annual distributions to common shareholders, preferred shareholders and noncontrolling interest members by approximately $37,000,000 and $30,000,000 for the years ended December 31, 2008 and 2007, respectively.

We had a total of $948,906,000 carrying amount in unsecured senior notes at June 30, 2009, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
September 2009	88,593,000	5.750%
May 2010	30,579,000	4.875%
January 2011	48,545,000	7.450%
February 2012(1)	391,171,000	6.005%
February 2013	40,018,000	7.125%
March 2014	50,000,000	4.700%
March 2017	300,000,000	5.500%

Total / Weighted Average Interest Rate	$948,906,000	5.838%

(1)	The notes are putable by holders on February 21, 2012, August 15, 2013, August 15, 2016, and August 15, 2021. This principal amount is the $409,511,000 of our 4.125% convertible unsecured debt with a final contractual maturity of August 15, 2026. The notes are callable by the Company on or after February 21, 2012. The interest rate and note balance have been adjusted in accordance with APB 14-1.

In addition, at June 30, 2009, we had mortgage indebtedness with a total principal amount outstanding of $443,390,000, at an average interest rate of 5.67%, and remaining terms ranging from one year to ten years.

As of June 30, 2009, we had total outstanding debt balances of approximately $1,889,296,000 and total outstanding consolidated shareholders’ equity and redeemable noncontrolling interest of approximately $1,020,457,000, representing a debt to total book capitalization ratio of 65%.

On July 15, 2009, we sold one operating community, Arbor Pointe, a 240-unit property located in Sacramento, California, which was reported as held for sale at June 30, 2009. The sales price totaled approximately $16,000,000 resulting in a net gain on sale of approximately $7,200,000 to be recognized during the third quarter of 2009.

On July 30, 2009, our Board of Directors approved a reduction in the quarterly common dividend to $0.375 from $0.5625 per share for the third and fourth quarters of 2009. The quarterly common dividend payment of $0.375 is equivalent to $1.50 per common share on an annualized basis.

On May 14, 2009, we entered into an equity distribution agreement under which we may offer and sell shares of our common stock having an aggregate offering price of up to $125,000,000 over time through our sales agent. During the three months ended June 30, 2009, 1,517,808 shares were issued for approximately $37,600,000 with an average share price of $24.80 under the Company’s distribution plan.

During the three months ended June 30, 2009, through as series of open market transactions, we repurchased $40,089,000 of our 4.125% convertible senior unsecured notes with an aggregate price of 89% of par, or approximately $35,809,000.

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

On April 7, 2009, we closed a $620,000,000 secured credit facility with Fannie Mae. The facility consists of two $310,000,000 tranches; the first was drawn in full upon closing; the second was drawn in full on August 3, 2009. The first tranche has a fixed rate terms of 10 years and the second will have an 11 year maturity. Together, the effective composite annual cost of debt is 5.6%. Fifteen multifamily properties totaling 4,651 units with a net carrying value of $607,500,000 secured the credit facility at the time of closing.

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

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, total debt to capital, and cash on hand among others. We were in compliance with all such financial covenants during the three months ended June 30, 2009 and 2008.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2009, such as scheduled debt repayments, construction funding and property acquisitions. At June 30, 2009, we had an estimated cost of approximately $51,200,000 to complete existing construction in progress, with funding estimated from 2009 through 2010. Scheduled debt repayments through December 31, 2009 as of the date of this filing totaled approximately $90,000,000.

During the third quarter of 2007, we filed a new shelf registration statement with the Securities and Exchange Commission under which we may issue securities, including debt securities, common stock and preferred stock. Depending upon market conditions, we may issue securities under this or under future registration statements.

On April 26, 2007, our Board of Directors authorized us to purchase an aggregate of up to $100,000,000 in shares of our common stock. As of August 7, 2009, we have not purchased any shares under this authorization.

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

Construction in progress and land under development

The following table provides data on our multifamily properties that are currently under various stages of development and construction. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot provide assurance that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed units shown in the table below. In addition to the properties below, we have predevelopment and deposits on land under contract for potential projects totaling approximately $27,000,000 recorded in Other assets on the Consolidated Balance Sheet.

(Dollar amounts in millions)

Property Name	Location	Number of Units	Costs Incurred As of June 30, 2009[1]	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date[2]
Construction in Progress
Belcarra Apartments	Bellevue, WA	296	$70.8	$86.4	$15.6	1Q/2010
Villa Granada	Santa Clara, CA	270	54.1	89.7	35.6	3Q/2010

Total Construction in Progress		566	$124.9	$176.1	$51.2

Property Name	Location	Number of Units	Costs Incurred As of June 30, 2009	Estimated Total Cost [4]	Estimated Construction Start
Land Under Development[3]
Wilshire La Brea	Los Angeles, CA	470	$91.5	TBR	TBD
Pleasanton	Pleasanton, CA	240	13.9	TBR	TBD
Stadium Park II	Anaheim, CA	250	23.4	TBR	TBD

Total Land Under Development		960	$128.8	$455.0

(1)	Reflects all recorded costs incurred as of June 30, 2009, recorded on our Consolidated Balance Sheets as “Direct investments in real estate” - Construction in progress.
(2)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.
(3)	Land Under Development represents projects in various stages of pre-development, development and initial construction for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to Construction in Progress on our Consolidated Balance Sheet.
(4)	Reflects the aggregate cost estimates at year-end 2008, specific property cost estimates to be reported (TBR) once entitlement approvals are received and the Company is prepared to begin construction.

Dividends Paid to Common and Preferred Shareholders and Distributions to Noncontrolling Interest Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our dividend per share amounts for each of the quarters ended June 30, 2009 and 2008 was $0.5625 per share. Total dividends paid to common shareholders for the six months ended June 30, 2009 and 2008 were $59,197,000 and $57,901,000, respectively. In addition, we paid $5,906,000 in aggregate on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock during the six months ended June 30, 2009 and 2008, respectively.

Total distributions to redeemable noncontrolling interests were $879,000 and $949,000 for the six months ended June 30, 2009 and 2008. Total distributions to other noncontrolling interests of our consolidated subsidiaries were $212,000 for the six months ended June 30, 2009 and 2008, respectively.

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

As of June 30, 2009, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

As of June 30, 2009, there were no pending legal proceedings to which we are a party, or of which any of our properties is the subject, which management anticipates would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2009, there were no limited partnership units in BRE Property Investors LLC exchanged for shares of BRE common stock.

On April 26, 2007, our Board of Directors authorized an increase in the aggregate value of shares of our common stock that we may repurchase from $60,000,000 to up to $100,000,000. The timing of repurchase activity is dependent upon the market price of our shares of common stock and other market conditions and factors. No shares were repurchased during the three months ended June 30, 2009.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[2]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Traded Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1, 2009 though April 30, 2009	—	—	—	—
May 1, 2009 though May 31, 2009	—	—	—	—
June 1, 2009 though June 30, 2009	13,875	$24.79	—	—

Total	13,875	$24.79	—	—

[1]	During the three months ended June 30, 2009, we withheld an aggregate of 13,875 shares of restricted stock to pay taxes due upon vesting of such restricted stock.
[2]	Average price paid per share owned and forfeited by employees to satisfy tax withholding requirements in the vesting of restricted shares is calculated based on the share price on the day of vesting.

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. At the Annual Meeting of Shareholders held on May 21, 2009, the Shareholders approved the two proposals noted below by the following votes:

	FOR			AGAINST	WITHHELD/ ABSTAINED
	No. of Shares	% of shares Voted for this item	% of outstanding	No. of Shares	No. of Shares
Proposal No. I Election of Directors for a one-year term:
Paula F. Downey	44,365,465	99.14%	85.17%		386,731
Edward F Lange, Jr.	43,518,016	97.24%	83.55%		1,234,180
Irving F. Lyons, III	44,404,907	99.22%	85.25%		347,289
Edward E. Mace	44,199,959	98.77%	84.86%		552,237
Christopher J. McGurk	44,390,468	99.19%	85.22%		361,728
Matthew T. Medeiros	44,350,229	99.10%	85.14%		401,967
Constance B. Moore	44,332,068	99.06%	85.11%		420,128
Jeanne R. Myerson	44,387,860	99.19%	85.22%		364,336
Tomas E. Robinson	44,397,540	99.21%	85.24%		354,656
Dennis E. Singleton	44,396,272	99.20%	85.23%		355,924

Proposal No. II Ratification of Ernst & Young LLP as auditors for the year ended December 31, 2009:
	44,461,015	99.35%	85.36%	205,165	86,016

ITEM 5. Other Information.

None

ITEM 6. Exhibits.

10.1	Master Credit Facility Agreement by and among BRE-FMCA, LLC and BRE-FMAZ, LLC, as borrowers, BRE Properties, Inc., as guarantor, and Deutsche Bank Berkshire Mortgage, Inc., as lender, entered into as of April 7, 2009 (previously filed on April 7, 2009 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.2	$310,000,000 Fixed Facility Note (Standard Maturity), dated as of April 7, 2009 (previously filed on April 7, 2009 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.3	Equity Distribution Agreement, dated as of May 14, 2009, between the Registrant and Goldman Sachs & Co. (previously filed on May 14, 2009 as Exhibit 1.1 to the Registrants Current Report on the Form 8-K and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC. (Registrant)

Date: August 7, 2009	/s/ Edward F. Lange, Jr.
Edward F. Lange, Jr.
Executive Vice President,
Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibits.

10.1	Master Credit Facility Agreement by and among BRE-FMCA, LLC and BRE-FMAZ, LLC, as borrowers, BRE Properties, Inc., as guarantor, and Deutsche Bank Berkshire Mortgage, Inc., as lender, entered into as of April 7, 2009 (previously filed on April 7, 2009 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.2	$310,000,000 Fixed Facility Note (Standard Maturity), dated as of April 7, 2009 (previously filed on April 7, 2009 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.3	Equity Distribution Agreement, dated as of May 14, 2009, between the Registrant and Goldman Sachs & Co. (previously filed on May 14, 2009 as Exhibit 1.1 to the Registrants Current Report on the Form 8-K and incorporated by reference herein).

10.4	Direct Stock Purchase and Dividend Reinvestment Plan (previously filed on November 28, 2008 pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, as Prospectus Supplement to the Registrant’s Prospectus dated November 8, 2007 (File No. 333-147238) and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.