Form 10-Q
period 2009-09-30
BRE PROPERTIES INC /MD/
filed 2009-11-04
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 31, 2009	54,342,438

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

September 30, 2009

PART I FINANCIAL INFORMATION

ITEM 1	Financial Statements.

BRE Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30, 2009	December 31, 2008(1)
	(unaudited)
Assets

Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$3,113,149	$2,927,481
Construction in progress	144,895	295,074
Less: accumulated depreciation	(561,900)	(514,388)

	2,696,144	2,708,167

Equity investment in real estate joint ventures	62,336	62,497
Real estate held for sale, net	—	17,022
Land under development	131,936	123,609

Total real estate portfolio	2,890,416	2,911,295

Cash	7,029	7,724
Other assets	73,889	73,725

Total assets	$2,971,334	$2,992,744

Liabilities and Shareholders’ Equity

Liabilities:
Unsecured senior notes	$857,171	$1,505,905
Unsecured line of credit	248,000	245,000
Mortgage loans payable	752,778	151,496
Accounts payable and accrued expenses	54,226	91,167

Total liabilities	1,912,175	1,993,568

Redeemable noncontrolling interests	32,567	29,972

Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 7,000,000 shares with $25 liquidation preference issued and outstanding at September 30, 2009 and December 31, 2008	70	70
Common stock, $0.01 par value, 100,000,000 shares authorized; 54,337,680 and 51,149,745 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	543	511
Additional paid-in capital	1,111,995	1,032,391
Cumulative dividends in excess of accumulated net income	(86,016)	(63,768)

Total shareholders’ equity	1,026,592	969,204

Total liabilities and shareholders’ equity	$2,971,334	$2,992,744

See condensed notes to unaudited consolidated financial statements.

(1)	Restated to reflect the adoption of new accounting guidance requiring retroactive application (Note H).

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,
	2009	2008(1)
Revenues
Rental income	$83,189	$84,388
Ancillary income	3,295	3,559

Total revenues	86,484	87,947

Expenses
Real estate	28,034	26,534
Provision for depreciation	22,412	19,752
Interest	20,998	22,841
General and administrative	4,104	4,760

Total expenses	75,548	73,887

Other income	760	607
Net gain on extinguishment of debt	382	—
Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	12,078	14,667
Partnership income	561	652

Income from continuing operations	12,639	15,319

Discontinued operations, net	14	3,389
Net gain on sales of discontinued operations	7,285	24,820

Income from discontinued operations	7,299	28,209

Net Income	19,938	43,528

Redeemable noncontrolling interest in income	401	580

Net income attributable to controlling interests	19,537	42,948
Dividends attributable to preferred stock	2,953	2,953

Net Income available to common shareholders	$16,584	$39,995

Per common share data – Basic Income from continuing operations (net of preferred dividends)	$0.17	$0.23
Income from discontinued operations	$0.14	$0.55

Net income available to common shareholders	$0.31	$0.78

Weighted average common shares outstanding – basic	53,575	51,060

Per common share data – Diluted Income from continuing operations (net of preferred dividends)	$0.17	$0.22
Income from discontinued operations	$0.14	$0.55

Net income available to common shareholders	$0.31	$0.77

Weighted average common shares outstanding – assuming dilution	53,576	51,564

Dividends declared and paid per common share	$0.3750	$0.5625

See condensed notes to unaudited consolidated financial statements

(1)	Restated to reflect the adoption of new accounting guidance requiring retroactive application (Note H).

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Nine Months Ended September 30,
	2009	2008(1)
Revenues
Rental income	$249,129	$247,992
Ancillary income	9,994	10,367

Total revenues	259,123	258,359

Expenses
Real estate	81,944	77,239
Provision for depreciation	65,530	58,890
Interest	61,441	69,058
General and administrative	12,648	14,794

Total expenses	221,563	219,981

Other income	2,583	1,838
Net gain on extinguishment of debt	2,340	—
Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	42,483	40,216
Partnership income	1,798	1,966

Income from continuing operations	44,281	42,182
Discontinued operations, net	2,296	10,678
Net gain on sales of discontinued operations	21,574	24,820

Income from discontinued operations	23,870	35,498

Net Income	68,151	77,680

Redeemable noncontrolling interest in income	1,491	1,741

Net income attributable to controlling interests	66,660	75,939
Dividends attributable to preferred stock	8,859	8,859

Net Income available to common shareholders	$57,801	$67,080

Per common share data – Basic Income from continuing operations (net of preferred dividends)	$0.64	$0.61
Income from discontinued operations	$0.46	$0.69

Net income available to common shareholders	$1.10	$1.30

Weighted average common shares outstanding – basic	52,205	51,025

Per common share data – Diluted Income from continuing operations (net of preferred dividends)	$0.64	$0.60
Income from discontinued operations	$0.46	$0.69

Net income available to common shareholders	$1.10	$1.29

Weighted average common shares outstanding – assuming dilution	52,206	51,501

Dividends declared and paid per common share	$1.5000	$1.6875

See condensed notes to unaudited consolidated financial statements

(1)	Restated to reflect the adoption of new accounting guidance requiring retroactive application (Note H).

BRE Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2009	2008(1)
Cash flows from operating activities:
Net income attributable to controlling interests	$66,660	$75,939
Adjustments to reconcile net income attributable to controlling interests to net cash flows generated by operating activities:
Redeemable noncontrolling interest in income	1,491	1,741
Net gain on sale of land	(121)	—
Net gain on sale of discontinued operations	(21,574)	(24,820)
Net gain on extinguishment of debt	(2,340)	—
Non cash interest on convertible debt	4,845	4,633
Equity in earnings from unconsolidated entities	(1,798)	(1,966)
Distributions of earnings from unconsolidated entities	1,972	1,966
Provision for depreciation	65,530	58,890
Provision for depreciation from discontinued operations	159	1,878
Non cash share based compensation expense	2,033	2,996
Decrease (Increase) in other assets	1,275	(1,725)
Decrease in accounts payable and accrued expenses	(24,125)	(8,412)

Net cash flows generated by operating activities	94,007	111,120

Cash flows from investing activities:
Additions to land under development	(9,061)	(13,302)
Additions to direct investment construction in progress	(78,152)	(105,618)
Rehabilitation expenditures and other	(5,552)	(12,575)
Capital expenditures	(15,159)	(12,751)
Improvements to real estate joint ventures	(171)	(248)
Additions to furniture, fixture and equipment	(497)	(4,470)
Proceeds from sale of discontinued operations, net of closing costs	65,669	72,522
Proceeds from sale of land, net of closing costs	10,100	—
Investments in properties under contract	(2,790)	(10,440)

Net cash flows used in investing activities	(35,613)	(86,882)

Cash flows from financing activities:
Principal payments on mortgage loans	(18,718)	(21,919)
Repayment of unsecured notes	(651,103)	—
Proceeds from new mortgage loans, net	617,144	—
Lines of credit:
Advances	883,000	622,000
Repayments	(880,000)	(532,000)
Cash dividends paid to common shareholders	(79,790)	(86,935)
Cash dividends paid to preferred shareholders	(8,859)	(8,859)
Distributions to operating company unit holders	(1,172)	(1,424)
Distributions to other noncontrolling interests	(319)	(317)
Proceeds from exercises of stock options	—	636
Purchase of equity securities and other, net	(500)	—
Proceeds from dividend reinvestment plan	1,090	1,429
Proceeds from issuance of common shares, net	77,627	—
Proceeds from hedging activities	2,511	—

Net cash flows used in financing activities	(59,089)	(27,389)

Decrease in cash	(695)	(3,151)
Balance at beginning of period	7,724	6,952

Balance at end of period	$7,029	$3,801

BRE Properties, Inc.

Consolidated Statements of Cash Flows Cont. (unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2009	2008(1)
Supplemental disclosure of non cash activities:
Transfers of construction in progress to investments in rental properties	$223,976	$119,256

Transfer from land under development to construction in progress	—	$19,865

Transfer of net investment in rental properties to held for sale	$43,038	$97,180

Change in accrued improvements to direct investments in real estate	$18	$813

Change in accrued development costs for construction in progress and land under development	$4,965	$5,433

Change in redeemable noncontrolling interest units	—	$539

Change in market value of redeemable noncontrolling interests	$2,594	$7,695

See condensed notes to unaudited consolidated financial statements.

(1)	Restated to reflect the adoption of new accounting guidance requiring retroactive application (Note H).

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2009

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements have been omitted. The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2008 of BRE Properties, Inc. (the “Company” or “BRE”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments only) necessary for a fair presentation of the Company’s consolidated financial statements for the interim periods presented.

Certain reclassifications have been made from the prior period’s presentation to conform to the current period’s presentation. On January 1, 2009, the Company adopted new guidance related to convertible debt instruments that may be settled in cash upon conversion, common share equivalents that are dilutive to earnings per share, and noncontrolling interests in the consolidated financial statements. These updated accounting standards require that the Company restate prior years presented to reflect the retroactive effect to their adoption. The detail of the impact of the adoption on prior periods can be found in Note H to these unaudited consolidated financial statements.

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

NOTE B – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The cost related to stock-based compensation included in the determination of consolidated net income for the nine months ended September 30, 2009 and 2008 includes all awards outstanding that vested during these periods.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to five years. At September 30, 2009, compensation cost related to unvested awards not yet recognized totaled approximately $14,700,000 and the weighted average period over which it is expected to be recognized is 2.1 years. During the nine months ended September 30, 2009, 369,061 restricted shares were awarded and 135,643 restricted shares vested. During the nine months ended September 30, 2009, no stock options were awarded.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

September 30, 2009

NOTE C – CONSOLIDATION OF VARIABLE INTEREST ENTITIES

Arrangements that are not controlled through voting or similar rights are reviewed under the guidance of variable interest entities “VIEs”. A Company is required to consolidate the assets, liabilities and operations of a VIE if it is determined to be the primary beneficiary of the VIE.

A VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) the entity’s equity holders as a group lack one of the following three characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity through voting or similar rights, (b) the obligation to absorb expected losses of the entity if they occur or (c) the right to receive the expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, the enterprise that is deemed to absorb a majority of the expected losses or receive a majority of expected residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE.

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

At September 30, 2009, the Company had made non-refundable cash deposits for three purchase option agreements totaling approximately $5,170,000, which are included in Other Assets on the consolidated balance sheet. The aggregate purchase price of properties under option is approximately $43,945,000. The Company’s maximum exposure to loss if it elects not to purchase the option properties is $22,369,000, which represents non-refundable deposits and the related predevelopment costs at September 30, 2009. Based on analyses performed, the Company is not the primary beneficiary in any of the arrangements as of September 30, 2009.

The Company consolidates entities not deemed as VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company and other controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Under applicable accounting guidance, the managing member of a limited liability company, or LLC, is presumed to control the LLC and must prove non-managing member(s) have certain rights that preclude the managing member from exercising unilateral control. The Company has reviewed its control as the General Partner of the Company’s joint venture assets and concluded that it does not have control over any of the LLCs managed by the Company. The Company has applied the equity method of accounting to its investments in joint ventures.

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

At September 30, 2009, the Company had no operating apartment communities classified as held for sale.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

September 30, 2009

In July 2009, the Company sold one operating community, Arbor Pointe, a 240-unit property located in Sacramento, California. The sales price totaled approximately $16,000,000 resulting in a net gain on sale of approximately $7,300,000.

In June 2009, the Company sold one operating community, Overlook at Blue Ravine, a 512-unit property located in Folsom, California. The sales price totaled approximately $51,000,000 resulting in a net gain on sales of approximately $14,300,000.

In January 2009, the Company sold an excess parcel of land in Santa Clara, California, classified as held for sale at December 31, 2008, for gross sales proceeds totaling $17,100,000, approximately equal to the carrying value.

During 2008, the Company sold six communities totaling 1,484 units: Blue Rock Village, with 560 units located in Vallejo, California; The Park at Dash Point, with 280 units located in Seattle, Washington; Pinnacle at Blue Ravine, with 260 units located in Sacramento, California; Canterbury Downs, with 173 units located in Sacramento, California; Rocklin Gold, with 121 units located in Sacramento, California; and Quail Chase, with 90 units located in Sacramento, California.

For the quarter ended September 30, 2009, the net gain on sale and combined results of operations generated by the property sold in July 2009 was included in discontinued operations on the consolidated statement of income and totaled approximately $7,299,000. For the quarter ended September 30, 2008, the combined results of operations generated by the two properties sold during 2009, and the six properties sold during 2008 were included in the discontinued operations line on the consolidated statement of income and totaled approximately $28,209,000.

The following is a breakdown of the combined results of operations for the operating apartment communities included in discontinued operations:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
(amounts in thousands)	2009	2008	2009	2008
Rental and ancillary income	$86	$6,079	$4,242	$19,629
Real estate expenses	(72)	(2,223)	(1,787)	(7,038)
Provision for depreciation	—	(467)	(159)	(1,878)
Interest expense	—	—	—	(35)

Income from discontinued operations, net	$14	$3,389	$2,296	$10,678

Gain on sales, net	7,285	24,820	21,574	24,820

Total discontinued operations	$7,299	$28,209	$23,870	$35,498

NOTE E – EQUITY

On May 14, 2009, the Company entered into an equity distribution agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $125,000,000 over time through its sales agent. During the three months ended September 30, 2009, 1,500,000 shares were issued for approximately $42,000,000 with an average price of $28.00 under the Company’s distribution plan. For the nine months ended September 30, 2009, 3,017,808 shares were issued for gross proceeds totaling approximately $79,600,000 with an average share price of $26.39. As of November 4, 2009 the Company has approximately $45,400,000 available to be issued under the distribution plan.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

September 30, 2009

On April 26, 2007, the Company’s Board of Directors authorized BRE to purchase an aggregate of up to $100,000,000 in its shares of common stock. As of November 4, 2009, the Company has not purchased any shares under this authorization.

During the nine months ended September 30, 2009, 116,715 shares of common stock were issued under the Company's stock-based compensation plans, 46,912 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan and zero operating company units were exchanged for common stock. The effect of anti-dilutive operating company units have been excluded from the diluted earnings per share calculation. During the three ended September 30, 2009 and 2008, weighted average operating company units were 781,463 and 840,063, respectively. During the nine months ended September 2009, and 2008, weighted average operating company units were 781,463 and 843,063, respectively.

NOTE F – LEGAL MATTERS

As of September 30, 2009, there were no pending legal proceedings to which the Company is a party or of which any of the Company’s properties are the subject, which management anticipates would have a material effect on the Company’s consolidated financial condition and results of operations.

NOTE G – DEBT

On August 3, 2009, the second $310,000,000 tranche of a $620,000,000 secured credit facility with Deutsche Bank Berkshire Mortgage, Inc. was drawn. The facility consists of two $310,000,000 tranches; the first was drawn in full upon closing on April 7, 2009. The first tranche has a fixed rate term of 10 years. The second tranche has a maturity date of September 1, 2020, with fixed rate terms for the first 10 years and a variable rate for the remaining one-year period. Together, the effective composite annual cost of debt is 5.6% inclusive of rate hedging transactions. Fifteen multifamily properties totaling 4,651 units with a net carrying value of $607,500,000 secured the credit facility at the time of closing.

During the three months ended September 30, 2009, the Company repurchased $5,000,000 of its 4.125% convertible senior unsecured notes for an aggregate price at 90.25% of par, or approximately $4,513,000. The Company recognized a net gain on early debt extinguishment of $382,000 net of approximately $105,000 of unamortized deferred financing costs and unamortized debt discounts in connection with the repurchase. For the nine months ended September 30, 2009, the Company repurchased $45,089,000 of its 4.125% convertible senior unsecured notes for an aggregate price of 89.43% of par, or approximately $40,322,000. The Company recognized a net gain on the early extinguishment of $3,740,000 net of approximately $1,027,000 of unamortized deferred financing costs and unamortized debt discounts in connection with the repurchase.

On April 15, 2009, the Company closed a fixed price cash tender offer for any and all of the Company’s outstanding 5.750% Senior Notes due 2009 and any and all of the Company’s outstanding 4.875% senior notes due 2010. As a result, $61,407,000 and $119,421,000 in aggregate principal amount of the 5.750% senior notes due 2009 and 4.875% senior notes due 2010, respectively, were validly tendered and the Company accepted, purchased and subsequently cancelled the notes. After giving effect to the purchase of the tendered notes, an aggregate principal amount of $30,579,000 of the 4.875% senior notes due in 2010, respectively, remain outstanding. The remaining principal balance of the 5.750% senior notes due in 2009 was paid in full during September 2009, as the note came due.

On April 1, 2009, the Company closed a fixed price cash tender offer for any and all of the Company’s outstanding 7.450% senior notes due 2011 and any and all of the Company’s outstanding 7.125% senior notes due 2013. As a result, $201,455,000 and $89,982,000 in aggregate principal amount of the 7.450% senior notes due 2011 and 7.125% senior notes due 2013, respectively, were validly tendered and the Company accepted, purchased and subsequently cancelled the notes. After giving effect to the purchase of the tendered notes, an aggregate principal amount of $48,545,000 and $40,018,000 of the 7.450% senior notes due 2011 and 7.125% senior notes due 2013, respectively, remain outstanding.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

September 30, 2009

The following is a summary of the debt tender and repurchase activity during the nine months ended September 30, 2009:

Debt Tender/Repurchase Summary

(Amounts in thousands)

Security	Cash Principal Outstanding 12/31/08	Bonds Retired	Cash Paid	Principal Amount Remaining	% of Par	Extinguishment Gain	Write off of Unamortized Discounts / Fees / Equity	Net Gain (Loss)
2011 7.45% Senior Notes	$250,000	$201,455	$201,455	$48,545	100.00%	$—	$(1,023)	$(1,023)
2013 7.125% Senior Notes	130,000	89,982	88,182	40,018	98.00%	1,800	(1,127)	673
2009 5.75% Senior Notes	150,000	61,407	61,407	88,593	100.00%	—	(294)	(294)
2010 4.875% Senior Notes	150,000	119,421	119,421	30,579	100.00%	—	(756)	(756)

Debt tender total	$680,000	$472,265	$470,465	$207,735	99.62%	$1,800	$(3,200)	$(1,400)

2012 4.125% Senior Notes	449,600	45,089	40,322	404,511	89.43%	4,767	(1,027)	3,740

Total	$1,129,600	$517,354	$510,787	$612,246	98.73%	$6,567	$(4,227)	$2,340

NOTE H – NEW ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the FASB Accounting Standards Codification (FASB ASC or the Codification) is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The adoption of the FASB ASC does not impact the Company’s financial statements, however the Company’s references to accounting literature within its notes to the condensed consolidated financial statements have been revised to conform to the Codification beginning with the quarter ending September 30, 2009.

In May 2009, the FASB required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The basis for the date through which the entity has evaluated subsequent events represents the date the financial statements were issued or were available to be issued. This statement is effective for the interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. The adoption of the new guidance on April 1, 2009 did not have an impact on the Company’s financial position and results of operations. The Company determined that the basis for the date through which the entity has evaluated subsequent events represents the date the financial statements were issued, November 4, 2009. Detail of subsequent events can be found in Note J to these unaudited consolidated financial statements.

In December 2007, the FASB issued new guidance with respect to noncontrolling interests in consolidated financial statements. The guidance requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, revises guidance on the treatment of net income and losses attributable to the noncontrolling interest, changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. Companies must also look at their classification and measurement of redeemable securities to determine if redeemable noncontrolling interests still require presentation in the mezzanine section of the statement of financial position.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

September 30, 2009

The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted the new guidance on January 1, 2009. The guidance requires that the Company restate prior period information to give retroactive effect to the adoption. The Company determined that certain noncontrolling minority interest should continue to be presented in the mezzanine section on the consolidated balance sheet and that the noncontrolling interests that have a conversion feature be marked to the redemption value at the reporting date. In addition, the Company determined that redeemable noncontrolling interest in income, which was previously reported before net income, should be presented below net income and above net income available to common shareholders. The impact of the new guidance was an increase of redeemable noncontrolling interests of $3,299,000 at September 30, 2009 and an increase in redeemable noncontrolling interests of $704,000 at December 31, 2008, to adjust the noncontrolling interest to its redemption value with an offsetting change in cumulative dividends in excess of accumulated net income.

In June 2008, the FASB issued new guidance to clarify that unvested share-based payment awards with a right to receive non-forfeitable dividends are considered participating securities, and to provide guidance on how to allocate earnings to these participating securities and compute earnings per share using the two-class method. The guidance is effective for the fiscal years beginning after December 15, 2008. This guidance was adopted by the Company on January 1, 2009, and required that the Company restate prior period information to give retroactive effect to the adoption. The impact of the adoption to net income per common share – basic totaled $0.00 and ($0.01) for the quarter and nine months ended September 30, 2008, respectively. The impact of the adoption of to net income per common share – diluted totaled $0.00, and $0.00 for the quarter and nine months ended September 30, 2008, respectively.

In May 2008, the FASB issued new guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The guidance requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance also requires the initial debt proceeds from the sale of a company’s convertible debt instrument to be allocated between the liability component and the equity component. The resulting debt discount will be amortized over the debt instrument’s expected life as additional interest expense. As a result of the aforementioned additional interest expense, net income will be lower. The additional interest expense recorded will result in an increased level of capitalized interest. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted the guidance on January 1, 2009, which requires that the Company restate prior period information to give retroactive effect to the adoption. The Company’s 4.125% convertible senior notes are within the scope of the guidance. The impact of this adoption is noted in the tables below; which also include the impact from the adoption of guidance for noncontrolling interests in consolidated financial statements and share based payment transactions that are participating securities referenced above.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

September 30, 2009

Following is a summary of the Consolidated Statements of Income as previously reported (amounts in thousands, except per share data):

As Previously Reported: (Amounts in thousands, except per share data)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Interest Expense	$21,278	$64,425
Net income	$41,559	$71,713
Allocation to participating securities – basic	N/A	N/A
Allocation to participating securities – diluted	N/A	N/A
Shares outstanding – basic	51,060	51,025
Shares outstanding – diluted	51,910	51,845
Net income per common share – basic	$0.81	$1.41
Net income per common share – diluted	$0.80	$1.38

Following is a summary of the restated Consolidated Statements of Income reflecting the required retroactive adoption of the updated guidance on accounting for convertible debt and inclusion of participating securities in the computation of earnings per share (amounts in thousands, except per share data). Treatment of noncontrolling interests in consolidated financial statements had no impact on net income available to common shareholders.

As Restated: (Amounts in thousands, except per share data)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Interest Expense	$22,841	$69,058
Net income	$39,995	$67,080
Allocation to participating securities – basic	(390)	(633)
Allocation to participating securities – diluted	(389)	(635)
Shares outstanding – basic	51,060	51,025
Shares outstanding – diluted	51,564	51,501
Net income per common share – basic	$0.78	$1.30
Net income per common share – diluted	$0.77	$1.29

In December 2007, the FASB issued new guidance on business combinations which requires the acquiring entity in a business combination to recognize the fair value of assets acquired and liabilities assumed in the transaction and recognize contingent consideration arrangements and pre-acquisition loss and gain contingencies at their acquisition-date fair value. The acquirer is required to capitalize in-process research and development assets acquired and expense, as incurred, acquisition related transaction costs. The guidance requires the acquirer to disclose to investors and other users of the financial statements all of the information they need to evaluate and understand the nature and financial effect of the business combination. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of the guidance on January 1, 2009 did not have a material impact on the Company’s financial position and results of operations.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

September 30, 2009

In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities. The guidance requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of the guidance on January 1, 2009 did not have a material impact on the Company’s financial position and results of operations.

In June 2009, the FASB amended guidance related to transfers of financial assets and extinguishment of liabilities to remove the concept of a qualifying special purpose entity, and clarifies and amends the derecognition criteria for determining whether a transfer of a financial asset or portion of a financial asset qualifies for sale accounting. Expanded disclosures regarding transferred assets and how they affect the reporting entity are now required. The new guidance is effective for the Company beginning January 1, 2010. The Company is currently evaluating the effects, if any, this may have on the Company’s financial statements.

In June 2009, the FASB changed the consolidation analysis for VIEs to require a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The guidance requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment. Additional disclosures for VIEs are required, including a description about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. The new guidance is effective for the Company beginning January 1, 2010. The Company is currently evaluating the effects, if any, this may have on the Company’s financial statements.

NOTE I – FAIR VALUE MEASUREMENT

In April 2009, the FASB extended disclosure requirements on the fair value of financial instruments to interim financial statements of publicly traded companies. The requirements are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The guidance does not require disclosures for the earlier periods presented for comparative purposes at initial adoption. The guidance requires comparative disclosures only for periods ending after the initial adoption.

The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash, other assets, accounts payable and accrued expenses, and lines of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of the Company’s mortgage loans, convertible debt and unsecured senior notes is approximately $1,650,000,000 at September 30, 2009.

The Company adopted the new provisions related to fair value measurements and disclosures effective January 1, 2008. Under these provisions, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

September 30, 2009

Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the consolidated statement of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by the FASB and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities carried at Level 1 fair value generally are G-7 government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life. Fair valued assets that are generally included in this category are stock warrants for which there are market-based implied volatilities, unregistered common stock and thinly traded common stock.

Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Generally, assets carried at fair value and included in this category include stock warrants for which market-based implied volatilities are not available.

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

NOTE J – SUBSEQUENT EVENTS

The Company has evaluated and disclosed subsequent events through November 4, 2009, the date of issuance of the financial statements.

Subsequent to the end of the quarter, 10,000 operating company units in BRE Property Investors LLC were exchanged for approximately $307,000 in cash.

On October 29, 2009, subsequent to the end of the third quarter the Company acquired a 6.62 acre parcel of land in Sunnyvale, California for a purchase price of approximately $14,500,000. The site represents approximately 338 units of future development.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Summary

We are a self-administered equity real estate investment trust, or “REIT,” focused on the acquisition, development and management of multifamily apartment communities in eight metropolitan markets of the Western United States. At September 30, 2009, our portfolio had real estate assets with a net book value of approximately $2.9 billion that included 73 wholly or majority-owned apartment communities, aggregating 21,245 units; thirteen multifamily communities owned in joint ventures, comprised of 4,080 apartment units; and five wholly or majority-owned apartment communities in various stages of construction and development, totaling 1,526 units. We earn revenue and generate cash primarily by collecting monthly rent from our apartment residents.

We currently have two communities with a total of 566 units under construction. The total estimated investment is $176,100,000, with an estimated balance to complete totaling $31,200,000. Expected delivery dates for these units range from the fourth quarter of 2009 through the third quarter 2010. The development communities are located in Northern California and the Seattle, Washington metro area. At September 30, 2009, we owned three parcels of land for future development located in Northern and Southern California.

Our year-over-year operating results reflect the performance of same-store and recently developed properties in the lease-up phase of development. We define same-store properties as stabilized apartment communities owned by us for at least five full quarters. Acquired communities and recently completed development properties are considered non same-store communities.

Results of Operations

Comparison of the Three Months Ended September 30, 2009 and 2008

Rental and ancillary income

Total rental and ancillary revenues were $86,484,000 for the three months ended September 30, 2009, compared to $87,947,000 for the same period in 2008. We define our non same-store communities as communities acquired, developed and stabilized after June 30, 2008. During the 15 months subsequent to June 30, 2008, we had 1,673 units in different phases of lease up. The decrease in total rental and ancillary revenues was driven by same-store communities. Same-store communities decreased revenue by approximately $4,651,000, or 6%, for the three months ended September 30, 2009, compared to the same period in 2008. The decrease was offset by an increase in rental and ancillary revenues from non same-store communities of approximately $3,188,000 or 71% for the three months ended September 30, 2009, compared to the same period in 2008. Monthly market rents in the same-store portfolio for the third quarter of 2009 decreased 6.9% to $1,434 per unit from $1,540 per unit in the third quarter of 2008.

A summary of the components of revenues for the quarters ended September 30, 2009 and 2008 follows (dollar amounts in thousands):

	Three months ended September 30, 2009		Three months ended September 30, 2008		% Change from 2008 to 2009
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Rental income	$83,189	96%	$84,388	96%	(1)%
Ancillary income	3,295	4%	3,559	4%	(7)%

Total revenues	$86,484	100%	$87,947	100%	(2)%

The total decrease in revenues of $1,463,000 for the three months ended September 30, 2009, as compared with the three months ended September 30 2008, was generated from a decrease in same-store revenue offset by a increase in non same-store revenue as follows (dollar amounts in thousands):

	2009 Change	% Change from 2008 to 2009
Same-store communities	$(4,651)	(6)%
Non same-store communities	3,188	71%

Total decrease in rental and ancillary revenues (excluding revenues from discontinued operations)	$(1,463)	(2)%

Real estate expenses

For the quarter ended September 30, 2009, real estate expenses totaled $28,034,000, as compared with $26,534,000 for the quarter ended September 30, 2008. The year-over-year increase in total real estate expenses is attributable to non same-store communities. Non same-store expenses increased approximately $1,538,000, or 98%, from the quarter ended September 30, 2008 which represents the increase in the year-over-year size of the portfolio from recently completed development properties.

A summary of the categories of real estate expenses for the three months ended September 30, 2009 and 2008 follows (dollar amounts in thousands):

	Three months ended September 30, 2009		Three months ended September 30, 2008		% Change from 2008 to 2009
	Expense	% of Total Revenues	Expense	% of Total Revenues
Same-store	$24,921		$24,959		(—)%
Non same-store	3,113		1,575		98%

Total real estate Expenses	$28,034	32%	$26,534	30%	6%

Interest expense

Interest expense was $20,998,000 (net of $3,389,000 of interest capitalized to the cost of apartment communities under development and construction) for the quarter ended September 30, 2009, a decrease of $1,843,000, or 8%, from the same period in 2008. Interest expense was $22,841,000 for the quarter ended September 30, 2008 (net of $5,872,000 of interest capitalized to the cost of apartment communities under development and construction). The year-over-year decrease is primarily due to lower average cost of borrowing on our floating rate debt.

General and administrative expenses

General and administrative expenses totaled $4,104,000 and $4,760,000 for the three months ended September 30, 2009 and 2008, respectively. The $656,000, or 14%, decrease in the current period is primarily due to reduction in compensation related costs and legal expenses.

Other income

Other income for the quarter ended September 30, 2009 totaled $760,000 and is comprised of approximately: $428,000 of management fee income and $195,000 of interest income. Other income for the three months ended September 30, 2008 totaled $607,000 and is comprised of approximately: $440,000 of management fee income and $140,000 of interest income.

Net gain from extinguishment of debt

During the quarter ended September 30, 2009, we repurchased $5,000,000 of our convertible senior unsecured notes with a fixed coupon rate of 4.125% for approximately $4,513,000 for a net gain on extinguishment of approximately $382,000. We had no debt extinguishments during the quarter ended September 30, 2008.

Discontinued operations

BRE classifies the results of operations for properties sold during the period or designated as held for sale at the end of the period and deemed a component of an entity to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposal of properties held for sale is reported as discontinued operations. At September 30, 2009, we had no operating apartment communities classified as held for sale.

In July 2009, we sold one operating community, Arbor Pointe, a 240-unit property located in Sacramento, California. The sales price totaled approximately $16,000,000 resulting in a net gain on sale of approximately $7,300,000.

For the quarter ended September 30, 2009, the net gain on sale and combined results of operations generated by the one operating apartment community sold during July 2009 were included in discontinued operations on the consolidated statements of income and totaled approximately $7,299,000. For the quarter ended September 30, 2008, the combined results of operations generated by the two properties sold during 2009, and the six properties sold during 2008 were included in the discontinued operations line on the consolidated statements of income and totaled approximately $28,209,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the second quarters of 2009 and 2008 represent the portion of dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. All our current outstanding series of preferred stock have a $25.00 per share liquidation share preference.

Net Income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the quarter ended September 30, 2009 was $16,584,000, or $0.31 per diluted share, as compared with $39,995,000, or $0.77 per diluted share, for the same period in 2008.

Comparison of the Nine Months Ended September 30, 2009 and 2008

Rental and ancillary income

Total rental and ancillary revenues were $259,123,000 for the nine months ended September 30, 2009, compared to $258,359,000 for the same period in 2008. Overall revenues were flat because the revenue increase from non same-store communities offset the decrease in revenues from same store communities. We define our non same-store communities as communities acquired, developed and stabilized after December 31, 2007. During the 21 months subsequent to December 31, 2007, we had 1,673 units in different phases of lease up. These non same-store communities increased revenue by approximately $9,038,000 or 82% for the nine months ended September 30, 2009, compared to the same period in 2008. During the nine months ended September 30, 2009, on a same store basis, rental and ancillary revenues decreased $8,274,000, or 3%, compared to the same period in 2008, primarily due to decreases in market rents. Monthly market rents in the same-store portfolio for the nine months ended September 30, 2009 decreased 4.2% to $1,452 per unit from $1,516 during the same period of 2008.

A summary of the components of revenues for the nine months ended September 30, 2009 and 2008 follows (dollar amounts in thousands):

	Nine months ended September 30, 2009		Nine months ended September 30, 2008		% Change from 2008 to 2009
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Rental income	$249,129	96%	$247,992	96%	0%
Ancillary income	9,994	4%	10,367	4%	(4)%

Total revenues	$259,123	100%	$258,359	100%	0%

The total increase in revenues of $764,000 for the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008 generated from non same-store communities was as follows (dollar amounts in thousands):

	2009 Change	% Change from 2008 to 2009
Same-store communities	$(8,274)	(3)%
Non Same-store communities	9,038	82%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$764	0%

Real estate expenses

For the nine months ended September 30, 2009, real estate expenses totaled $81,944,000 as compared with $77,239,000 for the nine months ended September 30, 2008. The year-over-year increase in total real estate expenses is attributable primarily to non same-store communities. Non same-store expenses increased $3,721,000 or 83% and same-store expenses increased $984,000, or 1%, as compared to the nine months ended September 30, 2008.

A summary of the categories of real estate expenses for the nine months ended September 30, 2009 and 2008 follows (dollar amounts in thousands):

	Nine months ended September 30, 2009		Nine months ended September 30, 2008		% Change from 2008 to 2009
	Expense	% of Total Revenues	Expense	% of Total Revenues
Same-store	$73,720		$72,736		1%
Non same-store	8,224		4,503		83%

Total real estate Expenses	$81,944	32%	$77,239	30%	6%

Interest expense

Interest expense was $61,441,000 (net of interest capitalized to the cost of apartment communities under development of $12,804,000) for the nine months ended September 30, 2009, a decrease of $7,617,000, or 11%, from the comparable period in 2008. Interest expense was $69,058,000 for the same period in 2008 (net of $17,421,000 of interest capitalized to the cost of apartment communities under construction). The year-over-year decrease is primarily due to lower average cost of borrowing on our floating rate debt and reduced overall debt levels.

General and administrative expenses

General and administrative expenses totaled $12,648,000 and $14,794,000 for the nine months ended September 30, 2009 and 2008, respectively. The $2,146,000, or 15%, decrease in the current period is primarily due to reduction in compensation related costs and legal expenses.

Other income

Other income for the nine months ended September 30, 2009 totaled $2,583,000 and is comprised of approximately: $1,280,000 of management fee income, $640,000 of insurance settlement proceeds, $400,000 of interest income, and $120,000 related to the sale of an excess land parcel. Other income for the nine months ended September 30, 2008 totaled $1,838,000 and is comprised of approximately: $1,300,000 of management fee income and $400,000 of interest income.

Net gain from extinguishment of debt

Net gain on extinguishment of debt totaled $2,340,000 and zero for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 we repurchased $45,089,000 of our convertible senior unsecured notes with a fixed coupon rate of 4.125% for approximately $40,322,000 for a net gain on extinguishment of approximately $3,740,000. We tendered for $472,265,000 of senior notes due in the years 2009 to 2013 for approximately $470,465,000 for a net loss from extinguishment of approximately $1,400,000 due to the write off of unamortized discounts and fees related to the tender transaction.

Discontinued operations

BRE classifies the results of operations for properties sold during the period or designated as held for sale at the end of the period and deemed a component of an entity to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposal of properties held for sale is reported as discontinued operations.

During the nine months ended September 30, 2009, we reclassified three operating communities located in: Seattle (2) and the Inland Empire (1), totaling 891 units, from Real estate held for sale to Investments in rental properties. The asset values currently reflect the carrying amounts on the dates they were classified as held for sale, adjusted for depreciation expense that would have been recognized had the communities continuously been classified as Investments in rental properties. At September 30, 2009 we had no operating apartment communities classified as held for sale.

In July 2009, we sold one operating community, Arbor Pointe, a 240-unit property located in Sacramento, California. The sales price totaled approximately $16,000,000 resulting in a net gain on sale of approximately $7,300,000.

In June 2009, we sold one operating community, Overlook at Blue Ravine, a 512-unit property located in Folsom, California. The sales price totaled approximately $51,000,000 resulting in a net gain on sales of approximately $14,300,000.

In January 2009, we sold an excess parcel of land in Santa Clara, California, classified as held for sale at December 31, 2008, for gross sales proceeds totaling $17,100,000, approximately equal to the carrying value.

For the nine months ended September 30, 2009, the net gain on sales and combined results of operations generated by the two operating apartment communities sold during 2009 were included in discontinued operations on the consolidated statements of income and totaled $23,870,000. For the nine months ended September 30, 2008, the net gain on sales and combined results of operations generated by the two properties sold during 2009 and the six properties sold during 2008 were included in the discontinued operations line on the consolidated statements of income and totaled $35,498,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the first nine months of 2009 and 2008 represent the dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

Net Income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the nine months ended September 30, 2009 was $57,801,000, or $1.10 per diluted share, as compared with $67,080,000, or $1.29 per diluted share, for the comparable period in 2008.

Liquidity and Capital Resources

During the past two years, a confluence of many factors have contributed to diminish expectations for the U.S. economy and increase market volatility for publicly traded securities, including the common shares of publicly owned companies. These factors include the availability and cost of credit, limited liquidity in the U.S. home mortgage market, declining real estate fundamentals and market valuations, declining business and consumer confidence, and increased unemployment. These conditions have combined to create an unprecedented level of market volatility which has influenced the price of our shares.

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

On July 30, 2009, Our Board of Directors approved a reduction on quarterly common dividends to $0.3750 from $0.5625 per share for the third and fourth quarters of 2009. The quarterly common dividend payment of $0.3750 is equivalent to $1.5000 per common share on an annualized basis.

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. However, permanent financing may not be available on favorable terms, or at all. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. For the nine months ended September 30, 2009, cash flows generated from operating activities were in excess of distributions to common shareholders, preferred shareholders and noncontrolling interest members by approximately $4,000,000. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured credit facility provides adequate liquidity to address temporary cash shortfalls. We expect that annual cash flows from operations will exceed annual distributions to equity holders, which is consistent with prior years. Annual cash flows from operating activities exceeded annual distributions to common shareholders, preferred shareholders and noncontrolling interest members by approximately $37,000,000 and $30,000,000 for the years ended December 31, 2008 and 2007, respectively.

We had a total of $857,171,000 carrying amount in unsecured senior notes at September 30, 2009, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
May 2010	30,579,000	4.875%
January 2011	48,545,000	7.450%
February 2012(1)	388,029,000	6.005%
February 2013	40,018,000	7.125%
March 2014	50,000,000	4.700%
March 2017	300,000,000	5.500%

Total / Weighted Average Interest Rate	$857,171,000	5.850%

(1)

The notes are putable by holders on February 21, 2012, August 15, 2013, August 15, 2016, and August 15, 2021. This principal amount is the $404,511,000 of our 4.125% convertible unsecured debt with a final contractual maturity of August 15, 2026. The notes are callable by us on or after February 21, 2012. The interest rate and note balance have been adjusted in accordance with the FASB guidance on convertible debt instruments.

In addition, at September 30, 2009, we had mortgage indebtedness with a total principal amount outstanding of $752,778,000, at an effective interest rate of 5.70%, and remaining terms ranging from one year to eleven years.

As of September 30, 2009, we had total outstanding debt balances of approximately $1,858,000,000 and total outstanding consolidated shareholders’ equity and redeemable noncontrolling interest of approximately $1,059,000,000 representing a debt to total book capitalization ratio of 64%.

On August 3, 2009, the second $310,000,000 tranche of a $620,000,000 secured credit facility with Deutsche Bank Berkshire Mortgage, Inc. was drawn. The facility consists of two $310,000,000 tranches; the first was drawn in full upon closing April 7, 2009. The first tranche has a fixed rate term of 10 years. The second tranche has a maturity date of September 1, 2020, with a fixed rate term for the first 10 years and a variable rate for the remaining one-year period. Together, the effective composite annual cost of debt is 5.6% inclusive of rate hedging transactions. Fifteen multifamily properties totaling 4,651 units with a net carrying value of $607,500,000 secured the credit facility at the time of closing.

On May 14, 2009, we entered into an equity distribution agreement under which we may offer and sell shares of our common stock having an aggregate offering price of up to $125,000,000 over time through our sales agent. During the three months ended September 30, 2009, 1,500,000 shares were issued for approximately $42,000,000 with an average price of $28.00 under our distribution plan. For the nine months ended September 30, 2009, 3,017,808 shares were issued for gross proceeds totaling approximately $79,600,000 with an average share price of $26.39. As of November 4, 2009 we have approximately $45,400,000 available to be issued under the distribution plan.

On April 15, 2009, we closed a fixed price cash tender offer for any and all of our outstanding 5.750% senior notes due 2009 and any and all of our outstanding 4.875% senior notes due 2010. As a result, $61,407,000 and $119,421,000 in aggregate principal amount of the 5.750% senior notes due 2009 and 4.875% senior notes due 2010, respectively, were validly tendered and we accepted, purchased and subsequently cancelled the notes. After giving effect to the purchase of the tendered notes, an aggregate principal amount of $30,579,000 of the 4.875% senior notes due in 2010, respectively, remain outstanding. The remaining principal balance of the 5.750% senior notes due in 2009 was paid in full during September 2009, as the note came due.

On April 1, 2009, we closed a fixed price cash tender offer for any and all of our outstanding 7.450% senior notes due 2011 and any and all of our outstanding 7.125% senior notes due 2013. As a result, $201,455,000 and $89,982,000 in aggregate principal amount of the 7.450% senior notes due 2011 and 7.125% senior notes due 2013, respectively, were validly tendered and we accepted, purchased and subsequently cancelled the notes. After giving effect to the purchase of the tendered notes, an aggregate principal amount of $48,545,000 and $40,018,000 of the 7.450% senior notes due 2011 and 7.125% senior notes due 2013, respectively, remain outstanding.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, total debt to capital, and cash on hand among others. We were in compliance with all such financial covenants during the three months ended September 30, 2009 and 2008.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2009, such as scheduled debt repayments, construction funding and property acquisitions. At September 30, 2009, we had an estimated cost of approximately $31,200,000 to complete existing construction in progress, with funding estimated from 2009 through 2010. Scheduled debt repayments through December 31, 2009 as of the date of this filing totaled approximately $622,000.

During the third quarter of 2007, we filed a new shelf registration statement with the Securities and Exchange Commission under which we may issue securities, including debt securities, common stock and preferred stock. Depending upon market conditions, we may issue securities under this or under future registration statements.

On April 26, 2007, our Board of Directors authorized us to purchase an aggregate of up to $100,000,000 in shares of our common stock. As of November 4, 2009, we have not purchased any shares under this authorization.

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

Construction in progress and land under development

The following table provides data on our multifamily properties that are currently under various stages of development and construction. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot provide assurance that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed units shown in the table below. In addition to the properties below, we have predevelopment and deposits on land under contract for potential projects totaling approximately $29,000,000 recorded in Other assets on the Consolidated Balance Sheet.

(Dollar amounts in millions)

Property Name	Location	Number of Units	Costs Incurred As of September 30, 2009[1]	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date[2]
Construction in Progress
Belcarra Apartments	Bellevue, WA	296	$81.7	$86.4	$4.7	1Q/2010
Villa Granada	Santa Clara, CA	270	63.2	89.7	26.5	3Q/2010

Total Construction in Progress		566	$144.9	$176.1	$31.2

Property Name	Location	Number of Units	Costs Incurred As of September 30, 2009	Estimated Total Cost[4]	Estimated Construction Start
Land Under Development[3]
Wilshire La Brea	Los Angeles, CA	470	$93.8	TBR	TBD
Pleasanton	Pleasanton, CA	240	14.2	TBR	TBD
Stadium Park II	Anaheim, CA	250	23.9	TBR	TBD

Total Land Under Development		960	$131.9	$455.0

(1)	Reflects all recorded costs incurred as of September 30, 2009, recorded on our Consolidated Balance Sheets as “Direct investments in real estate” – Construction in progress.
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

(4)	Reflects the aggregate cost estimates at year-end 2008, specific property cost estimates to be reported (TBR) once entitlement approvals are received and we are prepared to begin construction.

Dividends Paid to Common and Preferred Shareholders and Distributions to Noncontrolling Interest Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. On July 30, 2009, our Board of Directors approved a reduction on quarterly common dividends to $0.3750 from $0.5625 per share. Our dividend per share amounts for the quarters ended September 30, 2009 and 2008 were $0.3750 and $0.5625 per share, respectively. The dividend per share for the nine months ended September 30, 2009 and 2008 were $1.5000 and $1.6875, respectively. Total dividends paid to common shareholders for the nine months ended September 30, 2009 and 2008 were $79,790,000 and $86,935,000, respectively. In addition, we paid $8,859,000 in aggregate on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock during the nine months ended September 30, 2009 and 2008, respectively.

Total distributions to redeemable noncontrolling interests were $1,172,000 and $1,424,000 for the nine months ended September 30, 2009 and 2008, respectively. Total distributions to other noncontrolling interests of our consolidated subsidiaries were $319,000 and $317,000 for the nine months ended September 30, 2009 and 2008, respectively.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2008.

ITEM 4	Controls and Procedures.

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

As of September 30, 2009, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of September 30, 2009, there were no pending legal proceedings to which we are a party, or of which any of our properties is the subject, which management anticipates would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2009, there were no limited partnership units in BRE Property Investors LLC exchanged for shares of BRE common stock.

On April 26, 2007, our Board of Directors authorized up to $100,000,000 in aggregate value of shares of our common stock that we may repurchase. The timing of repurchase activity is dependent upon the market price of our shares of common stock and other market conditions and factors. No shares were repurchased during the three months ended September 30, 2009.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[2]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Traded Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1, 2009 through July 31, 2009	—	—	—	—
August 1, 2009 through August 31, 2009	—	—	—	—
September 1, 2009 through September 30, 2009	—	—	—	—
Total	—	—	—	—

[1]	During the three months ended September 30, 2009, we withheld an aggregate of zero shares of restricted stock to pay taxes due upon vesting of such restricted stock.
[2]	Average price paid per share owned and forfeited by employees to satisfy tax withholding requirements in the vesting of restricted shares is calculated based on the share price on the day of vesting.

ITEM 3.	Defaults Upon Senior Securities.

None

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits.

3.1	Articles of Amendment of BRE Properties, Inc., incorporated by reference to Annex A to the Definitive Proxy Statement filed by the Registrant with the Commission on April 5, 2005.

10.1	$310,000,000 Fixed Facility Note (Fixed + 1 Maturity), dated as of August 3, 2009 (previously filed on August 5, 2009 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.2	Employment Agreement, dated as of August 7, 2009, between the registrant and John A. Schissel (previously filed on August 13, 2009 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC. (Registrant)

Date: November 4, 2009	/s/ JOHN A. SCHISSEL
John A. Schissel
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits.

3.1	Articles of Amendment of BRE Properties, Inc., incorporated by reference to Annex A to the Definitive Proxy Statement filed by the Registrant with the Commission on April 5, 2005.

10.1	$310,000,000 Fixed Facility Note (Fixed + 1 Maturity), dated as of August 3, 2009 (previously filed on August 5, 2009 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.2	Employment Agreement, dated as of August 7, 2009, between the registrant and John A. Schissel (previously filed on August 13, 2009 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.