Form 10-K
period 2009-12-31
BRE PROPERTIES INC /MD/
filed 2010-02-12
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-14306

BRE PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	94-1722214
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

525 Market Street, 4th Floor San Francisco, California	94105-2712
(Address of Principal Executive Offices)	(Zip Code)

(415) 445-6530

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
6.75% Series C Preferred Stock	New York Stock Exchange
6.75% Series D Preferred Stock	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒Yes    ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes    ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes    ☒ No

At June 30, 2009, the aggregate market value of the registrant’s shares of Common Stock, par value $.01 per share, held by non-affiliates of the registrant was approximately $1,255,000,000. At January 31, 2010, 55,186,417 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders of BRE Properties, Inc. to be filed within 120 days of December 31, 2009 are incorporated by reference in Part III of this report.

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

References in this Annual Report on Form 10-K to “BRE,” “Company,” “we” or “us” refer to BRE Properties, Inc., a Maryland corporation.

Corporate Profile

We are a self-administered equity real estate investment trust, or REIT, focused on the development, acquisition and management of multifamily apartment communities in six targeted metropolitan markets of the Western United States. At December 31, 2009, our multifamily portfolio had real estate assets with a net book value of approximately $2.9 billion, which included: 73 wholly or majority owned stabilized multifamily communities, aggregating 21,245 units in California, Washington and Arizona; thirteen stabilized multifamily communities owned through joint ventures comprised of 4,080 apartment units; and six apartment communities in various stages of construction and development. We have been a publicly traded company since our founding in 1970 and have paid 157 consecutive quarterly dividends to our shareholders since inception.

Our business touches one of the most personal aspects of our customers’ lives—the place they call home. We believe this creates not just a responsibility, but an opportunity to set ourselves apart by seeing things from our residents’ point of view and putting them first in all we do. The power of this viewpoint is that what is good for our resident is good for our Company. As we build relationships with the people and communities we serve, we set ourselves apart in the marketplace and create long-term, income-producing investments for our shareholders. Our principal operating objective is to maximize the economic returns of our apartment communities so as to provide our shareholders with the greatest possible total return and value. To achieve this objective, we pursue the following primary strategies and goals:

•

Communicate a clear, results-oriented strategic direction based on the five-year plan developed by Management and reviewed and approved by the Board of Directors, which is the driver behind all key decisions;

•

Manage our business to yield a compelling combination of income and growth by achieving and maintaining high occupancy levels, dynamic pricing, and operating margin expansion through operating efficiencies and cost controls, and deploying new and recycled capital to supply-constrained markets of the Western United States;

•	Maintain balance sheet strength and maximize financial flexibility to provide continued access to attractively priced capital for strategic growth opportunities;

•	Respond openly and honestly to all investors by disclosing financial results comprehensively and efficiently, and making our business transparent to investors through our public disclosure; and

•	Create a valuable customer experience that focuses on services from our residents’ point of view and generates increased profitability from resident retention and referrals.

We believe we can best achieve our objectives by developing, acquiring and internally managing high-quality apartment communities in high-demand, supply-constrained locations in the most attractive places to live in the Western United States, particularly coastal California. Our communities are generally near the business, transportation, employment and recreation centers essential to customers who value the convenience, service and flexibility of rental living. Recognizing that customers have many housing choices, we focus on developing and acquiring apartment homes with customer-defined amenities and providing professional management services delivered by well-trained associates. We have concentrated our investment and business focus in California and other markets in the Western United States because of certain market characteristics that we find attractive, including the propensity to rent, and the scarcity of undeveloped land. From time to time, we dispose of assets that do not meet our long-term investment criteria, recycling the capital derived from property sales into apartment communities in supply-constrained locations that offer higher long-term return opportunities.

Events During 2009

During 2009, we sold two communities totaling 752 units: Overlook at Blue Ravine, with 512 units located in Folsom, California; and Arbor Pointe, a 240 unit property located in Sacramento, California. The two properties were sold for an aggregate sales price of approximately $67,000,000, resulting in a net gain on sales of approximately $21,574,000. In addition to the two communities, we sold an excess parcel of land in Santa Clara, California, classified as held for sale at December 31, 2008, for gross sales proceeds totaling $17,100,000, approximately equal to the carrying value.

During 2009, we completed construction of three development communities: Taylor 28, with 197 units in Seattle, Washington, 5600 Wilshire, with 284 units in Los Angeles, California and Park Viridian with 320 units in Anaheim, California. The aggregate investment in the three communities totals $282,934,000.

As of December 31, 2009, we owned two sites that were under construction. The aggregate investment in these two sites is expected to total approximately $176,100,000. We had an estimated cost of $16,400,000 to complete existing construction in progress, which will be completed during 2010.

As of December 31, 2009, we owned four parcels of land that are in the process of entitlement and predevelopment.

On July 30, 2009, our Board of Directors approved a reduction in quarterly common dividends to $0.3750 from $0.5625 per share for the third quarter of 2009. The quarterly common dividend payment of $0.3750 is equivalent to $1.5000 per common share on an annualized basis.

On May 14, 2009, we entered into an equity distribution agreement under which we may offer and sell shares of our common stock having an aggregate offering price of up to $125,000,000 over time through our sales agent. During 2009, 3,801,185 shares were issued for gross proceeds of approximately $104,600,000 with an average share price of $27.52. As of February 12, 2010 we have approximately $20,400,000 available to be issued under this distribution plan. Proceeds were used for general corporate purposes, which include reducing borrowings under our unsecured credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding securities, and funding for development activities.

On April 7, 2009, the Company closed a $620,000,000 secured credit facility with Deutsche Bank Berkshire Mortgage, Inc. The facility consists of two $310,000,000 tranches. The first tranche has a fixed rate term of 10 years and has a maturity date of May 1, 2019. The second tranche has a maturity date of September 1, 2020, with a fixed rate term for the first 10 years and a variable rate for the remaining one-year period. Together, the effective composite annual cost of debt is 5.6% inclusive of rate hedging transactions. Fifteen multifamily properties totaling 4,651 units with a net carrying value of $607,500,000 secured the credit facility at the time of closing. Proceeds from this facility were used to refinance near term debt maturities, debt tenders and debt repurchases noted below.

On April 15, 2009, we closed a fixed price cash tender offer for any and all of our outstanding 5.750% senior notes due 2009 and any and all of our outstanding 4.875% senior notes due 2010. As a result, $61,407,000 and $119,421,000 in aggregate principal amount of the 5.750% senior notes due 2009 and 4.875% senior notes due 2010, respectively, were validly tendered and we accepted, purchased and subsequently cancelled the notes. After giving effect to the purchase of the tendered notes, an aggregate principal amount of $30,579,000 of the 4.875% senior notes due in 2010, remain outstanding. The remaining principal balance of the 5.750% senior notes due in 2009 was paid in full during September 2009, as the note came due.

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

During the course of 2009, we repurchased through open market transactions $78,266,000 of our 4.125% convertible senior unsecured notes for an aggregate price of 92.98% of par, or approximately $72,776,000.

During the course of 2009, we recognized a net gain on the early extinguishment of debt totaling $1,470,000 in connection with the repurchase and tender activity.

During the fourth quarter of 2009, we incurred a charge of approximately $12,900,000 for previously capitalized costs primarily related to development rights for three land sites under option agreements that will not proceed to development. Additionally, in the fourth quarter of 2009, we incurred cash severance charges totaling approximately $600,000.

Events During 2008

During 2008, we sold six communities totaling 1,484 units: Blue Rock Village, with 560 units located in Vallejo, California; The Park at Dash Point, with 280 units located in Seattle, Washington; Pinnacle at Blue Ravine with 260 units, located in Sacramento, California; Canterbury Downs, with 173 units located in Sacramento, California; Rocklin Gold with 121 units located in Sacramento, California; and Quail Chase with 90 units located in Sacramento, California. The six communities were sold for an aggregate sales price of approximately $163,215,000, resulting in a net gain on sale of approximately $65,984,000.

During 2008, we completed construction of three development communities: Avenue 64, with 224 units in Emeryville, California; The Stuart at Sierra Madre with 188 units in Pasadena, California and Renaissance at Uptown Orange with 460 units in Orange, California. The aggregate investment in the three communities totals $249,076,000.

As of December 31, 2008, we owned five sites that were under construction. The aggregate investment in these five sites is expected to total approximately $456,600,000. We had an estimated cost of $105,900,000 to complete existing construction in progress, with completion dates estimated from 2009 through 2010.

As of December 31, 2008, we owned three parcels of land that are going through the pre entitlement process with anticipated construction start dates in 2010.

On December 24, 2008, we repurchased through open market transactions $10,400,000 of our $460,000,000 4.125% convertible senior unsecured notes, resulting in a $2,364,000 net gain on extinguishment of debt.

In the fourth quarter of 2008, we recognized in other income $4,400,000 in proceeds from a legal settlement related to Pinnacle Galleria and a forfeited escrow deposit totaling $1,007,000 from a potential buyer of an asset held for sale that failed to close.

In the fourth quarter of 2008, we recorded a $5,119,000 abandonment charge included in other expenses, related to three sites under option agreements or letters of intent. The abandonment charge is associated with the deceleration of our development program due to current and expected deterioration of economic conditions and credit availability.

Subsequent to the year end, we notified 33 employees that their positions had been eliminated. As a result, during the fourth quarter of 2008, we incurred cash severance charges totaling approximately $1,500,000, of which $600,000 was recorded as an expense, and $900,000 was capitalized as development cost. The reduction in force involved management and staff- level associates primarily in the development area, reducing the overall level of employees by 4%, and development personnel by 36%.

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

During 2007, we purchased a 15% equity interest in three newly formed joint ventures for approximately $19,500,000. The joint venture partner contributed approximately $110,535,000 for an 85% interest in the joint ventures. These joint ventures own properties having a total of 976 units and are located in Colorado, with a total value of $130,035,000.

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

On September 18, 2007, we amended and restated our credit agreement with a group of 18 lenders, increasing the size of the revolving credit facility from $600,000,000 to $750,000,000 and extending the maturity date from January 18, 2010 to September 18, 2012. The new amended and restated facility has a five-year term. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, we pay a 0.15% annual facility fee on the capacity of the facility. Borrowings under our revolving unsecured line of credit totaled $288,000,000 at December 31, 2009, compared to $245,000,000 at December 31, 2008. Borrowings under the credit facility are used to fund acquisition and development activities as well as for general corporate purposes. We typically reduce our outstanding balance on the revolving unsecured line of credit with available cash balances.

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

Structure, Tax Status and Investment Policy

We are organized to operate so as to qualify as a real estate investment trust, or REIT, under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under the terms of the Internal Revenue Code, we generally will not be subject to Federal income tax to the extent we distribute 100% of our REIT taxable income to our shareholders. REITs are subject to a number of complex organizational and operational requirements. If we fail to qualify as a REIT, our taxable income will be subject to income tax at regular corporate rates. See “Risk Factors—Tax Risks.”

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

Employees

As of December 31, 2009, we had 737 employees. No employee is covered by collective bargaining agreements.

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

Additionally, see Part II, Item 8 and Part IV, Item 15 of this report for our consolidated financial statements.

Executive Officers

The following persons were executive officers of BRE as of February 12, 2010:

Name	Age at February 12, 2010	Position(s)
Constance B. Moore	54	President, Chief Executive Officer and Director
Edward F. Lange, Jr.	50	Executive Vice President, Chief Operating Officer and Director
Stephen C. Dominiak	45	Executive Vice President, Chief Investment Officer
Kerry Fanwick	54	Executive Vice President, General Counsel
John A. Schissel	43	Executive Vice President, Chief Financial Officer

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

Mr. Lange has served as Executive Vice President since July 2000 and as Chief Operating Officer since January 2007. In addition to Chief Operating Officer, Mr. Lange held the position of Chief Financial Officer from July 2000 through October 2009. Prior to joining BRE, he served as Executive Vice President and Chief Financial Officer at Health Care REIT, Inc., an Ohio-based senior housing real estate investment trust, from 1996 to June 2000. Prior to joining Health Care REIT, Inc. Mr. Lange was a Senior Vice President of Finance and a member of the executive management team of the Mediplex Group, Inc. and affiliated companies from 1992 to 1996. Mr. Lange holds a Master of Business Administration Degree from the University of Connecticut and a Bachelor’s Degree in Urban Planning from the University of Massachusetts.

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

Mr. Fanwick, has served as Executive Vice President, General Counsel since July 2008. Prior to serving as the Company’s Executive Vice President, General Counsel, he served as Senior Vice President, General Counsel from February 2007 through July 2008. Mr. Fanwick was a co-founding partner of Miller & Fanwick, LLP, a law firm specializing in business and financial strategies, where he served as partner from May 1998 to December 2006. Previously, he served as general counsel for First Nationwide Bank from 1990 to 1998; an attorney at the law firm of Wilson, Sonsini, Goodrich & Rosati from 1981 to 1985; and in-house counsel and a member of senior management for various financial services and real estate companies. Mr. Fanwick received his Juris Doctor Degree from Stanford Law School .

Mr. Schissel has served as Executive Vice President, Chief Financial Officer since October, 2009. Prior to joining BRE, he served as Executive Vice President, Chief Financial Officer and Board Member of Carr Properties (and predecessor entities), a Washington D.C. based commercial office REIT, from 2004 to 2009. Prior to joining Carr Properties, Mr. Schissel worked at Wachovia Securities (and predecessor institutions), from 1991 to 2004, serving as Senior Vice President in the REIT Corporate Banking Group, and later as Director in the firm’s Real Estate Corporate Finance Group. Mr. Schissel holds a Bachelor’s degree in Business Administration and Finance from Georgetown University.

There is no family relationship among any of our executive Officers or Directors.

Item 1A. RISK FACTORS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Risks Due to Current Economic Conditions

If the economic downturn continues in the long-term, our business, results of operations, cash flows and financial condition could be adversely affected.

During the past twenty-four months, a confluence of many factors have contributed to diminished expectations for the U.S. economy and increased market volatility for publicly traded securities, including the price of our shares. These factors include decreased availability of credit, increased cost of credit, limited liquidity in the U.S. home mortgage market, deteriorating real estate fundamentals and market valuations, declining business and consumer confidence, and increased unemployment. These trends affect our revenues from our apartment communities and could have a negative impact on our profitability and liquidity. As a result, we may need to find alternative ways to increase liquidity. Such alternatives may include, without limitation:

•	divesting properties, whether or not they otherwise meet our long-term strategic objectives;

•	issuing and selling debt and equity securities in public or private transactions under less than optimal conditions;

•	entering into leases with our tenants at lower rental rates or less than optimal terms;

•	entering into lease renewals with our existing tenants without an increase in rental rates at turnover; and /or

•	reducing the levels of dividends to common shareholders to the minimum level necessary to maintain our corporate REIT status under the Internal Revenue Code.

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

Other factors may further adversely affect revenues from and values of our properties. These factors include the general economic climate, local conditions in the areas in which properties are located such as an oversupply of apartment units or a reduction in the demand for apartment units, the attractiveness of the properties to residents, competition from other multifamily communities and our ability to provide adequate facilities maintenance, services and amenities. Our revenues would also be adversely affected if residents were unable to pay rent or we were unable to rent apartments on favorable terms. If we were unable to promptly relet or renew the leases for a significant number of apartment units, or if the rental rates upon renewal or reletting were significantly lower than expected rates, then our funds from operations and our ability to make expected distributions to our shareholders and pay amounts due on our debt could be adversely affected. There is also a risk that, as leases on the properties expire, residents will vacate or enter into new leases on terms that are less favorable to us. Operating costs, including real estate taxes, insurance and maintenance costs, and mortgage payments, if any, do not, in general, decline when circumstances cause a reduction in income from a property. We could sustain a loss as a result of foreclosure on the property, if a property is mortgaged to secure payment of indebtedness and we were unable to meet our mortgage payments. In addition, applicable laws, including tax laws, interest rate levels and the availability of financing also affect revenues from properties and real estate values.

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

In the normal course of business, we typically evaluate potential acquisitions, enter into non-binding letters of intent, and may, at any time, enter into contracts to acquire and may acquire additional properties. However, we cannot assure you that we will have the financial resources to make suitable acquisitions or that properties satisfying our investment policies will be available for acquisition. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property might prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical; financing not being available on favorable terms or at all; rehabilitation and lease-up not being completed on schedule; and, in the event we invest in new markets, a lack of extensive knowledge of the market or the local economy. In addition, there are general real estate investment risks associated with any new real estate investment, including environmental risks. Although we undertake an evaluation of the physical condition of each new property before it is acquired, certain defects or necessary repairs may not be detected until after the property is acquired. This could significantly increase our total acquisition costs, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Illiquidity of real estate and reinvestment risk may reduce economic returns to investors.

Real estate investments are relatively illiquid and, therefore, tend to limit our ability to adjust our portfolio in response to changes in economic or other conditions. Additionally, the Internal Revenue Code places certain limits on the number of properties a REIT may sell without adverse tax consequences. To effect our current operating strategy, we have in the past raised, and will seek to continue to raise additional funds, both through outside financing and through the orderly disposition of assets that no longer meet our investment criteria. However, we cannot assure you that we will be able to dispose of these assets, particularly during periods of decline in the real estate market, and the inability to make these dispositions may prevent us from executing our operating strategy and could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt. Depending upon interest rates, current development and acquisition opportunities and other factors, generally we will reinvest the proceeds from any property dispositions in additional multifamily properties, although such funds may be employed in other uses. We cannot assure you that the proceeds realized from the disposition of assets which no longer meet our investment criteria can be reinvested to produce economic returns comparable to those being realized from the properties disposed of, or that we will be able to acquire properties meeting our investment criteria. If we are unable to reinvest proceeds from the disposition of properties or if properties acquired with any such proceeds produce a lower rate of return than the properties disposed of, our results of operations and our ability to make distributions to our shareholders and pay amounts due on our debt could be adversely affected. In addition, a delay in reinvestment of any such proceeds could also have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

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

Our portfolio is primarily located in the San Francisco Bay Area, Los Angeles, Orange County, Inland Empire, San Diego, and Seattle. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other properties and alternative forms of housing. In that regard, these areas are currently experiencing economic recessions, increased levels of unemployment, and depressed conditions in the local real estate and rental markets. To the extent general economic or social conditions in any of these areas further deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to our shareholders and pay amounts due on our debt could be materially adversely affected.

Our insurance coverage is limited and may not cover all losses to our properties.

We carry comprehensive liability, fire, mold, extended coverage and rental loss insurance with respect to our properties with certain policy specifications, limits and deductibles. While as of December 31, 2009, we carried flood and earthquake insurance for our properties with an aggregate annual limit of $90,000,000, subject to substantial deductibles, we cannot assure you that this coverage will be available on acceptable terms or at an acceptable cost, or at all, in the future, or if obtained, that the limits of those policies will cover the full cost of repair or replacement of covered properties. In addition, there may be certain extraordinary losses (such as those resulting from civil unrest or terrorist acts) that are not generally insured (or fully insured against) or underinsured losses (such as those resulting from claims in connection with the occurrence of mold, asbestos, and lead) because they are either uninsurable or not economically insurable. Should an uninsured or underinsured loss occur to a property, we could be required to use our own funds for restoration or lose all or part of our investment in, and anticipated revenues from, the property and would continue to be obligated on any mortgage indebtedness on the property. Any such loss could have a material effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt. In addition, a failure of any of our insurers to comply with their obligations to us could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt

Adverse changes in laws may affect our liability relating to our properties and our operations.

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

The operations of BRE Property Investors LLC are limited.

Six of our properties are held by BRE Property Investors LLC, which is referred to in this Annual Report on Form 10-K as the operating company. We are the sole managing member of the operating company and, as of December 31, 2009, held approximately a 94% equity interest in it. Third parties as non-managing members hold the remaining equity interests in the operating company.

Under the terms of the limited liability company agreement governing the operations of the operating company, the operating company is required to maintain certain debt service coverage, debt-to-asset and other financial ratios intended to protect the members’ rights to receive distributions. The requirement to maintain financial ratios and the restrictions on the actions of the operating company and us as managing member could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

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

Risks Due to Real Estate Financing

We anticipate that future developments and acquisitions will be financed, in whole or in part, under various construction loans, lines of credit, and other forms of secured or unsecured financing or through the issuance of additional debt or equity by us. The credit markets have experienced unprecedented volatility over the past twenty-four months impacting our access to and cost of financing. We expect periodically to review our financing options regarding the appropriate mix of debt and equity financing. Equity, rather than debt, financing of future developments or acquisitions could have a dilutive effect on the interests of our existing shareholders. Similarly, there are certain risks involved with financing future developments and acquisitions with debt, including those described below. In addition, if new developments are financed through construction loans, there is a risk that, upon completion of construction, permanent financing for such properties may not be available or may be available only on disadvantageous terms or that the cash flow from new properties will be insufficient to cover debt service. If a newly developed or acquired property is unsuccessful, our losses may exceed our investment in the property. Any of the foregoing could have a negative impact on operations and our ability to make distributions to our shareholders and pay amounts due on our debt.

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

At December 31, 2009, we had outstanding borrowings of approximately $1.9 billion. Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, and total debt to capital, among others. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

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

Potential Liability under Environmental Laws

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances in, on, around or under such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of, or failure to remediate properly, hazardous or toxic substances may adversely effect the owner’s or operator’s ability to sell or rent the affected property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous or toxic substances at a disposal or treatment facility, whether or not the facility is owned or operated by the person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. Federal and state laws also regulate the operation and subsequent removal of certain underground storage tanks. In connection with the current or former ownership (direct or indirect), operation, management, development or control of real properties, we may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines, and claims for injuries to persons and property.

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

Risks Associated with U.S. Federal Income Tax Liabilities

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are partially payable in cash and partially payable in our stock. Under recent IRS guidance, up to 90% of any such taxable dividend with respect to calendar years 2008 through 2011, and in some cases declared as late as December 31, 2012, could be payable in our stock if certain conditions are met. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, such sales may put downward pressure on the trading price of our stock.

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

Multifamily Property Data

Our multifamily properties represent 99% of our real estate portfolio and 99% of our total revenue.

Multifamily Properties	2009	2008	2007	2006	2005
Percentage of total portfolio at cost, as of December 31	99%	99%	99%	99%	99%
Percentage of total revenues, for the year ended December 31	99%	99%	99%	99%	99%

No single multifamily property accounted for more than 10% of total revenues in any of the five years ended December 31, 2009.

This table summarizes information about our 2009 operating multifamily properties:

Market	Number of Communities	Units	Percentage of Revenue(1)	Percentage of NOI(1)	Occupancy(2)	Market Rent(3)
San Diego	13	3,958	20%	21%	97%	$1,516
San Francisco Bay Area	10	3,152	18%	19%	95%	$1,791
Orange County	10	3,325	16%	16%	95%	$1,587
Inland Empire	12	3,553	14%	14%	95%	$1,217
Seattle	13	3,408	14%	14%	92%	$1,256
Los Angeles	12	2,547	13%	13%	96%	$1,778
Sacramento	1	400	2%	1%	96%	$1,184
Phoenix	2	902	3%	2%	92%	$894

Total/Weighted Average	73	21,245	100%	100%	95%	$1,475

The following table discloses certain operating data about our consolidated multifamily units:

	December 31,
	2009	2008	2007	2006	2005
Total number of units	21,245	21,196	21,808	22,680	23,954
Portfolio occupancy(4)	95%	94%	94%	94%	94%
Average monthly rent per unit	$1,475	$1,528	$1,424	$1,363	$1,191
Total number of properties	73	72	77	81	85

(1)

Represents the aggregate revenue and net operating income (NOI) from properties in each market divided by the total revenue and net operating income of multifamily properties for the year ended December 31, 2009. Excludes revenue and NOI from properties sold in 2009 and income from unconsolidated joint ventures.

(2)	Represents average physical occupancy for all stabilized properties for the twelve months ended December 31, 2009. The total is a weighted average by units for all communities shown.
(3)	Represents average prevailing gross market rent per unit for the twelve months ended December 31, 2009. The total is a weighted average by units for all communities shown.
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

	December 31,
	2009	2008	2007	2006	2005
Number of same-store units	19,572	19,053	19,233	19,104	18,286
Same-store units % of total units	92%	90%	89%	84%	76%
Same-store revenue (decrease)/increase	(3.9%)	3.4%	5.0%	6.2%	4.2%
Same-store expense increase	1.9%	4.0%	1.5%	7.0%	2.1%
Same-store NOI (decrease)/increase	(6.4%)	3.2%	6.5%	5.9%	5.2%

Our business focus is the ownership, development and operation of multifamily communities; we evaluate performance and allocate resources primarily based on the net operating income (“NOI”) of an individual multifamily community. We define NOI as the excess of all revenue generated by the community (primarily rental revenue) less direct real estate expenses. Accordingly, NOI does not take into account community-specific costs such as depreciation, capitalized expenditures and interest expense. NOI, including NOI from discontinued operations, totaled approximately $243,000,000, $268,000,000, and $255,000,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

A reconciliation of net income available to common shareholders to NOI for the three years ended December 31 is as follows:

	Years ended December 31
	2009	2008(1)	2007(1)
	(amounts in thousands)
Net income available to common shareholders	$50,642	$122,760	$103,607
Interest expense, including discontinued operations	82,734	92,067	88,336
Provision for depreciation, including discontinued operations	88,419	81,459	79,949
Redeemable noncontrolling interests in income	1,885	2,291	2,279
Net gain on sales of discontinued operations	(21,574)	(65,984)	(55,957)
General and administrative expense	17,390	20,578	18,241
Dividends attributable to preferred stock	11,813	11,813	16,122
Other expenses	13,522	5,719	—
Net gain on extinguishment of debt	(1,470)	(2,364)	—
Redemption related preferred stock issuance cost	—	—	2,768

Net operating income	$243,361	$268,339	$255,345

(1)	Restated to reflect the adoption of new accounting guidance requiring retroactive application (Note 2).

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

Development Properties

The following table provides data on our six multifamily properties that were under various stages of development and construction at December 31, 2009. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot assure that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed units shown in the table below. In addition to the properties below, we have made predevelopment investments and deposits on land under contract for potential projects totaling approximately $14,128,000.

(Dollar amounts in millions) Property Name	Location	Proposed Number of Units	Costs Incurred to Date— December 31, 2009(1)	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date(2)
Construction in Progress
Belcarra Apartments	Bellevue, WA	296	$86.1	$86.4	$0.3	1Q/2010
Villa Granada	Santa Clara, CA	270	73.6	89.7	16.1	3Q/2010

Total Construction in Progress		566	$159.7	$176.1	$16.4

Property Name	Location	Proposed Number of Units	Costs Incurred to Date— December 31, 2009	Estimated Total Cost(5)
Land Owned(3)
Wilshire La Brea(4)	Los Angeles, CA	470	$97.1	TBR
Pleasanton	Pleasanton, CA	240	14.8	TBR
Stadium Park II	Anaheim, CA	250	24.5	TBR
Lawrence Station	Sunnyvale, CA	338	19.1	TBR

Total Land Owned		1,298	$155.5	$580.4

(1)

Reflects all recorded costs incurred as of December 31, 2009, recorded on our consolidated balance sheets as “direct investments in real estate-construction in progress. “ Included in this amount is $58.3 million of costs for the 203 completed units on Belcarra which are reflected on our consolidated balance sheet as “direct investments in real estate-investments in rental properties.”

(2)

“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.

(3)

Land owned represents projects in various stages of entitlement, pre-development, development, and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our consolidated balance sheet.

(4)

Project’s estimated cost reflects the construction of 470 units and 40,000 square feet of retail. The estimated unit count and costs reflect the current underlying entitlements associated with the site.

(5)	Reflects the aggregate cost estimates; specific property cost estimates to be reported (TBR) once entitlement approvals are received and the company is prepared to begin construction.

Insurance, Property Taxes and Income Tax Basis

We carry comprehensive liability, fire, pollution, extended coverage and rental loss insurance on our properties with certain policy specifications, limits and deductibles. In addition, at December 31, 2009, we carried flood and earthquake coverage with an annual aggregate limit of $90,000,000 (after policy deductibles ranging from 2%-5% of damages). Management believes the properties are adequately covered by such insurance.

Property taxes on portfolio properties are assessed on asset values based on the valuation method and tax rate used by the respective jurisdictions. The gross carrying value of our direct investments in operating rental properties was $3,180,633,000 as of December 31, 2009. On the same date our assets had an underlying federal income tax basis of approximately $3,078,963,000, reflecting, among other factors, the carryover of basis on tax-deferred exchanges.

Headquarters

We lease our corporate headquarters at 525 Market Street, 4th Floor, San Francisco, California, 94105-2712, from Knickerbocker Properties, Inc., a Delaware corporation. The lease covers 28,339 rentable square feet at annual per square foot rents, which were $24.00 as of December 31, 2009. The lease term ends on February 1, 2016. We also maintain regional offices in: Seattle, Washington; Emeryville, Irvine and San Diego, California; Phoenix, Arizona; and Denver, Colorado.

Item 3.	LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the ordinary course of business. As of December 31, 2009, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, which management anticipates would have a material adverse effect upon our consolidated financial condition and results of operations. See Note 16 to the consolidated financial statements for further detail or recent legal proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “BRE”. As of January 29, 2010, there were approximately 3,388 recordholders of BRE’s common stock and the last reported sales price on the NYSE was $32.07. The number of holders does not include shares held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder. As of January 30, 2010, there were approximately 17,280 beneficial holders of BRE’s common stock.

This table shows the high and low sales prices of our common stock reported on the NYSE Composite Tape and the dividends we paid for each common share:

	Years ended December 31,
	2009			2008
	Stock Price		Dividends Paid	Stock Price		Dividends Paid
	High	Low		High	Low
First Quarter	$28.70	$17.04	$0.5625	$48.84	$34.01	$0.5625
Second Quarter	$26.81	$18.92	$0.5625	$51.87	$42.59	$0.5625
Third Quarter	$32.77	$20.01	$0.3750	$52.50	$40.13	$0.5625
Fourth Quarter	$35.21	$26.77	$0.3750	$49.19	$18.06	$0.5625

Since 1970, when BRE was founded, we have made regular and uninterrupted quarterly distributions to shareholders. The payment of distributions by BRE is at the discretion of the Board of Directors and depends on numerous factors, including our cash flow, financial condition and capital requirements, REIT provisions of the Internal Revenue Code and other factors.

Operating company units in BRE Property Investors LLC exchanged for shares of BRE common stock or cash totaled 10,674 and 63,600 for the years ended December 31, 2009 and 2008, respectively.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 for all of our equity compensation plans, including our Amended and Restated 1992 Employee Stock Plan, our 1999 Stock Incentive Plan and our Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Plan Category
Equity compensation plans approved by security holders	1,388,978	$32.85	1,092,998
Equity compensation plans not approved by security holders	—	—	—
Total	1,388,978	$32.85	1,092,998

COMPARATIVE STOCK PERFORMANCE

The line graph below compares the cumulative total shareholder return on BRE Common Stock for the last five years with the cumulative total return on the S&P 500 Index and the Morgan Stanley REIT Index over the same period. This comparison assumes that the value of the investment in the Common Stock and in each index was $100 on December 31, 2004 and that all dividends were reinvested (1).

BRE Properties, Inc.

Index	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
BRE Properties, Inc.	100.00	118.37	175.42	113.80	83.12	105.92
S&P 500	100.00	112.13	152.41	126.78	78.64	101.14
MSCI US REIT (RMS)	100.00	104.91	121.48	128.16	80.74	102.11

(1)	Common Stock performance data is provided by SNL Securities and is calculated using the ex-dividend date.
(2)	Indicates appreciation of $100 invested on December 31, 2004 in BRE Common Stock, S&P 500, and Morgan Stanley REIT Index securities, assuming reinvestment of dividends discussed above.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

During the year ended December 31, 2009, an aggregate 10,674 limited partnership units in BRE Property Investors LLC were exchanged for cash equaling the value shares of BRE common stock with a one to one exchange ratio.

Issuer Purchases of Equity Securities

	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Traded Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 though March 31, 2009	5,053	25.37	—	—
April 1, 2009 though June 30, 2009	731,673	55.26	—	—
July 1, 2009 though September 30, 2009	89,526	55.85	—	—
October 1, 2009 though December 31, 2009	594,038	55.85	—	—
Total	1,420,290	55.44	—	—

(1)

Includes an aggregate of 18,928 shares withheld to pay taxes and 1,401,361 shares of common stock, which represents the maximum number of shares of common stock that could be issuable upon conversion of the $78,266,000 4.125% convertible senior notes that were purchased during 2009 at a maximum conversion rate of 17.9051 common shares per $1,000 principal amount of notes.

(2)	Average price paid per share owned and forfeited by shareholder.

Item 6.	SELECTED FINANCIAL DATA

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

	2009	2008(1)	2007(1)	2006(1)	2005(1)
	(Amounts in thousands, except per share data)
Operating Results
Rental and ancillary revenues	$344,604	$345,285	$321,771	$295,457	$265,277
Revenues from discontinued operations	4,242	23,813	32,870	41,157	56,028
Income from unconsolidated entities and other income	5,788	10,445	7,920	27,972	7,960

Total revenues	$354,634	$379,543	$362,561	$364,586	$329,265

Net income available to common shareholders	$50,642	$122,760	$103,607	$100,350	$63,075
Plus:
Net gain on sales of discontinued operations	(21,574)	(65,984)	(55,957)	(38,302)	(26,897)
Depreciation from continuing operations	88,260	79,107	74,184	67,973	64,364
Depreciation from discontinued operations	159	2,352	5,765	6,861	9,912
Depreciation related to unconsolidated entities	1,841	1,715	1,285	844	836
Redeemable noncontrolling interest in income	1,461	1,868	1,857	1,976	2,040

Funds from operations (FFO)(2)	$120,789	$141,818	$130,741	$139,702	$113,330

Other expenses(3)	$13,522	$5,719	$—	$1,138	$2,670
Redemption related preferred stock issuance cost(4)	$—	$—	$2,768	$—	$—
Net cash flows generated by operating activities	$130,683	$167,010	$157,896	$171,641	$125,428
Net cash flows used in investing activities	$(80,537)	$(47,820)	$(216,391)	$(97,077)	$(144,214)
Net cash flows (used in) generated by financing activities	$(52,214)	$(118,418)	$55,365	$(83,025)	$37,329
Dividends paid to common and preferred shareholders and distributions to noncontrolling interests	$114,379	$130,129	$128,092	$125,994	$123,041
Weighted average shares outstanding—basic	52,760	51,050	50,735	50,925	50,930
Dilutive effect of stock based awards	1	390	790	1,045	860

Weighted average shares outstanding—diluted (EPS)	52,761	51,440	51,525	51,970	51,790
Plus—Operating Company Units(5)	780	830	870	975	1,020

Weighted average shares outstanding—diluted (FFO)	53,541	52,270	52,395	52,945	52,810
Operating company units outstanding at end of period	771	780	845	959	1,020
Net income per share—basic	$0.95	$2.38	$2.03	$1.96	$1.23
Net income per share—assuming dilution	$0.95	$2.36	$2.00	$1.92	$1.21
Dividends paid to common shareholders	$1.88	$2.25	$2.15	$2.05	$2.00
Balance sheet information and other data
Real estate portfolio, net of depreciation	$2,915,565	$2,911,295	$2,884,206	$2,752,913	$2,639,395
Total assets	$2,980,008	$2,992,744	$2,954,166	$2,823,023	$2,704,390
Total debt	$1,867,075	$1,902,401	$1,887,862	$1,631,132	$1,560,574
Redeemable noncontrolling interests	$33,605	$29,972	$42,357	$136,948	$80,468
Shareholders’ equity	$1,022,919	$969,204	$943,542	$977,750	$1,007,349

(1)	Restated to reflect the adoption of new accounting guidance requiring retroactive application (Note 2 to our audited financial statements).

(2)

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

(3)

Other expenses for 2009 total $13,522,000, which represent a $12,900,000 abandonment charge related to three sites under option agreements or letters of intent and a $600,000 severance charge. Other expenses for 2008 total $5,719,000, which represent a $5,119,000 abandonment charge related to three sites under option agreements or letters of intent and a $600,000 severance charge. Other expenses for 2006 total $1,138,000, which represent $576,000 of prepayment charges associated with the early retirement of $150,000,000 of senior unsecured notes scheduled to mature March 2007 and the remaining $562,000 related to litigation and consulting costs incurred in connection with the construction defect litigation related to our Red Hawk Ranch Community, located in Fremont, California and various subcontractors. Other expenses for 2005 represent Red Hawk Ranch litigation and consulting costs.

(4)	Represents preferred stock issuance costs related to the redemption of our 8.08% Series B Cumulative Redeemable Preferred Stock during the quarter ended September 30, 2007.

(5)	Under earnings per share guidance, common share equivalents deemed to be anti-dilutive are excluded from the diluted per share calculations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a self-administered equity real estate investment trust or REIT focused on the development, acquisition and management of apartment communities in six metropolitan markets of the Western United States. At December 31, 2009, our portfolio had real estate assets with a net book value of approximately $2.9 billion that included 73 wholly or majority owned completed apartment communities, aggregating 21,245 units; thirteen multifamily communities owned in joint ventures, comprised of 4,080 apartment units; and six apartment communities in various stages of construction and development. We earn revenue and generate operating cash flow primarily by collecting monthly rent from our apartment residents.

Our annual results reflect the impact of a severe economic recession that extended into 2009 and affected both the operating and capital markets in which we conduct our business. In recognition of the weakened economic environment, we focused our enterprise priorities on employing a defensive operating posture, scaling back our development activities, enhancing liquidity and preserving capital.

During 2009, approximately 4.8 million jobs were removed from the national economy. In our operating markets – California, Washington and Arizona – year-over-year job losses totaled 420,000 jobs. At the end of 2009, unemployment in California totaled 12.4%.

Consistent with management’s belief that high levels of unemployment, declining single – family home values and other deflationary pressures will pressure operating results into the second half of 2010, we introduced in early 2009 a tactical plan that sought to increase occupancy levels and minimize the effect of a decline in future rental rates. We believe this strategy supported our ability to end 2009 with an average occupancy level in excess of 95% at our same store properties.

Carrying forward actions taken in the fourth quarter of 2008 in which we decelerated our development program, we did not start any new developments in 2009. We do not anticipate commencing any new projects until the second half of 2010, at the earliest, and any potential projects will be evaluated based on our assessment of economic and capital market conditions at that time.

During 2009, we also took measures to strengthen our financial condition and preserve capital. Through a combination of secured financing, common equity issuance and property dispositions, we raised over $800 million in capital. The proceeds from these activities were used to refinance near-term debt maturities and reduce our overall level of leverage. Effective with the quarterly distribution for the third quarter, we reduced our quarterly common dividends to $0.3750 from $0.5625 per share, or the equivalent of $1.50 per common share on an annualized basis.

To better understand our overall results, our 73 wholly or majority owned apartment communities can be characterized as follows:

•	19,572 units in 67 communities were completed and stabilized for all of 2009 and 2008 (“same-store” communities);

•	1,673 units in six development communities were experiencing lease up and stabilization during 2009 and 2008 and as a result did not have comparable year-over-year operating results.

In addition to year-over-year economic operating performance, our results of operations for the three years ended December 31, 2009 were affected by income derived from acquisitions and completions of apartment communities, offset by the cost of capital associated with financing these transactions. Our book capitalization grew to $2.9 billion at December 31, 2009 from $2.8 billion at December 31, 2006, reflecting capital raised through offerings of debt.

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2009, 2008 and 2007

Revenues

Total revenues were $354,634,000 in 2009, $379,543,000 in 2008 and $362,561,000 in 2007, including revenues from discontinued operations. A summary of revenues for the years ended December 31, 2009, 2008 and 2007 follows:

	2009 Total	% of Total Revenues	2008 Total	% of Total Revenues	2007 Total	% of Total Revenues
Rental income	$331,709,000	94%	$331,704,000	87%	$308,571,000	85%
Ancillary income	12,895,000	4%	13,581,000	4%	13,200,000	4%
Revenues from discontinued operations	4,242,000	1%	23,813,000	6%	32,870,000	9%
Unconsolidated income	2,329,000	—%	2,560,000	1%	2,133,000	1%
Other income	3,459,000	1%	7,885,000	2%	5,787,000	1%

Total revenue	$354,634,000	100%	$379,543,000	100%	$362,561,000	100%

Rental and Ancillary Income

A portion of the change in rental and ancillary revenues relates to changes in the makeup of our portfolio. The following table summarizes our multifamily property development completed and dispositions:

	Year Ended December 31,
	2009	2008	2007
Total cost of development properties completed	$282,934,000	$249,076,000	—

# of units completed	801	872	—

Net proceeds from property dispositions	$65,669,000	$163,215,000	$99,147,000

# of units sold	752	1,484	873

The property acquisitions and development properties completed, as noted above, are considered “Non same-store communities” and increased rental and ancillary revenues by $12,321,000 and $12,980,000 for the years ended December 31, 2009 and 2008, respectively. In 2009, on a “same-store” basis, rental and ancillary revenues decreased $13,002,000, or 3.9%, primarily due to negative market rent trends. Average monthly market rents in the “same-store” portfolio decreased to $1,434 per unit from $1,517, or 5.5%, per unit in 2009. In 2008, on a “same-store” basis, rental and ancillary revenues increased $10,534,000 or 3.4%.

	2009 (Decrease)/Increase	2008 Increase
Same-store Communities	$(13,002,000)	$10,534,000
Non Same-store Communities	12,321,000	12,980,000

Total increase in rental and ancillary revenues from continuing operations	$(681,000)	$23,514,000

	2009	2008	2007
Number of wholly or majority owned operating properties at December 31,	73	72	77
Average portfolio occupancy rates for operating properties	95%	94%	94%

Portfolio occupancy is calculated by dividing the total occupied units by the total units in stabilized communities in the portfolio.

Other income

Other income totaled $3,459,000, $7,885,000 and $5,787,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The primary components of other income in 2009 includes: 1) $1,700,000 in management fees, 2) $650,000 in interest income, and 3) $640,000 related to litigation and insurance settlements. The 2008 total includes: 1) $4,400,000 in litigation settlement proceeds related to Pinnacle Galleria, 2) $1,726,000 in management fees, 3) $1,007,000 from a forfeited escrow deposit on an asset held for sale that failed to close and 4) $580,000 in interest income. The 2007 total includes: 1) $1,900,000 in litigation settlement proceeds related to Pinnacle Galleria, 2) $1,400,000 in management fees and 3) interest income of $1,900,000.

Net gain from extinguishment of debt

Net gain on extinguishment of debt totaled $1,470,000, $2,364,000 and zero for the years ended December 31, 2009, 2008 and 2007, respectively. The primary drivers of the gain were debt tenders and open market debt repurchases described below.

On April 15, 2009, we closed a fixed price cash tender offer for any and all of our outstanding 5.750% senior notes due 2009 and any and all of our outstanding 4.875% senior notes due 2010. As a result, $61,407,000 and $119,421,000 in aggregate principal amount of the 5.750% senior notes due 2009 and 4.875% senior notes due 2010, respectively, were validly tendered and we accepted, purchased and subsequently cancelled the notes. After giving effect to the purchase of the tendered notes, an aggregate principal amount of $30,579,000 of the 4.875% senior notes due in 2010, remain outstanding. The remaining principal balance of the 5.750% senior notes due in 2009 was paid in full during September 2009, as the note came due.

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

During 2009, we repurchased through open market transactions $78,266,000 of our 4.125% convertible senior unsecured notes for an aggregate price of 92.99% of par, or approximately $72,776,000.

During 2008 we repurchased through open market transactions $10,400,000 of our 4.125% convertible senior unsecured notes for an aggregate price of 74.88% of par, or approximately $8,000,000.

Income from unconsolidated entities

Income from unconsolidated entities totaled $2,329,000, $2,560,000 and $2,133,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The totals for each year include our share of income from thirteen joint ventures we formed, with eight in Denver, four Phoenix, and one in California.

Expenses

Real estate expenses

The summary of real estate expenses, excluding discontinued operations is as follows:

	Year ended December 31,
	2009	2008	2007
Real estate expenses	$109,486,000	$102,405,000	$95,367,000
Real estate expenses as a percent of rental and ancillary income from continuing operations	32%	30%	30%
“Same-store” expense % increase	1.9%	4.0%	1.5%

Real estate expenses for multifamily rental properties (which include repairs and maintenance, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) increased $7,081,000, or 6.9%, for the year ended December 31, 2009, as compared to the prior year. The primary driver of overall expense increase was non same store properties that were recently delivered. Same-store expenses increased $1,831,000, or 1.9%, $3,580,000, or 4.0%, and $1,327,000, or 1.5%, in 2009, 2008 and 2007, respectively. Real estate expenses shown in the table above exclude real estate expense from discontinued operations which totaled $1,787,000, $8,799,000 and $11,849,000 for 2009, 2008 and 2007, respectively.

Provision for depreciation

The provision for depreciation totaled $88,260,000, an increase of $9,153,000, or 11.6%, for the year ended December 31, 2009 compared to 2008, and increased $4,923,000, or 6.6%, for the year ended December 31, 2008 compared to 2007. The increases in 2009 and 2008 resulted from higher depreciable bases on development properties completed.

Interest expense

During the past year, our interest expense decreased due to debt tender and repurchase activity, along with lower average debt balances to support our acquisition and development activities. On April 7, 2009, we closed a $620,000,000 secured credit facility with Deutsche Bank Berkshire Mortgage, Inc. The facility consists of two $310,000,000 tranches. The first tranche has a fixed rate term of 10 years and has a maturity date of May 1, 2019. The second tranche has a maturity date of September 1, 2020, with a fixed rate term for the first 10 years and a variable rate for the remaining one-year period. Together, the effective composite annual cost of debt is 5.6% inclusive of rate hedging transactions. Fifteen multifamily properties totaling 4,651 units with a net carrying value of $607,500,000 secured the credit facility at the time of closing. On March 13, 2007 we completed an offering of $300,000,000 of 10-year senior unsecured notes with a fixed coupon of 5.50%. Capitalized interest is tied to average development balances and the weighted average cost of debt. Average development balances outstanding totaled $307,559,000, $403,469,000 and, $425,761,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Weighted average cost of debt was 5.2%, 5.9% and 6.2% for the years ended December 31, 2009, 2008 and 2007, respectively. The summary of interest expense is as follows:

	Year ended December 31,
	2009	2008(1)	2007(1)
Interest on unsecured senior notes	$40,681,000	$66,785,000	$65,126,000
Interest on convertible debt	24,986,000	26,885,000	26,491,000
Interest on mortgage loans payable	28,163,000	9,755,000	10,394,000
Interest on lines of credit	5,234,000	11,731,000	11,611,000

Total interest incurred	$99,064,000	$115,156,000	$113,622,000
Capitalized interest	(16,330,000)	(23,124,000)	(26,029,000)

Total interest expense	$82,734,000	$92,032,000	$87,593,000

(1)	Restated to reflect the adoption of new accounting guidance requiring retroactive application (Note 2 to our audited financial statements).

Year-end debt balances at December 31, 2009, 2008 and 2007 were as follows:

	2009	2008(1)	2007(1)
Unsecured senior notes	$469,142,000	$1,080,000,000	$1,080,000,000
Convertible debt	357,776,000	425,905,000	428,780,000
Mortgage loans payable	752,157,000	151,496,000	174,082,000
Lines of credit	288,000,000	245,000,000	205,000,000

Total debt	$1,867,075,000	$1,902,401,000	$1,887,862,000

Weighted average interest rate for all debt at end of period	5.2%	5.9%	6.2%

(1)	Restated to reflect the adoption of new accounting guidance requiring retroactive application (Note 2 to our audited financial statements).

General and administrative expenses

General and administrative expenses for the three years ended December 31, were as follows:

	2009	2008	2007
General and administrative expenses	$17,390,000	$20,578,000	$18,241,000
Annual (decrease)/increase as a percentage	(15.5)%	12.8%	2.0%
As a percentage of rental and ancillary revenues (including revenues from discontinued operations)	5.0%	5.6%	5.1%

The 16% expense decrease in 2009 is due to the elimination of $1,500,000 in legal fees primarily related to Pinnacle Galleria litigation incurred during 2008 and approximately a $1,300,000 decrease in compensation and benefits during the current year.

Stock based compensation expense included in general and administrative expense totaled $2,596,000, $3,530,000 and $3,868,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Office rent totaling $1,405,000, $1,164,000 and $1,032,000 for the years ended December 31, 2009, 2008 and 2007, respectively, is included in general and administrative expense.

Other expenses

Other expenses totaled $13,522,000, $5,719,000 and zero for the years ended December 31, 2009, 2008 and 2007, respectively. Other expenses in 2009 represents a $12,900,000 abandonment charge related to three potential development sites under option agreements and a $600,000 severance charge. Other expenses in 2008 represents a $5,119,000 abandonment charge related to three potential development sites under option agreements or letters of intent and a $600,000 severance charge.

Redeemable noncontrolling interest in income

Redeemable noncontrolling interest in income represent the earnings attributable to the minority members of our consolidated subsidiaries and totaled $1,885,000, $2,291,000, and $2,279,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Redeemable noncontrolling interests in income, primarily decreased in 2009 as a result of the reduction of the quarterly common divided from $0.5625 to $0.375 during the third quarter of 2009. Conversions of operating company units to common shares or cash totaled 10,674, 63,600, and 113,737 for the years ended December 31, 2009, 2008 and 2007, respectively.

Discontinued operations

FASB guidance requires the results of operations for properties sold during the period or designated as held for sale at the end of the period to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposal of properties held for sale is reported as discontinued operations.

During 2009, we sold two communities totaling 752 units: Overlook at Blue Ravine, with 512 units located in Folsom, California; and Arbor Pointe, a 240 unit community located in Sacramento, California. The two communities were sold for an aggregate sales price of approximately $67,000,000, resulting in a net gain on sales of approximately $21,574,000. In addition to the two communities, we sold an excess parcel of land in Santa Clara, California, classified as held for sale at December 31, 2008, for gross sales proceeds totaling $17,100,000, approximately equal to the carrying value.

During 2008, we sold six communities totaling 1,484 units: Blue Rock Village, with 560 units located in Vallejo, California; The Park at Dash Point, with 280 units located in Seattle, Washington; Pinnacle at Blue Ravine with 260 units, located in Sacramento, California; Canterbury Downs, with 173 units located in Sacramento, California; Rocklin Gold with 121 units located in Sacramento, California; and Quail Chase with 90 units located in Sacramento, California. The six communities were sold for an aggregate sales price of approximately $163,215,000, resulting in a net gain on sale of approximately $65,984,000.

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

The net gain on sale and the combined results of operations for these 12 properties for each year presented are included in discontinued operations on the consolidated statements of income. These amounts totaled $23,870,000, $78,611,000 and $70,470,000 for the year ended December 31, 2009, 2008 and 2007, respectively. There were no operating properties held for sale at December 31, 2009.

Dividends attributable to preferred stock

Dividends for the years ended December 31, 2009, and 2008 attributable to preferred stock represent the dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. Dividends for the year ended December 31, 2007 attributable to preferred stock also include dividends on our 8.08% Series B preferred stock outstanding at those dates. Dividends for the Series B preferred stock for 2007 reflect the dividends earned from January 1, 2007 to the September 14, 2007 redemption date. Dividend payments totaled $11,813,000, $11,813,000 and $16,122,000 for the years 2009, 2008 and 2007, respectively. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the year ended December 31, 2009 was $50,642,000, or $0.95 per diluted share, as compared with $122,760,000, or $2.36 per diluted share, for the year ended December 31, 2008 and $103,607,000, or $2.00 per diluted share for the year ended December 31, 2007.

Liquidity and Capital Resources

During the past twenty-four months, a confluence of many factors have contributed to diminished expectations for the U.S. economy and increased market volatility for publicly traded securities, including the price of our shares. These factors include decreased availability of credit, increased cost of credit, limited liquidity in the U.S. home mortgage market, deteriorating real estate fundamentals and market valuations, declining business and consumer confidence, and increased unemployment. These trends affect our revenue from our apartment communities and could have a negative impact on our profitability and liquidity.

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

In the event that we do not have sufficient cash available to us from our operations to continue operating our business as usual, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation; (a) divesting ourselves of properties at less than optimal terms; (b) issuing and selling our debt and equity in public or private transactions under less than optimal conditions; (c) entering into leases with new tenants at lower rental rates or less than optimal terms; (d) entering into lease renewals with our existing tenants without an increase in rental rates at turnover; or (e) reducing the level of dividends to common shareholders to the minimum level necessary to maintain our corporate REIT status under the Internal Revenue Code. Taking such measures to increase liquidity may have a materially adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt

On July 30, 2009, our Board of Directors approved a reduction on quarterly common dividends to $0.3750 from $0.5625 per share for the third quarter of 2009. The quarterly common dividend payment of $0.3750 is equivalent to $1.5000 per common share on an annualized basis.

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. Annual cash flows from operating activities exceed annual distributions to common shareholders, preferred shareholders and minority members by approximately $16,000,000, $37,000,000 and $30,000,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured credit facility provides adequate liquidity to address temporary cash shortfalls.

On April 7, 2009, we closed a $620,000,000 secured credit facility with Deutsche Bank Berkshire Mortgage, Inc. The facility consists of two $310,000,000 tranches. The first tranche has a fixed rate term of 10 years and has a maturity date of May 1, 2019. The second tranche has a maturity date of September 1, 2020, with a fixed rate term for the first 10 years and a variable rate for the remaining one-year period. Together, the effective composite annual cost of debt is 5.6% inclusive of rate hedging transactions. Fifteen multifamily properties totaling 4,651 units with a net carrying value of $607,500,000 secured the credit facility at the time of closing. Proceeds from this facility were used to refinance near term debt maturities, debt tenders and debt repurchases noted below.

On May 14, 2009, we entered into an equity distribution agreement under which we may offer and sell shares of our common stock having an aggregate offering price of up to $125,000,000 over time through our sales agent. During 2009, 3,801,185 shares were issued for approximately $104,600,000 with an average share price of $27.52. As of February 12, 2010 we have approximately $20,400,000 available to be issued under the distribution plan.

Tender Offers and Repurchase Activity

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

During 2009, we repurchased $78,266,000 of our 4.125% convertible senior unsecured notes for an aggregate price of 92.99% of par, or approximately $72,776,000.

Net gain on extinguishment of debt totaled $1,470,000 for the year ended December 31, 2009. The primary drivers of the gain are as follows:

2009 Debt Tender/Repurchase Summary

Security	Cash Principal Outstanding	Bonds Retired	Cash Paid	Principal Amount Remaining	% of Par	Extinguishment Gain	Write off of Unamortized Discounts / Fees / Equity	Net Gain (Loss)
	(Amounts in thousands)
2011 7.45% Senior Notes	$250,000	$201,455	$201,455	$48,545	100.00%	$—	$(1,023)	$(1,023)
2013 7.125% Senior Notes	130,000	89,982	88,182	40,018	98.00%	1,800	(1,127)	673
2009 5.75% Senior Notes	150,000	61,407	61,407	88,593	100.00%	—	(294)	(294)
2010 4.875% Senior Notes	150,000	119,421	119,421	30,579	100.00%	—	(756)	(756)

Debt tender total	$680,000	$472,265	$470,465	$207,735	99.62%	$1,800	$(3,200)	$(1,400)

4.125% Convertible Senior Notes	449,600	78,266	72,776	371,334	92.99%	5,490	(2,620)	2,870

Total Tender/Repurchase	$1,129,600	$550,531	$543,241	$579,069	98.68%	$7,290	$(5,820)	$1,470

On December 24, 2008, we repurchased $10,400,000 of our $460,000,000 convertible senior unsecured notes with a fixed coupon rate of 4.125% for an aggregate price of 74.88%, or approximately $8,000,000, resulting in a $2,364,000 net gain on extinguishment of debt.

Preferred Stock

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

Fixed Rate Unsecured Notes

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

Unsecured Line of Credit

The Company maintains its revolving credit facility with a capacity of $750,000,000. Based on the Company’s current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, the Company pays a 0.15% annual facility fee on the capacity of the facility. Borrowings under our revolving unsecured line of credit totaled $288,000,000 at December 31, 2009, compared to $245,000,000 at December 31, 2008. Borrowings under the credit facility are used to fund acquisition and development activities as well as for general corporate purposes. Balances on the revolving unsecured line of credit are typically reduced with available cash balances. The facility matures on September 18, 2012.

We had a total of $826,918,000 principal amount in unsecured senior notes outstanding at December 31, 2009, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
May 2010	$30,579,000	4.875%
January 2011	48,545,000	7.450%
February 2012(1)	357,776,000	6.005%
February 2013	40,018,000	7.125%
March 2014	50,000,000	4.700%
March 2017	300,000,000	5.500%

Total/Weighted Average Interest Rate	$826,918,000	5.840%

(1)

The notes are putable by holders on February 21, 2012, August 15, 2013, August 15, 2016, and August 15, 2021. This principal amount is the $371,300,000 of our 4.125% convertible unsecured debt with a final contractual maturity of August 15, 2026. The notes are callable by us on or after February 21, 2012. The interest rate and note balance have been adjusted in accordance with the FASB guidance on convertible debt instruments.

In addition, at December 31, 2009, we had mortgage loans and a secured credit facility with a total principal amount outstanding of $752,157,000, at an effective interest rate of 5.70%, and remaining terms ranging from one year to eleven years.

As of December 31, 2009, we had total outstanding debt balances of $1,867,075,000 and total outstanding shareholders’ equity and redeemable noncontrolling interests of $1,056,524,000, representing a debt to total book capitalization ratio of approximately 64%.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants throughout the year ended December 31, 2009.

We anticipate that we will continue to require outside sources of financing to meet all our long-term liquidity needs beyond 2009, including scheduled debt repayments, construction funding and property acquisitions. At December 31, 2009, we had an estimated cost of $16,400,000 to complete existing construction in progress, with funding estimated to be incurred in 2010.

Scheduled contractual obligations required for the next five years and thereafter are as follows:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(amounts in thousands)
Long-Term Debt Obligations	$1,867,075	$63,850	$763,094	$123,251	$916,880
Operating Lease Obligations	5,705	1,257	1,884	1,612	952

Total	$1,872,780	$65,107	$764,978	$124,863	$917,832

We manage joint venture investments that are accounted for under the equity method of accounting with total assets of approximately $480,980,000 as of December 31, 2009. These joint ventures carry debt totaling approximately $17,697,000, none of which is guaranteed by us at December 31, 2009.

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

On April 26, 2007, our Board of Directors authorized us to purchase an aggregate of up to $100,000,000 in shares of our common stock. As of February 12, 2010, we have not purchased any shares under this authorization.

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

The Company has joint venture co-investments in various properties that are unconsolidated and accounted for under the equity method of accounting. Management does not believe these investments have a materially different impact upon the Company’s liquidity, cash flows, capital resources, credit or market risk than its property management and ownership activities. These joint ventures are discussed in Note 4 of the Company’s Consolidated Financial Statements.

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

In accordance FASB guidance on accounting for the impairment or disposal of long-lived assets, our investments in real estate are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of estimated fair value is based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimated fair value is warranted. There were no assets for which an adjustment for impairment in value was made in 2009, 2008 or 2007.

In the normal course of business, we will receive offers for sale of our properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. We classify real estate as “held for sale” when all criteria under the FASB guidance has been met.

The guidance also requires that the results of operations of any communities that have been sold, or otherwise qualify as held for sale, be presented as discontinued operations in our consolidated financial statements in all periods presented. The community specific real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets once classified as held for sale.

Stock-Based Compensation

FASB guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The cost related to stock-based compensation included in the determination of consolidated net income includes all awards outstanding that vested during these periods.

Under the 1992 Stock Option Plan and the 1999 BRE stock Incentive Plan, as amended, and the Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan, we award service and performance based restricted stock. We measure the value of the restricted stock at fair value on the grant date, based on the number of units granted and the market value of our common stock on that date. Guidance requires compensation expense to be recognized with respect to the restricted stock if it is probable that the service or performance condition will be achieved. As a result, we amortize the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period. For service based restricted stock awards, we evaluate our forfeiture rate at the end of each reporting period based on the probability of the service condition being met. For performance based restricted stock awards, we evaluate our forfeiture rate at the end of each reporting period based on the specific performance targets for each award and the level of performance criteria expected to be achieved during the performance period.

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

Impact of Inflation

Approximately 99% of our total revenues for 2009 were derived from apartment properties. Due to the short-term nature of most apartment unit leases (typically one year or less), we may seek to adjust rents to mitigate the impact of inflation upon renewal of existing leases or commencement of new leases, although we cannot assure that we will be able to adjust rents in response to inflation. In addition, market rates may also fluctuate due to short-term leases and other permitted and non-permitted lease terminations.

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. The payment of distributions by BRE is at the discretion of the Board of Directors and depends on numerous factors, including our cash flow, financial condition and capital requirements, REIT provisions of the Internal Revenue Code and other factors. On July 30, 2009, our Board of Directors approved a reduction in quarterly common dividends to $0.3750 from $0.5625 per share for the third quarter of 2009. The quarterly common dividend payment of $0.3750 is equivalent to $1.5000 per common share on an annualized basis. Cash dividends per common share were $1.875 in 2009, $2.25 in 2008, and $2.15 in 2007. Total cash dividends paid to common shareholders for the three years ended December 31, 2009, 2008 and 2007 were $100,681,000, $116,025,000, and $109,811,000, respectively. In 2009, 2008 and 2007 $11,813,000, $11,813,000, and $16,122,000, respectively, in dividends were paid to preferred shareholders.

Distributions to noncontrolling interests were $1,885,000 in 2009, $2,291,000 in 2008, and $2,279,000 in 2007.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any direct foreign exchange or other significant market risk.

Our exposure to market risk for changes in interest rates relates primarily to our line of credit. We primarily enter into fixed and variable rate debt obligations to support general corporate purposes, including acquisitions and development, capital expenditures and working capital needs. We continuously evaluate our level of variable rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment.

We seek to limit the risk of interest rate exposure by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments. We do not engage in hedging activities for speculative purposes.

We have a policy of only entering into derivative contracts with major financial institutions based primarily on their credit ratings. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments nor do we it anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives currently in place.

The fair values of our financial instruments (including such items in the financial statement captions as cash, other assets, accounts payable and accrued expenses, and lines of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of our mortgage loans and unsecured senior notes is approximately $1,853,000,000 at December 31, 2009, as compared with a carrying value of $1,592,633,000 at that date.

We had $288,000,000 and $245,000,000 in variable rate debt outstanding at December 31, 2009 and 2008, respectively. A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $445,000 and $1,100,000 on our earnings and cash flows based on these period-end debt levels and our average variable interest rates for the twelve months ended December 31, 2009 and 2008, respectively. We cannot predict the effect of adverse changes in interest rates on our variable rate debt and, therefore, our exposure to market risk, nor can we assure that fixed rate, long-term debt will be available to us at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

As of December 31, 2009, the end of the quarter and fiscal year covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company on the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, using the framework set forth in the report entitled (“Internal Control—Integrated Framework”) published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

BRE Properties, Inc.

We have audited BRE Properties, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BRE Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, BRE Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BRE Properties, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of BRE Properties, Inc. and our report dated February 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, CA

February 12, 2010

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

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Identification of Directors. The information required by this Item is incorporated herein by reference to our Proxy Statement relating to our 2010 Annual Meeting of Shareholders, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009. A summary of the directors and their principal business for the last five years follows:

Paula F. Downey	Ms. Downey has been our Director since March 2008. Ms. Downey is president of AAA Northern California, Nevada and Utah (CSAA), a position she has held since 2005. She was Chief Operations Officer from 2003 through 2005 and Senior Vice President and Chief Financial Officer from 2000 to 2003. Ms. Downey serves as an officer of California State Automobile Association, California State Automobile Association Inter-Insurance Bureau, and as a director of their subsidiaries including Pacific Lighthouse Reinsurance Ltd., Western United Insurance Company, CSAA Life and Financial Services, Inc., ACA Insurance Company, ACA Member Services Company, and Ceres Reinsurance, Inc. Ms. Downey is 54 years old.

Edward F. Lange, Jr.	Mr. Lange has been our Director since July 2008. Mr. Lange has served as Chief Operating Officer since January 2007. Mr. Lange served as Chief Financial Officer from July 2000 through April 2008 and from November 2008 through October 2009. Prior to joining BRE, Mr. Lange served as Executive Vice President and Chief Financial Officer at Health Care REIT, Inc., an Ohio-based senior housing real estate investment trust, from 1996 to June 2000. Prior to joining Health Care REIT, Inc. Mr. Lange was a Senior Vice President of Finance and a member of the executive management team of the Mediplex Group, Inc. and affiliated companies from 1992 to 1996. Mr. Lange holds a Master of Business Administration Degree from the University of Connecticut and a Bachelor’s Degree in Urban Planning from the University of Massachusetts. Mr. Lange is 50 years old.

Irving F. Lyons, III	Mr. Lyons has been our Director since 2006. Mr. Lyons currently serves on the Board of Directors of Equinix, Inc. and Prologis. He served as Vice Chairman of ProLogis, a global provider of distribution facilities and services, from 2001 through May 2006. He was Chief Investment Officer from March 1997 to December 2004, and held several other executive positions since joining ProLogis in 1993. Prior to joining ProLogis, he was a Managing Partner of King & Lyons, a San Francisco Bay Area industrial real estate development and management company, since its inception in 1979. Mr. Lyons is 60 years old.

Edward E. Mace	Mr. Mace has been our Director since 1998. Mr. Mace has served as Chairman of Mace Pacific Holding Company, LLC, A Private Investment Company, since 2006. From 2001 to 2006, he served as President, Vail Resorts Lodging Company and Rock Resorts International LLC (both subsidiaries of Vail Resorts, Inc., an owner, manager and developer of ski resorts and related lodging.) Mr. Mace served as President and Chief Executive Officer of Fairmont Hotels & Resorts-U.S./Mexico division from 2000 to 2001 and was President & Chief Executive Officer, Fairmont Hotels from 1996 to 2000. Mr. Mace is 58 years old.

Christopher J. McGurk	Mr. McGurk has been our Director since 2006. Currently, Mr. McGurk serves as CEO of Overture Films, a motion picture studio. Prior to his post at Overture Films, Mr. McGurk served as Vice Chairman and COO of Metro-Goldwyn-Mayer, Inc. (MGM), a motion picture, television, home video, and theatrical production and distribution company, from 1999 to 2005. From 1996 to 1999, Mr. McGurk served in executive capacities with Universal Pictures, a division of Universal Studios Inc., most recently as President and COO. Mr. McGurk is 53 years old.

Matthew T. Medeiros	Mr. Medeiros has been our Director since 2005. Mr. Medeiros has served as President, Chief Executive Officer and Director of SonicWALL, a global Internet security company, since March 2003. From 1998 to December 2002, he served as Chief Executive Officer of Philips Components, a division of Royal Philips Electronics, a consumer electronics company. Mr. Medeiros served as Chairman of the Board, LG.Philips LCD, a liquid crystal display joint venture, from 2001 to 2002. Mr. Medeiros is 53 years old.

Constance B. Moore	Ms. Moore has been our Director since 2002. Ms. Moore has served as President and Chief Executive Officer of the Company since January 1, 2005, and was President and Chief Operating Officer in 2004. Ms. Moore was Executive Vice President and Chief Operating Officer of BRE from July 2002 through December 2003. She held several executive positions with Security Capital Group & Affiliates, an international real estate operating and investment management company, from 1993 to 2002, including Co-Chairman and Chief Operating Officer of Archstone-Smith Trust. Ms. Moore is 54 years old.

Jeanne R. Myerson	Ms. Myerson has been our Director since 2002. Ms. Myerson has served as President and Chief Executive Officer of The Swig Company, a private real estate investment firm, since 1997. She served as President and Chief Executive Officer of The Bailard, Biehl & Kaiser REIT from 1993 to 1997. Ms. Myerson is 56 years old.

Jeffrey T. Pero	Mr. Pero was appointed as Director of BRE on December 1, 2009. He is a retired partner of Latham & Watkins LLP, an international law firm, and has been engaged in the practice of law since 1971. As partner, his focus was public and private debt and equity financings, mergers and acquisitions, corporate governance, and compliance with U.S. securities laws. Prior to his retirement, Mr. Pero served as primary outside counsel to several publicly traded companies, including BRE. Mr. Pero currently serves on the Board of Directors of Redwood Trust, Inc. Mr. Pero is 63 years old.

Thomas E. Robinson	Mr. Robinson has been our Director since 2007. Currently, Mr. Robinson is senior advisor to the real estate investment banking group at Stifel, Nicolaus & Company, Inc., St. Louis, MO and its prior affiliate Legg Mason, where he was previously a managing director. Prior to that position he served as the president and chief financial officer of Storage USA, Inc., from 1994-1997. Mr. Robinson currently serves on the Tanger Factory Outlet Centers, Inc. board of directors, is a former trustee/director of Centerpoint Properties Trust and Legg Mason Real Estate Investors, Inc., and a past member of the board of governors of the National Association of Real Estate Investment Trusts (NAREIT). Mr. Robinson is 62 years old.

Dennis E. Singleton	Mr. Singleton was appointed as a Director of BRE on March 1, 2009. Mr. Singleton currently serves on the Board of Directors of Digital Realty Trust, Inc; as vice chairman of the board of trustees of Lehigh University; and is a board member and past president of the Glaucoma Research Foundation. Mr. Singleton was a founding partner of Spieker Properties, Inc., a Northern California-based commercial real estate investment trust (REIT), which was acquired by Equity Office Properties, Inc. in 2003. Mr. Singleton served as Chief Financial Officer and Director of Spieker Properties, Inc. from 1993 to 1995, Chief Investment Officer and Director from 1995 to 1997, and Vice Chairman and Director from 1998 to 2001. Mr. Singleton is 64 years old.

Thomas P. Sullivan	Mr. Sullivan was appointed as Director of BRE on December 1, 2009. He is a founding partner of Wilson Meany Sullivan (WMS), a San Francisco-based, privately owned real estate investment and development firm focused on urban infill locations in the Western United States. At WMS, Mr. Sullivan’s focus is company management, identification of investment opportunities, major transactions, and debt and equity financing. Mr. Sullivan played a major role in the development of large-scale, technologically innovative projects in San Francisco, most notably Foundry Square, the Ferry Building and 250 Embarcadero (headquarters of Gap Inc.). Prior to WMS, Mr. Sullivan served as president of Wilson/Equity Office, a joint venture with Equity Office Properties Trust; and as senior vice president at William Wilson & Associates. Both companies were predecessors of WMS, which was formed by development partners of each entity in 2003. Mr. Sullivan is 52 years old.

(b)	Identification of Executive Officers. See “Executive Officers of the Registrant” in Part I of this report.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2009 Annual Meeting of Shareholders, under the headings “Executive Compensation and Other Information” and “Election of Directors—Governance, Board and Committee Meetings; Compensation of Directors,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2010 Annual Meeting of Shareholders, under the heading “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2010 Annual Meeting of Shareholders, under the headings “Certain Relationships and Related Transactions,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement, relating to our 2010 Annual Meeting of Shareholders, under the headings “Report of the Audit Committee” and “Fees of Ernst & Young LLP,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

1. Financial	Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008, and 2007

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

Dated February 12, 2010

BRE PROPERTIES, INC.

By:	/S/ CONSTANCE B. MOORE
Constance B. Moore President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ CONSTANCE B. MOORE Constance B. Moore	President, Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2010

/S/ JOHN A. SCHISSEL John A. Schissel	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2010

/S/ EDWARD F. LANGE, JR. Edward F. Lange, Jr.	Executive Vice President, Chief Operating Officer, and Director	February 12, 2010

/S/ PAULA F. DOWNEY Paula Downey	Director	February 12, 2010

/S/ IRVING F. LYONS, III Irving F. Lyons, III	Director	February 12, 2010

/S/ EDWARD E. MACE Edward E. Mace	Director	February 12, 2010

/S/ CHRISTOPHER J. MCGURK Christopher J. McGurk	Director	February 12, 2010

/S/ MATTHEW T. MEDEIROS Matthew T. Medeiros	Director	February 12, 2010

/S/ JEANNE R. MYERSON Jeanne R. Myerson	Director	February 12, 2010

/S/ JEFFREY T. PERO Jeffrey T. Pero	Director	February 12, 2010

Name	Title	Date

/S/ THOMAS E. ROBINSON Thomas E. Robinson	Director	February 12, 2010

/S/ DENNIS E. SINGLETON Dennis E. Singleton	Director	February 12, 2010

/S/ THOMAS P. SULLIVAN Thomas P. Sullivan	Director	February 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

BRE Properties, Inc.

We have audited the accompanying consolidated balance sheets of BRE Properties, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRE Properties, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for convertible debt instruments, noncontrolling interests, and earnings per share with the adoption of the guidance originally issued in FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (codified primarily in FASB ASC Topic 470, Debt), FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (codified primarily in FASB ASC Topic 810, Consolidation), and EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (codified primarily in FASB ASC Topic 260, Earnings per Share), respectively, effective January 1, 2009 and applied retroactively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BRE Properties, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

February 12, 2010

BRE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 31,
	2009	2008(1)
A S S E T S
Real estate portfolio
Direct investments in real estate:
Investments in rental properties	$3,180,633	$2,927,481
Construction in progress	101,354	295,074
Less: Accumulated depreciation	(583,953)	(514,388)

	2,698,034	2,708,167

Equity interests in and advances to real estate joint ventures:
Investments in rental properties	61,999	62,497
Real estate held for sale, net	—	17,022
Land under development	155,532	123,609

Total real estate portfolio	2,915,565	2,911,295
Cash	5,656	7,724
Other assets	58,787	73,725

Total assets	$2,980,008	$2,992,744

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Unsecured senior notes	$826,918	$1,505,905
Unsecured line of credit	288,000	245,000
Mortgage loans payable	752,157	151,496
Accounts payable and accrued expenses	56,409	91,167

Total liabilities	1,923,484	1,993,568

Redeemable noncontrolling interests	33,605	29,972

Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized at both December 31 2009 and 2008; 7,000,000 shares with $25 liquidation preference; issued and outstanding at December 31, 2009 and December 31, 2008.	70	70
Common stock, $0.01 par value; 100,000,000 shares authorized at both December 31, 2009 and 2008; 55,136,359 and 51,149,745 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively.	551	511
Additional paid-in capital	1,135,505	1,031,791
Accumulated net income less than cumulative dividends	(113,207)	(63,168)

Total shareholders’ equity	1,022,919	969,204

Total liabilities and shareholders’ equity	$2,980,008	$2,992,744

(1)	Restated to reflect the adoption of new accounting guidance requiring retroactive application (Note 2 to our audited financial statements).

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Years ended December 31,
	2009	2008(1)	2007(1)
Revenue
Rental income	$331,709	$331,704	$308,571
Ancillary income	12,895	13,581	13,200

Total rental revenue	344,604	345,285	321,771

Expenses
Real estate	109,486	102,405	95,367
Provision for depreciation	88,260	79,107	74,184
Interest	82,734	92,032	87,593
General and administrative	17,390	20,578	18,241
Other expenses	13,522	5,719	—

Total expenses	311,392	299,841	275,385

Other income	3,459	7,885	5,787
Net gain on extinguishment of debt	1,470	2,364	—
Income before noncontrolling interests, partnership income and discontinued operations	38,141	55,693	52,173
Income from unconsolidated entities	2,329	2,560	2,133

Income from continuing operations	40,470	58,253	54,306
Net gain on sales of discontinued operations	21,574	65,984	55,957
Discontinued operations, net	2,296	12,627	14,513

Income from discontinued operations	23,870	78,611	70,470
Net Income	$64,340	$136,864	$124,776
Redeemable noncontrolling interest in income	1,885	2,291	2,279
Net Income attributable to controlling interests	62,455	134,573	122,497
Redemption related preferred stock issuance cost	—	—	2,768
Dividends attributable to preferred stock	11,813	11,813	16,122

Net income available to common shareholders	$50,642	$122,760	$103,607

Per common share data—Basic
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.50	$0.84	$0.64
Income from discontinued operations	$0.45	$1.54	$1.39

Net income available to common shareholders	$0.95	$2.38	$2.03

Weighted average common shares outstanding—basic	52,760	51,050	50,735

Per common share data—Diluted
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.50	$0.83	$0.63
Income from discontinued operations	$0.45	$1.53	$1.37

Net income available to common shareholders	$0.95	$2.36	$2.00

Weighted average common shares outstanding—diluted	52,761	51,440	51,525

(1)	Restated to reflect the adoption of new accounting guidance requiring retroactive application (Note 2 to our audited financial statements).

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2009	2008(1)	2007(1)
Cash flows from operating activities
Net income attributable to controlling interests	$62,455	$134,573	$122,497
Adjustments to reconcile net income to net cash flows generated by operating activities:
Net gain on sales of discontinued operations	(21,574)	(65,984)	(55,957)
Net gain on sales of land	(121)	—	—
Net gain on sales of investments	—	—	(65)
Net gain on extinguishment of debt	(1,470)	(2,364)	—
Noncash abandonment of development pursuits	10,703	3,452	—
Noncash interest on convertible debt	6,404	6,234	5,584
Income from unconsolidated entities	(2,329)	(2,560)	(2,133)
Distributions of earnings from unconsolidated entities	2,857	2,628	2,643
Provision for depreciation	88,260	79,107	74,184
Provision for depreciation from discontinued operations	159	2,352	5,765
Noncash stock based compensation expense	2,596	3,530	3,868
Redeemable noncontrolling interests in income	1,885	2,291	2,279
Decrease (increase) in other assets	1,594	469	(2,805)
(Decrease) increase in accounts payable and accrued expenses	(20,736)	3,282	2,036

Net cash flows generated by operating activities	130,683	167,010	157,896

Cash flows from investing activities
Additions to land under development and predevelopment costs	(18,223)	(16,432)	(91,714)
Additions to direct investment construction in progress	(96,879)	(148,916)	(151,175)
Acquisition of equity interest in real estate joint ventures	—	—	(19,618)
Rehabilitation expenditures and other	(7,097)	(16,806)	(29,140)
Capital expenditures	(20,240)	(18,596)	(17,503)
Purchase of land	(12,800)	—	(3,964)
Deposits on property under contract to be purchased	(250)	(11,493)	(1,382)
Deposits on land under contract to be sold	—	7,000	—
Improvements to real estate joint ventures	(212)	(336)	(4,605)
Proceeds from sale of land	10,100	—	—
Additions to furniture fixture and equipment	(605)	(5,456)	(642)
Proceeds from sales of rental property, net of closing costs	65,669	163,215	99,147
Proceeds from sales of investments, net of closing costs	—	—	4,205

Net cash flows used in investing activities	(80,537)	(47,820)	(216,391)

Cash flows from financing activities
Principal payments on mortgage loans	(19,339)	(22,586)	(64,828)
Proceeds from new mortgage loans, net	617,144	—	—
Proceeds from issuance of unsecured senior notes, net	—	—	297,099
Repayment of unsecured notes	(683,639)	(8,031)	—
Lines of credit:
Advances	923,000	664,000	898,000
Repayments	(880,000)	(624,000)	(883,000)
Proceeds from exercises of stock options and other	1,741	462	9,410
Proceeds from dividend reinvestment plan	1,367	1,866	1,776
Redemption of preferred stock	—	—	(75,000)
Proceeds from issuance of common stock, net	101,891	—	—
Cash dividends paid to common shareholders	(100,681)	(116,025)	(109,811)
Cash dividends paid to preferred shareholders	(11,813)	(11,813)	(16,122)
Distributions to redeemable nontcontrolling interests convertible to common stock	(1,461)	(1,739)	(1,736)
Distributions to other redeemable noncontrolling interests	(424)	(552)	(423)

Net cash flows (used in) generated by financing activities	(52,214)	(118,418)	55,365

(Decrease) increase in cash	(2,068)	772	(3,130)

Balance at beginning of year	7,724	6,952	10,082

Balance at end of year	$5,656	$7,724	$6,952

(1)	Restated to reflect the adoption of new accounting guidance requiring retroactive application (Note 2 to our audited financial statements).

See Accompanying Notes to Consolidated Financial Statement

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2009	2008	2007
Supplemental disclosure of non cash investing and financing activities
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$283,434	$177,246	$129,937

Transfer of land under development to direct investments in real estate—construction in progress	$—	$19,865	$31,082

Change in accrued development costs for construction in progress and land under development	$7,015	$2,922	$1,337

Change in redeemable interest units	$—	$1,712	$3,063

Transfer of investment in rental properties to held for sale	$43,038	$105,351	$77,119

Transfer of land under development to real estate held for sale	$—	$—	$17,186

Transfer from real estate held for sale to investment in unconsolidated entities	$—	$—	$3,074

Change in accrued improvements to direct investments in real estate cost	$(80)	$1,304	$573

Application of deposits against acquisition cost	$—	$—	$7,089

Change in redemption value of redeemable noncontrolling interests	$(3,920)	$10,672	$25,027

Change in redemption related preferred stock issuance cost	$—	$—	$2,768

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

	Years ended December 31,
	2009	2008(1)	2007(1)
Common stock shares
Balance at beginning of year	51,149,745	50,968,459	50,484,614
Stock options exercised, net of shares tendered	9,500	30,821	320,316
Conversion of operating company units to common shares	—	63,600	113,737
Vested restricted shares net of shares tendered	120,561	40,578	18,964
Shares issued pursuant to dividend reinvestment plan	55,368	46,287	32,859
Common stock issuance	3,801,185	—	—
Other	—	—	(2,031)

Balance at end of year	55,136,359	51,149,745	50,968,459

Preferred stock shares
Balance at beginning of year	7,000,000	7,000,000	10,000,000
Redemption of 8.08% Series B Cumulative Redeemable	—	—	(3,000,000)

Balance at end of year	7,000,000	7,000,000	7,000,000

Common stock
Balance at beginning of year	$511	$510	$505
Stock options exercised	—	—	3
Conversion of operating company units to common shares	—	1	1
Vested restricted shares	1	—	—
Common stock issuance	38	—	—
Shares issued pursuant to dividend reinvestment plan	1	—	1

Balance at end of year	$551	$511	$510

Preferred stock
Balance at beginning of year	$70	$70	$100
Redemption of 8.08% Series B Cumulative Redeemable	—	—	(30)

Balance at end of year	$70	$70	$70

Additional paid-in capital
Balance at beginning of year	$1,031,791	$1,012,865	$1,041,478
Stock based compensation	3,782	5,182	13,924
Conversion of operating company units to common shares	—	1,712	3,062
Redemption of preferred stock	—	—	(72,261)
Change in redemption value on redeemable noncontrolling interests	(3,920)	10,672	25,027
Convertible debt repurchase	(1,624)	(506)	—
Dividend reinvestment plan	1,367	1,866	1,776
Common stock issuance	101,853	—	—
Other	2,256	—	(141)

Balance at end of year	$1,135,505	$1,031,791	$1,012,865

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

	Years ended December 31,
	2009	2008(1)	2007(1)
Accumulated net income less than cumulative dividends
Balance at beginning of year	$(63,168)	$(69,903)	$(63,699)
Net income for year	64,340	136,864	124,776
Cash dividends declared to common shareholders: $1.875 per common share for the year ended December 31, 2009, $2.25 per common share for the year ended December 31, 2008 and $2.15 per common share for the year ended December 31, 2007	(100,681)	(116,025)	(109,811)
Cash dividends declared to preferred shareholders (see Note 10)	(11,813)	(11,813)	(16,122)
Redemption related preferred stock issuance cost	—	—	(2,768)
Redeemable noncontrolling interest in income	(1,885)	(2,291)	(2,279)

Balance at end of year	$(113,207)	$(63,168)	$(69,903)

Stock purchase loans to executives
Balance at beginning of year	$—	$—	$(632)
Loan maturities	—	—	632

Balance at end of year	$—	$—	$—

Total shareholders’ equity	$1,022,919	$969,204	$943,542

Redeemable noncontrolling interests
Balance at beginning of year	$29,972	$42,357	$136,948
Redeemable noncontrolling interest in income	1,885	2,291	2,279
Distributions to redeemable noncontrolling interests	(1,885)	(2,291)	(2,279)
Consolidation of variable interest entity	—	—	(66,500)
Conversion/ Redemption activity	(287)	(1,713)	(3,064)
Change in redemption value of redeemable noncontrolling interests	3,920	(10,672)	(25,027)

Balance at end of year	$33,605	$29,972	$42,357

(1)	Restated to reflect the adoption of new accounting guidance requiring retroactive application (Note 2 to our audited financial statements).

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company

BRE Properties, Inc., a Maryland corporation (“BRE” or the “Company”), was formed in 1970. BRE is a self-administered real estate investment trust (“REIT”) focused on the development, acquisition and management of multifamily apartment communities in the Western United States. At December 31, 2009, BRE’s portfolio, owned directly or through wholly or majority owned subsidiaries, consisted of 73 multifamily communities (aggregating 21,245 units), classified as direct investments in real estate-investments in rental properties on the accompanying consolidated balance sheets. Of these properties, 58 were located in California, 13 in Washington, and two in Arizona. In addition, at December 31, 2009, there were six properties under various stages of construction and development, including two directly owned properties with 566 units classified as direct investments in real estate-construction in progress and four land parcels which are classified as land under development. BRE also holds a 35% interest in two real estate joint ventures that own two multifamily properties with a total of 488 units and a 15% interest in eleven joint ventures that own eleven multifamily properties with a total of 3,592 units at December 31, 2009.

The Operating Company

In November 1997, BRE acquired 16 completed properties and eight development properties from certain entities of Trammell Crow Residential-West (the “Transaction”) pursuant to a definitive agreement (the “Contribution Agreement”). BRE paid a total of approximately $160,000,000 in cash and issued $100,000,000 in common stock based on a stock price of $26.93 per share, as provided for in the Contribution Agreement. In addition, certain entities received Operating Company Units (“OC Units”) valued at $76,000,000 in BRE Property Investors LLC (the “Operating Company”), a Delaware limited liability company and a majority owned subsidiary of BRE. The Operating Company assumed approximately $120,000,000 in debt in connection with this purchase. BRE is the sole managing member and majority owner of the Operating Company at December 31, 2009. Substantially all of the properties acquired in the Transaction are owned by the Operating Company, which was formed by BRE for the purpose of acquiring the properties in the Transaction.

The OC Units held by non-managing members are included in redeemable noncontrolling interests in the Company’s consolidated financial statements. Starting in November 1999, non-managing members of the Operating Company can exchange their units for cash in an amount equal to the market value of common stock at the time of the exchange or, at the option of the Company, common stock of BRE on a 1:1 basis. As of December 31, 2009, 2,459,074 OC Units have been exchanged for common stock or cash. There are 770,789 operating company units outstanding as of December 31, 2009. The non-managing members are entitled to priority distributions regardless of the cash flows of the Operating Company. The Operating Company is also required to maintain certain financial ratios to protect the non-managing members’ distributions. Further, the Company had restrictions from selling certain assets of the Operating Company in a taxable sale for a ten year period from the date of the Transaction. The ten year period lapsed November 18, 2007. The Operating Company will continue until the earlier of conversion of all non-managing member OC Units, or September 25, 2012. The Operating Company has also guaranteed the repayment of the Company’s $750,000,000 unsecured line of credit.

2.    Summary of Significant Accounting Policies

Consolidation

Under FASB guidance, arrangements that are not controlled through voting or similar rights are accounted for as VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE.

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

At December 31, 2009, the Company has no non-refundable cash deposits for land purchase option agreements.

BRE consolidates entities not deemed as VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company, the Operating Company and other controlled subsidiaries. At December 31, 2009, BRE owned 94% of the Operating Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Investments in Rental Properties

Rental properties are recorded at cost, less accumulated depreciation, less an adjustment, if any, for impairment. All properties are held for leasing activities. A land value is assigned based on the purchase price if land is acquired separately, or based on estimated market rates if acquired in a merger or in an operating community acquisition. BRE has a development group which manages the design, development and construction of its apartment communities. Projects under development are carried at cost, including direct and indirect costs incurred to ready the assets for their intended use and which are specifically identifiable, including capitalized interest and property taxes until units are placed in service. Direct investment development projects are considered placed in service as certificates of occupancy are issued and the units become ready for occupancy. Depreciation begins as units are placed in service. Land acquired for development is capitalized and reported as “Land under development” until the development plan for the land is formalized. Once the development plan is determined and construction contracts are signed, the costs are transferred to the balance sheet line item “Construction in progress.” Interest is capitalized on the construction in progress and land under development at a rate equal to the Company’s weighted average cost of debt. The capitalization of interest ends when the assets are readied for their intended use. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that increase the value of the property or extend its useful life are capitalized.

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

The Company evaluates its long-lived assets for impairment under FASB guidance and requires that the results of operations of any communities that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented.

The Company periodically evaluates its long-lived assets, including its investments in rental properties, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, the expected holding period of each asset and legal and environmental concerns. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted. There were no assets for which an adjustment for impairment in value was made in 2009, 2008 or 2007.

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

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests includes our redeemable OC Units and are recorded at their current redemption value. Increases or decreases in the redemption value of the redeemable OC Units are recorded against additional paid-in capital. The redeemable noncontrolling interest amount related to the OC Unit is reclassified to Common stock and Additional paid-in capital at conversion.

Rental Revenue

Rental income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. There were no contingent rental payments or percentage rents in the three years ended December 31, 2009, 2008 and 2007. Rent concessions are amortized over the lives of the related leases.

Other income

Other income totaled $3,459,000, $7,885,000 and $5,787,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The primary components of other income in 2009 includes: 1) $1,700,000 in management fees, 2) $650,000 in interest income, 3) $640,000 related to a litigation and insurance settlements. The 2008 total includes: 1) $4,400,000 in litigation settlement proceeds related to Pinnacle Galleria, 2) $1,726,000 in management fees, 3) $1,007,000 from a forfeited escrow deposit on an asset held for sale that failed to close and 4) $580,000 in interest income. The 2007 total includes: 1) $1,900,000 in litigation settlement proceeds related to Pinnacle Galleria, 2) $1,400,000 in management fees and 3) interest income of $1,900,000.

Other expenses

Other expenses totaled $13,522,000, $5,719,000 and zero for the years ended December 31, 2009, 2008 and 2007, respectively. Other expenses in 2009 represents a $12,900,000 abandonment charge related to three potential development sites under option agreements and a $600,000 severance charge. Other expenses in 2008 represents a $5,119,000 abandonment charge related to three potential development sites under option agreements or letters of intent and a $600,000 severance charge.

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

Derivative Instruments

The Company utilizes derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges in accordance with FASB Derivative and Hedging Activity guidance.

Deferred Costs

Included in Other assets are costs incurred in obtaining debt financing that are deferred and amortized over the terms of the respective debt agreements as interest expense. Related amortization expense is included in Interest expense in the accompanying consolidated statements of income. Net deferred financing costs included in Other assets in the accompanying consolidated balance sheets are $10,723,000, $13,572,000, and $18,114,000 as of December 31, 2009, 2008 and 2007, respectively. Amortization of deferred costs totaled $3,570,000, $4,371,000 and $4,485,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

BRE has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As a result, BRE will not be subject to federal taxation at the corporate level to the extent it distributes, annually, 100% of its REIT taxable income, as defined by the Code, to its shareholders and satisfies certain other requirements. In addition, the states in which BRE owns and operates real estate properties have provisions equivalent to the federal REIT provisions. Accordingly, no provision has been made for federal or state income taxes at the REIT level in the accompanying consolidated financial statements.

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

The fair values of BRE’s financial instruments, including such items in the consolidated financial statement captions as other assets, cash, mortgages receivable, and lines of credit, approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of the Company’s mortgage loans payable and unsecured senior notes was approximately $1,853,000,000 (compared to a carrying value of $1,592,633,000) and $1,388,000,000 (compared to a carrying value of $1,681,096,000) at December 31, 2009 and 2008, respectively.

The estimated fair values of investment securities classified as deferred compensation plan investments are based on quoted market prices utilizing public information for the same transactions or information provided through third-party advisors. Our deferred compensation plan investments are recorded in other assets and totaled $2,604,000 and $2,114,000 for the years at December 31, 2009 and 2008, respectively.

Stock-based compensation

FASB guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Effective January 1, 2006, the Company adopted the modified prospective method. This method requires the recognition of compensation cost for all share based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the twelve months ended December 31, 2009, 2008 and 2007 includes all awards outstanding that are vesting during the period. From January 1, 2003 through December 31, 2005, the Company applied fair value recognition provisions The Company adopted the prospective method as provided for in FASB guidance and applied them prospectively to all awards granted, modified or settled after January 1, 2003.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to four years. The Company recognizes expense for awards with graded vesting on a straight line basis. At December 31, 2009, compensation cost related to non-vested awards not yet recognized totaled approximately $12,724,000 and the weighted average period over which it is expected to be recognized is 2.1 years. During the twelve months ended December 31, 2009, 369,061 restricted shares and zero stock options were awarded.

Reclassifications

Certain reclassifications and adjustments have been made to the prior years’ consolidated financial statements to conform to the presentation of the current year’s consolidated financial statements due to discontinued operations. The prior years’ consolidated financial statements also reflect the adoption of new accounting guidance requiring retroactive application (see Recently Issued Accounting Pronouncements).

Reportable Segments

FASB guidance requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that it has only one operating and reportable segment, multifamily communities, which comprised 99% of BRE’s consolidated assets at December 31, 2009 and 2008 and approximately 99% of its total consolidated revenues for the three years ended December 31, 2009.

Concentration Risk

All multifamily communities owned by the Company are located in the Western United States, in three general markets that it defines as California, Pacific Northwest, and Mountain/Desert States. All revenues are from external customers and there are no revenues from transactions with other segments. There are no residents that contributed 10% or more of BRE’s total revenues in the years ended December 31, 2009, 2008 or 2007.

Recently Issued Accounting Pronouncements

Effective July 1, 2009, the FASB Accounting Standards Codification (FASB ASC or the Codification) is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The adoption of the FASB ASC does not impact the Company’s financial statements, however the Company’s references to accounting literature within its notes to the condensed consolidated financial statements have been revised to conform to the Codification beginning with the quarter ended September 30, 2009.

In May 2009, the FASB required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The basis for the date through which the entity has evaluated subsequent events represents the date the financial statements were issued or were available to be issued. This statement is effective for the interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. The adoption of the new guidance on April 1, 2009 did not have an impact on the Company’s financial position and results of operations. The Company determined that the basis for the date through which the entity has evaluated subsequent events represents the date the financial statements were issued, February 12, 2009.

In December 2007, the FASB issued new guidance with respect to noncontrolling interests in consolidated financial statements. The guidance requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, revises guidance on the treatment of net income and losses attributable to the noncontrolling interest, changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. Companies must also look at their classification and measurement of redeemable securities to determine if redeemable noncontrolling interests still require presentation in the mezzanine section of the statement of financial position. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted the new guidance on January 1, 2009. The guidance requires that the Company restate prior period information to give retroactive effect to the adoption. The Company determined that certain noncontrolling minority interest should continue to be presented in the mezzanine section on the consolidated balance sheet and that the noncontrolling interests that have a conversion feature be marked to the redemption value at the reporting date. In addition, the Company determined that redeemable noncontrolling interest in income, which was previously reported before net income, should be presented below net income and above net income available to common shareholders. The impact of the new guidance was an increase of redeemable noncontrolling interests of $4,624,000 and $704,000 for the years ended December 31, 2009 and 2008, to adjust the noncontrolling interest to its redemption value with an offsetting change against additional paid-in capital.

In June 2008, the FASB issued new guidance to clarify that unvested share-based payment awards with a right to receive non-forfeitable dividends are considered participating securities, and to provide guidance on how to allocate earnings to these participating securities and compute earnings per share using the two-class method. The guidance is effective for the fiscal years beginning after December 15, 2008. This guidance was adopted by the Company on January 1, 2009, and required that that the Company restate prior period information to give retroactive effect to the adoption. The impact of the adoption to net income per common share—basic totaled ($0.02) and ($0.01) for the years ended December 31, 2008 and 2007, respectively. The impact of the adoption to net income per common share—diluted totaled ($0.01), and $0.00 for the years ended December 31, 2008 and 2007, respectively.

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

Following is a summary of the Consolidated Balance Sheets as previously reported (in thousands):

December 31, 2008 As Reported
Assets
Investments in rental properties	$2,906,722
Construction in progress	$292,996
Land under development	$122,616
Other assets	$76,485

Total Assets	$2,991,329

Minority interests	$29,268

Liabilities and Shareholders’ Equity
Unsecured senior notes	$1,529,600
Additional paid-in capital	$993,718
Accumulated NI less than cumulative dividends	$(49,373)
Total shareholders’ equity	$944,926

Total Liabilities and Shareholders’ Equity	$2,991,329

Following is a summary of the restated Consolidated Balance Sheets for the accounts impacted, which reflects the adoption of new convertible debt and convertible noncontrolling interest in income guidance (excludes the impact of reclassification of assets held for sale—See Note 9).

December 31, 2008 As Restated
Assets
Investments in rental properties	$2,907,902
Construction in progress	$295,074
Land under development	$123,609
Other assets	$73,521

Total Assets	$2,992,616

Redeemable noncontrolling interests	$29,972

Liabilities and Shareholders’ Equity
Unsecured senior notes	$1,505,905
Additional paid-in capital	$1,031,791
Accumulated NI less than cumulative dividends	$(63,168)
Total shareholders’ equity	$969,204

Total Liabilities and Shareholders’ Equity	$2,992,616

Following is a summary of the Consolidated Statements of Income as previously reported (in thousands, except per share data):

	Years ended December 31,
As Reported	2008	2007
Interest Expense	$85,799	$82,009
Net gain from extinguishment of debt	$2,369	—
Net income available to common shareholders	$128,998	$109,191
Allocation to participating securities—basic	N/A	N/A
Allocation to participating securities—diluted	N/A	N/A

Shares outstanding—basic	51,050	50,735
Shares outstanding—diluted	51,700	51,780

Net income per common share—basic	$2.53	$2.15
Net income per common share—diluted	$2.50	$2.11

Following is a summary of the restated Consolidated Statements of Income reflecting the adoption of new convertible debt and earnings per share guidance (in thousands, except per share data).

	Years ended December 31,
As Restated	2008	2007
Interest Expense	$92,032	$87,593
Net gain from extinguishment of debt	$2,364	—
Net income available to common shareholders	$122,760	$103,607
Allocation to participating securities—basic	(1,265)	(503)
Allocation to participating securities—diluted	(1,265)	(504)

Shares outstanding—basic	51,050	50,735
Shares outstanding—diluted	51,440	51,525

Net income per common share—basic	$2.38	$2.03
Net income per common share – diluted	$2.36	$2.00

In December 2007, the FASB issued new guidance on business combinations which requires the acquiring entity in a business combination to recognize the fair value of assets acquired and liabilities assumed in the transaction and recognize contingent consideration arrangements and pre-acquisition loss and gain contingencies at their acquisition-date fair value. The acquirer is required to capitalize in-process research and development assets acquired and expense, as incurred, acquisition related transaction costs. The guidance requires the acquirer to disclose to investors and other users of the financial statements all of the information they need to evaluate and understand the nature and financial effect of the business combination. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of the guidance on January 1, 2009 did not have an impact on the Company’s financial position and results of operations.

In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities. The guidance requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of the disclosure related guidance on January 1, 2009 did not have any impact on the Company’s financial position and results of operations.

In June 2009, the FASB amended guidance related to transfers of financial assets and extinguishment of liabilities to remove the concept of a qualifying special purpose entity, and clarifies and amends the derecognition criteria for determining whether a transfer of a financial asset or portion of a financial asset qualifies for sale accounting. Expanded disclosures regarding transferred assets and how they affect the reporting entity are now required. The new guidance is effective for the Company beginning January 1, 2010. The Company does not expect a material impact on the consolidated financial statements as a result of the new guidance.

In June 2009, the FASB changed the consolidation analysis for VIEs to require a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The guidance requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment. Additional disclosures for VIEs are required, including a description about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. The new guidance is effective for the Company beginning January 1, 2010. The Company does not expect a material impact on the consolidated financial statements as a result of the new guidance.

3.    Real Estate Portfolio

During 2009, BRE sold two communities totaling 752 units: Overlook at Blue Ravine, with 512 units located in Folsom, California; and Arbor Pointe, a 240 unit property located in Sacramento, California. During 2009 BRE completed construction of three development communities: Taylor 28, with 197 units in Seattle, Washington, 5600 Wilshire, with 284 units in Los Angeles California and Park Viridian with 320 units in Anaheim, California. The aggregate investment in the three communities totals $282,934,000.

During 2008, BRE sold six communities totaling 1,484 units: Blue Rock Village, with 560 units located in Vallejo, California; The Park at Dash Point, with 280 units located in Seattle, Washington; Pinnacle at Blue Ravine with 260 units, located in Sacramento, California; Canterbury Downs, with 173 units located in Sacramento, California; Rocklin Gold with 121 units located in Sacramento, California; and Quail Chase with 90 units located in Sacramento, California. During 2008, BRE completed construction of three development communities: Avenue 64, with 224 units in Emeryville, California; The Stuart at Sierra Madre with 188 units in Pasadena, California and Renaissance at Uptown Orange with 460 units in Orange, California. The aggregate investment in the three communities totals $249,076,000.

The components of direct investments in real estate—investments in rental properties follow:

	December 31
	2009	2008
Land	$561,865,000	$520,158,000
Buildings and improvements	2,618,768,000	2,407,323,000

Subtotal	3,180,633,000	2,927,481,000
Accumulated depreciation	(583,953,000)	(514,388,000)

Total	$2,596,680,000	$2,413,093,000

BRE’s carrying value of its assets exceeded the tax basis by approximately $101,670,000 (unaudited) at December 31, 2009, reflecting, among other factors, the carryover of basis on tax-deferred exchanges.

A roll-forward of direct investments in real estate construction in progress follows:

	December 31
	2009	2008
Opening balance	$295,074,000	$298,910,000
Costs incurred to projects under construction	89,714,000	153,545,000
Transfers of construction in progress to direct investments in real estate—investments in rental properties	(283,434,000)	(177,246,000)
Transfers from land under development to direct investments in real estate—construction in progress	—	19,865,000

Ending balance	$101,354,000	$295,074,000

At December 31, 2009, BRE had an estimated cost of $16,400,000 to complete existing construction in progress, with funding estimated through the third quarter of 2010.

4.    Equity Interests in and Advances to Real Estate Joint Ventures

As of December 31, 2009, BRE had thirteen joint venture arrangements in which its capital interest in two of the joint ventures is 35% and its ownership interest in eleven of the joint ventures is 15%; these joint ventures are managed by the Company (the “joint ventures”). The Company accounts for its investments in these joint ventures under the equity method of accounting.

Each of the joint ventures in which the Company has a capital interest of 35% contains a single multifamily community that was developed by BRE and completed in 2001. BRE’s investment in these joint ventures totals $11,419,000 and $11,730,000 as of December 31, 2009 and 2008, respectively, and is shown as “Equity interests in and advances to real estate joint ventures-investments in rental properties” on BRE’s consolidated balance sheets. The communities had a total cost of approximately $46,030,000. The joint ventures carry secured, non-recourse loans totaling $17,697,000 that mature in 2011 and bear interest at rates of 7.25% and 8.0%.

Each of the joint ventures in which the Company has an ownership interest of 15%, contain a single multifamily community. Eight of the eleven joint venture communities were previously owned by the Company and were contributed into the joint ventures, upon their respective formation. The remaining three joint venture communities were acquired by the Company and its joint venture partner through arms length transactions with non affiliated third parties. BRE’s investment in these eleven joint ventures totals $50,580,000 and $50,767,000 as of December 31, 2009 and 2008, respectively, and is shown as “Equity interests in and advances in real estate joint ventures-investments in rental properties” on BRE’s consolidated balance sheets. The communities had a total cost of approximately $434,950,000. All of the eleven joint ventures in which our ownership interest is 15% are un-leveraged.

The Company’s maximum exposure to loss on joint ventures is the total investment along with the BRE’s proportionate share in any debt held by the joint ventures. BRE’s investment in joint venture totaled $61,999,000 and $62,497,000 as of December 31, 2009 and 2008, respectively. BRE’s share in joint venture debt was $8,849,000 and $8,998,000 as of December 31, 2009 and 2008, respectively.

The Company’s income from unconsolidated entities totaled $2,329,000, $2,560,000 and $2,133,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

5.    Other Assets

The components of Other assets follow:

	December 31
	2009	2008
Predevelopment and escrow deposits	$14,128,000	$24,390,000
Prepaid loan fees	10,723,000	13,572,000
Accounts and mortgages receivable, net	12,119,000	10,455,000
Furniture and equipment	7,244,000	8,718,000
Prepaid insurance	4,273,000	4,628,000
Deferred compensation plan	2,604,000	2,114,000
Other	7,696,000	9,848,000

Total Other Assets	$58,787,000	$73,725,000

In the fourth quarter of 2009 and 2008, the Company wrote off $12,900,000 and $5,119,000 of predevelopment cost and escrow deposits, respectively, each related to three sites under option agreements as the Company has abandoned plans to acquire and develop these properties.

6.    Secured Debt

The following data pertain to BRE’s secured debt:

	December 31,
	2009	2008
Fixed rate secured mortgage loans	$752,157,000	$151,496,000

Net book value of investments in real estate collateralizing secured debt	$820,676,000	$253,911,000
Remaining terms of mortgage loans payable	1-10 years	1-5 years
Weighted average interest rate on fixed rate mortgages	5.7%	6.1%

On April 7, 2009, the Company closed a $620,000,000 secured credit facility with Deutsche Bank Berkshire Mortgage, Inc. The facility consists of two $310,000,000 tranches. The first tranche has a fixed rate term of 10 years and has a maturity date of May 1, 2019. The second tranche has a maturity date of September 1, 2020, with a fixed rate term for the first 10 years and a variable rate for the remaining one-year period. Together, the effective composite annual cost of debt is 5.6% inclusive of rate hedging transactions. Fifteen multifamily properties totaling 4,651 units with a net carrying value of $607,500,000 secured the credit facility at the time of closing.

7.    Unsecured Senior Notes and Unsecured Line of Credit

The following table pertains to BRE’s unsecured senior notes and unsecured line of credit:

	December 31,
	2009	2008
Fixed rate unsecured notes	$469,142,000	$1,080,000,000
Convertible Notes(1)	357,776,000	425,905,000
Unsecured line of credit	288,000,000	245,000,000

Total unsecured debt	$1,114,918,000	$1,750,905,000

Weighted average interest rate on fixed rate unsecured notes	5.84%	6.20%
Weighted average interest rate on convertible notes(1)	6.01%	6.01%
Weighted average interest rate on unsecured line of credit	1.54%	4.45%

(1)	Represents $371,300,000 and $449,600,000 cash principal as of December 31, 2009 and 2008, respectively, with 4.125% coupon adjusted to reflect new convertible debt accounting guidance.

Tender Offers and Repurchase Activity

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

During 2009, the Company repurchased through open market transactions $78,266,000 of our 4.125% convertible senior unsecured notes for an aggregate price of 92.99% of par, or approximately $72,776,000.

During 2009, the Company recognized a net gain of $1,470,000 in connection with the repurchase and tender activity.

2009 Debt Tender/Repurchase Summary

Security	Cash Principal Outstanding	Bonds Retired	Cash Paid	Principal Amount Remaining	% of Par	Extinguishment Gain	Write off of Unamortized Discounts / Fees / Equity	Net Gain (Loss)
	(Amounts in thousands)
2011 7.45% Senior Notes	$250,000	$201,455	$201,455	$48,545	100.00%	$—	$(1,023)	$(1,023)
2013 7.125% Senior Notes	130,000	89,982	88,182	40,018	98.00%	1,800	(1,127)	673
2009 5.75% Senior Notes	150,000	61,407	61,407	88,593	100.00%	—	(294)	(294)
2010 4.875% Senior Notes	150,000	119,421	119,421	30,579	100.00%	—	(756)	(756)

Debt tender total	$680,000	$472,265	$470,465	$207,735	99.62%	$1,800	$(3,200)	$(1,400)

4.125% Convertible Senior Notes	449,600	78,266	72,776	371,334	92.99%	5,490	(2,620)	2,870

Total Tender/Repurchase	$1,129,600	$550,531	$543,241	$579,069	98.68%	$7,290	$(5,820)	$1,470

On December 24, 2008, the Company repurchased through open market transactions $10,400,000 of our 4.125% convertible senior unsecured notes for approximately $8,000,000, resulting in a $2,364,000 net gain on extinguishment of debt.

Unsecured Line of Credit

The Company maintains its revolving credit facility of $750,000,000. Based on the Company’s current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, the Company pays a 0.15% annual facility fee on the capacity of the facility. Borrowings under our revolving unsecured line of credit totaled $288,000,000 at December 31, 2009, compared to $245,000,000 at December 31, 2008. Borrowings under the credit facility are used to fund acquisition and development activities as well as for general corporate purposes. Balances on the revolving unsecured line of credit are typically reduced with available cash balances.

Fixed Rate Unsecured Notes

On March 13, 2007, the Company completed an offering of $300,000,000 of 10-year senior unsecured notes. The notes will mature on March 15, 2017 and bear interest at a fixed coupon rate of 5.50%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $297,000,000 and were used for general corporate purposes.

Convertible Notes

On August 15, 2006, the Company completed a private offering of $460,000,000 aggregate principal amount of convertible senior unsecured notes that mature on August 15, 2026. The notes bear interest at a fixed coupon rate of 4.125%. The notes may be converted into shares of BRE common stock (“Common Shares”), at the option of the holder, under specific circumstances, on or after July 15, 2026, at an initial conversion rate of 14.0432 shares per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $71.21 per share, which represents a 27.50% premium over the $55.85 closing price of the Company’s stock at the time the transaction was priced. The number of shares of common stock that may be issuable upon conversion of the notes is based on a conversion price of approximately $55.85 per share, which is based on a maximum conversion rate of 17.9051 shares per $1,000 principal amount of notes. On or after February 21, 2012, the Company may redeem the notes at a redemption price equal to the principal amount of the notes plus any accrued but unpaid interest thereon, and in certain circumstances, any additional conversion value.

	Convertible debt detail as of December 31,
	2009	2008
Carrying amount of equity component	$37,153,000	$38,777,000

Principal amount of debt	$371,334,000	$449,600,000
Unamortized debt discount	(13,558,000)	(23,695,000)

Net carrying amount of convertible debt	$357,776,000	$425,905,000

Remaining expected term of convertible debt	2.14 years	3.14 years
Maximum potential amount of shares to be delivered upon conversion	6,649,000	8,050,000

	Years Ended December 31,
	2009	2008	2007
Fixed coupon rate on notes	4.125%	4.125%	4.125%
Effective interest rate on notes	6.01%	6.01%	6.01%
Contractual interest expense based on coupon of 4.125%	$17,374,000	$18,966,000	18,975,000
Noncash interest expense on effective coupon of 6.01%	7,612,000	7,918,000	7,516,000
Noncash capitalized interest on effective coupon of 6.01%	(1,209,000)	(1,685,000)	(1,932,000)

Total net interest recognized on convertible debt	$23,777,000	$25,199,000	$24,559,000

The unsecured line of credit and unsecured senior note agreements contain various covenants that include, among other factors, tangible net worth and requirements to maintain certain financial ratios. BRE was in compliance with all such financial covenants throughout the years ended December 31, 2009 and 2008.

Scheduled principal payments required on the line of credit, unsecured senior notes payable and mortgage loans payable for the next five years and thereafter are as follows:

2010	$63,850,000
2011	50,673,000
2012	712,421,000
2013	70,131,000
2014	53,120,000
Thereafter	916,880,000

Total	$1,867,075,000

The following is a summary of interest expense on mortgage loans, lines of credit and unsecured senior notes, including amortization of related issuance costs:

	Year ended December 31,
	2009	2008	2007
Total interest incurred	$99,064,000	$115,156,000	$113,622,000
Capitalized interest	(16,330,000)	(23,124,000)	(26,029,000)

Total interest expense	$82,734,000	$92,032,000	$87,593,000

Total cash paid for interest	$94,637,000	$86,077,000	$76,277,000

8.    Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses:

	December 31,
	2009	2008
Accrued interest payable	$17,458,000	$29,467,000
Accrued employee and non employee director benefits	8,082,000	8,962,000
Security deposit	8,543,000	8,879,000
Accrued development costs and real estate improvements	5,765,000	13,856,000
Retention payable	4,415,000	9,977,000
Prepaid rent	3,993,000	4,127,000
Deferred compensation plan	2,604,000	2,108,000
Escrow fund liability	—	7,075,000
Other	5,549,000	6,716,000

Total Accounts Payable and Accrued Expenses	$56,409,000	$91,167,000

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

During 2009, the Company sold two communities totaling 752 units: Overlook at Blue Ravine, with 512 units located in Folsom, California; and Arbor Pointe, a 240 unit property located in Sacramento, California. The two properties were sold for an aggregate sales price of approximately $67,000,000, resulting in a net gain on sales of approximately $21,574,000. In addition to the two communities, we sold an excess parcel of land in Santa Clara, California, classified as held for sale at December 31, 2008, for gross sales proceeds totaling $17,100,000, approximately equal to the carrying value.

During the second quarter 2009, the Company reclassified one operating community previously classified as Real estate held for sale to Investments in rental properties as the assets no longer met the held for sale guidance criteria. At December 31, 2008 the assets had a net carrying value of approximately $14,900,000. The asset values as of June 30, 2009, was $14,300,000, which reflected the carrying amounts, adjusted for depreciation expense that would have been recognized had the communities been continuously classified as Investments in rental properties.

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

The net gain on sale and the combined results of operations for these 12 operating properties are included in discontinued operations on the consolidated statements of income for each twelve month ended period presented. These amounts totaled $23,870,000, $78,611,000 and $70,470,000 for the twelve months ended December 31, 2009, 2008 and 2007, respectively.

The following is a breakdown of the net gain on sales and the combined results of operations for the properties included in discontinued operations:

	Years ended December 31
	2009	2008	2007
Rental income	$4,242,000	$23,813,000	$32,870,000
Real estate expenses	(1,787,000)	(8,799,000)	(11,849,000)
Provision for depreciation	(159,000)	(2,352,000)	(5,765,000)
Interest expense(1)	—	(35,000)	(743,000)
Net gain on sales of discontinued operations	21,574,000	65,984,000	55,957,000

Total discontinued operations	$23,870,000	$78,611,000	$70,470,000

(1)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.

10.    Preferred Stock

The following table presents the Company’s issued and outstanding Preferred Shares as of December 31, 2009 and 2008:

	Optional Redemption Date(1)	Annual Dividend Rate per Share(2)	Outstanding at December 31, 2009	Outstanding at December 31, 2008
Preferred Stock, nonvoting, $0.01 par value; 20,000,000 shares authorized:
6.75% Series C cumulative redeemable, liquidation preference $25.00 per share, 4,000,000 shares outstanding at December 31, 2009 and 2008	March 2009	$1.6875	$100,000,000	$100,000,000
6.75% Series D cumulative redeemable, liquidation preference $25.00 per share, 3,000,000 shares outstanding at December 31, 2009 and 2008	December 2009	$1.6875	75,000,000	75,000,000

			$175,000,000	$175,000,000

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

11.    Stock Option Plans

Employee Plans

The 1992 Stock Option Plan and the 1999 BRE Stock Incentive Plan, as amended (the “Plans”) provide for the issuance of incentive stock options, non-qualified stock options, share appreciation rights, restricted shares and other grants. The maximum number of shares that may be issued under the Plans is 6,850,000. The option price may not be less than the fair market value of a share on the date that the option is granted and the options generally vest over three to five years. Shareholders initially adopted the 1999 BRE Stock Incentive Plan in 1999 and approved the plan as amended in 2007. The 1999 BRE Stock Incentive Plan, as amended, allows for grants of up to 4,500,000 shares. Changes in options outstanding were as follows:

	Years ended December 31
	2009		2008		2007
	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price
Balance at beginning of period	692,311	$30.80	713,426	$30.80	855,910	$30.66
Exercised	(9,500)	$22.40	(14,967)	$31.48	(140,984)	$29.93
Cancelled	(61,900)	$30.96	(6,148)	$28.65	(1,500)	$32.45

Balance at end of period	620,911	$30.92	692,311	$30.80	713,426	$30.80

Exercisable	620,911	$30.92	643,911	$30.68	588,626	$30.57
Weighted average estimated fair value of options granted during the year	—	$—	—	$—	—	$—

At December 31, 2009, the exercise price of shares under option ranged from $22.40 to $32.45, with a weighted average exercise price of $30.92. Expiration dates range from 2010 through 2014; the weighted average remaining contractual life of these options is three years. Stock options were exercised during 2009 on options originally granted with exercise prices of $22.40.

At December 31, 2009, there were 792,704 restricted shares outstanding under the Plans with an average grant date fair value price of $35.43. There were 336,450, 339,753 and 21,016 restricted shares granted in 2009, 2008 and 2007, respectively. The fair value of restricted shares awarded totaled $8,882,000, $15,430,000 and $1,418,000 in 2009, 2008 and 2007, respectively. During 2009, certain executive officers were granted 68,826 restricted shares with a performance based component, 45,116 restricted shares with market conditions and 115,419 restricted shares which are service based. During 2008, certain executive officers were granted 20,788 restricted shares with a performance based component, 7,124 restricted shares with market conditions and 42,492 restricted shares which are service based. There were no share awards to executive officers in 2007.

The intrinsic value of options exercised and restricted shares vested totaled $5,068,000, $1,440,000 and $4,295,000 during 2009, 2008 and 2007, respectively. The aggregate intrinsic value of options currently exercisable at December 31, 2009, 2008 and 2007 was $1,828,000, $63,860 and $5,860,000, respectively. The total compensation cost capitalized in connection with development activity totaled $1,416,000, $1,191,000 and $1,081,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Non-Employee Director Stock Option and Restricted Stock Plan

The Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan provides for: (1) annual grants of restricted stock with a market price-based value of $91,000 per year per non-employee director; (2) discretionary annual grants for service as Chairman of the Board or Lead Director of restricted stock with an aggregate value of up to $35,000 per year; and (3) annual grants for service as a Board committee chairman of restricted stock with an aggregate value of $10,500 per year per committee chairman. Under the plan, equity compensation for 2009 and all future service periods are to be paid in the form of restricted share grants and no new options are to be issued. The maximum number of shares that may be issued under this plan is 2,650,000. As with the Plans, the option price may not be less than the fair market value of a share on the date the option is granted. Changes in options outstanding were as follows:

	Years ended December 31
	2009		2008		2007
	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price
Balance at beginning of period	844,920	$33.95	878,752	$33.64	1,040,129	$32.84
Granted	—	—	—	—	35,613	$63.22
Exercised	—	—	(33,832)	$26.09	(193,216)	$29.11
Cancelled	(76,853)	$29.28	—	—	(3,774)	$63.22

Balance at end of period	768,067	$34.41	844,920	$33.95	878,752	$33.64

Exercisable	768,067	$34.41	831,920	$33.66	819,082	$32.39
Weighted average estimated fair value of options granted during the year		—		—		$8.50

At December 31, 2009, the exercise prices of shares under option ranged between $27.73 and $63.22, with expiration dates from 2010 to 2017. The weighted average remaining contractual life of these options is three years. At December 31, 2009, there were 32,611 restricted shares outstanding under the Plan with an average award price of $25.38. There were 32,611, 17,304 and 9,910 restricted shares granted in 2009, 2008 and 2007, respectively. The fair value of restricted shares awarded totaled $828,000, $838,000 and $564,000 in 2009, 2008 and 2007, respectively.

The intrinsic value of options exercised and restricted shares vested totaled $464,000, $1,265,000 and $6,261,000 in 2009, 2008 and 2007, respectively. The aggregate intrinsic value of options currently exercisable at December 31, 2009, 2008 and 2007 was $1,805,000, $69,493 and $6,667,000.

Direct Stock Purchase and Dividend Reinvestment Plan

In 1996, the Company instituted a direct stock purchase and dividend reinvestment plan (the “DRIP”) in which shareholders may purchase either newly issued or previously issued shares. There is no discount on shares purchased through the DRIP. The total amount of shares authorized under the DRIP is 1,500,000; from inception through December 31, 2009, 366,653 new shares have been issued.

12.    Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share with respect to income from continuing operations:

	For the years ended,
	2009	2008(2)	2007(2)
Numerator:
Net income available to common shareholders	$50,642,000	$122,760,000	$103,607,000
Less adjustment for earnings and gains from discontinued operations	(23,870,000)	(78,611,000)	(70,470,000)
Less allocation to participating securities for basic EPS(1)	(458,000)	(1,265,000)	(503,000)

Numerator for basic earnings per share from continuing operations	$26,314,000	$42,844,000	$32,634,000
Less allocation to participating securities for diluted EPS(1)	—	—	(1,000)
Numerator for diluted earnings per share from continuing operations	$26,314,000	$42,844,000	$32,633,000

Denominator
Denominator for basic earnings per share—weighted average shares	52,760,000	51,050,000	50,735,000
Effect of dilutive securities:
Stock based awards	1,000	390,000	790,000

Denominator for diluted earnings per share adjusted for weighted average shares and assumed conversion	52,761,000	51,440,000	51,525,000

Basic earnings per share from continuing operations	$0.50	$0.84	$0.64
Basic earnings per share from discontinued operations	0.45	1.54	1.39

Basic earnings per share	$0.95	$2.38	$2.03

Diluted earnings per share from continuing operations	$0.50	$0.83	$0.63
Diluted earnings per share from discontinued operations	0.45	1.53	1.37

Diluted earnings per share	$0.95	$2.36	$2.00

(1)	Adjustment to the numerators for diluted net income per share calculations when applying the two class method of calculating earnings per share.
(2)	Restated to reflect the adoption of new accounting guidance requiring retroactive application (Note 2 to our audited financial statements).

Under FASB guidance the effect of anti-dilutive Operating Company units and shares under option have been excluded from the diluted earnings per share calculation. Weighted average Operating Company units totaled 780,000, 830,000, and 870,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The anti-dilutive shares under option totaled 242,831, 82,198 and 32,326 for the years ended December 31, 2009, 2008 and 2007, respectively.

13.    Retirement Plan

BRE has a 401K defined contribution retirement plan covering all employees with more than six months of continuous full-time employment. In addition to employee elective deferrals, in 2009, 2008 and 2007, BRE contributed up to 3% of the employee’s contributions up to $7,350 per employee in 2009 from $6,900 per employee in 2008 and $6,750 per employee in 2007. The aggregate amounts contributed and recognized as expense by BRE were $518,000, $414,000 and $463,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

14.    Related Party Transactions

BRE has notes receivable from third party non-controlling interest members of limited liability company subsidiaries of the Company totaling $7,363,000 and $7,418,000 at December 31, 2009 and 2008, respectively. The amounts are recorded in Other assets on the consolidated balance sheets. These notes mature in 2013 and have a weighted average interest rate of approximately 5%. Interest income from the notes totaled $374,000, $378,000 and $381,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company has recourse to take over the ownership in the underlying assets from the third party non-controlling interest member in the event of default.

15.    Commitments and Contingencies

Commitments

During the years ended December 31, 2009, 2008 and 2007, total operating lease payments incurred for office space, including real estate taxes, insurance, repairs and utilities, aggregated $1,405,000, $1,164,000, and $1,032,000 respectively.

The minimum future basic aggregate rental commitment under the Company’s operating leases is as follows:

2010	$1,257,000
2011	979,000
2012	905,000
2013	783,000
2014	829,000
Thereafter	952,000

Total	$5,705,000

The Company entered into an operating lease for office space in Denver, CO commencing on February 1, 2008 and ending on January 31, 2013. The Company has one option to extend the lease for either 3 or 5 years. The Company entered into an operating lease for office space in Seattle, WA commencing on June 1, 2007 and ending September 1, 2012. The Company has one option to extend the lease for 5 years. The Company entered into an operating lease for the corporate office located in San Francisco, CA commencing on August 1, 2005 and ending on February 1, 2016. BRE has two options to extend the term of the lease for an additional 5 years for each option. BRE entered into an operating lease for office space in Irvine, CA commencing on December 1, 2005 and ending on December 1, 2010. The Company has one option to extend the lease for 5 years. Over the term of each lease, rent is based on fixed contractual increases to the base rent and expense is recognized on a straight line basis.

Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. As of December 31, 2009, there were no pending legal proceedings to which the Company is a party or of which any of its properties is the subject, the adverse determination of which the Company anticipates would have a material adverse effect upon its consolidated financial condition and results of operations.

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

On December 3, 2008, the Company closed this legal matter by reaching a $4,400,000 settlement with the remaining subcontractors. The settlement was not subject to a good faith hearing and the full amount was recognized in Other income during the fourth quarter of 2008.

17.    Subsequent Events

The Company has evaluated and disclosed subsequent events through February 12, 2010, the date of issuance of the financial statements.

18.    Supplemental Financial Data (Unaudited)

Quarterly financial information follows:

	2009
	Quarter ended March 31	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
	(amounts in thousands, except per share data)
Revenues*	$86,381	$86,257	$86,484	$85,482
Income/ (loss) from continuing operations	15,189	16,451	12,639	(3,809)
Discontinued operations	1,302	15,269	7,299	—
Redeemable noncontrolling interests in income	(545)	(545)	(401)	(394)
Preferred stock dividends	(2,953)	(2,953)	(2,953)	(2,953)

Net income/ (loss) available to common shareholders	$12,993	$28,222	$16,584	$(7,156)

Basic earnings (loss) per share from continuing operations	$0.22	$0.25	$0.17	$(0.13)
Basic earnings (loss) per share from discontinued operations	0.03	0.29	0.14	0.00

Basic earnings (loss) per share	$0.25	$0.54	$0.31	$(0.13)

Diluted earnings (loss) per share from continuing operations	$0.22	$0.25	$0.17	$(0.13)
Diluted earnings (loss) per share from discontinued operations	0.03	0.29	0.14	0.00

Diluted earnings (loss) per share	$0.25	$0.54	$0.31	$(0.13)

	2008(1)
	Quarter ended March 31	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
	(amounts in thousands, except per share data)
Revenues*	$84,278	$86,133	$87,947	$86,926
Income from continuing operations	12,917	13,946	15,319	16,069
Discontinued operations	3,320	3,968	28,209	43,114
Redeemable noncontrolling interests in income	(580)	(580)	(580)	(550)
Preferred stock dividends	(2,953)	(2,953)	(2,953)	(2,953)

Net income available to common shareholders	$12,704	$14,381	$39,995	$55,680

Basic earnings per share from continuing operations	$0.18	$0.20	$0.23	$0.24
Basic earnings per share from discontinued operations	0.07	0.08	0.55	0.84

Basic earnings per share	$0.25	$0.28	$0.78	$1.08

Diluted earnings per share from continuing operations	$0.19	$0.20	$0.22	$0.24
Diluted earnings per share from discontinued operations	0.06	0.08	0.55	0.84

Diluted earnings per share	$0.25	$0.28	$0.77	$1.08

*	Revenue totals do not include revenues from discontinued operations, other income and partnership income.
(1)	Restated to reflect the adoption of new accounting guidance requiring retroactive application (Note 2 to our audited financial statements).

For the years ended December 31, 2009, 2008 and 2007, the federal income tax components of the Company’s dividends on the common and preferred stock were as follows (unaudited).

	Ordinary Income	Long Term Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital
Common Stock
December 31, 2009	86%	—%	14%	—%
December 31, 2008	28%	52%	20%	—%
December 31, 2007	41%	51%	8%	—%

	Ordinary Income	Long Term Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital
Cumulative Redeemable Preferred Stock (all series)
December 31, 2009	86%	—%	14%	—%
December 31, 2008	28%	52%	20%	—%
December 31, 2007	41%	51%	8%	—%

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

(Dollar amounts in thousands)

Property Name	Location	Dates Acquired/ Constructed	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives-Years	Gross Amount at Which Carried at December 31, 2009
			Land	Building & Improvements			Land	Building & Improvements	Total	Accumulated Depreciation	Encumbrances
APARTMENTS
Sharon Green	Menlo Park, CA	1971/1970	$1,250	$5,770	$11,368	40	$1,250	$17,138	$18,388	$(13,159)	*	*
Verandas	Union City, CA	1993/1989	3,233	12,932	4,556	40	3,233	17,488	20,721	(7,949)
Foster’s Landing	Foster City, CA	1996/1987	11,742	47,846	12,166	40	11,742	60,012	71,754	(21,745)
Pinnacle Crow Canyon	San Ramon, CA	1996/1992	8,724	34,895	9,228	40	8,724	44,123	52,847	(16,307)
Lakeshore Landing	San Mateo, CA	1997/1988	8,547	34,228	7,050	40	8,547	41,278	49,825	(14,715)
Mission Peaks	Fremont ,CA	1997/1995	11,747	47,082	34,000	40	11,747	81,082	92,829	(29,792)
Deer Valley*	San Rafael, CA	1997/1996	6,042	24,169	3,281	40	6,042	27,450	33,492	(9,331)
Pinnacle City Centre*	Hayward, CA	2000/2000	4,903	22,999	817	40	4,903	23,816	28,719	(5,846)
Sun Pointe Village	Fremont ,CA	2000/1989	12,639	50,690	7,365	40	12,639	58,055	70,694	(14,499)
Avenue 64	Emeryville, CA	2007/2007	10,364	58,100	687	40	10,364	58,787	69,151	(3,100)	*	*

San Francisco Bay Area			79,191	338,711	90,518		79,191	429,229	508,420	(136,443)	—

Montanosa	San Diego, CA	1992/1989-90	6,005	24,065	8,293	40	6,005	32,358	38,363	(15,835)	31,256
Esplanade	San Diego, CA	1993/1985	6,350	25,421	5,796	40	6,350	31,217	37,567	(13,923)
Terra Nova Villas	Chula Vista, CA	1994/1985	2,925	11,699	3,395	40	2,925	15,094	18,019	(6,517)
Canyon Villas	Chula Vista, CA	1996/1981	3,064	12,258	3,018	40	3,064	15,276	18,340	(5,881)
Lakeview Village	Spring Valley, CA	1996/1985	3,977	15,910	3,922	40	3,977	19,832	23,809	(7,552)
Countryside Village	El Cajon, CA	1996/1989	1,002	4,007	1,223	40	1,002	5,230	6,232	(2,063)
Cambridge Park	San Diego, CA	1998/1998	7,628	30,521	5,888	40	7,628	36,409	44,037	(12,240)
Carmel Landing	San Diego, CA	1999/1989	6,928	27,686	7,081	40	6,928	34,767	41,695	(9,837)
Pinnacle at Carmel Creek	San Diego, CA	2000/2000	4,744	45,430	5,971	40	4,744	51,401	56,145	(12,592)	*	*
Pinnacle at Otay Ranch I & II	Chula Vista, CA	2001/2001	8,928	43,388	4,736	40	8,928	48,124	57,052	(10,605)	*	*
Mission Trails	San Diego, CA	2002/1987	5,315	21,310	2,223	40	5,315	23,533	28,848	(5,270)
Bernardo Crest	San Diego, CA	2002/1988	6,016	24,115	3,535	40	6,016	27,650	33,666	(6,504)
Carmel Summit	San Diego, CA	2006/1989	16,025	36,611	7,458	40	16,025	44,069	60,094	(5,557)

San Diego			78,907	322,421	62,539		78,907	384,960	463,867	(114,376)	31,256

Village Green	La Habra, CA	1972/1971	372	2,763	2,869	40	372	5,632	6,004	(4,218)
Sycamore Valley	Fountain Valley, CA	1996/1969	4,617	18,691	5,275	40	4,617	23,966	28,583	(9,320)
Villa Santana*	Santa Ana, CA	1997/1986	3,016	12,180	2,436	40	3,016	14,616	17,632	(5,295)
Parkside Court*	Santa Ana, CA	1997/1987	2,013	8,632	2,087	40	2,013	10,719	12,732	(3,835)
Villa Siena	Costa Mesa, CA	1999/1974	4,853	19,739	10,610	40	4,853	30,349	35,202	(8,148)
Cortesia at Rancho Santa Margarita	Rancho Santa Margarita, CA	2000/1999	7,740	30,982	3,682	40	7,740	34,664	42,404	(8,543)

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

(Dollar amounts in thousands)

Property Name	Location	Dates Acquired/ Constructed	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives-Years	Gross Amount at Which Carried at December 31, 2009
			Land	Building & Improvements			Land	Building & Improvements	Total	Accumulated Depreciation	Encumbrances
The Palms at Laguna Niguel	Rancho Niguel, CA	2001/1988	12,572	50,308	4,245	40	12,572	54,553	67,125	(12,751)	*	*
Pinnacle at MacArthur Place	South Coast Metro, CA	2002/2002	8,155	54,257	4,254	40	8,155	58,511	66,666	(10,880)	*	*
Pinnacle at Fullerton	Fullerton, CA	2004/2004	7,087	36,869	900	40	7,087	37,769	44,856	(5,403)	*	*
Pinnacle at Talega	San Clemente, CA	2004/2003	17,125	48,171	3,015	40	17,125	51,186	68,311	(8,794)	*	*
Renaissance at Uptown Orange	Orange	2007/2007	16,603	99,175	996	40	16,603	100,171	116,774	(5,623)
Park Viridian	Anaheim, CA	2009/2009	9,629	79,042	56	40	9,629	79,098	88,727	(1,215)

Orange County			93,782	460,809	40,425		93,782	501,234	595,016	(84,025)	—

Windrush Village	Colton, CA	1996/1985	3,747	14,989	2,977	40	3,747	17,966	21,713	(6,599)
The Summit	Chino Hills, CA	1996/1989	1,838	7,354	3,044	40	1,838	10,398	12,236	(3,811)
Parkside Village*	Riverside, CA	1997/1987	3,417	13,674	2,970	40	3,417	16,644	20,061	(5,706)
Boulder Creek	Riverside, CA	2002/1985	3,564	14,306	3,177	40	3,564	17,483	21,047	(4,324)
Emerald Pointe*	Diamond Bar, CA	2002/1989	5,052	20,248	2,329	40	5,052	22,577	27,629	(5,150)
Pinnacle at Riverwalk	Riverside, CA	2003/1986	14,603	58,237	9,841	40	14,603	68,078	82,681	(14,162)
Enclave at Town Square	Chino Hills, CA	2003/1987	2,473	10,069	2,344	40	2,473	12,413	14,886	(3,138)
Mission Grove Park	Riverside, CA	2005	15,120	61,873	1,824	40	15,120	63,697	78,817	(8,167)	32,332
The Heights I & II	Chino Hills, CA	2004/2005	9,132	58,844	1,286	40	9,132	60,130	69,262	(6,952)
Galleria at Towngate	Moreno Valley, CA	2006	3,640	35,579	706	40	3,640	36,285	39,925	(3,516)

Inland Empire			62,586	295,173	30,498		62,586	325,671	388,257	(61,525)	32,332

Candlewood North	Northridge, CA	1996/1964-95	2,110	8,477	2,004	40	2,110	10,481	12,591	(3,940)
Pinnacle at Westridge	Valencia, CA	2002/2004	11,253	31,465	823	40	11,253	32,288	43,541	(4,444)	*	*
Canyon Creek	Northridge, CA	2003/1986	6,152	24,650	3,176	40	6,152	27,826	33,978	(5,488)
Summerwind Townhomes	Harbor City, CA	2004/1987	6,950	27,879	4,052	40	6,950	31,931	38,881	(6,332)
Regency Palm Court	Los Angeles, CA	2004/1987	2,049	8,277	1,269	40	2,049	9,546	11,595	(1,908)
Windsor Court	Los Angeles, CA	2004/1987	1,638	6,631	1,206	40	1,638	7,837	9,475	(1,632)
Tiffany Court	Los Angeles, CA	2004/1987	3,033	12,211	2,376	40	3,033	14,587	17,620	(2,980)
Villa Azure	Los Angeles, CA	2004/2001	40,560	96,565	6,105	40	40,560	102,670	143,230	(14,717)	68,569
Catalina Gardens	Los Angeles, CA	2005/1987	6,400	20,309	921	40	6,400	21,230	27,630	(2,485)
Bridgeport Coast	Santa Clarita, CA	2006	11,500	28,741	291	40	11,500	29,032	40,532	(2,619)	*	*
The Stuart at Sierra Madre*	Pasadena	2007/2007	7,926	55,733	517	40	7,926	56,250	64,176	(2,786)
5600 Wilshire	Los Angeles, CA	2008/2008	32,825	100,993	131	40	32,825	101,124	133,949	(2,547)

Los Angeles			132,396	421,931	22,871		132,396	444,802	577,198	(51,878)	68,569

Selby Ranch	Sacramento, CA	1986/1971-74	2,660	18,340	11,262	40	2,660	29,602	32,262	(16,315)	*	*

Sacramento			2,660	18,340	11,262		2,660	29,602	32,262	(16,315)	—

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

(Dollar amounts in thousands)

Property Name	Location	Dates Acquired/ Constructed	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives-Years	Gross Amount at Which Carried at December 31, 2009
			Land	Building & Improvements			Land	Building & Improvements	Total	Accumulated Depreciation	Encumbrances
Pinnacle at South Mountain I & II*	Phoenix, AZ	1997/1996	11,062	44,257	3,065	40	11,062	47,322	58,384	(15,003)	*	*
Pinnacle Towne Center*	Phoenix, AZ	1998/1998	6,688	27,631	1,773	40	6,688	29,404	36,092	(8,893)	*	*

Phoenix			17,750	71,888	4,838		17,750	76,726	94,476	(23,896)	—

Parkwood at Mill Creek	Mill Creek, WA	1989/1989	3,947	15,811	2,212	40	3,947	18,023	21,970	(9,088)
Shadowbrook	Redmond, WA	1987-98/1986	4,776	17,415	4,618	40	4,776	22,033	26,809	(12,137)
Citywalk	Seattle, WA	1988/1988	1,123	4,276	899	40	1,123	5,175	6,298	(2,783)
Thrasher’s Mill	Bothell, WA	1996/1988	2,031	8,223	1,988	40	2,031	10,211	12,242	(3,970)
Ballinger Commons	Seattle, WA	1996/1989	5,824	23,519	4,581	40	5,824	28,100	33,924	(10,671)
Montebello	Kirkland, WA	1998/1998	6,680	27,274	1,343	40	6,680	28,617	35,297	(8,754)
Park Highland	Bellevue, WA	1998/1993	5,602	22,483	2,906	40	5,602	25,389	30,991	(7,882)
Pinnacle Belle Centre	Bellevue, WA	2000/2000	11,163	32,821	1,575	40	11,163	34,396	45,559	(7,834)	*	*
Pinnacle Sonata	Bothell, WA	2002/2000	8,576	39,067	592	40	8,576	39,659	48,235	(8,213)
Pinnacle at Lake Washington	Renton, WA	2001/2001	4,878	26,184	1,903	40	4,878	28,087	32,965	(5,652)	*	*
The Audrey at Belltown	Seattle, WA	2001/1992	4,279	17,259	2,638	40	4,279	19,897	24,176	(4,627)
The Trails of Redmond	Redmond, WA	2004/1985	17,413	45,013	8,981	40	17,413	53,994	71,407	(10,600)
Taylor 28	Seattle, WA	2009/2009	8,100	52,101	57	40	8,100	52,158	60,258	(852)

Seattle			84,392	331,446	34,293		84,392	365,739	450,131	(93,063)	—

Partially Completed Multi Family			—	58,327	—	40	—	58,327	58,327	(104)

Non-Multi
Gateway at Emeryville	Emeryville, CA		10,201	2,328	150	2	10,201	2,478	12,679	(2,328)	—

TOTAL			$561,865	$2,321,374	$297,394		$561,865	$2,618,768	$3,180,633	$(583,953)	$752,157

*	Property held by a consolidated subsidiary of the Company
**	Properties secure the Company’s $620,000,000 credit facility with Deutsche Bank Berkshire Mortgage, Inc.

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

(Amounts in thousands)

The activity in investments in rental properties and related depreciation for the three-year period ended December 31, 2009 is as follows:

Investments in rental properties:

	Years ended December 31,
	2009	2008(1)	2007(1)
Balance at beginning of year	$2,927,481	$2,824,383	$2,726,501
Transfers from construction in progress	283,434	177,246	129,973
Transfers of rental property to other assets	—	(1,646)	—
Capital expenditures	20,240	18,596	17,503
Rehabilitation expenditures	7,097	16,806	29,140
Investments sold	(59,663)	(105,034)	(60,227)
Investments classified as held for sale	—	—	(16,892)
Change in accrued improvements to direct investment in real estate costs	2,044	(2,870)	(1,615)

Balance at end of year	$3,180,633	$2,927,481	$2,824,383

Accumulated depreciation on rental properties:

	Years ended December 31,
	2009	2008(1)	2007(1)
Balance at beginning of year	$514,388	$458,474	$401,893
Provision for depreciation, including discontinued operations	88,419	81,459	79,949
Dispositions	(18,854)	(25,545)	(23,368)

Balance at end of year	$583,953	$514,388	$458,474

Certain balances have been reclassified to real estate held for sale, net.

(1)	Restated to reflect the adoption of new accounting guidance requiring retroactive application (Note 2 to our audited financial statements).

INDEX TO EXHIBITS

Exhibit No.	Description
3.0	Amended and Restated Articles of Incorporation (previously filed on April 1, 1996 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

3.1	Articles of Amendment of BRE Properties, Inc., incorporated by reference to Annex A to the Definitive Proxy Statement filed by the Registrant with the Commission on April 5, 2005.

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

4.7

Equity Distribution Agreement, dated as of May 14, 2009, between the Registrant and Goldman Sachs & Co. (previously filed on May 14, 2009 as Exhibit 1.1 to the Registrants Current Report on the Form 8-K and incorporated by reference herein).

Exhibit No.	Description
4.8	Form of Note due 2014 (previously filed on March 16, 2004 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.9	Form of Note due 2010 (previously filed on May 18, 2005 as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.10

Specimen Common Stock Certificate (previously filed on February 17, 2004 as Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein)

4.11	Specimen 6.75% Series C Cumulative Redeemable Preferred Stock Certificate (previously filed on March 1, 2004 as Exhibit 4.1 to the Registrant’s Form 8-A and incorporated by reference herein)

4.12	Specimen 6.75% Series D Cumulative Redeemable Preferred Stock Certificate (previously filed on December 8, 2004 as Exhibit 1.6 to the Registrant’s Form 8-A and incorporated by reference herein)

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

10.6*

BRE Properties Inc. Deferred Compensation Plan effective January 1, 2000 (previously filed on March 24, 2000 as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, as amended by the Annual Report on Form 10-K/A filed on August 4, 2000 and incorporated by reference herein)

10.7*

Amended and Restated Employment agreement with Constance B. Moore dated November 20, 2006 (previously filed November 21, 2006 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.8*

First Amendment to the Amended and Restated Employment Agreement with Constance B. Moore dated December 31, 2008 (previously filed on February 18, 2009 as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein)

10.9*

Amended and Restated Employment Agreement with Edward F. Lange, Jr. dated November 20, 2006 (previously filed on November 21, 2006 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.10*

First Amendment to the Amended and Restated Employment Agreement with Edward F. Lange, Jr. dated December 31, 2008 (previously filed on February 18, 2009 as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein)

Exhibit No.	Description
10.11*

Employment Agreement with Stephen C. Dominiak dated August 12, 2008 (previously filed on August 13, 2008—Exhibit 99.2 to the Registrant’s current Report on Form 8-K and incorporated by reference herein)

10.12*

First Amendment to the Employment Agreement with Stephen C. Dominiak dated December 31, 2008 (previously filed on February 18, 2009 as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein)

10.13*

Employment Agreement with Kerry Fanwick dated January 2, 2007 (previously filed on November 6, 2008 as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.14*

First Amendment to the Employment Agreement with Kerry Fanwick dated December 31, 2008 (previously filed on February 18, 2009 as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein)

10.15*	Form of Indemnification Agreement (previously filed on February 27, 2002 as Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.16

Treasury rate guarantee hedge with Morgan Stanley, dated November 21, 1997 (previously filed on March 26, 1998 as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference herein)

10.17

Amended and Restated Limited Liability Company Agreement of BRE Property Investors LLC, dated as November 18, 1997 (previously filed on December 18, 1997 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.18

Contribution Agreement dated as of September 29, 1997 between the Registrant, BRE Property Investors LLC and the TCR Signatories (previously filed on November 14, 1997 as Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference herein)

10.19

Registration Rights Agreement among the Registrant, BRE Property Investors LLC and the other signatories thereto dated November 18, 1997 (previously filed on December 3, 1997 as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (No. 333-41433), as amended, and incorporated by reference herein)

10.20

Registration Rights Agreement between the Registrant and Legg Mason Unit Investment Trust Series 7, Legg Mason REIT Trust, December 1998 Series, dated as of December 23, 1997, (previously filed on January 27, 1998 as Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 (No. 333-44997), as amended, and incorporated by reference herein)

10.21*

Retirement Plan for Employees of BRE Properties, Inc. (previously filed on March 12, 2003 as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by the Annual Report on the Registrant’s Form 10-K/A on June 12, 2003 and incorporated by reference herein)

10.22*

Form of option agreement for the 1999 BRE Stock Incentive Plan (previously filed on March 16, 2005 as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.23*

Form of option agreement for the Second Amended and Restated Non-Employee Directors Stock Option and Restricted Stock Plan (previously filed on March 16, 2005 as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.24*

Form of performance stock award for the 1999 BRE Stock Incentive Plan (previously filed on March 16, 2005 as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

Exhibit No.	Description
10.25*

Form of 2005 performance stock award for the 1999 BRE Stock Incentive Plan (previously filed on March 1, 2007 as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated by reference herein)

10.26*

Performance stock award agreement with Edward F. Lange, Jr., dated as of October 23, 2008 under the 1999 BRE Stock Incentive Plan (previously filed on October 29, 2008 as Exhibit 99.1 to the Registrant’s current report on Form 8-K and incorporated by reference herein)

10.27*

Form of restricted stock award agreement for the Second Amended and Restated Non-Employee Directors Stock Option and Restricted Stock Plan (previously filed on March 16, 2005 as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.28*

Form of certificate of stock option grant for 1999 BRE Stock Incentive Plan (previously filed on February 2, 2010 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.29*

Form of performance stock award agreement for the 1999 BRE Stock Incentive Plan (previously filed on February 2, 2010 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.30*	Form of restricted stock award agreement for the Fifth Amended and Restated Non-Employee Directors Stock Option and Restricted Stock Plan

10.31*	Form of restricted stock award agreement for the 1999 BRE Stock Incentive Plan

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