Form 10-Q
period 2010-03-31
BRE PROPERTIES INC /MD/
filed 2010-05-07
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of common stock outstanding as of April 30, 2010                     63,784,657

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

March 31, 2010

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements.

BRE Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets

Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$3,227,114	$3,180,633
Construction in progress	80,160	101,354
Less: accumulated depreciation	(597,546)	(583,953)

	2,709,728	2,698,034

Equity investment in real estate joint ventures	61,697	61,999
Real estate held for sale, net	26,214	—
Land under development	158,798	155,532

Total real estate portfolio	2,956,437	2,915,565

Cash	9,107	5,656
Other assets	56,012	58,787

Total assets	$3,021,556	$2,980,008

Liabilities and Shareholders’ Equity

Liabilities:
Unsecured senior notes	$828,468	$826,918
Unsecured line of credit	340,000	288,000
Mortgage loans payable	751,513	752,157
Accounts payable and accrued expenses	51,415	56,409

Total liabilities	1,971,396	1,923,484

Redeemable noncontrolling interests	33,655	33,605

Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 7,000,000 shares with $25 liquidation preference issued and outstanding at March 31, 2010 and December 31, 2009	70	70
Common stock, $0.01 par value, 100,000,000 shares authorized; 55,663,133 and 55,136,359 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	557	551
Additional paid-in capital	1,144,566	1,135,505
Cumulative dividends in excess of accumulated net income	(128,688)	(113,207)

Total shareholders’ equity	1,016,505	1,022,919

Total liabilities and shareholders’ equity	$3,021,556	$2,980,008

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2010	2009
Revenues
Rental income	$81,950	$82,064
Ancillary income	3,286	3,296

Total revenues	85,236	85,360

Expenses
Real estate	27,902	26,074
Provision for depreciation	22,964	20,547
Interest	21,099	21,022
General and administrative	5,206	4,326
Other expenses	925	—

Total expenses	78,096	71,969

Other income	724	628
Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	7,864	14,019
Income from unconsolidated entities	547	656

Income from continuing operations	8,411	14,675
Income from discontinued operations, net	440	1,816

Income from discontinued operations	440	1,816
Net income	8,851	16,491
Redeemable noncontrolling interest in income	373	545

Net income attributable to controlling interests	8,478	15,946
Dividends attributable to preferred stock	2,953	2,953

Net income available to common shareholders	$5,525	$12,993

Per common share data - Basic Income from continuing operations (net of preferred dividends and redeemable noncontorlling interest in income)	$0.09	$0.22
Income from discontinued operations	$0.01	$0.03

Net income available to common shareholders	$0.10	$0.25

Weighted average common shares outstanding – basic	55,320	51,180

Per common share data - Diluted
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.09	$0.22
Income from discontinued operations	$0.01	$0.03

Net income available to common shareholders	$0.10	$0.25

Weighted average common shares outstanding – diluted	55,415	51,180

Dividends declared and paid per common share	$0.3750	$0.5625

See condensed notes to unaudited consolidated financial statements

BRE Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$8,851	$16,491
Adjustments to reconcile net income to net cash flows generated by operating activities:
Net gain on sale of land	—	(121)
Non cash interest on convertible debt	1,504	1,758
Income from unconsolidated entities	(547)	(656)
Distributions of earnings from unconsolidated entities	825	679
Provision for depreciation	22,964	20,547
Provision for depreciation from discontinued operations	143	363
Non cash share based compensation expense	1,240	589
Increase (decrease) in other assets	2,031	(1,620)
(Decrease) in accounts payable and accrued expenses	(1,304)	(18,520)

Net cash flows generated by operating activities	35,707	19,510

Cash flows from investing activities:
Purchase of operating real estate property	(46,201)	—
Additions to land under development	(4,081)	(3,844)
Additions to direct investment construction in progress	(11,237)	(29,860)
Rehabilitation expenditures and other	(1,125)	(2,026)
Capital expenditures	(3,846)	(2,732)
Improvements to real estate joint ventures	—	(56)
Additions to furniture, fixtures and equipment	(26)	(235)
Proceeds from sale of land, net of closing costs	—	9,100
Investments in properties under contract	—	(1,930)

Net cash flows used in investing activities	(66,516)	(31,583)

Cash flows from financing activities:
Principal payments on mortgage loans	(644)	(17,496)
Repayment of unsecured notes	—	(50,000)
Lines of credit:
Advances	100,000	141,000
Repayments	(48,000)	(21,000)
Cash dividends paid to common shareholders	(21,006)	(29,161)
Cash dividends paid to preferred shareholders	(2,953)	(2,953)
Distributions to operating company unit holders	(268)	(439)
Distributions to other noncontrolling interests	(105)	(106)
Proceeds from exercises of stock options and other	10,177	2,351
Conversion/Redemption activity	(2,129)	—
Proceeds from dividend reinvestment plan	207	398
Deposits on financing activity	(1,019)	(12,400)

Net cash flows provided by financing activities	34,260	10,194

Increase/(Decrease) in cash	3,451	(1,879)
Cash balance at beginning of period	5,656	7,724

Cash balance at end of period	$9,107	$5,845

BRE Properties, Inc.

Consolidated Statements of Cash Flows Cont. (unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2010	2009
Supplemental disclosure of non cash activities:
Transfers of construction in progress to investments in rental properties	$31,728	$116,866

Transfer of net investment in rental properties to held for sale	$26,563	$70,261

Change in accrued improvements to direct investments in real estate	$1,072	$268

Change in accrued development costs for construction in progress and land under development	$1,425	$3,508

Change in market value of redeemable noncontrolling interests	$2,179	$6,525

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2010

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements have been omitted. The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2009 of BRE Properties, Inc. (the “Company” or “BRE”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments only) necessary for a fair presentation of the Company’s consolidated financial statements for the interim periods presented.

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

NOTE B – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The cost related to stock-based compensation included in the determination of consolidated net income for the three months ended March 31, 2010 and 2009 includes all awards outstanding that vested during these periods.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to four years. At March 31, 2010, compensation cost related to unvested awards not yet recognized totaled approximately $15,000,000 and the weighted average period over which it is expected to be recognized is 3.66 years. During the three months ended March 31, 2010, 204,184 restricted shares were awarded and 194,337 restricted shares vested. During the three months ended March 31, 2010, 106,220 stock options were awarded.

NOTE C – CONSOLIDATION OF VARIABLE INTEREST ENTITIES

Arrangements that are not controlled through voting or similar rights are reviewed under the guidance of variable interest entities “VIEs”. A Company is required to consolidate the assets, liabilities and operations of a VIE if it is determined to be the primary beneficiary of the VIE.

In June 2009, the FASB changed the consolidation analysis for VIEs to require a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The guidance requires an ongoing reconsideration of the primary beneficiary and also amends the events

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

March 31, 2010

triggering a reassessment. The new guidance is effective for the Company beginning January 1, 2010. Additional disclosures for VIEs are required, including a description about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE.

Under the new guidance, an entity is a VIE and subject to consolidation, if by design a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that the joint venture LLCs are not VIEs. The Company further reviewed the management fees paid to it by our joint venture partners and determined that they do not create variable interests in the entities. As of March 31, 2010, the Company has no land purchase options outstanding requiring evaluation as VIEs and potential consolidation. The Company has concluded that there is no impact on the financial statements as a result of the adoption of the new guidance.

Under applicable accounting guidance, the managing member of a limited liability company, or LLC, is presumed to control the joint venture LLCs and must prove non-managing member(s) have certain rights that preclude the managing member from exercising unilateral control. The Company has reviewed its control as the General Partner of the Company’s joint venture assets and concluded that it does not have control over any of the LLCs managed by the Company. The Company has applied the equity method of accounting to its investments in joint ventures.

NOTE D – REAL ESTATE PORTFOLIO

FASB guidance on property acquisitions requires the acquiring entity in a business combination to recognize the fair value of assets acquired and liabilities assumed in the transaction and recognize contingent consideration arrangements and pre-acquisition loss and gain contingencies at their acquisition-date fair value. The acquirer is required to expense, as incurred, acquisition related transaction costs. BRE expenses costs associated with the pursuit of potential acquisitions to General and Administrative expenses. Once an acquisition is probable the costs are categorized and expensed in Other expenses.

Acquisitions

On March 23, 2010, the Company purchased an operating community totaling 194 units located in San Diego, CA, for an aggregate purchase price of $46,201,000.

Subsequent to the end of the quarter, on April 20, 2010, the Company purchased an operating community totaling 117 units located in San Jose, CA, for an aggregate purchase price of $29,600,000.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

March 31, 2010

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

Discontinued operations and dispositions

At March 31, 2010, the Company had one operating apartment community classified as held for sale located in Kirkland, Washington, totaling 248 units. The community was classified as held for sale in March 2010, and as a result no depreciation has been recorded since the classification. The property was subsequently sold on April 5, 2010, for an aggregate sales price of approximately $39,000,000, resulting in a net gain on sale of approximately $12,000,000.

During 2009, the Company sold two communities totaling 752 units: Overlook at Blue Ravine, with 512 units located in Folsom, California; and Arbor Pointe, a 240 unit property located in Sacramento, California. The two properties were sold for an aggregate sales price of approximately $67,000,000, resulting in a net gain on sales of approximately $21,574,000. In addition to the two communities, the Company sold an excess parcel of land in Santa Clara, California, classified as held for sale at December 31, 2008, for gross sales proceeds totaling $17,100,000, approximately equal to the carrying value.

For the quarter ended March 31, 2010, the results of operations generated by the property sold on April 5, 2010, were included in discontinued operations on the consolidated statement of income and totaled approximately $440,000. For the quarter ended March 31, 2009, the combined results of operations generated by the property sold in April 2010, and the two properties sold during 2009 were included in the discontinued operations line on the consolidated statement of income and totaled approximately $1,816,000.

The following is a breakdown of the combined results of operations for the operating apartment communities included in discontinued operations:

	For the Three Months ended March 31,
(amounts in thousands)	2010	2009
Rental and ancillary income	$887	$3,248
Real estate expenses	(304)	(1,069)
Provision for depreciation	(143)	(363)

Income from discontinued operations, net	$440	$1,816

NOTE E – EQUITY

On February 24, 2010, the Company entered into new Equity Distribution Agreements (EDAs) under which the Company may issue and sell from time to time through or to its sales agents shares of its common stock having an aggregate offering price of up to $250,000,000. During the three months ended March 31, 2010 no shares were issued under the EDAs. The Company intends to use any net proceeds from the sale of our shares under the EDAs for general corporate purposes, which may include reducing borrowings under our unsecured credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities and financing for acquisitions.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

March 31, 2010

Effective February 24, 2010, the Company terminated the equity distribution agreement it entered into May 14, 2009 under which the Company could issue and sell from time to time through or to its sales agent shares of its common stock having an aggregate offering price of up to $125,000,000. During 2009, 3,801,185 shares were issued under the distribution agreement for gross proceeds of approximately $104,600,000 with an average gross share price of $27.52. Proceeds were used for general corporate purposes, which included reducing borrowings under the Company’s unsecured credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding securities and funding for development activities.

On April 26, 2007, the Company’s Board of Directors authorized BRE to purchase an aggregate of up to $100,000,000 of its shares of common stock. As of May 7, 2010, the Company has not purchased any shares under this authorization.

During the three months ended March 31, 2010, 520,976 shares of common stock were issued under the Company’s stock-based compensation plans, 5,798 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan and 56,154 operating company units were exchanged for cash.

Consolidated Statements of Stockholders Equity

(Dollar amounts in thousands, except share and per share data)

March 31, 2010
Common Stock Shares
Balance at beginning of year	55,136,359
Stock options exercised, net of shares tendered	400,916
Vested restricted shares net of shares tendered	120,060
Shares issued pursuant to dividend reinvestment plan	5,798

Balance at end of period	55,663,133

Preferred stock shares
Balance at beginning of year	7,000,000

Balance at end of period	7,000,000

Common stock
Balance at beginning of year	$551
Stock options exercised	4
Vested restricted shares	2

Balance at end of period	$557

Preferred stock
Balance at beginning of year	$70

Balance at end of period	$70

Additional paid-in capital
Balance at beginning of year	$1,135,505
Stock based compensation	12,052
Change in redemption value on redeemable noncontrolling interests	(2,179)
Dividend reinvestment plan	207
Other	(1,019)

Balance at end of period	$1,144,566

Accumulated net income less than cumulative dividends
Balance at beginning of year	(113,207)
Net income	8,851
Cash dividends declared to common shareholders	(21,006)
Cash dividends declared to preferred shareholders	(2,953)
Redeemable noncontrolling interest in income	(373)

Balance at end of period	$(128,688)

Redeemable noncontrolling interests
Balance at beginning of year	$33,605
Redeemable noncontrolling interest in income	373
Distributions to redeemable noncontrolling interests	(373)
Conversion/ Redemption activity	(2,129)
Change in redemption value of redeemable noncontrolling interests	2,179

Balance at end of period	$33,655

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

March 31, 2010

NOTE F – LEGAL MATTERS

As of March 31, 2010, there were no pending legal proceedings to which the Company is a party or of which any of the Company’s properties are the subject, which management anticipates would have a material effect on the Company’s consolidated financial position and results of operations.

NOTE G – DEBT

On September 18, 2007, the Company amended and restated its credit agreement with a group of 18 lenders, increasing the size of the revolving credit facility from $600,000,000 to $750,000,000 and extending the maturity date from January 18, 2010 to September 18, 2012. The new amended and restated facility has a five-year term. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, the Company pays a 0.15% annual facility fee on the capacity of the facility. Borrowings under the revolving unsecured line of credit totaled $340,000,000 at March 31, 2010, compared to $288,000,000 at December 31, 2009. Borrowings under the credit facility are used to fund acquisition and development activities as well as for general corporate purposes. The Company typically reduces its outstanding balance on the revolving unsecured line of credit with available cash balances.

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

NOTE H – NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB changed the consolidation analysis for VIEs to require a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The guidance requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment. Additional disclosures for VIEs are required, including a description about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. The new guidance is effective for the Company beginning January 1, 2010. The adoption of this guidance did not impact the Company’s financial position or results of operations.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

March 31, 2010

In January 2010, the FASB issued updated guidance on improving disclosures about fair value measurements. Specifically the guidance adds disclosure requirements for significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers. These disclosures are also made on a gross basis (i.e., significant transfers into each level are disclosed separately from transfers out of each level). The adoption of this guidance did not impact the Company’s financial position or results of operations. In June 2009, the FASB amended guidance related to transfers of financial assets and extinguishment of liabilities to remove the concept of a qualifying special purpose entity, and clarifies and amends the derecognition criteria for determining whether a transfer of a financial asset or portion of a financial asset qualifies for sale accounting. Expanded disclosures regarding transferred assets and how they affect the reporting entity are now required. The new guidance is effective for the Company beginning January 1, 2010. The Company has concluded that there is no impact on the consolidated financial statements as a result of the adoption of the new guidance. The adoption of this guidance did not impact the Company’s financial position or results of operations.

NOTE I – FAIR VALUE MEASUREMENT

The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash, other assets, accounts payable and accrued expenses, and lines of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of the Company’s mortgage loans and unsecured senior notes is approximately $1,185,000,000 at March 31, 2010 (compared to a carrying value of $1,579,981,000 at March 31, 2010).

Under FASB guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.

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

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities classified as Level 1 fair value generally are G-7 government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

March 31, 2010

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

Fair Value Measurements

Our redeemable noncontrolling interests that have a conversion feature are required to be marked to redemption value at each reporting period. The maximum redemption amount of the redeemable noncontrolling interests is contingent on the fair value of the Company’s common stock at the redemption date, and therefore the amount reported on the consolidated balance sheets is calculated based on the fair value of the Company’s common stock as of the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests are classified as Level 2. The impact was an increase of redeemable noncontrolling interests to $6,803,000 at March 31, 2010 and an increase in redeemable noncontrolling interests to $4,624,000 at December 31, 2009, to adjust the noncontrolling interest to its redemption value with an offsetting change in cumulative dividends in excess of accumulated net income.

The estimated fair values of investment securities classified as deferred compensation plan investments are based on quoted market prices utilizing public information for the same transactions or information provided through third-party advisors and are therefore classified as Level 1. The Company’s deferred compensation plan investments are recorded in other assets and totaled $2,517,000 and $2,604,000 at March 31, 2010 and at December 31, 2009.

There were no transfers of assets measured at fair value between Level 1 and Level 2 of the fair value hierarchy for the three months ended March 31, 2010.

NOTE J – SUBSEQUENT EVENTS

On April 5, 2010, the Company sold one community totaling 248 units located in Kirkland, Washington. The property was sold for an aggregate sales price of approximately $39,000,000, resulting in a net gain on sales of approximately $12,000,000.

On April 7, 2010, the Company completed an equity offering of 8,050,000 common shares, including shares issued to cover over-allotments, at $34.25 per share. Total net proceeds from this offering were approximately $264,200,000 after deducting the underwriting discount and other offering expenses payable by the Company. The Company used the net proceeds from the offering for general corporate purposes, which included reducing borrowings under its unsecured revolving credit facility.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

March 31, 2010

On April 20, 2010, the Company purchased an operating community totaling 117 units located in San Jose, CA, for an aggregate sales price of $29,600,000.

On April 30, 2010 the Company refinanced a single property mortgage loan totaling $59,500,000 at a fixed rate of 5.20%. The mortgage has a 10 year interest only term. The original mortgage note had a principal amount outstanding of $31,100,000 and was scheduled to mature on October 1, 2010, at a fixed rate of 7.38%.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Summary

We are a self-administered equity real estate investment trust, or “REIT,” focused on the acquisition, development and management of multifamily apartment communities in the Western United States. At March 31, 2010, our portfolio had real estate assets with a net book value of approximately $3.0 billion that included 75 wholly or majority-owned apartment communities, aggregating 21,735 units; thirteen multifamily communities owned in joint ventures, comprised of 4,080 apartment units; and five wholly or majority-owned apartment communities in various stages of construction and development, totaling 1,568 units. We earn revenue and generate cash primarily by collecting monthly rent from our apartment residents.

We currently have one community with a total of 270 units under construction. The total estimated investment is $89,700,000, with an estimated balance to complete totaling $9,500,000. Expected delivery dates for these units range from the second quarter of 2010 through the third quarter 2010. The development community is located in Northern California. At March 31, 2010, we owned four parcels of land for future development located in Northern and Southern California.

Subsequent to the end of the quarter, we completed an equity offering of 8,050,000 common shares, including shares issued to cover over-allotments, at $34.25 per share. Total net proceeds from this offering were approximately $264,200,000 after deducting the underwriting discount and other offering expenses. We used the net proceeds from the offering for general corporate purposes, which include reducing borrowings under its unsecured revolving credit facility. This offering strengthened our balance sheet credit metrics and provided necessary capital for growth.

Our year-over-year operating results reflect same-store performance, rental and ancillary income from communities stabilized during 2009, and properties in the lease-up phase of development. We define same-store properties as stabilized apartment communities owned by us for at least five full quarters. Acquired communities and recently completed development properties are considered non same-store communities.

Results of Operations

Comparison of the Three Months Ended March 31, 2010 and 2009

Rental and ancillary income

Total rental and ancillary revenues were $85,236,000 for the three months ended March 31, 2010, compared to $85,360,000 for the same period in 2009. We define our non same-store communities as communities acquired, developed and stabilized after December 31, 2008. During the 15 months subsequent to December 31, 2008, we had 1,097 units in different phases of lease up. The decrease in total rental and ancillary revenues was driven by same-store communities. Same-store communities revenue decreased by approximately $3,966,000 or 5% for the three months ended March 31, 2010, compared to the same period in 2009. The decrease was offset by an increase in rental and ancillary revenues from non same-store communities of approximately $3,842,000 or 367% for the three months ended March 31, 2010, compared to the same period in 2009. Monthly market rents in the same-store portfolio for the first quarter of 2010 decreased 8.1% to $1,376 per unit from $1,497 per unit in the first quarter of 2009.

A summary of the components of revenues for the quarters ended March 31, 2010 and 2009 follows (dollar amounts in thousands):

	Three months ended March 31, 2010		Three months ended March 31, 2009
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2009 to 2010
Rental income	$81,950	96%	$82,064	96%	—%
Ancillary income	3,286	4%	3,296	4%	—%

Total revenues	$85,236	100%	$85,360	100%	—%

The total decrease in revenues of $124,000 for the three months ended March 31, 2010, as compared with the three months ended March 31 2009, was generated from a decrease in same-store revenue offset by an increase in non same-store revenue as follows (dollar amounts in thousands):

	2010 Change	% Change from 2009 to 2010
Same-store communities	$(3,966)	(5)%
Non same-store communities	3,842	367%

Total decrease in rental and ancillary revenues (excluding revenues from discontinued operations)	$(124)	—%

Real estate expenses

For the quarter ended March 31, 2010, real estate expenses totaled $27,902,000, as compared with $26,074,000 for the quarter ended March 31, 2009. The year-over-year increase in total real estate expenses is attributable to non same-store communities. Non same-store expenses increased approximately $1,283,000, or 148% from the quarter ended March 31, 2009 which represents the increase in the year-over-year size of the portfolio from recently completed development properties.

A summary of the categories of real estate expenses for the three months ended March 31, 2010 and 2009 follows (dollar amounts in thousands):

	Three months ended March 31, 2010		Three months ended March 31, 2009
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2009 to 2010
Same-store	$25,754		$25,209		2%
Non same-store	2,148		865		148%

Total real estate Expenses	$27,902	33%	$26,074	31%	7%

Interest expense

Interest expense was $21,099,000 (net of $3,134,000 of interest capitalized to the cost of apartment communities under development and construction) for the quarter ended March 31, 2010, an increase of $77,000 from the same period in 2009. Interest expense was $21,022,000 for the quarter ended March 31, 2009 (net of $5,655,000 of interest capitalized to the cost of apartment communities under development and construction). The decrease in capitalized interest for the quarter ended March 31, 2010 from the same period in 2009 is attributable to fewer communities under development and construction during 2010.

General and administrative expenses

General and administrative expenses totaled $5,206,000 and $4,326,000 for the three months ended March 31, 2010 and 2009, respectively. The $880,000, or 20%, increase in the current period is primarily due to an increase of approximately $650,000 in stock based compensation costs.

Other income

Other income for the quarter ended March 31, 2010 totaled $724,000 and is comprised of approximately $418,000 of management fee income and approximately $255,000 of interest income. Other income for the quarter ended March 31, 2009 totaled $628,000 and is comprised of approximately $428,000 of management fee income and approximately $94,000 of interest income.

Other Expenses

Other expenses for the quarter ended March 31, 2010 totaled $925,000 and is comprised of approximately $700,000 of acquisition related costs associated with the purchase of a property in San Diego, CA, and approximately $200,000 of acquisition related costs associated with the purchase of a property in San Jose, CA, which was closed subsequent to the end of the quarter.

Discontinued operations

BRE classifies the results of operations for properties sold during the period or designated as held for sale at the end of the period and deemed a component of an entity to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposal of properties held for sale is reported as discontinued operations. At March 31, 2010, we had one operating apartment community classified as held for sale located in Kirkland, Washington, totaling 248 units. The property was subsequently sold on April 5, 2010, for an aggregate sales price of approximately $39,000,000, resulting in a net gain on sales of approximately $12,000,000.

During 2009, we sold two communities totaling 752 units: Overlook at Blue Ravine, with 512 units located in Folsom, California; and Arbor Pointe, a 240 unit property located in Sacramento, California. The two properties were sold for an aggregate sales price of approximately $67,000,000, resulting in a net gain on sale of approximately $21,574,000. In addition to the two communities, we sold an excess parcel of land in Santa Clara, California, for gross sales proceeds totaling $17,100,000, approximately equal to the carrying value.

For the quarter ended March 31, 2010, the results of operations generated by the one operating apartment community sold during April 2010 was included in discontinued operations on the consolidated statements of income and totaled approximately $440,000. For the quarter ended March 31, 2009, the combined results of operations generated by the one property sold in April 2010, and the two properties sold during 2009 were included in the discontinued operations line on the consolidated statements of income and totaled approximately $1,816,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the first quarters of 2010 and 2009 represent the portion of dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. All our current outstanding series of preferred stock have a $25.00 per share liquidation share preference.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the quarter ended March 31, 2010, was $5,525,000, or $0.10 per diluted share, as compared with $12,993,000, or $0.25 per diluted share, for the same period in 2009.

Liquidity and Capital Resources

During the past two years, a confluence of many factors have contributed to diminish expectations for the U.S. economy and increase market volatility for publicly traded securities, including the common shares of publicly owned companies. These factors include the availability and cost of credit, limited liquidity in the U.S. home mortgage market, declining real estate fundamentals and market valuations, declining business and consumer confidence, and increased unemployment. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by wider credit spreads than experienced prior to the increase in market volatility.

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

On July 30, 2009, Our Board of Directors approved a reduction on quarterly common dividends to $0.3750 from $0.5625 per share effective for the third quarter of 2009. Our dividend per share amounts for the quarters ending March 31, 2010 and 2009 were $0.3750 and $0.5625, respectively. The quarterly common dividend payment of $0.3750 is equivalent to $1.50 per common share on an annualized basis.

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. However, permanent financing may not be available on favorable terms, or at all. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. For the three months ended March 31, 2010, cash flows generated from operating activities were in excess of distributions to common shareholders, preferred shareholders and noncontrolling interest members by approximately $11,000,000. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured credit facility provides adequate liquidity to address temporary cash shortfalls. We expect that annual cash flows from operations will exceed annual distributions to equity holders for the year ended December 31, 2010, which is consistent with prior years. Annual cash flows from operating activities exceeded annual distributions to common shareholders, preferred shareholders and noncontrolling interest members by approximately $16,000,000 and $37,000,000 for the years ended December 31, 2009 and 2008, respectively.

We had a total of $828,468,000 carrying amount in unsecured senior notes at March 31, 2010, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
May 2010	$30,579,000	4.875%
January 2011	48,545,000	7.450%
February 2012(1)	359,326,000	6.005%
February 2013	40,018,000	7.125%
March 2014	50,000,000	4.700%
March 2017	300,000,000	5.500%

Total / Weighted Average Interest Rate	$828,468,000	5.850%

(1)	The notes are putable by holders on February 21, 2012, August 15, 2013, August 15, 2016, and August 15, 2021. This principal amount of our 4.125% convertible unsecured debt outstanding totaled $371,334,000 (net of a $12,008,000 discount). The notes have a final contractual maturity of August 15, 2026 and are callable by us on or after February 21, 2012.

In addition, at March 31, 2010, we had mortgage indebtedness with a total principal amount outstanding of $751,513,000, at an effective interest rate of 5.70%, and remaining terms ranging from one year to eleven years.

As of March 31, 2010, we had total outstanding debt balances of approximately $1,920,000,000 and total outstanding consolidated shareholders’ equity and redeemable noncontrolling interests of approximately $1,050,000,000 representing a debt to total book capitalization ratio of 65%.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, total debt to capital, and cash on hand among others. We were in compliance with all such financial covenants during the three months ended March 31, 2010 and 2009.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2010, such as scheduled debt repayments, construction funding and property acquisitions. At March 31, 2010, we had an estimated cost of approximately $10,000,000 to complete existing construction in progress, with funding estimated through 2010. Scheduled debt repayments through December 31, 2010 as of the March 31, 2010 totaled approximately $63,000,000.

During the fourth quarter of 2007, we filed a new shelf registration statement with the Securities and Exchange Commission under which we may issue securities, including debt securities, common stock and preferred stock. Depending upon market conditions, we may issue securities under this or under future registration statements.

On April 7, 2010, we completed an equity offering of 8,050,000 common shares, including shares issued to cover over-allotments, at $34.25 per share. Total net proceeds from this offering were approximately $264,200,000 after deducting the underwriting discount and other offering expenses. We used the net proceeds from the offering for general corporate purposes, which included reducing borrowings under our unsecured revolving credit facility.

On April 26, 2007, our Board of Directors authorized us to purchase an aggregate of up to $100,000,000 in shares of our common stock. As of May 7, 2010, we have not purchased any shares under this authorization.

We continue to consider other sources of possible funding, including new joint ventures and additional secured construction and term debt. We own unencumbered real estate assets that could be sold, contributed to joint ventures or used as collateral for financing purposes (subject to certain lender restrictions). We also own encumbered assets with significant equity that could be further encumbered should other sources of capital not be available (subject to certain lender restrictions).

Construction in progress and land under development

The following table provides data on our multifamily properties that are currently under various stages of development and construction. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot provide assurance that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed units shown in the table below. In addition to the properties below, we have predevelopment costs on land under contract for potential projects totaling approximately $14,000,000 recorded in Other assets on the Consolidated Balance Sheet.

(Dollar amounts in millions) Property Name	Location	Number of Units	Costs Incurred As of March 31, 2010 [1]	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date[2]
Construction in Progress
Villa Granada	Santa Clara, CA	270	$80.2	$89.7	$9.5	3Q/2010

Total Construction in Progress		270	$80.2	$89.7	$9.5

Property Name	Location	Number of Units	Costs Incurred As of March 31, 2010	Estimated Total Cost [4]	Estimated Construction Start
Land Under Development[3]
Wilshire La Brea	Los Angeles, CA	470	$99.1	TBR	TBD
Pleasanton	Pleasanton, CA	240	15.1	TBR	TBD
Stadium Park II	Anaheim, CA	250	25.0	TBR	TBD
Lawrence Station	Sunnyvale, CA	338	19.6	TBR	TBD

Total Land Under Development		1,298	$158.8	$580.4

(1)	Reflects all recorded costs incurred as of March 31, 2010, recorded on our Consolidated Balance Sheets as “Direct investments in real estate - Construction in progress”.
(2)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.
(3)	Land Under Development represents projects in various stages of pre-development, development and initial construction for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to Construction in Progress on our Consolidated Balance Sheet.
(4)	Reflects the aggregate cost estimates, specific property cost estimates to be reported (TBR) once entitlement approvals are received and we are prepared to begin construction.

Dividends Paid to Common and Preferred Shareholders and Distributions to Noncontrolling Interest Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. On July 30, 2009, our Board of Directors approved a reduction on quarterly common dividends to $0.3750 from $0.5625 per share effective for the third quarter of 2009. Our dividend per share amounts for the quarters ended March 31, 2010 and 2009 were $0.3750 and $0.5625 per share, respectively. Total dividends paid to common shareholders for the three months ended March 31, 2010 and 2009 were $21,006,000 and $29,161,000, respectively. In addition, we paid $2,953,000 in aggregate on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock during the three months ended March 31, 2010 and 2009, respectively.

Total distributions to redeemable noncontrolling interests were $268,000 and $439,000 for the three months ended March 31, 2010 and 2009, respectively. Total distributions to other noncontrolling interests of our consolidated subsidiaries were $105,000 and $106,000 for the three months ended March 31, 2010 and 2009, respectively.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2009.

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

As of March 31, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of March 31, 2010, there were no pending legal proceedings to which we are a party, or of which any of our properties is the subject, which management anticipates would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2010, there were 56,154 operating company units converted for cash .

On April 26, 2007, our Board of Directors authorized up to $100,000,000 in aggregate value of shares of our common stock that we may repurchase. The timing of repurchase activity is dependent upon the market price of our shares of common stock and other market conditions and factors. No shares were repurchased during the three months ended March 31, 2010.

	(a) Total Number of Shares (or Units) Purchased [1]	(b) Average Price Paid per Share (or Unit)[2]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Traded Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 though March 31, 2010	74,277	$32.27	—	—
Total	74,277	$32.27	—	—

[1]	Includes an aggregate of 74,277 shares withheld to pay taxes.
[2]	Average price paid per share owned and forfeited by shareholder.

ITEM 3.	Defaults Upon Senior Securities.

None

ITEM 4.	(Removed and Reserved).

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits.

10.1	Form of Performance Stock Award Agreement under 1999 BRE Stock Incentive Plan, as amended (previously filed on January 27, 2010 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.2	Form of 1999 BRE Stock Incentive Plan Certificate of Stock Option Agreement (previously filed on January 27, 2010 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.3	Equity Distribution Agreement, dated as of February 24, 2010, between BRE Properties, Inc. and Deutsche Bank Securities Inc. (previously filed on February 25, 2010 as Exhibit 1.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.4	Equity Distribution Agreement, dated as of February 24, 2010, between BRE Properties, Inc. and J.P. Morgan Securities Inc. (previously filed on February 25, 2010 as Exhibit 1.2 to the registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.5	Equity Distribution Agreement, dated as of February 24, 2010, between BRE Properties, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (previously filed on February 25, 2010 as Exhibit 1.3 to the registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.6	Equity Distribution Agreement, dated as of February 24, 2010, between BRE Properties, Inc. and UBS Securities LLC (previously filed on February 25, 2010 as Exhibit 1.4 to the registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.7	Equity Distribution Agreement, dated as of February 24, 2010, between BRE Properties, Inc. and Wells Fargo Securities, LLC (previously filed on February 25, 2010 as Exhibit 1.5 to the registrant’s Current Report on Form 8-K and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.
(Registrant)

Date: May 7, 2010	/s/ JOHN A. SCHISSEL
John A. Schissel
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits.

10.1	Form of Performance Stock Award Agreement under 1999 BRE Stock Incentive Plan, as amended (previously filed on January 27, 2010 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.2	Form of 1999 BRE Stock Incentive Plan Certificate of Stock Option Agreement (previously filed on January 27, 2010 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.3	Equity Distribution Agreement, dated as of February 24, 2010, between BRE Properties, Inc. and Deutsche Bank Securities Inc. (previously filed on February 25, 2010 as Exhibit 1.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.4	Equity Distribution Agreement, dated as of February 24, 2010, between BRE Properties, Inc. and J.P. Morgan Securities Inc. (previously filed on February 25, 2010 as Exhibit 1.2 to the registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.5	Equity Distribution Agreement, dated as of February 24, 2010, between BRE Properties, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (previously filed on February 25, 2010 as Exhibit 1.3 to the registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.6	Equity Distribution Agreement, dated as of February 24, 2010, between BRE Properties, Inc. and UBS Securities LLC (previously filed on February 25, 2010 as Exhibit 1.4 to the registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.7	Equity Distribution Agreement, dated as of February 24, 2010, between BRE Properties, Inc. and Wells Fargo Securities, LLC (previously filed on February 25, 2010 as Exhibit 1.5 to the registrant’s Current Report on Form 8-K and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.