Form 10-Q
period 2010-06-30
BRE PROPERTIES INC /MD/
filed 2010-08-06
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of common stock outstanding as of July 31, 2010	64,028,264

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

June 30, 2010

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements.

BRE Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	June 30, 2010	December 31, 2009
Assets	(unaudited)
Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$3,197,408	$3,180,633
Construction in progress	49,163	101,354
Less: accumulated depreciation	(600,142)	(583,953)

	2,646,429	2,698,034
Equity investment in real estate joint ventures	61,302	61,999
Real estate held for sale, net	83,625	—
Land under development	163,431	155,532

Total real estate portfolio	2,954,787	2,915,565
Cash	6,046	5,656
Other assets	52,477	58,787

Total assets	$3,013,310	$2,980,008

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured senior notes	$784,907	$826,918
Unsecured line of credit	86,000	288,000
Mortgage loans payable	779,382	752,157
Accounts payable and accrued expenses	49,068	56,409

Total liabilities	1,699,357	1,923,484

Redeemable noncontrolling interests	31,688	33,605
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 7,000,000 shares with $25 liquidation preference issued and outstanding at June 30, 2010 and December 31, 2009	70	70
Common stock, $0.01 par value, 100,000,000 shares authorized; 64,021,965 and 55,136,359 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	640	551
Additional paid-in capital	1,418,105	1,135,505
Cumulative dividends in excess of accumulated net income	(136,550)	(113,207)

Total shareholders’ equity	1,282,265	1,022,919

Total liabilities and shareholders’ equity	$3,013,310	$2,980,008

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,
	2010	2009
Revenues
Rental income	$81,612	$79,205
Ancillary income	3,151	3,211

Total revenues	84,763	82,416

Expenses
Real estate	28,013	26,101
Provision for depreciation	22,642	21,276
Interest	20,727	19,421
General and administrative	5,233	4,218
Other expenses	1,771	—

Total expenses	78,386	71,016

Other income	788	1,196
Net (loss)/gain from extinguishment of debt	(558)	1,958

Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	6,607	14,554
Income for unconsolidated entities	526	580

Income from continuing operations	7,133	15,134
Income from discontinued operations, net	809	2,297
Net gain on sales of discontinued operations	11,681	14,289

Income from discontinued operations	12,490	16,586

Net income	19,623	31,720

Redeemable noncontrolling interest in income	373	545

Net income attributable to controlling interests	19,250	31,175
Dividends attributable to preferred stock	2,953	2,953

Net income available to common shareholders	$16,297	$28,222

Per common share data - Basic
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.06	$0.22
Income from discontinued operations	$0.20	$0.32

Net income available to common shareholders	$0.26	$0.54

Weighted average common shares outstanding – basic	61,820	51,765

Per common share data - Diluted
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.06	$0.22
Income from discontinued operations	$0.20	$0.32

Net income available to common shareholders	$0.26	$0.54

Weighted average common shares outstanding –diluted	61,990	51,765

Dividends declared and paid per common share	$0.3750	$0.5625

See condensed notes to unaudited consolidated financial statements

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Six Months Ended June 30,
	2010	2009
Revenues
Rental income	$160,932	$158,582
Ancillary income	6,302	6,388

Total revenues	167,234	164,970

Expenses
Real estate	54,875	51,157
Provision for depreciation	44,696	40,951
Interest	41,826	40,443
General and administrative	10,439	8,544
Other expenses	2,696	—

Total expenses	154,532	141,095

Other income	1,512	1,823
Net (loss)/gain from extinguishment of debt	(558)	1,958

Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	13,656	27,656
Income for unconsolidated entities	1,073	1,237

Income from continuing operations	14,729	28,893
Income from discontinued operations, net	2,063	5,030
Net gain on sales of discontinued operations	11,681	14,289

Income from discontinued operations	13,744	19,319

Net income	28,473	48,212

Redeemable noncontrolling interest in income	745	1,091

Net income attributable to controlling interests	27,728	47,121
Dividends attributable to preferred stock	5,906	5,906

Net income available to common shareholders	$21,822	$41,215

Per common share data - Basic
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.14	$0.41
Income from discontinued operations	$0.23	$0.38

Net income available to common shareholders	$0.37	$0.79

Weighted average common shares outstanding – basic	58,985	51,505

Per common share data - Diluted
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.14	$0.41
Income from discontinued operations	$0.23	$0.38

Net income available to common shareholders	$0.37	$0.79

Weighted average common shares outstanding –diluted	59,130	51,505

Dividends declared and paid per common share	$0.7500	$1.1250

See condensed notes to unaudited consolidated financial statements

BRE Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$28,473	$48,212
Adjustments to reconcile net income to net cash flows generated by operating activities:
Net gain on sale of land	—	(121)
Net gain on sale of discontinued operations	(11,681)	(14,289)
Net loss (gain) on extinguishment of debt	558	(1,958)
Non cash interest on convertible debt	3,023	3,950
Income for unconsolidated entities	(1,073)	(1,237)
Distributions of earnings from unconsolidated entities	1,722	1,309
Provision for depreciation	44,696	40,951
Provision for depreciation from discontinued operations	1,969	2,326
Non cash stock based compensation expense	2,684	1,136
Other assets	4,658	(1,051)
Accounts payable and accrued expenses	(3,354)	(19,369)

Net cash flows provided by operating activities	71,675	59,859

Cash flows from investing activities:
Purchase of operating real estate property	(75,800)	—
Additions to land under development	(8,565)	(6,331)
Additions to direct investment construction in progress	(16,362)	(54,935)
Rehabilitation expenditures and other	(2,303)	(4,165)
Capital expenditures	(10,291)	(9,685)
Improvements to real estate joint ventures	—	(144)
Additions to furniture, fixtures and equipment	—	(563)
Proceeds from sales of rental property, net of closing costs	37,743	50,114
Proceeds from sale of land, net of closing costs	—	10,100
Investments in properties under contract	—	(2,610)

Net cash flows used in investing activities	(75,578)	(18,219)

Cash flows from financing activities:
Principal payments on mortgage loans	(1,144)	(18,106)
Repayment of unsecured notes	(45,579)	(557,984)
Proceeds from new mortgage loans, net	28,369	307,463
Lines of credit:
Advances	139,000	768,000
Repayments	(341,000)	(516,000)
Cash dividends paid to common shareholders	(45,165)	(59,197)
Cash dividends paid to preferred shareholders	(5,906)	(5,906)
Distributions to operating company unit holders	(535)	(879)
Distributions to other noncontrolling interests	(210)	(212)
Proceeds from exercises of stock options and other	14,677	1,943
Conversion/redemption activity	(2,129)	—
Proceeds from dividend reinvestment plan	417	779
Proceeds from issuance of common shares, net	263,498	36,583

Net cash flows provided by (used in) financing activities	4,293	(43,516)

Increase/(decrease) in cash	390	(1,876)
Cash balance at beginning of period	5,656	7,724

Cash balance at end of period	$6,046	$5,848

BRE Properties, Inc.

Consolidated Statements of Cash Flows Cont. (unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30,
	2010	2009
Supplemental disclosure of non cash activities:
Transfers of construction in progress to investments in rental properties	$67,653	$223,976

Transfer of net investment in rental properties to held for sale	$111,785	$43,038

Change in accrued improvements to direct investments in real estate	$198	$189

Change in accrued development costs for construction in progress and land under development	$2,681	($1,983)

Change in noncontrolling interest units	$2,049	—

Change in market value of redeemable noncontrolling interests	$2,261	$3,298

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2010

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

NOTE B – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The cost related to stock-based compensation included in the determination of consolidated net income for the six months ended June 30, 2010 and 2009 includes all awards outstanding that vested during these periods.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to four years. At June 30, 2010, compensation cost related to unvested awards not yet recognized totaled approximately $14,000,000 and the weighted average period over which it is expected to be recognized is 3.11 years. During the six months ended June 30, 2010, 226,833 restricted shares were awarded and 268,982 restricted shares vested. During the six months ended June 30, 2010, 106,220 stock options were awarded.

NOTE C – CONSOLIDATION OF VARIABLE INTEREST ENTITIES

Arrangements that are not controlled through voting or similar rights are reviewed under the guidance of variable interest entities “VIEs”. A company is required to consolidate the assets, liabilities and operations of a VIE if it is determined to be the primary beneficiary of the VIE.

In June 2009, the FASB changed the consolidation analysis for VIEs to require a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The guidance requires an ongoing reconsideration of the primary beneficiary and also amends the events

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

June 30, 2010

triggering a reassessment. The new guidance was effective for the Company beginning January 1, 2010. Additional disclosures for VIEs are required, including a description about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE.

Under the new guidance, an entity is a VIE and subject to consolidation, if by design: a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that the joint venture LLCs are not VIEs. The Company further reviewed the management fees paid to it by its joint venture partners and determined that they do not create variable interests in the entities. As of June 30, 2010, the Company has no land purchase options outstanding requiring evaluation as VIEs and potential consolidation. The Company has concluded that there is no impact on the financial statements as a result of the adoption of the new guidance.

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

Acquisitions

Costs associated with the purchase of operating communities are allocated to land, building and intangibles when applicable, based on FASB business combination guidance.

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

June 30, 2010

Discontinued operations and dispositions

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

At June 30, 2010, the Company had two operating apartment communities classified as held for sale located in Riverside, CA totaling 264 and 714 units. The two communities were classified as held for sale in June 2010, and as a result no depreciation has been recorded since the classification.

During April 2010, the Company sold one operating community, Montebello Apartments, a 248 unit property located in Kirkland, WA for an aggregate sales price of approximately $39,000,000, resulting in a net gain on sale of approximately $11,700,000.

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

For the quarter ended June 30, 2010, the results of operations generated by the two properties held for sale and the one property sold during 2010, were included in discontinued operations on the consolidated statement of income and totaled approximately $12,490,000. For the quarter ended June 30, 2009, the combined results by the two properties held for sale and the one property sold during 2010, and the two properties sold during 2009 were included in the discontinued operations line on the consolidated statement of income and totaled approximately $16,586,000.

The following is a breakdown of the combined results of operations for the operating apartment communities included in discontinued operations:

	For the Three Months ended June 30,		For the Six Months ended June 30,
(amounts in thousands)	2010	2009	2010	2009
Rental and ancillary income	$2,889	$5,771	$6,539	$11,824
Real estate expenses	(1,164)	(2,382)	(2,507)	(4,468)
Provision for depreciation	(916)	(1,092)	(1,969)	(2,326)

Income from discontinued operations, net	$809	$2,297	$2,063	$5,030

Gain on sales, net	$11,681	$14,289	$11,681	$14,289

Total discontinued operations	$12,490	$16,586	$13,744	$19,319

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

June 30, 2010

NOTE E – EQUITY

On April 7, 2010, the Company completed an equity offering of 8,050,000 common shares, including shares issued to cover over-allotments, at $34.25 per share. Total net proceeds from this offering were approximately $264,000,000 after deducting the underwriting discount and other offering expenses payable by the Company. The Company used the net proceeds from the offering for general corporate purposes, which included reducing borrowings under its unsecured revolving credit facility.

On February 24, 2010, the Company entered into new Equity Distribution Agreements (EDAs) under which the Company may issue and sell from time to time through or to its sales agents shares of its common stock having an aggregate offering price of up to $250,000,000. During the six months ended June 30, 2010, no shares were issued under the EDAs. The Company intends to use any net proceeds from the sale of our shares under the EDAs for general corporate purposes, which may include reducing borrowings under our unsecured credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities and financing for acquisitions.

Effective February 24, 2010, the Company terminated the equity distribution agreement it entered into on May 14, 2009 under which the Company could issue and sell from time to time through or to its sales agent shares of its common stock having an aggregate offering price of up to $125,000,000. During 2009, 3,801,185 shares were issued under the distribution agreement for gross proceeds of approximately $104,600,000 with an average gross share price of $27.52. Proceeds were used for general corporate purposes, which included reducing borrowings under the Company’s unsecured credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding securities and funding for development activities.

On April 26, 2007, the Company’s Board of Directors authorized BRE to purchase an aggregate of up to $100,000,000 of its shares of common stock. As of May 7, 2010, the Company has not purchased any shares under this authorization.

During the six months ended June 30, 2010, 748,144 shares of common stock were issued under the Company’s stock-based compensation plans, 11,365 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan, 56,154 operating company units were exchanged for cash and 76,097 operating company units were converted to common stock shares.

Consolidated Statements of Stockholders Equity
(Dollar amounts in thousands, except share and per share data)

Common Stock Shares	June 30, 2010
Balance at beginning of year	55,136,359
Common stock issuance	8,050,000
OC unit holder conversion	76,097
Stock options exercised, net of shares tendered	567,851
Vested restricted shares, net of shares tendered	180,293
Shares issued pursuant to dividend reinvestment plan	11,365

Balance at end of period	64,021,965

Preferred stock shares
Balance at beginning of year	7,000,000

Balance at end of period	7,000,000

Common stock
Balance at beginning of year	$551

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

June 30, 2010

Equity offering	81
OC unit holder conversion	1
Stock options exercised	5
Vested restricted shares	2

Balance at end of period	$640

Preferred stock
Balance at beginning of year	$70

Balance at end of period	$70

Additional paid-in capital
Balance at beginning of year	$1,135,505
Stock based compensation, exercise of options and other	18,745
Change in redemption value on redeemable noncontrolling interests	2,261
Change in noncontrolling interest units	(2,241)
Dividend reinvestment plan	417
Common stock issuance	275,632
Share issuance cost	(12,214)

Balance at end of period	$1,418,105

Cumulative dividends in excess of accumulated net income
Balance at beginning of year	$(113,207)
Net income	28,473
Cash dividends declared to common shareholders	(45,165)
Cash dividends declared to preferred shareholders	(5,906)
Redeemable noncontrolling interest in income	(745)

Balance at end of period	$(136,550)

Redeemable noncontrolling interests
Balance at beginning of year	$33,605
Redeemable noncontrolling interests in income	745
Distributions to redeemable noncontrolling interests	(745)
Conversion/ redemption activity	(4,178)
Change in redemption value of redeemable noncontrolling interests	2,261

Balance at end of period	$31,688

NOTE F – LEGAL MATTERS

As of June 30, 2010, there were no pending legal proceedings to which the Company is a party or of which any of the Company’s properties are the subject, which management anticipates would have a material effect on the Company’s consolidated financial position and results of operations.

NOTE G – DEBT

On April 30, 2010 the Company refinanced a single property mortgage loan totaling $59,500,000 at a fixed rate of 5.20%. The mortgage has a 10 year interest only term. The original mortgage note had a principal amount outstanding of $31,100,000 and was scheduled to mature on October 1, 2010, at a fixed rate of 7.38%.

During the three months ended June 30, 2010, the Company repurchased $15,000,000 of its 4.125% convertible senior unsecured notes at par. The Company recognized a net loss on early debt extinguishment of $558,000 in connection with the repurchase.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

June 30, 2010

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

The Company maintains its revolving credit facility of $750,000,000. Based on the Company’s current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, the Company pays a 0.15% annual facility fee on the capacity of the facility. Borrowings under the revolving unsecured line of credit totaled $86,000,000 at June 30, 2010, compared to $288,000,000 at December 31, 2009. Borrowings under the credit facility are used to fund acquisition and development activities as well as for general corporate purposes. The Company typically reduces its outstanding balance on the revolving unsecured line of credit with available cash balances.

NOTE H – NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB changed the consolidation analysis for VIEs to require a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The guidance requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment. Additional disclosures for VIEs are required, including a description about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. The new guidance is effective for the Company beginning January 1, 2010. The Company has concluded that there is no impact on the financial statements as a result of the adoption of the guidance.

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

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

June 30, 2010

NOTE I – FAIR VALUE MEASUREMENT

The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash, other assets, accounts payable and accrued expenses, and lines of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of the Company’s mortgage loans and unsecured senior notes is approximately $1,195,000,000 at June 30, 2010 (compared to a carrying value of $1,574,000,000 at June 30, 2010).

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

Fair Value Measurements

Our redeemable noncontrolling interests that have a conversion feature are required to be marked to redemption value at each reporting period. The maximum redemption amount of the redeemable noncontrolling interests is contingent on the fair value of the Company’s common stock at the redemption date, and therefore the amount reported on the consolidated balance sheets is calculated based on the fair value of the Company’s common stock as of the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests are classified as Level 2. The impact was an increase of redeemable noncontrolling interests to $2,261,000 at June 30, 2010 and an increase in redeemable noncontrolling interests to $4,624,000 at December 31, 2009, to adjust the noncontrolling interest to its redemption value with an offsetting change in additional paid in capital.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

June 30, 2010

The estimated fair values of investment securities classified as deferred compensation plan investments are based on quoted market prices utilizing public information for the same transactions or information provided through third-party advisors and are therefore classified as Level 1. The Company’s deferred compensation plan investments are recorded in other assets and totaled $2,736,000 and $2,604,000 at June 30, 2010 and at December 31, 2009.

There were no transfers of assets measured at fair value between Level 1 and Level 2 of the fair value hierarchy for the three months ended June 30, 2010.

NOTE J – SUBSEQUENT EVENTS

The Company has evaluated and disclosed subsequent events through the date of the issuance of the financial statements.

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

Executive Summary

We are a self-administered equity real estate investment trust, or “REIT,” focused on the acquisition, development and management of multifamily apartment communities in the Western United States. At June 30, 2010, our portfolio had real estate assets with a net book value of approximately $3.0 billion that included 75 wholly or majority-owned apartment communities, aggregating 21,604 units; 13 multifamily communities owned in joint ventures, comprised of 4,080 apartment units; and five wholly or majority-owned apartment communities in various stages of construction and development, totaling 1,568 units. We earn revenue and generate cash primarily by collecting monthly rent from our apartment residents.

We currently have one community with a total of 270 units under construction. The total estimated investment is $89,700,000, with an estimated balance to complete totaling $4,600,000. The final units are expected to be delivered during the third quarter of 2010. The development community is located in Northern California. At June 30, 2010, we owned four parcels of land for future development located in Northern and Southern California.

During the quarter, we completed an equity offering of 8,050,000 common shares, including shares issued to cover over-allotments, at $34.25 per share. Total net proceeds from this offering were approximately $264,000,000 after deducting the underwriting discount and other offering expenses. We used the net proceeds from the offering for general corporate purposes, which include reducing borrowings under our unsecured revolving credit facility. This offering strengthened our balance sheet credit metrics and provided additional capital capacity for growth.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2010 and 2009

Rental and ancillary income

Total rental and ancillary revenues were $84,763,000 for the three months ended June 30, 2010, compared to $82,416,000 for the same period in 2009. We define our non same-store communities as communities acquired, developed and stabilized after December 31, 2008. During the 18 months subsequent to December 31, 2008, we had 1,097 units in different phases of lease up and we acquired 311 units. Total rental and ancillary income increased by $2,347,000 or 3% during the three months ended June 30, 2010. Same-store communities revenue decreased by approximately $2,147,000 or 3% for the three months ended June 30, 2010, compared to the same period in 2009. The decrease was offset by an increase in rental and ancillary revenues from non same-store communities of approximately $4,494,000 or 193% for the three months ended June 30, 2010, compared to the same period in 2009. Monthly market rents in the same-store portfolio for the second quarter of 2010 decreased 6.7% to $1,397 per unit from $1,497 per unit in the second quarter of 2009. The decrease in rent was offset by increased physical occupancy levels which averaged 95.7% during second quarter 2010, as compared with 93.9% for the same period in 2009.

A summary of the components of revenues for the quarters ended June 30, 2010 and 2009 follows (dollar amounts in thousands):

	Three months ended June 30, 2010		Three months ended June 30, 2009
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2009 to 2010
Rental income	$81,612	96%	$79,205	96%	3%
Ancillary income	3,151	4%	3,211	4%	(2)%

Total revenues	$84,763	100%	$82,416	100%	3%

The total increase in revenues of $2,347,000 for the three months ended June 30, 2010, as compared with the three months ended June 30, 2009, was generated from an increase in non same-store revenue as follows (dollar amounts in thousands):

	2010 Change	% Change from 2009 to 2010
Same-store communities	$(2,147)	(3)%
Non same-store communities	4,494	193%

Total decrease in rental and ancillary revenues (excluding revenues from discontinued operations)	$2,347	3%

Real estate expenses

For the quarter ended June 30, 2010, real estate expenses totaled $28,013,000, as compared with $26,101,000 for the quarter ended June 30, 2009. The year-over-year increase in total real estate expenses is primarily attributable to non same-store communities. Non same-store expenses increased approximately $1,346,000, or 95% from the quarter ended June 30, 2009 which represents the increase in the year-over-year size of the portfolio from recently completed development properties and properties acquired in 2010. Same-store communities increased $566,000 or 2% during the three months ended June 30, 2010.

A summary of the categories of real estate expenses for the three months ended June 30, 2010 and 2009 follows (dollar amounts in thousands):

	Three months ended June 30, 2010		Three months ended June 30, 2009
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2009 to 2010
Same-store	$25,249		$24,683		2%
Non same-store	2,764		1,418		95%

Total real estate Expenses	$28,013	33%	$26,101	32%	7%

Interest expense

Interest expense was $20,727,000 (net of $3,231,000 of interest capitalized to the cost of apartment communities under development and construction) for the quarter ended June 30, 2010, an increase of $1,306,000 from the same period in 2009. Interest expense was $19,421,000 for the quarter ended June 30, 2009 (net of $3,760,000 of interest capitalized to the cost of apartment communities under development and construction). The decrease in capitalized interest for the quarter ended June 30, 2010 from the same period in 2009 is attributable to fewer communities under development and construction during 2010. Even though the average debt balances declined for the three months ended June 30, 2010 as compared to the same period in 2009, the interest expense increased as the ratio of lower cost floating rate debt to total debt was higher in 2009.

General and administrative expenses

General and administrative expenses totaled $5,233,000 and $4,218,000 for the three months ended June 30, 2010 and 2009, respectively. The $1,015,000, or 24%, increase in the current period is primarily due to an increase of $880,000 in stock based compensation costs. During the quarter ended June 30, 2009 stock based compensation was reduced as it became clear that certain performance based awards, vesting at the end of 2009, would not achieve anticipated vesting levels. The stock based compensation for the quarter ended June 30, 2010 has returned to a normalized level.

Other income

Other income for the quarter ended June 30, 2010 totaled $788,000 and is primarily comprised of approximately $425,000 of management fee income and approximately $100,000 of interest income. Other income for the quarter ended June 30, 2009 totaled $1,196,000 and is comprised of approximately $636,000 of insurance settlement proceeds, $424,000 of management fee income and approximately $94,000 of interest income.

Other Expenses

Other expenses for the quarter ended June 30, 2010 totaled $1,771,000 and is comprised of approximately $1,300,000 related to a one-time charge associated with the resignation of our Chief Operating Officer and $470,000 related to acquisition costs.

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

At June 30, 2010, the Company had two operating apartment communities classified as held for sale located Riverside, CA totaling, 978 units. The two communities were classified as held for sale in June 2010, and as a result no depreciation has been recorded since the classification.

In April 2010, the Company sold one operating community, Montebello Apartments, a 248 unit property located in Kirkland, WA for an aggregate sales price of approximately $39,000,000, resulting in a net gain on sale of approximately $11,700,000.

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

For the quarter ended June 30, 2010, the results of operations generated by the two properties held for sale and the one property sold during 2010 were included in discontinued operations on the consolidated statement of income and totaled approximately $12,490,000. For the quarter ended June 30, 2009, the combined results by the two properties held for sale, the property sold during 2010, and the two properties sold during 2009 were included in the discontinued operations line on the consolidated statement of income and totaled approximately $16,586,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the first quarters of 2010 and 2009 represent the portion of dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. All our current outstanding series of preferred stock have a $25.00 per share liquidation share preference.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the quarter ended June 30, 2010, was $16,297,000, or $0.26 per diluted share, as compared with $28,222,000, or $0.54 per diluted share, for the same period in 2009.

Results of Operations

Comparison of the Six Months Ended June 30, 2010 and 2009

Rental and ancillary income

Total rental and ancillary revenues were $167,234,000 for the six months ended June 30, 2010, compared to $164,970,000 for the same period in 2009. We define our non same-store communities as communities acquired, developed and stabilized after December 31, 2008. During the 18 months subsequent to December 31, 2008, we had 1,097 units in different phases of lease up and we acquired 311 units. Total rental and ancillary income increased by $2,264,000 or 1% during the six months ended June 30, 2010. Same-store communities revenue decreased by approximately $6,073,000 or 4% for the six months ended June 30, 2010, compared to the same period in 2009. The decrease was offset by an increase in rental and ancillary revenues from non same-store communities of approximately $8,337,000 or 247% for the six months ended June 30, 2010, compared to the same period in 2009. Monthly market rents in the same-store portfolio for the six months ended June 30, 2010, decreased 7.4% to $1,396 per unit from $1,508 per unit in for the six months ended June 30, 2009. The decrease in rent was offset by increased physical occupancy levels that averaged 95.4% during second quarter 2010, as compared with 93.5% for the same period in 2009.

A summary of the components of revenues for the six months ended June 30, 2010 and 2009 follows (dollar amounts in thousands):

	Six months ended June 30, 2010		Six months ended June 30, 2009
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2009 to 2010
Rental income	$160,932	96%	$158,582	96%	1%
Ancillary income	6,302	4%	6,388	4%	(1)%

Total revenues	$167,234	100%	$164,970	100%	1%

The total increase in revenues of $2,264,000 for the six months ended June 30, 2010, as compared with six months ended June 30, was generated from an increase in non same-store revenue as follows (dollar amounts in thousands):

	2010 Change	% Change from 2009 to 2010
Same-store communities	$(6,073)	(4)%
Non same-store communities	8,337	247%

Total decrease in rental and ancillary revenues (excluding revenues from discontinued operations)	$2,264	1%

Real estate expenses

For the six months ended June 30, 2010, real estate expenses totaled $54,875,000, as compared with $51,157,000 for the six months ended June 30, 2009. The year-over-year increase in total real estate expenses is attributable to non same-store communities. Non same-store expenses increased approximately $2,632,000 or 115% from the six months ended June 30, 2009, which represents the increase in the year-over-year size of the portfolio from recently completed development properties and properties acquired in 2010. Same-store expenses increased $1,086,000 or 2% from the six months ended June 30, 2009.

A summary of the categories of real estate expenses for the six months ended June 30, 2010 and 2009 follows (dollar amounts in thousands):

	Six months ended June 30, 2010		Six months ended June 30, 2009
	Expense	% of Total Revenues	Expense	% of Total Revenues	%Change from 2009 to 2010
Same-store	$49,963		$48,877		2%
Non same-store	4,912		2,280		115%

Total real estate Expenses	$54,875	33%	$51,157	31%	7%

Interest expense

Interest expense was $41,826,000 (net of $6,364,000 of interest capitalized to the cost of apartment communities under development and construction) for the six months ended June 30, 2010, an increase of $1,383,000 from the same period in 2009. Interest expense was $40,443,000 for the six months ended June 30, 2019 (net of $9,415,000 of interest capitalized to the cost of apartment communities under development and construction). The decrease in capitalized interest for six months ended June 30, 2010 from the same period in 2009 is attributable to fewer communities under development and construction during 2010. Even though the average debt balances declined for the six months ended June 30, 2010 as compared to the same period in 2009, the interest expense increased as the ratio of lower cost floating rate debt to total debt was higher in 2009.

General and administrative expenses

General and administrative expenses totaled $10,439,000 and $8,544,000 for the six months ended June 30, 2010 and 2009, respectively. The $1,895,000, or 22%, increase in the current period is primarily due to an increase of approximately of $1,500,000 in stock based compensation costs. During the six months ended June 30, 2009 stock based compensation was reduced as it became clear that certain performance based awards, vesting at the end of 2009, would not achieve anticipated vesting levels. Stock based compensation for the six months ended June 30, 2010 has returned to a normalized level.

Other income

Other income for the six months ended June 30, 2010 totaled $1,512,000 and is primarily comprised of approximately $842,000 of management fee income, and approximately $357,000 of interest income. Other income for the six months ended June 30, 2009 totaled $1,823,000 and is comprised of approximately $851,000 of management fee income, $636,000 of insurance settlement proceeds, $120,000 related to the sale of an excess parcel of land and approximately $187,000 of interest income.

Other Expenses

Other expenses for the six months ended June 30, 2010 totaled $2,696,000 and is comprised of approximately $1,300,000 related to a one-time charge associated with the resignation of our Chief Operating Officer, and approximately $700,000 of acquisition related costs.

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

At June 30, 2010, we had two operating apartment communities classified as held for sale located in Riverside, CA totaling 978 units. The two communities were classified as held for sale in June 2010, and as a result no depreciation has been recorded since the classification.

In April 2010, we sold one operating community, Montebello Apartments, a 248 unit property located in Kirkland, WA for an aggregate sales price of approximately $39,000,000, resulting in a net gain on sale of approximately $11,700,000.

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

For the six months ended June 30, 2010, the results of operations generated by the two properties held for sale and the property sold during 2010, were included in discontinued operations on the consolidated statement of income and totaled approximately $13,744,000. For the six months ended June 30, 2009, the combined results by the two properties held for sale, the property sold during 2010, and the two properties sold during 2009 were included in the discontinued operations line on the consolidated statement of income and totaled approximately $19,319,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the first quarters of 2010 and 2009 represent the portion of dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. All our current outstanding series of preferred stock have a $25.00 per share liquidation share preference.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the six months ended June 30, 2010, was $21,822,000, or $0.37 per diluted share, as compared with $41,215,000, or $0.79 per diluted share, for the same period in 2009.

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

On July 30, 2009, Our Board of Directors approved a reduction on quarterly common dividends to $0.3750 from $0.5625 per share effective for the third quarter of 2009. Our dividend per share amounts for the quarters ending June 30, 2010 and 2009 were $0.3750 and $0.5625, respectively. The quarterly common dividend payment of $0.3750 is equivalent to $1.50 per common share on an annualized basis.

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. However, permanent financing may not be available on favorable terms, or at all. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. For the six months ended June 30, 2010, cash flows generated from operating activities were in excess of distributions to common shareholders, preferred shareholders and noncontrolling interest members by approximately $20,000,000. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured credit facility provides adequate liquidity to address temporary cash shortfalls. We expect that annual cash flows from operations will exceed annual distributions to equity holders for the year ended December 31, 2010, which is consistent with prior years. Annual cash flows from operating activities exceeded annual distributions to common shareholders, preferred shareholders and noncontrolling interest members by approximately $16,000,000 and $37,000,000 for the years ended December 31, 2009 and 2008, respectively.

We had a total of $794,897,000 carrying amount in unsecured senior notes at June 30, 2010, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
January 2011	48,545,000	7.450%
February 2012(1)	356,334,000	6.005%
February 2013	40,018,000	7.125%
March 2014	50,000,000	4.700%
March 2017	300,000,000	5.500%

Total / Weighted Average Interest Rate	$794,897,000	5.880%

(1)	The notes are putable by holders on February 21, 2012, August 15, 2013, August 15, 2016, and August 15, 2021. This principal amount of our 4.125% convertible unsecured debt outstanding totaled $356,334,000 (net of a $9,990,000 discount). The notes have a final contractual maturity of August 15, 2026 and are callable by us on or after February 21, 2012.

In addition, at June 30, 2010, we had mortgage indebtedness with a total principal amount outstanding of $779,382,000, at an effective interest rate of 5.59%, and remaining terms ranging from two to eleven years.

As of June 30, 2010, we had total outstanding debt balances of approximately $1,650,000,000 and total outstanding consolidated shareholders’ equity and redeemable noncontrolling interests of approximately $1,310,000,000 representing a debt to total book capitalization ratio of 56%.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, total debt to capital, and cash on hand among others. We were in compliance with all such financial covenants during the six months ended June 30, 2010 and 2009.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2010, such as scheduled debt repayments, construction funding and property acquisitions. At June 30, 2010, we had an estimated cost of approximately $4,600,000 to complete existing construction in progress, with funding estimated through 2010. As of June 30, 2010 scheduled debt repayments through December 31, 2010 totaled approximately $1,000,000.

During the fourth quarter of 2007, we filed a new shelf registration statement with the Securities and Exchange Commission under which we may issue securities, including debt securities, common stock and preferred stock. Depending upon market conditions, we may issue securities under this or under future registration statements.

On April 7, 2010, we completed an equity offering of 8,050,000 common shares, including shares issued to cover over-allotments, at $34.25 per share. Total net proceeds from this offering were approximately $264,000,000 after deducting the underwriting discount and other offering expenses. We used the net proceeds from the offering for general corporate purposes, which included reducing borrowings under our unsecured revolving credit facility.

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

Construction in progress and land under development

The following table provides data on our multifamily properties that are currently under various stages of development and construction. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot provide assurance that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed units shown in the table below. In addition to the properties below, we have predevelopment costs on land under contract for potential projects totaling approximately $14,200,000 recorded in Other assets on the Consolidated Balance Sheet.

(Dollar amounts in millions) Property Name	Location	Number of Units	Costs Incurred As of June 30, 2010 [1]	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date[2]
Construction in Progress
Villa Granada	Santa Clara, CA	270	$85.1	$89.7	$4.6	3Q/2010

Total Construction in Progress		270	$85.1	$89.7	$4.6

Property Name	Location	Number of Units	Costs Incurred As of June 30, 2010	Estimated Total Cost [4]	Estimated Construction Start
Land Under Development[3]
Wilshire La Brea	Los Angeles, CA	470	$101.8	TBR	TBD
Pleasanton	Pleasanton, CA	240	15.5	TBR	TBD
Stadium Park II	Anaheim, CA	250	25.6	TBR	TBD
Lawrence Station	Sunnyvale, CA	338	20.5	TBR	TBD

Total Land Under Development		1,298	$163.4	$580.4

(1)	Reflects all recorded costs incurred as of June 30, 2010, recorded on our consolidated balance sheets as “direct investments in real estate - construction in progress.” Included in this amount is $36 million of costs for the 124 completed units on Villa Granada which is reflected on our Consolidated Balance Sheet as “direct investments in real estate - investments in rental properties.”
(2)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.
(3)	Land Under Development represents projects in various stages of pre-development, development and initial construction for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to Construction in Progress on our Consolidated Balance Sheet.
(4)	Reflects the aggregate cost estimates, specific property cost estimates to be reported (TBR) once entitlement approvals are received and we are prepared to begin construction.

Dividends Paid to Common and Preferred Shareholders and Distributions to Noncontrolling Interest Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. On July 30, 2009, our Board of Directors approved a reduction on quarterly common dividends to $0.3750 from $0.5625 per share effective for the third quarter of 2009. Our dividend per share amounts for the quarters ended June 30, 2010 and 2009 were $0.7500 and $1.125 per share, respectively. Total dividends paid to common shareholders for the six months ended June 30, 2010 and 2009 were $45,165,000 and $59,197,000, respectively. In addition, we paid $5,906,000 in aggregate on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock during the six months ended June 30, 2010 and 2009, respectively.

Total distributions to redeemable noncontrolling interests were $535,000 and $879,000 for the six months ended June 30, 2010 and 2009, respectively. Total distributions to other noncontrolling interests of our consolidated subsidiaries were $210,000 and $212,000 for the three months ended June 30, 2010 and 2009, respectively.

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

As of June 30, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of June 30, 2010, there were no pending legal proceedings to which we are a party, or of which any of our properties is the subject, which management anticipates would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2010, there were 56,154 operating company units converted for cash and 76,097 units redeemed for shares.

On April 26, 2007, our Board of Directors authorized up to $100,000,000 in aggregate value of shares of our common stock that we may repurchase. The timing of repurchase activity is dependent upon the market price of our shares of common stock and other market conditions and factors. No shares were repurchased during the three months ended June 30, 2010.

	(a) Total Number of Shares (or Units) Purchased [1]	(b) Average Price Paid per Share (or Unit)[2]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Traded Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 though June 30, 2010	282,989	$55.05	—	—
Total	282,989	$55.05	—	—

[1]

Includes an aggregate of 14,412 shares withheld to pay taxes and 268,577 shares of common stock, which represents the maximum number of shares of common stock that could be issuable upon conversion of the $15,00,000 4.125% convertible senior notes that were purchased during 2009 at a maximum conversion rate of 17.9051 common shares per $1,000 principal amount of notes.

[2]	Average price paid per share owned and forfeited by shareholder.

ITEM 3.	Defaults Upon Senior Securities.

None

ITEM 4.	(Removed and Reserved).

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits.

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to
Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the BRE Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.
(Registrant)

Date: August 6, 2010	/S/ JOHN A. SCHISSEL
John A. Schissel
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits.

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to
Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the BRE Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.