Form 10-Q
period 2010-09-30
BRE PROPERTIES INC /MD/
filed 2010-11-05
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of common stock outstanding as of October 31, 2010	64,092,235

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

September 30, 2010

PART I FINANCIAL INFORMATION

ITEM  1 - Financial Statements.

BRE Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$3,472,686	$3,180,633
Construction in progress	—	101,354
Less: accumulated depreciation	(622,970)	(583,953)

	2,849,716	2,698,034
Equity investment in real estate joint ventures	60,984	61,999
Land under development	188,182	155,532

Total real estate portfolio	3,098,882	2,915,565
Cash	105,809	5,656
Other assets	53,278	58,787

Total assets	$3,257,969	$2,980,008

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured senior notes	$1,086,439	$826,918
Unsecured line of credit	—	288,000
Mortgage loans payable	811,355	752,157
Accounts payable and accrued expenses	50,008	56,409

Total liabilities	1,947,802	1,923,484

Redeemable noncontrolling interests	34,606	33,605
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 7,000,000 shares with $25 liquidation preference issued and outstanding at September 30, 2010 and December 31, 2009	70	70
Common stock, $0.01 par value, 100,000,000 shares authorized; 64,088,217 and 55,136,359 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	641	551
Additional paid-in capital	1,415,971	1,135,505
Cumulative dividends in excess of accumulated net income	(141,121)	(113,207)

Total shareholders’ equity	1,275,561	1,022,919

Total liabilities and shareholders’ equity	$3,257,969	$2,980,008

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,
	2010	2009
Revenues
Rental income	$84,572	$79,547
Ancillary income	3,460	3,135

Total revenues	88,032	82,682

Expenses
Real estate	28,626	26,625
Provision for depreciation	23,381	21,306
Interest	21,639	20,998
General and administrative	5,015	4,104
Other expenses	2,391	—

Total expenses	81,052	73,033

Other income	741	760
Net gain from extinguishment of debt	—	382

Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	7,721	10,791
Income from unconsolidated entities	520	561

Income from continuing operations	8,241	11,352
Income from discontinued operations, net	1,479	1,301
Net gain on sales of discontinued operations	13,203	7,285

Income from discontinued operations	14,682	8,586

Net income	22,923	19,938

Redeemable noncontrolling interest in income	365	401

Net income attributable to controlling interests	22,558	19,537
Dividends attributable to preferred stock	2,953	2,953

Net income available to common shareholders	$19,605	$16,584

Per common share data - Basic
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.08	$0.15
Income from discontinued operations	$0.22	$0.16

Net income available to common shareholders	$0.30	$0.31

Weighted average common shares outstanding – basic	64,050	53,575

Per common share data - Diluted
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.08	$0.15
Income from discontinued operations	$0.22	$0.16

Net income available to common shareholders	$0.30	$0.31

Weighted average common shares outstanding –diluted	64,210	53,576

Dividends declared and paid per common share	$0.3750	$0.3750

See condensed notes to unaudited consolidated financial statements

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Nine Months Ended September 30,
	2010	2009
Revenues
Rental income	$245,504	$238,130
Ancillary income	9,762	9,524

Total revenues	255,266	247,654

Expenses
Real estate	83,500	77,782
Provision for depreciation	68,076	62,258
Interest	63,465	61,441
General and administrative	15,454	12,648
Other expenses	5,087	—

Total expenses	235,582	214,129

Other income	2,254	2,583
Net (loss)/gain from extinguishment of debt	(558)	2,340

Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	21,380	38,448
Income for unconsolidated entities	1,593	1,798

Income from continuing operations	22,973	40,246
Income from discontinued operations, net	3,542	6,331
Net gain on sales of discontinued operations	24,885	21,574

Income from discontinued operations	28,427	27,905

Net income	51,400	68,151

Redeemable noncontrolling interest in income	1,111	1,491

Net income attributable to controlling interests	50,289	66,660
Dividends attributable to preferred stock	8,859	8,859

Net income available to common shareholders	$41,430	$57,801

Per common share data - Basic
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.21	$0.56
Income from discontinued operations	$0.47	$0.54

Net income available to common shareholders	$0.68	$1.10

Weighted average common shares outstanding – basic	60,510	52,205

Per common share data - Diluted
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.21	$0.56
Income from discontinued operations	$0.47	$0.54

Net income available to common shareholders	$0.68	$1.10

Weighted average common shares outstanding –diluted	60,670	52,206

Dividends declared and paid per common share	$1.1250	$1.5000

See condensed notes to unaudited consolidated financial statements

BRE Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$51,400	$68,151
Adjustments to reconcile net income to net cash flows generated by operating activities:
Net gain on sale of land	—	(121)
Net gain on sale of discontinued operations	(24,885)	(21,574)
Net loss (gain) on extinguishment of debt	558	(2,340)
Non-cash interest on convertible debt	4,519	4,845
Income for unconsolidated entities	(1,593)	(1,798)
Distributions of earnings from unconsolidated entities	2,630	1,972
Provision for depreciation	68,076	62,258
Provision for depreciation from discontinued operations	1,969	3,431
Non-cash stock based compensation expense	3,637	2,033
Other assets	5,637	1,275
Accounts payable and accrued expenses	(2,343)	(24,125)

Net cash flows provided by operating activities	109,605	94,007

Cash flows from investing activities:
Acquisitions of operating real estate properties	(259,067)	—
Additions to land under development	(32,914)	(9,061)
Additions to direct investment construction in progress	(18,893)	(78,152)
Rehabilitation expenditures and other	(4,144)	(5,552)
Capital expenditures	(16,049)	(15,159)
Capital improvements to real estate joint ventures	(94)	(171)
Additions to furniture, fixtures and equipment	—	(497)
Proceeds from sales of rental property, net of closing costs	134,829	65,669
Proceeds from sale of land, net of closing costs	—	10,100
Investments in properties under contract	—	(2,790)

Net cash flows used in investing activities	(196,332)	(35,613)

Cash flows from financing activities:
Principal payments on mortgage loans	(1,651)	(18,718)
Repayment of unsecured notes	(45,579)	(651,103)
Proceeds from issuance of unsecured senior notes, net	297,477	—
Proceeds from new mortgage loans, net	28,350	617,144
Lines of credit:
Advances	360,000	883,000
Repayments	(648,000)	(880,000)
Cash dividends paid to common shareholders	(69,344)	(79,790)
Cash dividends paid to preferred shareholders	(8,859)	(8,859)
Distributions to operating company unit holders	(796)	(1,172)
Distributions to other noncontrolling interests	(315)	(319)
Proceeds from exercises of stock options and other	13,642	2,011
Operating Company unit conversion/redemption activity	(2,129)	—
Proceeds from dividend reinvestment plan	643	1,090
Proceeds from issuance of common shares, net	263,442	77,627

Net cash flows provided by (used in) financing activities	186,880	(59,089)

Increase/(decrease) in cash	100,153	(695)
Cash balance at beginning of period	5,656	7,724

Cash balance at end of period	$105,809	$7,029

BRE Properties, Inc.

Consolidated Statements of Cash Flows Cont. (unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2010	2009
Supplemental disclosure of non-cash activities:
Transfers of construction in progress to investments in rental properties	$119,698	$223,976

Transfer of net investment in rental properties to held for sale	$111,785	$43,038

Change in accrued improvements to direct investments in real estate	$296	$18

Change in accrued development costs for construction in progress and land under development	$3,062	$4,965

Change in redeemable noncontrolling interest units	$2,049	—

Change in market value of redeemable noncontrolling interests	$5,179	$2,594

Mortgage note assumed in acquisition of real estate property	$32,500	—

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2010

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

NOTE B – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The cost related to stock-based compensation included in the determination of consolidated net income for the nine months ended September 30, 2010 and 2009 includes all awards outstanding that vested during these periods.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to four years. At September 30, 2010, compensation cost related to unvested awards not yet recognized totaled approximately $12,900,000 and the weighted average period over which it is expected to be recognized is 4.32 years. During the nine months ended September 30, 2010, 226,833 restricted shares were awarded and 335,894 restricted shares vested. During the nine months ended September 30, 2010, 106,220 stock options were awarded.

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

Under the new guidance, an entity is a VIE and subject to consolidation, if by design: a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that the joint venture LLCs are not VIEs. The Company further reviewed the management fees paid to it by its joint venture partners and determined that they do not create variable interests in the entities. As of September 30, 2010, the Company has no land purchase options outstanding requiring evaluation as VIEs and potential consolidation. The Company has concluded that there is no impact on the financial statements as a result of the adoption of the new guidance.

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

NOTE D – REAL ESTATE PORTFOLIO

Financial Accounting Standards Board (FASB) guidance on property acquisitions requires the acquiring entity in a business combination to recognize the fair value of assets acquired and liabilities assumed in the transaction and recognize contingent consideration arrangements and pre-acquisition loss and gain contingencies at their acquisition-date fair value. The acquirer is required to expense, as incurred, acquisition related transaction costs. BRE expenses costs associated with the pursuit of potential acquisitions to General and Administrative expenses. Once an acquisition is probable the costs are categorized and expensed in Other expenses.

Acquisitions

Costs associated with the purchase of operating communities are allocated to land, building and intangibles when applicable, based on FASB business combination guidance.

On August 31, 2010, the Company purchased an operating community totaling 500 units located in Marina Del Rey, California, for an aggregate purchase price of $166,000,000.

On August 12, 2010, the Company purchased an operating community totaling 226 units located in San Jose, California, for an aggregate purchase price of $50,300,000. In connection with the acquisition, the company assumed an existing $32,500,000 secured mortgage loan, with a fixed interest rate of 5.74%, scheduled to mature in 2019.

On April 20, 2010, the Company purchased an operating community totaling 117 units located in San Jose, California, for an aggregate purchase price of $29,600,000.

On March 23, 2010, the Company purchased an operating community totaling 194 units located in San Diego, California, for an aggregate purchase price of $46,201,000.

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

At September 30, 2010, the Company had no operating apartment communities classified as held for sale.

During September 2010, the Company sold one operating community, Pinnacle Riverwalk Apartments, a 714 unit property located in Riverside, California for an aggregate sales price of approximately $73,000,000, resulting in a net gain on sale of approximately $5,700,000.

During August 2010, the Company sold one operating community, Boulder Creek Apartments, a 264 unit property located in Riverside, California for an aggregate sales price of approximately $24,600,000, resulting in a net gain on sale of approximately $7,400,000.

During April 2010, the Company sold one operating community, Montebello Apartments, a 248 unit property located in Kirkland, Washington for an aggregate sales price of approximately $39,000,000, resulting in a net gain on sale of approximately $11,700,000.

During 2009, the Company sold two operating communities totaling 752 units: Overlook at Blue Ravine, with 512 units located in Folsom, California; and Arbor Pointe, a 240 unit property located in Sacramento, California. The two properties were sold for an aggregate sales price of approximately $67,000,000, resulting in a net gain on sales of approximately $21,574,000. In addition to the two communities, the Company sold an excess parcel of land in Santa Clara, California, classified as held for sale at December 31, 2008, for gross sales proceeds totaling $17,100,000, approximately equal to the carrying value.

For the quarter ended September 30, 2010, the results of operations generated by the three properties sold during 2010, were included in discontinued operations on the consolidated statement of income and totaled approximately $14,682,000. For the quarter ended September 30, 2009, the combined operating results generated by the three properties sold during 2010, and the two properties sold during 2009 were included in the discontinued operations line on the consolidated statement of income and totaled approximately $8,586,000.

The following is a breakdown of the combined results of operations for the operating apartment communities included in discontinued operations:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
(amounts in thousands)	2010	2009	2010	2009
Rental and ancillary income	$2,566	$3,888	$9,105	$15,711
Real estate expenses	(1,087)	(1,481)	(3,594)	(5,949)
Provision for depreciation	—	(1,106)	(1,969)	(3,431)

Income from discontinued operations, net	$1,479	$1,301	$3,542	$6,331

Gain on sales, net	$13,203	$7,285	$24,885	$21,574

Total discontinued operations	$14,682	$8,586	$28,427	$27,905

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

Effective February 24, 2010, the Company terminated the Equity Distribution Agreement (EDA) it entered into on May 14, 2009 under which the Company could issue and sell from time to time through or to its sales agent shares of its common stock having an aggregate offering price of up to $125,000,000. During the nine months ended September 30, 2009, 3,017,808 shares were issued under the EDA for gross proceeds of approximately $79,600,000 with an average gross share price of $26.39. Proceeds were used for general corporate purposes, which included reducing borrowings under the Company’s unsecured credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding securities and funding for development activities.

On February 24, 2010, the Company entered into new EDAs under which the Company may issue and sell from time to time through or to its sales agents shares of its common stock having an aggregate offering price of up to $250,000,000. During the nine months ended September 30, 2010, no shares were issued under the EDAs. The Company intends to use any net proceeds from the sale of our shares under the EDAs for general corporate purposes, which may include reducing borrowings under its unsecured credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities and financing for acquisitions.

On April 26, 2007, the Company’s Board of Directors authorized BRE to purchase an aggregate of up to $100,000,000 of its shares of common stock. As of May 7, 2010, the Company has not purchased any shares under this authorization.

During the nine months ended September 30, 2010, 808,960 shares of common stock were issued under the Company’s stock-based compensation plans, 16,801 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan, 56,154 operating company units were exchanged for cash and 76,097 operating company units were converted to common stock shares.

Consolidated Statements of Stockholders Equity
(Dollar amounts in thousands, except share and per share data)
Common Stock Shares	September 30, 2010
Balance at beginning of year	55,136,359
Common stock issuance	8,050,000
Operating Company unit holder conversion	76,097
Stock options exercised, net of shares tendered	592,823
Vested restricted shares, net of shares tendered	216,137
Shares issued pursuant to dividend reinvestment plan	16,801

Balance at end of period	64,088,217

Preferred stock shares
Balance at beginning of year	7,000,000

Balance at end of period	7,000,000

Common stock
Balance at beginning of year	$551
Common stock issuance	81
Operating Company unit holder conversion	1
Stock options exercised	6
Vested restricted shares	2

Balance at end of period	$641

Preferred stock
Balance at beginning of year	$70

Balance at end of period	$70

Additional paid-in capital
Balance at beginning of year	$1,135,505
Stock based compensation, exercise of options and other	19,592
Change in redemption value of redeemable noncontrolling interests	(5,179)
Change in noncontrolling interest units	2,049
Dividend reinvestment plan	643
Common stock issuance	275,632
Share issuance cost	(12,271)

Balance at end of period	$1,415,971

Cumulative dividends in excess of accumulated net income
Balance at beginning of year	$(113,207)
Net income	51,400
Cash dividends declared to common shareholders	(69,344)
Cash dividends declared to preferred shareholders	(8,859)
Redeemable noncontrolling interest in income	(1,111)

Balance at end of period	$(141,121)

Redeemable noncontrolling interests
Balance at beginning of year	$33,605
Redeemable noncontrolling interests in income	1,111
Distributions to redeemable noncontrolling interests	(1,111)
Conversion/ redemption activity	(4,178)
Change in redemption value of redeemable noncontrolling interests	5,179

Balance at end of period	$34,606

NOTE F – LEGAL MATTERS

As of September 30, 2010, there were no pending legal proceedings to which the Company is a party or of which any of the Company’s properties are the subject, which management anticipates would have a material effect on the Company’s consolidated financial position and results of operations.

NOTE G – DEBT

On September 15, 2010, the Company closed an offering of $300,000,000 of 10.5 year senior unsecured notes. The notes will mature on March 15, 2021 and have a coupon rate of 5.20%. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $297,477,000.

On August 12, 2010, the Company purchased an operating community totaling 226 units located in San Jose, California, for an aggregate purchase price of $50,300,000. In connection with the acquisition, the company assumed an existing $32,500,000 secured mortgage loan, with a fixed interest rate of 5.74%, with payment terms of interest only until October 2012, and payment of principal and interest until the scheduled maturity in 2019.

On April 30, 2010 the Company refinanced a single property mortgage loan totaling $59,500,000 at a fixed rate of 5.20%. The mortgage has a 10 year interest only term and matures in May 2020. The original mortgage note had a principal amount outstanding of $31,100,000 and was scheduled to mature on October 1, 2010, at a fixed rate of 7.38%.

During the nine months ended September 30, 2010, the Company repurchased $15,000,000 of its 4.125% convertible senior unsecured notes at par. The Company recognized a net loss on early debt extinguishment of $558,000 in connection with the repurchase.

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

The Company maintains its revolving credit facility of $750,000,000. Based on the Company’s current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, the Company pays a 0.15% annual facility fee on the capacity of the facility. There were no borrowings under the revolving unsecured line of credit at September 30, 2010, compared to $288,000,000 at December 31, 2009. Borrowings under the credit facility are used to fund acquisition and development activities as well as for general corporate purposes. The Company typically reduces its outstanding balance on the revolving unsecured line of credit with available cash balances.

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

NOTE I – FAIR VALUE MEASUREMENT

The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash, other assets, accounts payable and accrued expenses, and lines of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of the Company’s mortgage loans and unsecured senior notes is approximately $1,400,185,000 at September 30, 2010 (compared to a carrying value of $1,906,252,000 at September 30, 2010).

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

Fair Value Measurements

The Company’s redeemable noncontrolling interests that have a conversion feature are required to be marked to redemption value at each reporting period. The maximum redemption amount of the redeemable noncontrolling interests is contingent on the fair value of the Company’s common stock at the redemption date, and therefore the amount reported on the consolidated balance sheets is calculated based on the fair value of the Company’s common stock as of the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests are classified as Level 2. The impact was an increase of redeemable noncontrolling interests to $5,179,000 at September 30, 2010 and an increase in redeemable noncontrolling interests to $4,624,000 at December 31, 2009, to adjust the noncontrolling interest to its redemption value with an offsetting change in additional paid in capital.

The estimated fair values of investment securities classified as deferred compensation plan investments are based on quoted market prices utilizing public information for the same transactions or information provided through third-party advisors and are therefore classified as Level 1. The Company’s deferred compensation plan investments are recorded in other assets and totaled $2,844,000 and $2,604,000 at September 30, 2010 and at December 31, 2009.

There were no transfers of assets measured at fair value between Level 1 and Level 2 of the fair value hierarchy for the three months ended September 30, 2010.

NOTE J – SUBSEQUENT EVENTS

The Company has evaluated and disclosed subsequent events through the date of the issuance of the financial statements.

On October 13, 2010, the Company closed a tender offer on $321,334,000 of our 4.125% convertible senior unsecured notes for an aggregate price of 104% of par, or approximately $334,187,360. After the tender offer an aggregate principal amount of $35,000,000 of the notes remain outstanding. A loss on extinguishment of debt of approximately $22,900,000 will be recognized in the fourth quarter of 2010 in connection with this tender offer.

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

Executive Summary

We are a self-administered equity real estate investment trust, or “REIT,” focused on the acquisition, development and management of multifamily apartment communities in the Western United States. At September 30, 2010, our portfolio had real estate assets with a net book value of approximately $3.1 billion that included 76 wholly or majority-owned apartment communities, aggregating 21,622 units; 13 multifamily communities owned in joint ventures, comprised of 4,080 apartment units; and five wholly or majority-owned apartment communities in various stages of construction and development, totaling 1,576 units. We earn revenue and generate cash primarily by collecting monthly rent from our apartment residents.

At September 30, 2010, we owned five parcels of land for future development located in Northern and Southern California.

During the nine months ended September 30, 2010, we completed an equity offering of 8,050,000 common shares, including shares issued to cover over-allotments, at $34.25 per share. Total net proceeds from this offering were approximately $264,400,000 after deducting the underwriting discount and other offering expenses. We used the net proceeds from the offering for general corporate purposes, which include reducing borrowings under our unsecured revolving credit facility. This offering strengthened our balance sheet credit metrics and provided additional capital capacity for growth.

Our year-over-year operating results reflect same-store performance, rental and ancillary income from communities stabilized during 2009, and properties in the lease-up phase of development. Acquired communities and recently completed development properties are considered non-same-store communities.

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and 2009

Rental and ancillary income

Total rental and ancillary revenues were $88,032,000 for the three months ended September 30, 2010, compared to $82,682,000 for the same period in 2009. We define our non-same-store communities as communities acquired, developed and stabilized starting July 1, 2009. During the 15 months subsequent to June 30, 2009, we had 1,367 units in different phases of lease up and we acquired 1,037 units. Total rental and ancillary income increased by $5,350,000 or 6% during the three months ended September 30, 2010. Rental and ancillary revenues from non-same-store communities increased approximately $5,973,000 or 180% for the three months ended September 30, 2010, compared to the same period in 2009. Same-store communities revenue decreased by approximately $623,000 or 1% for the three months ended September 30, 2010, compared to the same period in 2009. Monthly market rents in the same-store portfolio for the third quarter of 2010 decreased 3.5% to $1,428 per unit from $1,479 per unit in the third quarter of 2009. The decrease in rent was offset by increased physical occupancy levels which averaged 96.2% during the third quarter of 2010, as compared with 94.8% for the same period in 2009.

A summary of the components of revenues for the quarters ended September 30, 2010 and 2009 follows (dollar amounts in thousands):

	Three months ended September 30, 2010		Three months ended September 30, 2009
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2009 to 2010
Rental income	$84,572	96%	$79,547	96%	6%
Ancillary income	3,460	4%	3,135	4%	10%

Total revenues	$88,032	100%	$82,682	100%	6%

The total increase in revenues of $5,350,000 for the three months ended September 30, 2010, as compared with the three months ended September 30, 2009, was generated from an increase in non-same-store revenue as follows (dollar amounts in thousands):

	2010 Change	% Change from 2009 to 2010
Same-store communities	$(623)	(1)%
Non-same-store communities	5,973	180%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$5,350	6%

Real estate expenses

For the quarter ended September 30, 2010, real estate expenses totaled $28,626,000, as compared with $26,625,000 for the quarter ended September 30, 2009. The year-over-year increase in total real estate expenses is primarily attributable to non-same-store communities. Non-same-store expenses increased approximately $1,633,000, or 99% from the quarter ended September 30, 2009 which represents the increase in the year-over-year size of the portfolio. Real estate expenses attributed to same-store communities increased $368,000 or 2% during the three months ended September 30, 2010.

A summary of the categories of real estate expenses for the quarter ended September 30, 2010 and 2009 follows (dollar amounts in thousands):

	Three months ended September 30, 2010		Three months ended September 30, 2009
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2009 to 2010
Same-store	$25,340		$24,972		2%
Non-same-store	3,286		1,653		99%

Total real estate Expenses	$28,626	33%	$26,625	32%	8%

Interest expense

Interest expense was $21,639,000 (net of $2,864,000 of interest capitalized to the cost of apartment communities under development and construction) for the quarter ended September 30, 2010, an increase of $641,000 from the same period in 2009. Interest expense was $20,998,000 for the quarter ended September 30, 2009 (net of $3,389,000 of interest capitalized to the cost of apartment communities under development and construction). The decrease in capitalized interest for the quarter ended September 30, 2010 from the same period in 2009 is attributable to fewer communities under development and construction during 2010.

General and administrative expenses

General and administrative expenses totaled $5,015,000 and $4,104,000 for the three months ended September 30, 2010 and 2009, respectively. The $911,000, or 22%, increase in the current period is primarily due to an increase of $600,000 in compensation costs.

Other income

Other income for the quarter ended September 30, 2010 totaled $741,000 and is primarily comprised of approximately $432,000 of management fee income and approximately $93,000 of interest income. Other income for the quarter ended September 30, 2009 totaled $760,000 and is comprised of approximately $428,000 of management fee income and approximately $195,000 of interest income.

Other Expenses

Other expenses for the quarter ended September 30, 2010 totaled $2,391,000 and is comprised of costs related to the acquisition of two operating communities.

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

At September 30, 2010, the Company had no operating apartment communities classified as held for sale.

During September 2010, the Company sold one operating community, Pinnacle Riverwalk Apartments, a 714 unit property located in Riverside, California for an aggregate sales price of approximately $73,000,000, resulting in a net gain on sale of approximately $5,700,000.

During August 2010, the Company sold one operating community, Boulder Creek Apartments, a 264 unit property located in Riverside, California for an aggregate sales price of approximately $24,600,000, resulting in a net gain on sale of approximately $7,400,000.

In April 2010, the Company sold one operating community, Montebello Apartments, a 248 unit property located in Kirkland, Washington for an aggregate sales price of approximately $39,000,000, resulting in a net gain on sale of approximately $11,700,000.

During 2009, we sold two operating communities totaling 752 units: Overlook at Blue Ravine, with 512 units located in Folsom, California; and Arbor Pointe, a 240 unit property located in Sacramento, California. The two properties were sold for an aggregate sales price of approximately $67,000,000, resulting in a net gain on sale of approximately $21,574,000. In addition to the two communities, we sold an excess parcel of land in Santa Clara, California, for gross sales proceeds totaling $17,100,000, approximately equal to the carrying value.

For the quarter ended September 30, 2010, the results of operations generated by three properties sold during 2010 were included in discontinued operations on the consolidated statement of income and totaled approximately $14,682,000. For the quarter ended September 30, 2009, the combined results by three properties sold during 2010, and the two properties sold during 2009 were included in the discontinued operations line on the consolidated statement of income and totaled approximately $8,586,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the third quarters of 2010 and 2009 represent the portion of dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. All our current outstanding series of preferred stock have a $25.00 per share liquidation share preference.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the quarter ended September 30, 2010, was $19,605,000, or $0.30 per diluted share, as compared with $16,584,000, or $0.31 per diluted share, for the same period in 2009.

Results of Operations

Comparison of the Nine Months Ended September 30, 2010 and 2009

Rental and ancillary income

Total rental and ancillary revenues were $255,266,000 for the nine months ended September 30, 2010, compared to $247,654,000 for the same period in 2009. We define our non-same-store communities as communities acquired, developed and stabilized starting July 1, 2009. During the 21 months subsequent to December 31, 2008, we had 1,367 units in different phases of lease up and we acquired 1,037 units. Total rental and ancillary income increased by $7,612,000 or 3% during the nine months ended September 30, 2010. Same-store communities revenue decreased by approximately $6,693,000 or 3% for the nine months ended September 30, 2010, compared to the same period in 2009. The decrease was offset by an increase in rental and ancillary revenues from non-same-store communities of approximately $14,305,000 or 214% for the nine months ended September 30, 2010, compared to the same period in 2009. Monthly market rents in the same-store portfolio for the nine months ended September 30, 2010, decreased 6.1% to $1,407 per unit from $1,498 per unit in for the nine months ended September 30, 2009. The decrease in rent was offset by increased physical occupancy levels that averaged 95.7% during the nine months ended September 30, 2010, as compared with 93.9% for the same period in 2009.

A summary of the components of revenues for the nine months ended September 30, 2010 and 2009 follows (dollar amounts in thousands):

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2009 to 2010
Rental income	$245,504	96%	$238,130	96%	3%
Ancillary income	9,762	4%	9,524	4%	2%

Total revenues	$255,266	100%	$247,654	100%	3%

The total increase in revenues of $7,612,000 for the nine months ended September 30, 2010, as compared with nine months ended September 30, 2009, was generated from an increase in non-same-store revenue as follows (dollar amounts in thousands):

	2010 Change	% Change from 2009 to 2010
Same-store communities	$(6,693)	(3)%
Non-same-store communities	14,305	214%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$7,612	3%

Real estate expenses

For the nine months ended September 30, 2010, real estate expenses totaled $83,500,000, as compared with $77,782,000 for the nine months ended September 30, 2009. The year-over-year increase in total real estate expenses is attributable to non-same-store communities. Non-same-store expenses increased approximately $4,265,000 or 108% from the nine months ended September 30, 2009, which represents the increase in the year-over-year size of the portfolio. Same-store real estate expenses increased $1,453,000 or 2% from the nine months ended September 30, 2009.

A summary of the categories of real estate expenses for the nine months ended September 30, 2010 and 2009 follows (dollar amounts in thousands):

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2009 to 2010
Same-store	$75,302		$73,849		2%
Non-same-store	8,198		3,933		108%

Total real estate Expenses	$83,500	33%	$77,782	31%	7%

Interest expense

Interest expense was $63,465,000 (net of $9,228,000 of interest capitalized to the cost of apartment communities under development and construction) for the nine months ended September 30, 2010, an increase of $2,024,000 from the same period in 2009. Interest expense was $61,441,000 for the nine months ended September 30, 2009 (net of $12,804,000 of interest capitalized to the cost of apartment communities under development and construction). The increase in interest expense and the decrease in capitalized interest for the nine months ended September 30, 2010 from the same period in 2009 is attributable to fewer communities under development and construction during 2010.

General and administrative expenses

General and administrative expenses totaled $15,454,000 and $12,648,000 for the nine months ended September 30, 2010 and 2009, respectively. The $2,806,000, or 22%, increase in the current period is primarily due to an increase of approximately of $1,600,000 in stock based compensation costs. During the nine months ended September 30, 2009 stock based compensation was reduced as it became clear that certain performance based awards, vesting at the end of 2009, would not achieve anticipated vesting levels. Stock based compensation for the nine months ended September 30, 2010 has returned to a normalized level.

Other income

Other income for the nine months ended September 30, 2010 totaled $2,254,000 and is primarily comprised of approximately $1,274,000 of management fee income, and approximately $450,000 of interest income. Other income for the nine months ended September 30, 2009 totaled $2,583,000 and is comprised of approximately $1,280,000 of management fee income, $640,000 of insurance settlement proceeds, $120,000 related to the sale of an excess parcel of land and approximately $400,000 of interest income.

Other Expenses

Other expenses for the nine months ended September 30, 2010 totaled $5,087,000 and is comprised of approximately $3,800,000 of operating apartment community acquisition related costs, and approximately $1,300,000 related to a one-time charge associated with the resignation of our Chief Operating Officer.

Discontinued operations

BRE classifies the results of operations for properties sold during the period or designated as held for sale at the end of the period and deemed a component of an entity to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposition of properties held for sale is reported as discontinued operations.

At September 30, 2010, the Company had no operating apartment communities classified as held for sale.

During September 2010, the Company sold one operating community, Pinnacle Riverwalk Apartments, a 714 unit property located in Riverside, California for an aggregate sales price of approximately $73,000,000, resulting in a net gain on sale of approximately $5,700,000.

During August 2010, the Company sold one operating community, Boulder Creek Apartments, a 264 unit property located in Riverside, California for an aggregate sales price of approximately $24,600,000, resulting in a net gain on sale of approximately $7,400,000.

In April 2010, we sold one operating community, Montebello Apartments, a 248 unit property located in Kirkland, Washington for an aggregate sales price of approximately $39,000,000, resulting in a net gain on sale of approximately $11,700,000.

During 2009, we sold two operating communities totaling 752 units: Overlook at Blue Ravine, with 512 units located in Folsom, California; and Arbor Pointe, a 240 unit property located in Sacramento, California. The two properties were sold for an aggregate sales price of approximately $67,000,000, resulting in a net gain on sale of approximately $21,574,000. In addition to the two communities, we sold an excess parcel of land in Santa Clara, California, for gross sales proceeds totaling $17,100,000, approximately equal to its carrying value.

For the nine months ended September 30, 2010, the results of operations generated by the three properties sold during 2010, were included in discontinued operations on the consolidated statement of income and totaled approximately $28,427,000. For the nine months ended September 30, 2009, the combined results of the three properties sold during 2010, and the two properties sold during 2009 were included in the discontinued operations line on the consolidated statement of income and totaled approximately $27,905,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the nine months ended September 30, 2010 and 2009 represent the portion of dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. All our current outstanding series of preferred stock have a $25.00 per share liquidation share preference.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the nine months ended September 30, 2010, was $41,430,000, or $0.68 per diluted share, as compared with $57,801,000, or $1.10 per diluted share, for the same period in 2009.

Liquidity and Capital Resources

In the event that we do not have sufficient cash available to us from our operations to continue operating our business as usual, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation: (a) divesting ourselves of properties at less than optimal terms; (b) issuing and selling our debt and equity in public or private transactions under less than optimal conditions; (c) entering into leases with new tenants at lower rental rates or less than optimal terms; (d) entering into lease renewals with our existing tenants without an increase (or with a decrease) in rental rates at turnover; (e) reducing the level of dividends to common shareholders to the minimum level necessary to maintain our corporate REIT status under the Internal Revenue Code; or (f) paying a portion of our dividends in stock rather than cash. Taking such measures to increase liquidity may have a materially adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

On July 30, 2009, our Board of Directors approved a reduction of quarterly common dividends to $0.3750 from $0.5625 per share effective for the third quarter of 2009. Our dividend per share amounts for the quarters ending September 30, 2010 and 2009 were $0.3750, respectively. The quarterly common dividend payment of $0.3750 is equivalent to $1.50 per common share on an annualized basis.

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. However, permanent financing may not be available on favorable terms, or at all. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. For the nine months ended September 30, 2010, cash flows generated from operating activities were in excess of distributions to common shareholders, preferred shareholders and noncontrolling interest members by approximately $30,000,000. Due to the timing associated with operating cash flows, there may be certain periods when cash flows generated by operating activities are less than distributions. We believe our unsecured credit facility provides adequate liquidity to address temporary cash shortfalls. We expect that annual cash flows from operations will exceed annual distributions to equity holders for the year ended December 31, 2010, which is consistent with prior years. Annual cash flows from operating activities exceeded annual distributions to common shareholders, preferred shareholders and noncontrolling interest members by approximately $16,000,000 and $37,000,000 for the years ended December 31, 2009 and 2008, respectively.

We had a total of $1,086,439,000 carrying amount in unsecured senior notes at September 30, 2010, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
January 2011	48,545,000	7.450%
February 2012 (1)	347,876,000	6.005%
February 2013	40,018,000	7.125%
March 2014	50,000,000	4.700%
March 2017	300,000,000	5.500%
March 2021	300,000,000	5.200%

Total / Weighted Average Interest Rate	$1,086,439,000	5.689%

(1)	The notes are putable by holders on February 21, 2012, August 15, 2013, August 15, 2016, and August 15, 2021. This principal amount of our 4.125% convertible unsecured debt outstanding totaled $356,334,000 (presented net of a $8,460,000 discount on the balance sheet). The notes have a final contractual maturity of August 15, 2026 and are callable by us on or after February 21, 2012. Subsequent to the end of the quarter, $321,334,000 of the notes were validly tendered. The balance outstanding as of November 5, 2010 was $35,000,000.

In addition, at September 30, 2010, we had mortgage indebtedness with a total principal amount outstanding of $811,355,000, at an effective interest rate of 5.60%, and remaining terms ranging from two to eleven years.

As of September 30, 2010, we had total outstanding debt balances of approximately $1,898,000,000 and total outstanding consolidated shareholders’ equity and redeemable noncontrolling interests of approximately $1,276,000,000 representing a debt to total book capitalization ratio of 59%.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, total debt to capital, and cash on hand among others. We were in compliance with all such financial covenants during the nine months ended September 30, 2010 and 2009.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2010, such as scheduled debt repayments, construction funding and property acquisitions. As of September 30, 2010 scheduled debt repayments through December 31, 2010 totaled approximately $500,000.

During the fourth quarter of 2007, we filed a new shelf registration statement with the Securities and Exchange Commission under which we may issue securities, including debt securities, common stock and preferred stock. Depending upon market conditions, we may issue securities under this or under future registration statements.

Subsequent to the end of the quarter, on October 13, we tendered $321,334,000 of our 4.125% convertible senior unsecured notes for an aggregate price of 104% of par, or $334,187,360. After the tender offer an aggregate principal amount of $35,000,000 of the notes remain outstanding.

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

Construction in progress and land under development

The following table provides data on our multifamily properties that are currently under various stages of development and construction. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot provide assurance that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed units shown in the table below. In addition to the properties below, we have predevelopment costs on land under contract for potential projects totaling approximately $15,100,000 recorded in Other assets on the Consolidated Balance Sheet.

Property Name	Location	Number of Units	Costs Incurred As of September 30, 2010	Estimated Total Cost [2]	Estimated Construction Start
Land Under Development[1]
Wilshire La Brea	Los Angeles, CA	470	$104.7	TBR	TBD
Pleasanton	Pleasanton, CA	240	15.9	TBR	TBD
Stadium Park II	Anaheim, CA	250	26.4	TBR	TBD
Town and Country	Sunnyvale, CA	280	19.9	TBR	TBD
Lawrence Station	Sunnyvale, CA	336	21.2	TBR	TBD

Total Land Under Development		1,576	$188.1	$708.9

(1)	Land Under Development represents projects in various stages of pre-development, development and initial construction for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to Construction in Progress on our Consolidated Balance Sheet. In addition to the projects listed the company has two projects under contract with an investment of $15,100,000 reported in other assets.
(2)	Reflects the aggregate cost estimates, specific property cost estimates to be reported (TBR) once entitlement approvals are received and we are prepared to begin construction.

Dividends Paid to Common and Preferred Shareholders and Distributions to Noncontrolling Interest Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. On July 30, 2009, our Board of Directors approved a reduction of quarterly common dividends to $0.3750 from $0.5625 per share effective for the third quarter of 2009. Our dividend per share amounts for the nine months ended September 30, 2010 and 2009 were $1.125 and $1.500 per share, respectively. Total dividends paid to common shareholders for the nine months ended September 30, 2010 and 2009 were $69,344,000 and $79,790,000, respectively. In addition, we paid $8,859,000 in aggregate on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock during the nine months ended September 30, 2010 and 2009, respectively.

Total distributions to redeemable noncontrolling interests were $796,000 and $1,172,000 for the nine months ended September 30, 2010 and 2009, respectively. Total distributions to other noncontrolling interests of our consolidated subsidiaries were $315,000 and $319,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

As of September 30, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of September 30, 2010, there were no pending legal proceedings to which we are a party, or of which any of our properties is the subject, which management anticipates would have a material adverse effect upon our consolidated financial condition and results of operations.

ITEM 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2010, there were 56,154 operating company units converted for cash and 76,097 units redeemed for shares.

On April 26, 2007, our Board of Directors authorized up to $100,000,000 in aggregate value of shares of our common stock that we may repurchase. The timing of repurchase activity is dependent upon the market price of our shares of common stock and other market conditions and factors. No shares were repurchased during the three months ended September 30, 2010.

	(a) Total Number of Shares (or Units) Purchased [1]	(b) Average Price Paid per Share (or Unit)[2]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Traded Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 though September 30, 2010	31,068	$41.40	—	—
Total	31,068	$41.40	—	—

[1]	Includes an aggregate of 31,068 shares withheld to pay taxes.
[2]	Average price paid per share owned and forfeited by shareholder.

ITEM 3.	Defaults Upon Senior Securities.

None

ITEM 4.	(Removed and Reserved).

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits.

4.1	5.200% Senior Note due 2021.

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the BRE Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.
(Registrant)

Date: November 5, 2010	/S/ JOHN A. SCHISSEL
John A. Schissel
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits.
4.1	5.200% Senior Note due 2021.

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the BRE Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.