Form 10-K
period 2010-12-31
BRE PROPERTIES INC /MD/
filed 2011-02-18
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No

At June 30, 2010, the aggregate market value of the registrant’s shares of Common Stock, par value $.01 per share, held by non-affiliates of the registrant was approximately $2,364,000,000. At January 31, 2011, 64,744,981 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders of BRE Properties, Inc. to be filed within 120 days of December 31, 2010 are incorporated by reference in Part III of this report.

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

References in this Annual Report on Form 10-K to “BRE,” “Company,” “we” or “us” refer to BRE Properties, Inc., a Maryland corporation.

Corporate Profile

We are a self-administered equity real estate investment trust, or REIT, focused on the development, acquisition and management of multifamily apartment communities primarily located in the major metropolitan markets within the state of California, and Seattle, Washington. We also own and operate communities in Phoenix, Arizona and Denver, Colorado. At December 31, 2010, our multifamily portfolio had real estate assets with a net book value of approximately $3.1 billion, which included: 75 wholly or majority owned stabilized multifamily communities, aggregating 21,318 units in California, Washington and Arizona; thirteen stabilized multifamily communities owned through joint ventures comprised of 4,080 apartment units; and six apartment communities in various stages of construction and development. We have been a publicly traded company since our founding in 1970 and have paid 161 consecutive quarterly dividends to our shareholders since inception.

Our business touches one of the most personal aspects of our customers’ lives—the place they call home. We believe this creates not just a responsibility, but an opportunity to set ourselves apart by seeing things from our residents’ point of view and putting them first in all we do. The power of this viewpoint is that what is good for our resident is good for our Company. As we build relationships with the people and communities we serve, we set ourselves apart in the marketplace and create long-term, income-producing investments for our shareholders. Our principal operating objective is to maximize the economic returns of our apartment communities so as to provide our shareholders with the greatest possible total return and value. To achieve this objective, we pursue the following primary strategies and goals:

•

Manage our business to yield a compelling combination of income and growth by achieving and maintaining high occupancy levels, dynamic pricing, and operating margin expansion through operating efficiencies and cost controls, and deploying new and recycled capital in supply-constrained markets;

•	Create a valuable customer experience that focuses on services from our residents’ point of view and generates increased profitability from resident retention and referrals;

•	Maintain balance sheet strength and maximize financial flexibility to provide continued access to attractively priced capital for strategic growth opportunities;

•

Communicate a clear, results-oriented strategic direction based on the long-term plan developed by Management and reviewed and approved by the Board of Directors, which is the driver behind all key decisions;

•	Respond openly and honestly to all investors by disclosing financial results comprehensively and efficiently, and making our business transparent to investors through our public disclosure.

We believe we can best achieve our objectives by developing, acquiring and internally managing high-quality apartment communities in high-demand, supply-constrained locations in the most attractive places to live in the Western United States, specifically coastal California. Our communities are generally near the business, transportation, employment and recreation centers essential to customers who value the convenience, service and flexibility of rental living. Recognizing that customers have many housing choices, we focus on developing and acquiring apartment homes with customer-defined amenities and providing professional management services delivered by well-trained associates. We have concentrated our investment and business focus in California and in Seattle, Washington, because of certain market characteristics that we find attractive, including the propensity to rent, and the scarcity of undeveloped land. From time to time, we dispose of assets that do not meet our long-term investment criteria, recycling the capital derived from property sales into apartment communities in supply-constrained locations that offer higher long-term return opportunities.

Events During 2010

During 2010, we acquired four communities totaling 1,037 units: Allure at Scripps Ranch, with 194 units, located in San Diego, California; Museum Park, with 117 units, located in San Jose, California; Fountains at River Oaks, with 226 units, located in San Jose, California; and Aqua at Marina Del Rey, with 500 units, located in Marina Del Rey, California. In connection with the acquisition of Fountains at River Oaks, we assumed an existing $32,500,000 secured mortgage loan, with a fixed interest rate of 5.74% that is scheduled to mature in 2019. The aggregate investment in these four communities was $292,100,000. In addition to the communities, we purchased one land parcel for future development of 280 units, in Sunnyvale, California for $19,000,000.

During 2010, we completed construction of two development communities: Belcarra, with 296 units in Bellevue, Washington, and Villa Granada, with 270 units in Santa Clara, California. The aggregate investment in the two communities totals $178,025,000.

As of December 31, 2010 we own one site under construction, located in Sunnyvale, California. The aggregate investment in the site is expected to total $110,600,000. We have an estimated cost of $81,500,000 to complete existing construction in progress, which is estimated to be completed in the first quarter of 2013.

As of December 31, 2010, we owned five parcels of land that are in the process of entitlement and predevelopment.

During 2010, we sold four communities totaling 1,530 units: Montebello, with 248 units located in Seattle, Washington; Boulder Creek, a 264 unit property located in Riverside, California; Pinnacle Riverwalk, a 714 unit property located in Riverside, California; and Parkside Village, a 304 unit property located in Riverside, California. The approximate gross proceeds from sales of the four communities were $167,327,000, resulting in a net gain of approximately $40,111,000. Three of the four properties sold were located in the Inland Empire, reducing our exposure in this market to 7.4% of total net operating income from 11.2% in 2009.

Effective February 24, 2010, we terminated the equity distribution agreement we entered into on May 14, 2009 under which we could issue and sell from time to time through or to our sales agent shares of our common stock having an aggregate offering price of up to $125,000,000. On February 24, 2010, we entered into new equity distribution agreements (EDAs) under which we may issue and sell from time to time through or to our sales agents shares of our common stock having an aggregate offering price of up to $250,000,000. During 2010, 581,055 shares were issued under the EDAs for gross proceeds of approximately $25,000,000 with an average gross share price of $43.02. Proceeds were used for general corporate purposes, which included reducing borrowings under our unsecured credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding securities and funding for development activities.

On April 7, 2010, we completed an equity offering of 8,050,000 common shares, including shares issued to cover over-allotments, at $34.25 per share. Total net proceeds from this offering were approximately $265,000,000 after deducting the underwriting discount and other offering expenses we paid. We used the net proceeds from the offering for general corporate purposes, which included reducing borrowings under our unsecured revolving credit facility.

On April 30, 2010 we refinanced a single property mortgage loan totaling $59,500,000 at a fixed rate of 5.20%. The mortgage has a 10 year interest only term. The original mortgage note had a principal amount outstanding of $31,100,000 and was scheduled to mature on October 1, 2010, at a fixed rate of 7.38%.

On September 22, 2010, we closed an offering of $300,000,000 of 10.5 year senior unsecured notes with a coupon rate of 5.20%. The notes will mature on March 15, 2021. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $297,477,000. We used the net proceeds of the 2021 Notes Offering to repay borrowings under our $750 million unsecured credit facility and used a portion of the proceeds to fund a portion of the purchase price and accrued and unpaid interest on any 4.125% convertible senior notes due 2026 validly tendered and accepted for payment pursuant to the Offer to Purchase dated September 15, 2010.

As a result of the resignation of our former Chief Operating Officer, we recognized a one-time expense during the second quarter of 2010 totaling approximately $1,300,000.

During June 2010, we repurchased $15,000,000 of our 4.125% convertible senior unsecured notes at par. We recognized a net loss on early debt extinguishment of $558,000 in connection with the repurchase. On October 13, 2010, we closed a fixed price cash tender offer for any and all of our 4.125% convertible senior unsecured notes due 2026. As a result, $321,334,000 in aggregate principal of our 4.125% convertible senior unsecured notes due 2026 were validly tendered, and we accepted, purchased and subsequently cancelled the notes for an aggregate purchase price of 104% of par, or approximately $334,187,360. We recognized a net loss of $22,949,000 in connection with the tender offer. After the tender offer an aggregate principal amount of $35,000,000 of the notes remain outstanding.

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

During 2009, we completed construction of three development communities: Taylor 28, with 197 units in Seattle, Washington, 5600 Wilshire, with 284 units in Los Angeles, California and Park Viridian with 320 units in Anaheim, California. The aggregate investment in the three communities totaled $282,934,000.

As of December 31, 2009, we owned two sites that were under construction. The aggregate investment in these two sites is expected to total approximately $176,100,000. We had an estimated cost of $16,400,000 to complete existing construction in progress, which was completed during 2010.

As of December 31, 2009, we owned four parcels of land that were in the process of entitlement and predevelopment.

On July 30, 2009, our Board of Directors approved a reduction in quarterly common dividends to $0.3750 from $0.5625 per share for the third quarter of 2009. The quarterly common dividend payment of $0.3750 was equivalent to $1.5000 per common share on an annualized basis.

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

On April 7, 2009, we closed a $620,000,000 secured credit facility with Deutsche Bank Berkshire Mortgage, Inc. The facility consists of two $310,000,000 tranches. The first tranche has a fixed rate term of 10 years and has a maturity date of May 1, 2019. The second tranche has a maturity date of September 1, 2020, with a fixed rate term for the first 10 years and a variable rate for the remaining one-year period. Together, the effective composite annual cost of debt is 5.6% inclusive of rate hedging transactions. Fifteen multifamily properties totaling 4,651 units with a net carrying value of $607,500,000 secured the credit facility at the time of closing. Proceeds from this facility were used to refinance near-term debt maturities, debt tenders and debt repurchases noted below.

On April 15, 2009, we closed a fixed price cash tender offer for any and all of our outstanding 5.750% senior notes due 2009 and any and all of our outstanding 4.875% senior notes due 2010. As a result, $61,407,000 and $119,421,000 in aggregate principal amount of the 5.750% senior notes due 2009 and 4.875% senior notes due 2010, respectively, were validly tendered and we accepted, purchased and subsequently cancelled the notes. After giving effect to the purchase of the tendered notes, an aggregate principal amount of $30,579,000 of the 4.875% senior notes due in 2010, were paid in full during 2010. The remaining principal balance of the 5.750% senior notes due in 2009 were paid in full during September 2009, as the note came due.

On April 1, 2009, we closed a fixed price cash tender offer for any and all of our outstanding 7.450% senior notes due 2011 and any and all of our outstanding 7.125% senior notes due 2013. As a result, $201,455,000 and $89,982,000 in aggregate principal amount of the 7.450% senior notes due 2011 and 7.125% senior notes due 2013, respectively, were validly tendered and we accepted, purchased and subsequently cancelled the notes. After giving effect to the purchase of the tendered notes, an aggregate principal amount of $48,545,000 7.450% senior notes due 2011 were paid in full in 2011, and $40,018,000 7.125% senior notes due in 2013, respectively, remain outstanding.

During the course of 2009, we repurchased $78,266,000 of our 4.125% convertible senior unsecured notes for an aggregate price of 92.98% of par, or approximately $72,776,000.

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

During 2008, we completed construction of three development communities: Avenue 64, with 224 units in Emeryville, California; The Stuart at Sierra Madre with 188 units in Pasadena, California and Renaissance at Uptown Orange with 460 units in Orange, California. The aggregate investment in the three communities totaled $249,076,000.

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

In the fourth quarter of 2008, we recorded a $5,119,000 abandonment charge included in other expenses for previously capitalized costs related to three sites under option agreements or letters of intent that did not proceed to development. The abandonment charge is associated with the deceleration of our development program due to current and expected deterioration of economic conditions and credit availability.

During the fourth quarter of 2008, we incurred cash severance charges totaling approximately $1,500,000, of which $600,000 were recorded as an expense, and $900,000 was capitalized as development cost. The reduction in force involved management and staff- level associates primarily in the development area, reducing the overall level of employees by 4%, and development personnel by 36%.

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

Structure, Tax Status and Investment Policy

We were incorporated in the state of Maryland in 1970. We are organized and operate in a manner intended to enable us to qualify as a real estate investment trust, or REIT, under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we generally will not be subject to federal income tax to the extent we distribute 100% of our taxable income to our shareholders. REITs are subject to a number of complex organizational and operational requirements. If we fail to qualify as a REIT, our taxable income may be subject to income tax at regular corporate rates. See “Risk Factors—Tax Risks.”

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

Employees

As of December 31, 2010, we had 628 employees. No employee is covered by collective bargaining agreements.

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

Additionally, see Part II, Item 8 and Part IV, Item 15 of this report for our consolidated financial statements.

Executive Officers

The following persons were executive officers of BRE as of February 18, 2011:

Name	Age at February 18, 2011	Position(s)
Constance B. Moore	55	President, Chief Executive Officer and Director
Stephen C. Dominiak	47	Executive Vice President, Chief Investment Officer
Kerry Fanwick	55	Executive Vice President, General Counsel
Deborah J. Jones	60	Executive Vice President, Associate Relations and Development
Scott A. Reinert	52	Executive Vice President, Operations
John A. Schissel	44	Executive Vice President, Chief Financial Officer

Ms. Moore has served as President and Chief Executive Officer since January 2005. Prior to serving as the Company’s Chief Executive Officer, she served as our Chief Operating Officer from July of 2002 through December 2004. Ms. Moore held several executive positions with Security Capital Group & Affiliates, an international real estate operating and investment management company, from 1993 to July 2002, including Co-Chairman and Chief Operating Officer of Archstone-Smith Trust, a Colorado-based multifamily REIT. Ms. Moore holds a Master of Business Administration Degree from the University of California, Berkeley and a Bachelor’s Degree in Business Administration from San Jose State University.

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

Mr. Fanwick has served as Executive Vice President, General Counsel since July 2008. Prior to serving as the Company’s Executive Vice President, General Counsel, he served as Senior Vice President, General Counsel from February 2007 through July 2008. Mr. Fanwick was a co-founding partner of Miller & Fanwick, LLP, a law firm specializing in business and financial strategies, where he served as partner from May 1998 to December 2006. Previously, he served as general counsel for First Nationwide Bank from 1990 to 1998; an attorney at the law firm of Wilson, Sonsini, Goodrich & Rosati from 1981 to 1985; and in-house counsel and a member of senior management for various financial services and real estate companies. Mr. Fanwick received his Juris Doctor Degree from Stanford Law School .

Ms. Jones has served as Executive Vice President, Associate Relations and Development since October, 2010. Ms Jones joined BRE in 2005 as Vice President, associate relations and development, and was promoted to Senior Vice President in 2007. She began her career in the apartment industry in 1984 as director, human resources for Trammell Crow Residential-West (TCR-W), which was acquired by BRE in 1997, and continued in that role as Vice President for BRE after the acquisition. From 2000 to 2005, she served as Vice President, human resources for The Irvine Company Apartment Communities. Ms. Jones is a professionally certified executive coach and holds a bachelor’s degree in business administration from Hertford College in Hertford, England.

Mr. Reinert has served as Executive Vice President, Operations since January 24, 2011. Prior to joining BRE, he was employed by the Irvine Company in Newport Beach, California from 1994 to 2009. Most recently, he served as Senior Vice President, property management, for the Irvine Company Apartment Communities. His first position was Vice President, asset management, Irvine Apartment Communities, then a public REIT. In 1998, he was promoted to president, Irvine Apartment Management Company. After leaving the Irvine Company, Mr. Reinert founded Axiom Multifamily Realty Advisors, Inc., to invest in and manage properties in the Southwest. He began his career in property management at GFS Northstar (now Pinnacle) in Atlanta, where he rose to Chief Operating Officer, East, in four years. Mr. Reinert holds a Bachelor’s degree in real estate and risk management from Florida State University

Mr. Schissel has served as Executive Vice President, Chief Financial Officer since October, 2009. Prior to joining BRE, he served as Executive Vice President, Chief Financial Officer and Board Member of Carr Properties (and predecessor affiliate), a Washington D.C. based commercial office REIT, from 2004 to 2009. Prior to joining Carr Properties, Mr. Schissel worked at Wachovia Securities (and predecessor institutions), from 1991 to 2004, serving as Senior Vice President, and later as Director in the firm’s Real Estate Corporate Finance Group. Mr. Schissel holds a Bachelor’s degree in Business Administration and Finance from Georgetown University.

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

Our operations are concentrated in the Western United States, in particular the state of California; we are subject to general economic conditions in the regions in which we operate.

Our portfolio is primarily located in the San Francisco Bay Area, Los Angeles, Orange County, Inland Empire, San Diego, and Seattle markets. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other properties and alternative forms of housing. In particular our performance is disproportionately influenced by job growth and unemployment. To the extent the aforementioned general economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to our shareholders and pay amounts due on our debt could be materially adversely affected.

Our insurance coverage is limited and may not cover all losses to our properties.

We carry comprehensive liability, fire, mold, extended coverage and rental loss insurance with respect to our properties with certain policy specifications, limits and deductibles. While as of December 31, 2010, we carried flood and earthquake insurance for our properties with an aggregate annual limit of $90,000,000, subject to substantial deductibles, we cannot assure you that this coverage will be available on acceptable terms or at an acceptable cost, or at all, in the future, or if obtained, that the limits of those policies will cover the full cost of repair or replacement of covered properties. In addition, there may be certain extraordinary losses (such as those resulting from civil unrest or terrorist acts) that are not generally insured (or fully insured against) or underinsured losses (such as those resulting from claims in connection with the occurrence of mold, asbestos, and lead) because they are either uninsurable or not economically insurable. Should an uninsured or underinsured loss occur to a property, we could be required to use our own funds for restoration or lose all or part of our investment in, and anticipated revenues from, the property and would continue to be obligated on any mortgage indebtedness on the property. Any such loss could have a material effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt. In addition, a failure of any of our insurers to comply with their obligations to us could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

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

The operations of BRE Property Investors LLC are limited.

Six of our properties are held by BRE Property Investors LLC, which is referred to in this Annual Report on Form 10-K as the operating company. We are the sole managing member of the operating company and, as of December 31, 2010, held approximately a 95% equity interest in it. Third parties as non-managing members hold the remaining equity interests in the operating company.

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

At December 31, 2010, we had outstanding borrowings of approximately $1.8 billion. Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, and total debt to capital, among others. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

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

Risks Associated with Payment of Taxable Stock Dividends

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are partially payable in cash and partially payable in our stock. Under recent IRS guidance, up to 90% of any such taxable dividend with respect to calendar years 2009 through

2012, and in some cases declared as late as December 31, 2013, could be payable in our stock if certain conditions are met. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, such sales may put downward pressure on the trading price of our stock.

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

Tax Risks

Risks related to our REIT status.

We believe we have operated and intend to continue operating in a manner that will allow us to qualify as a REIT for federal income tax purposes under the Internal Revenue Code. However, we cannot assure you that we have in fact operated, or will be able to continue to operate, in a manner so as to qualify, or remain qualified, as a REIT. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions, for which there are only limited judicial or administrative interpretations, and the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to shareholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

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

Multifamily Property Data

Our multifamily properties represent 99% of our real estate portfolio and 99% of our total revenue.

Multifamily Properties	2010	2009	2008	2007	2006
Percentage of total portfolio at cost, as of December 31	99%	99%	99%	99%	99%
Percentage of total revenues, for the year ended December 31	99%	99%	99%	99%	99%

No single multifamily property accounted for more than 10% of total revenues in any of the five years ended December 31, 2010.

This table summarizes information about our 2010 operating multifamily properties and includes properties acquired during 2010 and properties in various phases of lease up:

Market	Number of Communities	Units	Percentage of Revenue[1]	Percentage of NOI[1]	Occupancy[2]	Market Rent[3]
San Diego	14	4,152	21%	23%	95.4%	$1,484
San Francisco Bay Area	13	3,765	19%	20%	92.0%	$1,629
Orange County	12	3,789	19%	19%	95.9%	$1,501
Los Angeles	13	3,047	15%	15%	95.3%	$1,501
Seattle	13	3,456	14%	13%	93.8%	$1,209
Inland Empire	7	1,807	8%	7%	95.9%	$1,237
Sacramento	1	400	1%	1%	96.4%	$1,151
Phoenix	2	902	3%	2%	95.8%	$858

Total/Weighted Average	75	21,318	100%	100%	94.6%	$1,417

The following table discloses certain operating data about our consolidated multifamily units:

	December 31,
	2010	2009	2008	2007	2006
Total number of units	21,318	21,245	21,196	21,808	22,680
Portfolio occupancy[4]	95%	95%	94%	94%	94%
Market rent per unit [3]	$1,417	$1,475	$1,528	$1,424	$1,363
Total number of properties	75	73	72	77	81

[1]

Represents the aggregate revenue and net operating income (NOI) from properties in each market divided by the total revenue and net operating income of multifamily properties for the year ended December 31, 2010. Excludes revenue and NOI from properties sold in 2010 and income from unconsolidated joint ventures.

[2]	Represents average physical occupancy for all properties for the twelve months ended December 31, 2010. The total is a weighted average by units for all communities shown.
[3]	Represents average prevailing gross market rent per unit for the twelve months ended December 31, 2010. The total is a weighted average by units for all communities shown.
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

	December 31,
	2010	2009	2008	2007	2006
Number of same-store units	18,914	19,572	19,053	19,233	19,104
Same-store units % of total units	89%	92%	90%	89%	84%
Same-store revenue change	(2.0%)	(3.9%)	3.4%	5.0%	6.2%
Same-store expense change	1.7%	1.9%	4.0%	1.5%	7.0%
Same-store NOI change	(3.7%)	(6.4%)	3.2%	6.5%	5.9%

Our business focus is the ownership, development and operation of multifamily communities; we evaluate performance and allocate resources primarily based on the net operating income (“NOI”) of an individual multifamily community. We define NOI as the excess of all revenue generated by the community (primarily rental revenue) less direct real estate expenses. Accordingly, NOI does not take into account community-specific costs such as depreciation, capitalized expenditures and interest expense. NOI, including NOI from discontinued operations, totaled approximately $243,000,000, $243,000,000, and $268,000,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

A reconciliation of net income available to common shareholders to NOI for the three years ended December 31 is as follows:

	Years ended December 31
(amounts in thousands)	2010	2009	2008
Net income available to common shareholders	$41,576	$50,642	$122,760
Interest expense, including discontinued operations	84,894	82,734	92,067
Provision for depreciation, including discontinued operations	94,384	88,419	81,459
Redeemable noncontrolling interests in income	1,446	1,885	2,291
Net gain on sales of discontinued operations	(40,111)	(21,574)	(65,984)
General and administrative expense	20,570	17,390	20,578
Dividends attributable to preferred stock	11,813	11,813	11,813
Other expenses	5,298	13,522	5,719
Net loss/(gain) on extinguishment of debt	23,507	(1,470)	(2,364)

Net operating income	$243,377	$243,361	$268,339

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

Development Properties

The following table provides data on our six multifamily properties that were under various stages of development and construction at December 31, 2010. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot assure that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed units shown in the table below. In addition to the properties below, we have made predevelopment investments and deposits on five potential projects totaling approximately $12,300,000. The deposits and predevelopment costs are reported in Other assets on the Consolidated Balance Sheet.

(Dollar amounts in millions) Property Name	Location	Proposed Number of Units	Costs Incurred to Date— December 31, 2010	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date[1]
Construction in Progress
Lawrence Station	Sunnyvale, CA	336	$29.1	$110.6	$81.5	1Q/2013

Total Construction in Progress		336	$29.1	$110.6	$81.5

Property Name	Location	Proposed Number of Units	Costs Incurred to Date - December 31, 2010	Estimated Total Cost[4]
Land Owned[2]
Wilshire La Brea[3]	Los Angeles, CA	470	$108.3	TBR
Pleasanton	Pleasanton, CA	240	16.4	TBR
Park Viridian II	Anaheim, CA	250	27.1	TBR
Town and Country	Sunnyvale, CA	280	26.3	TBR
Aviara[5]	Mercer Island, WA	166	5.5	TBR

Total Land Owned		1,406	$183.6	$635.5

[1]	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy.

[2]

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

[4]	Reflects the aggregate cost estimates; specific property cost estimates to be reported (TBR) once entitlement approvals are received and the company is prepared to begin construction.
[5]

During the fourth quarter, the company entered into a ground lease for the Mercer Island site. The ground lease has an initial term of 60 years, two 15-year extensions followed by a 9-year extension. The annualized GAAP straight line lease expense is approximately $664,000.

Insurance, Property Taxes and Income Tax Basis

We carry comprehensive liability, fire, pollution, extended coverage and rental loss insurance on our properties with certain policy specifications, limits and deductibles. In addition, at December 31, 2010, we carried flood and earthquake coverage with an annual aggregate limit of $90,000,000 (after policy deductibles ranging from 2%-5% of damages). Management believes the properties are adequately covered by such insurance.

Property taxes on portfolio properties are assessed on asset values based on the valuation method and tax rate used by the respective jurisdictions. The gross carrying value of our direct investments in operating rental properties was $3,464,466,000 as of December 31, 2010. On the same date our assets had an underlying federal income tax basis of approximately $3,352,051,000, reflecting, among other factors, the carryover of basis on tax-deferred exchanges.

Headquarters

We lease our corporate headquarters at 525 Market Street, 4th Floor, San Francisco, California, 94105-2712, from Knickerbocker Properties, Inc., a Delaware corporation. The lease covers 28,339 rentable square feet at annual per square foot rents, which were $24.00 as of December 31, 2010. The lease term ends on February 1, 2016. We also maintain leased regional offices in: Seattle, Washington; Emeryville, Irvine and San Diego, California; Phoenix, Arizona; and Denver, Colorado.

Item 3.	LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the ordinary course of business. As of December 31, 2010, there were no pending legal proceedings to which we are a party or of which any of our properties is the subject, which management anticipates would have a material adverse effect upon our consolidated financial condition and results of operations. See Note 16 to the consolidated financial statements for further detail or recent legal proceedings.

Item 4.	(REMOVED AND RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “BRE”. As of January 31, 2011, there were approximately 3,216 record holders of BRE’s common stock and the last reported sales price on the NYSE was $44.65. The number of holders does not include shares held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder. As of January 31, 2011, there were approximately 20,584 beneficial holders of BRE’s common stock.

This table shows the high and low sales prices of our common stock reported on the NYSE Composite Tape and the dividends we paid for each common share:

	Years ended December 31,
	2010			2009
	Stock Price		Dividends Paid	Stock Price		Dividends Paid
	High	Low		High	Low
First Quarter	$37.66	$30.37	$0.3750	$28.70	$17.04	$0.5625
Second Quarter	$43.50	$34.92	$0.3750	$26.81	$18.92	$0.5625
Third Quarter	$43.47	$35.09	$0.3750	$32.77	$20.01	$0.3750
Fourth Quarter	$46.38	$41.01	$0.3750	$35.21	$26.77	$0.3750

Since 1970, when BRE was founded, we have made regular and uninterrupted quarterly distributions to shareholders. The payment of distributions by BRE is at the discretion of the Board of Directors and depends on numerous factors, including our cash flow, financial condition and capital requirements, REIT provisions of the Internal Revenue Code and other factors.

Operating company units in BRE Property Investors LLC converted into shares of BRE common stock or redeemed for cash totaled 155,634 and 10,674 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, 615,155 operating company units remain outstanding.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2010 for all of our equity compensation plans, including our Amended and Restated 1992 Employee Stock Plan, our 1999 Stock Incentive Plan and our Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	877,761	$34.62	1,716,328
Equity compensation plans not approved by security holders	—	—	—
Total	877,761	$34.62	1,716,328

COMPARATIVE STOCK PERFORMANCE

The line graph below compares the cumulative total shareholder return on BRE Common Stock for the last five years with the cumulative total return on the S&P 500 Index and the Morgan Stanley REIT Index over the same period. This comparison assumes that the value of the investment in the Common Stock and in each index was $100 on December 31, 2005 and that all dividends were reinvested (1).

BRE Properties, Inc.

Index	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
BRE Properties, Inc.	100	148.20	96.14	70.22	89.48	122.18
S&P 500	100	135.06	113.87	70.91	90.76	116.12
MSCI US REIT (RMS)	100	115.79	122.16	76.96	97.33	111.99

(1)	Common Stock performance data is provided by SNL Securities and is calculated using the ex-dividend date.
(2)	Indicates appreciation of $100 invested on December 31, 2005 in BRE Common Stock, S&P 500, and Morgan Stanley REIT Index securities, assuming reinvestment of dividends discussed above.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

During the year ended December 31, 2010, an aggregate 79,537 limited partnership units in BRE Property Investors LLC were redeemed for cash. The redemption value was calculated by multiplying the number of units redeemed times the 10 day average closing price of BRE’s common stock prior to the redemption date. In addition, 76,097 limited partnership units were converted into shares of BRE common stock with a one to one exchange ratio.

Issuer Purchases of Equity Securities

	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[2]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 though March 31, 2010	74,277	32.27	—	—
April 1, 2010 though June 30, 2010	282,989	55.05	—	—
July 1, 2010 though September 30, 2010	31,068	41.40	—	—
October 1, 2010 though December 31, 2010	5,754,930	55.85	—	—
Total	6,143,264	55.45	—	—

[1]

Includes an aggregate of 121,169 shares withheld to pay taxes and 6,022,095 shares of common stock, which represents the maximum number of shares of common stock that could be issuable upon conversion of the $336,334,000 4.125% convertible senior notes that were tendered for during 2010 at a maximum conversion rate of 17.9051 common shares per $1,000 principal amount of notes.

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

	2010	2009	2008	2007	2006
	(Amounts in thousands, except per share data)
Operating Results
Rental and ancillary revenues	$341,973	$326,180	$325,898	$302,788	$276,871
Revenues from discontinued operations	12,458	22,666	43,200	51,853	59,743
Income from unconsolidated entities and other income	5,112	5,788	10,445	7,920	27,972
Total revenues	$359,543	$354,634	$379,543	$362,561	$364,586
Net income available to common shareholders	$41,576	$50,642	$122,760	$103,607	$100,350
Plus:
Net gain on sales of discontinued operations	(40,111)	(21,574)	(65,984)	(55,957)	(38,302)
Depreciation from continuing operations	91,784	82,905	74,723	69,770	63,763
Depreciation from discontinued operations	2,600	5,514	6,736	10,179	11,071
Depreciation related to unconsolidated entities	1,991	1,841	1,715	1,285	844
Redeemable noncontrolling interest in income convertible into common shares	1,026	1,461	1,868	1,857	1,976
Funds from operations (FFO)[1]	$98,866	$120,789	$141,818	$130,741	$139,702
Net cash flows generated by operating activities	$140,719	$130,683	$167,010	$157,896	$171,641
Net cash flows used in investing activities	$(197,261)	$(80,537)	$(47,820)	$(216,391)	$(97,077)
Net cash flows generated by (used in) financing activities	$57,243	$(52,214)	$(118,418)	$55,365	$(83,025)
Dividends paid to common and preferred shareholder distributions to noncontrolling interests	$106,770	$114,379	$130,129	$128,092	$125,994
Weighted average shares outstanding—basic	61,420	52,760	51,050	50,735	50,925
Dilutive effect of stock based awards on EPS	—	1	390	790	1,045
Weighted average shares outstanding—diluted (EPS)	61,420	52,761	51,440	51,525	51,970
Dilutive effect of stock based awards on FFO only	175	—	—	—	—
Plus—Operating Company Units[2]	685	780	830	870	975
Weighted average shares outstanding—diluted (FFO)	62,280	53,541	52,270	52,395	52,945
Operating company units outstanding at end of period	615	771	780	845	959
Net income per share—basic	$0.67	$0.95	$2.38	$2.03	$1.96
Net income per share—assuming dilution	$0.67	$0.95	$2.36	$2.00	$1.92
Dividends paid to common shareholders	$1.50	$1.88	$2.25	$2.15	$2.05
Balance sheet information and other data
Real estate portfolio, net of depreciation	$3,097,528	$2,915,565	$2,911,295	$2,884,206	$2,752,913
Total assets	$3,156,247	$2,980,008	$2,992,744	$2,954,166	$2,823,023
Total debt	$1,792,918	$1,867,075	$1,902,401	$1,887,862	$1,631,132
Redeemable noncontrolling interests	$34,866	$33,605	$29,972	$42,357	$136,948
Shareholders’ equity	$1,276,393	$1,022,919	$969,204	$943,542	$977,750

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

[2]	Under earnings per share guidance, common share equivalents deemed to be anti-dilutive are excluded from the diluted per share calculations

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a self-administered equity real estate investment trust, or REIT, focused on the ownership, operation, development, and acquisition of apartment communities. Our operating and investment activities are primarily focused on the major metropolitan markets within the state of California, and Seattle, Washington. We also own and operate apartment communities in Phoenix, Arizona and Denver, Colorado. At December 31, 2010, our portfolio had real estate assets with a net book value of approximately $3.1 billion that included 75 wholly or majority owned completed apartment communities, aggregating 21,318 units; thirteen multifamily communities owned in joint ventures, comprised of 4,080 apartment units; and six apartment communities in various stages of construction and development. We earn revenue and generate operating cash flow primarily by collecting monthly rent from our apartment residents.

When compared to 2009, our 2010 annual results reflect the impact of the severe economic recession experienced by the U.S. economy from December 2007 through June 2009. During 2009, we experienced a decline in effective rental rates on leases signed throughout the year. This decline negatively impacted our results in 2010 as leases signed in 2009, but which expired in 2010, were renewed at lower effective rental rates.

Recognizing both the impact of this trend and the nascent stage of the economic recovery, we entered 2010 with a cautious outlook. Our operating results for the year exceeded our initial expectations, however, as we benefited from improving confidence among renters which resulted in lower levels of resident turnover, strong occupancy levels and the ability to raise effective rents sooner than anticipated. BRE’s 2010 same store property revenue and net operating income decreased 2.0% and 3.7%, respectively, in 2010 after declining 3.9% and 6.4%, respectively, in 2009. As the percentage decline in effective rental rates improved throughout 2010 due to a recovery in operating fundamentals, we experienced year-over-year quarterly revenue growth during the fourth quarter for the first time since the third quarter of 2008. Occupancy levels averaged 95.7% throughout 2010 compared to 94.3% in 2009 and resident turnover slowed to 61% from 65% in 2009.

During 2010, we acquired four operating communities consisting of 1,037 units and each located within California (two in San Jose, one in Los Angeles and one in San Diego) for an aggregate purchase price of $292,100,000. In addition, we acquired for a purchase price of $19,000,000 a parcel of land in Sunnyvale, California which can support the future development of approximately 280 units. We also disposed of four communities (three in the Inland Empire region of California and one in Seattle, Washington) for combined gross proceeds of approximately $167,326,000. The dispositions produced gains on the sales totaling $40,111,000. The acquisition and disposition activity in 2010 reflects the company’s strategy of concentrating its investments in coastal metropolitan areas which we believe possess stronger long-term growth prospects and reducing its exposure in the eastern portion of the Inland Empire which we believe does not retain the same long-term growth prospects as our coastal markets.

We also continued to strengthen our financial position and balance sheet flexibility during 2010. Through a combination of common equity issuance, debt financing and property dispositions, we raised over $800,000,000 in capital. The proceeds from these activities were used to fund investment activity, refinance near-term debt maturities and reduce our overall level of leverage.

Job growth and wage gains disproportionately influence our operating performance relative to other factors. Job growth typically translates into new households which in turn drives demand for apartment housing. Similarly, when job losses occur, household levels contract. During 2010, 28,400 jobs were added in our operating markets compared to a loss of 957,300 jobs in 2009. At the end of 2010, unemployment in California stood at 12.5% compared to 12.3% at year-end 2009.

As the economic environment improves, we believe our communities are well-positioned to take advantage of the favorable demographic factors that are expected to produce strong levels of revenue growth for apartment owners in the coming years. These factors include: (1) increases in overall population levels among the age cohort with the greatest tendency to rent (age 20 to 34 years old); (2) a greater propensity to rent among all age groups as a result of the psychology and financial impact on homeownership rates coming out of this past recession; and (3) low levels of new supply of apartment communities from development activities in our core markets.

To better understand our overall results, our 75 wholly or majority owned apartment communities can be characterized as follows:

•	18,914 units in 66 communities were owned, completed and stabilized for all of 2010 and 2009 (“same-store”) communities;

•

1,367 units in five development communities were experiencing lease up and stabilization during 2010 and 2009 and as a result did not have comparable year-over-year operating results (“non same-store”); and

•	1,037 units in four communities acquired during 2010 and as a result did not have comparable year-over-year operating results (“non same-store”).

In addition to year-over-year economic operating performance, our results of operations for the three years ended December 31, 2010 were affected by income derived from acquisitions and completions of apartment communities, offset by the cost of capital associated with financing these transactions. Our book capitalization grew to $3.1 billion at December 31, 2010 from $3.0 billion at December 31, 2007, reflecting capital raised through offerings of debt and equity.

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2010, 2009 and 2008

Revenues

Total revenues were $359,543,000 in 2010, $354,634,000 in 2009 and $379,543,000 in 2008, including revenues from discontinued operations. The increase in rental income in 2010 was derived from properties developed and acquired (non same-store properties). A summary of revenues for the years ended December 31, 2010, 2009 and 2008 follows:

	2010 Total	% of Total Revenues	2009 Total	% of Total Revenues	2008 Total	% of Total Revenues
Rental income	$329,280,000	92%	$313,987,000	89%	$313,118,000	83%
Ancillary income	12,693,000	4%	12,193,000	3%	12,780,000	3%
Revenues from discontinued operations	12,458,000	3%	22,666,000	6%	43,200,000	11%

Total Rental and Ancillary income	354,431,000		348,846,000		369,098,000

Unconsolidated income	2,178,000	—%	2,329,000	1%	2,560,000	1%
Other income	2,934,000	1%	3,459,000	1%	7,885,000	2%

Total revenue	$359,543,000	100%	$354,634,000	100%	$379,543,000	100%

Rental and Ancillary Income

Non same-store communities increased rental and ancillary revenues by $22,200,000 and $12,321,000 for the years ended December 31, 2010 and 2009, respectively. In 2010, on a “same-store” basis, rental and ancillary revenues decreased $6,407,000, or 2.0%, primarily due to a decrease in monthly revenue earned per unit. Average monthly revenue earned per occupied unit in the “same-store” portfolio decreased to $1,423 per unit from $1,474, or 3.5%, in 2010. The decrease in monthly revenue earned per unit was offset by an increase in same-store occupancy levels from 94.3% in 2009 to 95.7% in 2010. In 2009, on a “same-store” basis, rental and ancillary revenues decreased (12,039,000), primarily due to negative market rent trends.

	2010 Change	2009 Change
Same-store Communities	$(6,407,000)	$(12,039,000)
Non same-store Communities	22,200,000	12,321,000

Total change in rental and ancillary revenues from continuing operations	$15,793,000	$282,000

As described above, a portion of the increase in rental and ancillary revenues relates to acquired and developed communities. The following table summarizes our multifamily property development completed and dispositions:

	Year Ended December 31,
	2010	2009	2008
Total cost of development properties completed	$119,698,000	$282,934,000	$249,076,000

# of units completed	566	801	872

Total cost of properties acquired	$292,100,000	—	—

# of units acquired	1,037	—	—

Approximate gross sales proceeds of dispositions	$167,327,000	$67,000,000	$167,320,000

# of units sold	1,530	752	1,484

	2010	2009	2008
Number of wholly or majority owned operating properties at December 31,	75	73	72
Average portfolio physical occupancy rates for operating properties	95%	95%	94%

Portfolio occupancy is calculated by dividing the total occupied units by the total units in stabilized communities in the portfolio.

Other income

Other income totaled $2,934,000, $3,459,000 and $7,885,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and is comprised of the following:

	2010	2009	2008
Management Fees	$1,715,000	$1,700,000	$1,726,000
Interest Income	555,000	650,000	580,000
Legal or insurance settlements	530,000	640,000	4,400,000	(1)
Escrow deposit forfeiture	—	—	1,007,000	(2)
Other	134,000	469,000	172,000

Total	$2,934,000	$3,459,000	$7,885,000

(1)	Litigation settlement proceeds related to Pinnacle Galleria.
(2)	Forfeited escrow deposit on an asset held for sale that failed to close.

Expenses

Real estate expenses

The summary of real estate expenses, excluding discontinued operations is as follows:

	Year ended December 31,
	2010	2009	2008
Real estate expenses	$111,326,000	$102,734,000	$95,764,000
Real estate expenses as a percent of rental and ancillary income from continuing operations	33%	31%	29%
“Same-store” expense % change	1.7%	1.9%	4.0%

Real estate expenses for multifamily rental properties (which include repairs and maintenance, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) increased $8,592,000, or 8.4%, for the year ended December 31, 2010, as compared to the prior year. The primary driver of overall expense increase was non same-store properties that were acquired or recently delivered. Expenses have increased as a percentage of total revenues in recent years due to downward trends on market rents. Same-store expenses increased $1,621,000, or 1.7%, $1,831,000, or 1.9%, and $3,580,000, or 4.0%, in 2010, 2009 and 2008, respectively. Real estate expenses shown in the table above exclude real estate expense from discontinued operations which totaled $4,840,000, $8,538,000 and $15,440,000 for 2010, 2009 and 2008, respectively.

Provision for depreciation

The provision for depreciation totaled $91,784,000, $82,906,000 and $74,723,000 for the years ending 2010, 2009 and 2008, respectively. The provision for depreciation increased $8,878,000, or 10.7%, for the year ended December 31, 2010 compared to 2009, and increased $8,182,000, or 10.9%, for the year ended December 31, 2009 compared to 2008. The increases in 2010 and 2009 resulted from higher depreciable bases on acquisitions and development properties completed.

Interest expense

During the past year, our interest expense increased primarily due to lower average debt balances to support our development activities, resulting in lower amounts of capitalized interest. Average development balances outstanding totaled $221,800,000, $307,559,000 and, $403,469,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Weighted average cost of debt was 5.2%, 5.2% and 5.9% for the years ended December 31, 2010, 2009 and 2008, respectively. The summary of interest expense is as follows:

	Year ended December 31,
	2010	2009	2008
Interest on unsecured senior notes	$31,440,000	$40,681,000	$66,785,000
Interest on convertible debt	17,661,000	24,986,000	26,885,000
Interest on mortgage loans payable	44,294,000	28,163,000	9,755,000
Interest on lines of credit	3,476,000	5,234,000	11,731,000

Total interest incurred	$96,871,000	$99,064,000	$115,156,000
Capitalized interest	(11,977,000)	(16,330,000)	(23,124,000)

Total interest expense	$84,894,000	$82,734,000	$92,032,000

Year-end debt balances at December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Unsecured non-convertible senior notes	$738,563,000	$469,142,000	$1,080,000,000
Convertible unsecured senior notes	34,513,000	357,776,000	425,905,000
Mortgage loans payable	810,842,000	752,157,000	151,496,000
Line of credit	209,000,000	288,000,000	245,000,000

Total debt	$1,792,918,000	$1,867,075,000	$1,902,401,000

Weighted average interest rate for all debt at end of period	5.2%	5.2%	5.9%

General and administrative expenses

General and administrative expenses for the three years ended December 31, were as follows:

	2010	2009	2008
General and administrative expenses	$20,570,000	$17,390,000	$20,578,000
Annual change as a percentage	18.3%	(15.5)%	12.8%
As a percentage of rental and ancillary revenues (including revenues from discontinued operations)	5.7%	5.0%	5.6%

The 18% increase in general and administrative expenses in 2010 is primarily related to increased levels of stock-based compensation expense during the current year. Total stock-based compensation in general and administrative expenses totaled $4,785,000, $2,596,000 and $3,530,000 during the years ending 2010, 2009, and 2008, respectively. Stock-based compensation expense during 2009 reflected the impact of decreased expectations for vesting levels of certain performance based awards due to the recessionary environment.

Office rent totaling $1,433,000, $1,405,000 and $1,164,000 for the years ended December 31, 2010, 2009 and 2008, respectively, is included in general and administrative expense.

Other expenses

Other expenses totaled $5,298,000, $13,522,000, and $5,719,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and is comprised of the following:

	2010		2009		2008
Acquisition costs	$3,998,000	(1)	—		—
Severance charge	1,300,000	(2)	600,000		600,000
Abandonment charge	—		12,922,000	(3)	5,119,000	(4)

Total	$5,298,000		$13,522,000		$5,719,000

(1)

Represents costs related to acquisitions during 2010. Effective January 1, 2009, we adopted a newly issued accounting standard requiring acquisition costs be expensed as incurred. There was no acquisition activity during 2009 and 2008.

(2)	Represents one-time charge associated with the resignation of our Chief Operating Officer.
(3)	Represents an abandonment charge related to three properties under option agreements that we chose not to purchase.
(4)	Represents an abandonment charge related to three properties under option agreements that we chose not to purchase.

Redeemable noncontrolling interest in income

Redeemable noncontrolling interest in income represent the earnings attributable to the minority members of our consolidated subsidiaries and totaled $1,446,000, $1,885,000, and $2,291,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Redeemable noncontrolling interests in income, decreased in 2010 due to a lower dividend rate, conversions of operating company units to common stock, and redemptions of operating company units for cash. Conversions and redemptions of operating company units to common shares or cash totaled 155,635, 10,674, and 63,600 units for the years ended December 31, 2010, 2009 and 2008, respectively.

Discontinued operations

Accounting guidance requires the results of operations for properties sold during the period or designated as held for sale at the end of the period to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposal of properties held for sale is reported as discontinued operations.

During 2010, we sold four communities totaling 1,530 units: Montebello, with 248 units located in Seattle, Washington; Boulder Creek, a 264 unit property located in Riverside, California; Pinnacle Riverwalk, a 714 unit property located in Riverside, California; and Parkside Village, a 304 unit property located in Riverside, California. The four communities were sold for gross sales proceeds of $167,327,000 resulting in a net gain on sales of approximately $40,111,000.

During 2009, we sold two communities totaling 752 units: Overlook at Blue Ravine, with 512 units located in Folsom, California; and Arbor Pointe, a 240 unit community located in Sacramento, California. The two communities were sold for an gross sales proceeds of approximately $67,000,000, resulting in a net gain on sales of approximately $21,574,000. In addition to the two communities, we sold an excess parcel of land in Santa Clara, California, classified as held for sale at December 31, 2008, for gross sales proceeds totaling $17,100,000, approximately equal to the carrying value.

During 2008, we sold six communities totaling 1,484 units: Blue Rock Village, with 560 units located in Vallejo, California; The Park at Dash Point, with 280 units located in Seattle, Washington; Pinnacle at Blue Ravine with 260 units, located in Sacramento, California; Canterbury Downs, with 173 units located in Sacramento, California; Rocklin Gold with 121 units located in Sacramento, California; and Quail Chase with 90 units located in Sacramento, California. The six communities were sold for gross sales proceeds of $167,320,000, resulting in a net gain on sale of approximately $65,984,000.

The net gain on sale and the combined results of operations for these 12 properties for each year presented are included in discontinued operations on the consolidated statements of income. These amounts totaled $45,129,000, $30,188,000, and $86,973,000 for the year ended December 31, 2010, 2009 and 2008, respectively. There were no operating properties held for sale at December 31, 2010.

Income from unconsolidated entities

Income from unconsolidated entities totaled $2,178,000, $2,329,000 and $2,560,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The totals for each year include our share of income from thirteen joint ventures we formed, with eight in Denver, four in Phoenix, and one in Sacramento.

Net(loss)/ gain from extinguishment of debt

Net (loss)/gain on extinguishment of debt totaled ($23,507,000), $1,470,000 and $2,364,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The activity was driven by tender offers in 2010 and 2009, along with open market repurchases in each year. In 2009 and 2008, the repurchases were done at less than par.

During June 2010, we repurchased $15,000,000 of our 4.125% convertible senior unsecured notes at par. We recognized a net loss on early debt extinguishment of $558,000 in connection with the repurchase.

On October 13, 2010, we closed a fixed price cash tender offer for any and all of our 4.125% convertible senior unsecured notes due 2026. As a result, $321,334,000 in aggregate principal amount of our 4.125% convertible senior unsecured notes due 2026 were validly tendered, and we accepted, purchased and subsequently cancelled the notes for an aggregate purchase price of 104% of par, or approximately $334,187,360. After the tender offer an aggregate principal amount of $35,000,000 of the notes remain outstanding. We recognized a net loss on early debt extinguishment of $22,949,000 in connection with the tender offer.

On April 15, 2009, we closed a fixed price cash tender offer for any and all of our outstanding 5.750% senior notes due 2009 and any and all of our outstanding 4.875% senior notes due 2010. As a result, $61,407,000 and $119,421,000 in aggregate principal amount of the 5.750% senior notes due 2009 and 4.875% senior notes due 2010, respectively, were validly tendered and we accepted, purchased and subsequently cancelled the notes. After giving effect to the purchase of the tendered notes, an aggregate principal amount of $30,579,000 of the 4.875% senior notes due in 2010, were paid in full during the 2010. The remaining principal balance of the 5.750% senior notes due in 2009 were paid in full during September 2009, as the note came due.

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

During 2009, we repurchased $78,266,000 of our 4.125% convertible senior unsecured notes for an aggregate price of 92.99% of par, or approximately $72,776,000. We recognized a net gain on early extinguishment of debt of $2,870,000 in connection with the repurchase.

During 2008 we repurchased $10,400,000 of our 4.125% convertible senior unsecured notes for an aggregate price of 74.88% of par, or approximately $8,000,000. We recognized a net gain on early extinguishment of debt of $2,364,000 in connection with this repurchase.

Dividends attributable to preferred stock

Dividends for the years ended December 31, 2010, 2009 and 2008 attributable to preferred stock represent the dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock Dividend payments which totaled $11,813,000 for each of the years 2010, 2009 and 2008. All of our currently outstanding series of preferred stock have a $25.00 per share liquidation preference.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the year ended December 31, 2010 was $41,576,000, or $0.67 per diluted share, as compared with $50,642,000, or $0.95 per diluted share, for the year ended December 31, 2009 and $122,760,000, or $2.36 per diluted share for the year ended December 31, 2008.

Liquidity and Capital Resources

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. Annual cash flows from operating activities exceed annual distributions to common shareholders, preferred shareholders and minority members by approximately $34,000,000, $16,000,000 and $37,000,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured credit facility provides adequate liquidity to address temporary cash shortfalls.

On April 7, 2010, we completed an equity offering of 8,050,000 common shares, including shares issued to cover over-allotments, at $34.25 per share. Total net proceeds from this offering were approximately $264,000,000 after deducting the underwriting discount and other offering expenses paid by the Company. The Company used the net proceeds from the offering for general corporate purposes, which included reducing borrowings under its unsecured revolving credit facility.

Effective February 24, 2010, we terminated the equity distribution agreement (EDA) we entered into on May 14, 2009 under which we could issue and sell from time to time through or to our sales agent shares of our common stock having an aggregate offering price of up to $125,000,000. During 2009, 3,801,185 shares were issued under the EDAs for gross proceeds of approximately $104,600,000 with an average gross share price of $27.52. Proceeds were used for general corporate purposes, which included reducing borrowings under our unsecured credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding securities and funding for development activities. During 2010, there were no shares issued under the equity distribution agreement entered into on May 14, 2009.

On February 24, 2010, we entered into new Equity Distribution Agreements (EDAs) under which we may issue and sell from time to time through or to its sales agents shares of our common stock having an aggregate offering price of up to $250,000,000. During 2010, 581,055 shares were issued under the EDAs for gross proceeds of approximately $25,000,000 with an average gross share price of $43.02. Proceeds were used for general corporate purposes, which included reducing borrowings under our unsecured credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding securities and funding for development activities.

Tender Offers and Repurchase Activity

During June 2010, we repurchased $15,000,000 of our 4.125% convertible senior unsecured notes at par. The Company recognized a net loss on early debt extinguishment of $558,000 in connection with the repurchase.

On October 13, 2010, we closed a fixed price cash tender offer for any and all of our 4.125% convertible senior unsecured notes due 2026. The convertible notes are putable to the company in February 2012, August 2013, August 2016 and August 2021. The decision to tender for and retire the majority of outstanding bonds was based on our desire to take advantage of the favorable interest rate environment for long-term debt in 2010 while also avoiding the potential put of these notes in 2012, the same year that our revolving credit facility expires. As a result of this tender offer, $321,334,000 in aggregate principal amount of our 4.125% convertible senior unsecured notes due 2026 were validly tendered, and we accepted, purchased and subsequently cancelled the notes for an aggregate purchase price of 104% of par, or approximately $334,187,360. After the tender offer an aggregate principal amount of $35,000,000 of the notes remain outstanding. We recognized a net loss on early debt extinguishment of $22,949,000 in connection with the tender offer.

2010 Debt Tender/Repurchase Summary

(Amounts in thousands)

Security	Cash Principal Outstanding		Bonds Retired	Cash Paid	Principal Amount Remaining		% of Par	Extinguishment loss	Write off of Unamortized Discounts / Fees	Net (Loss)
4.125% Senior Notes	$371,334	(1)	$15,000	$15,000	$356,334		100.00%	—	($558)	($558)

Open Market Repurchase	$371,334		$15,000	$15,000	$356,334		100.00%	—	($558)	($558)
4.125% Senior Notes	$356,334	(2)	$321,334	$334,187	$35,000		104.00%	($12,853)	($10,096)	($22,949)

Debt Tender Total	$356,334		$321,334	$334,187	$35,000		104.00%	($12,853)	($10,096)	($22,949)

Total Tender/Repurchase	$371,334		$336,334	$349,187	$35,000	(3)	103.82%	($12,853)	($10,654)	($23,507)

(1)	Balance as of December 31, 2009
(2)	Balance prior to October, 2010 tender offer.
(3)	Balance as of December 31, 2010.

On April 15, 2009, we closed a fixed price cash tender offer for any and all of our outstanding 5.750% senior notes due 2009 and any and all of our outstanding 4.875% senior notes due 2010. As a result, $61,407,000 and $119,421,000 in aggregate principal amount of the 5.750% senior notes due 2009 and 4.875% senior notes due 2010, respectively, were validly tendered and we accepted, purchased and subsequently cancelled the notes. After giving effect to the purchase of the tendered notes, an aggregate principal amount of $30,579,000 of the 4.875% senior notes due in 2010, respectively, were paid in full during 2010. The remaining principal balance of the 5.750% senior notes due in 2009 were paid in full during September 2009, as the note came due.

On April 1, 2009, we closed a fixed price cash tender offer for any and all of our outstanding 7.450% senior notes due 2011 and any and all of our outstanding 7.125% senior notes due 2013. As a result, $201,455,000 and $89,982,000 in aggregate principal amount of the 7.450% senior notes due 2011 and 7.125% senior notes due 2013, respectively, were validly tendered and we accepted, purchased and subsequently cancelled the notes. After giving effect to the purchase of the tendered notes, an aggregate principal amount of $48,545,000 7.450% senior notes due 2011 were paid in full in 2011, and $40,018,000 7.125% senior notes due in 2013, respectively, remain outstanding.

During 2009, we repurchased $78,266,000 of our 4.125% convertible senior unsecured notes for an aggregate price of 92.98% of par, or approximately $72,776,000.

Net gain on extinguishment of debt totaled $1,470,000 for the year ended December 31, 2009. The primary drivers of the gain are as follows:

2009 Debt Tender/Repurchase Summary

(Amounts in thousands)

Security	Cash Principal Outstanding	Bonds Retired	Cash Paid	Principal Amount Remaining	% of Par	Extinguishment Gain	Write off of Unamortized Discounts / Fees / Equity	Net Gain (Loss)
2011 7.45% Senior Notes	$250,000	$201,455	$201,455	$48,545	100.00%	$—	($1,023)	($1,023)
2013 7.125% Senior Notes	130,000	89,982	88,182	40,018	98.00%	1,800	(1,127)	673
2009 5.75% Senior Notes	150,000	61,407	61,407	88,593	100.00%	—	(294)	(294)
2010 4.875% Senior Notes	150,000	119,421	119,421	30,579	100.00%	—	(756)	(756)

Debt tender total	$680,000	$472,265	$470,465	$207,735	99.62%	$1,800	($3,200)	($1,400)

4.125% Senior Notes	449,600	78,266	72,776	371,334	92.99%	5,490	(2,620)	2,870

Total Tender/Repurchase	$1,129,600	$550,531	$543,241	$579,069	98.68%	$7,290	($5,820)	$1,470

On December 24, 2008, we repurchased $10,400,000 of our $460,000,000 convertible senior unsecured notes with a fixed coupon rate of 4.125% for an aggregate price of 74.88%, or approximately $8,000,000, resulting in a $2,364,000 net gain on extinguishment of debt.

Fixed Rate Unsecured Notes and Unsecured line of credit

On September 15, 2010, we closed an offering of $300,000,000 of 10.5 year senior unsecured notes. The notes will mature on March 15, 2021 with a coupon rate of 5.20%. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $297,477,000. Proceeds from these offerings have been used for general corporate purposes, including the repayment of debt, redemption of equity securities, funding for development activities and financing for acquisitions. Pending these uses, we initially used the proceeds from these offerings to reduce borrowings under our revolving unsecured credit facility.

BRE maintains a revolving credit facility with a total commitment of $750,000,000. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, we pay a 0.15% annual facility fee on the capacity of the facility. Borrowings under our unsecured line of credit totaled $209,000,000 at December 31, 2010, compared to $288,000,000 at December 31, 2009. Borrowings under the unsecured line of credit are used to fund acquisition and development activities as well as for general corporate purposes. Balances on the unsecured line of credit are typically reduced with available cash balances. The facility matures on September 18, 2012.

We had a total of $773,076,000 principal amount in unsecured senior notes outstanding at December 31, 2010, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate (Coupon)
January 2011(1)	$48,545,000	7.45%
February 2012(2)	34,513,000	6.01%
February 2013	40,018,000	7.13%
March 2014	50,000,000	4.70%
March 2017	300,000,000	5.50%
March 2021	300,000,000	5.20%

Total/Weighted Average Interest Rate	$773,076,000	5.56%

(1)	This unsecured senior note has been paid in full upon its maturity.
(2)

The principal amount of our 4.125% convertible senior unsecured notes debt is $35,000,000. The notes are callable by us on or after February 21, 2012. The interest rate and note balance have been adjusted in accordance with guidance on convertible debt instruments.

Secured Debt

On December 31, 2010, we had mortgage loans and a secured credit facility with a total principal amount outstanding of $810,842,000, at an effective interest rate of 5.60%, and remaining terms ranging from one year to ten years.

On August 12, 2010, we purchased an operating community totaling 226 units located in San Jose, California, for an aggregate purchase price of $50,300,000. In connection with the acquisition, we assumed an existing $32,500,000 secured mortgage loan, with a fixed interest rate of 5.74% that is scheduled to mature on September 1, 2019.

On April 30, 2010, we refinanced a single property mortgage loan totaling $59,500,000 at a fixed rate of 5.20%. The mortgage has a 10 year interest only term and is scheduled to mature on April 30, 2020. The original mortgage note had a principal amount outstanding of $31,100,000 and was scheduled to mature on October 1, 2010, at a fixed rate of 7.38%.

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

As of December 31, 2010, we had total outstanding debt balances of $1,792,918,000 and total outstanding shareholders’ equity and redeemable noncontrolling interests of $1,311,279,000, representing a debt to total book capitalization ratio of approximately 58%.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants throughout the year ended December 31, 2010.

We anticipate that we will continue to require outside sources of financing to meet all our long-term liquidity needs beyond 2010, including scheduled debt repayments, construction funding and property acquisitions. At December 31, 2010, we had an estimated cost of $81,500,000 to complete existing construction in progress, with funding estimated to be incurred through the first quarter of 2013.

Scheduled contractual obligations required for the next five years and thereafter are as follows:

Contractual Obligations	Total	Less than 1 year	1-3 years (1)	3-5 years	More than 5 years
	(amounts in thousands)
Long-Term Debt Obligations	$1,793,405	$50,672	$381,759	$61,801	$1,299,173
Lease Obligations	18,886	1,804	3,557	3,600	9,925

Total	$1,812,291	$52,476	$385,316	$65,401	$1,309,098

(1)	4.125% 2012 convertible senior unsecured notes are presented gross. The balance sheet carrying value at December 31, 2010 reflects a debt discount of $487,000.

We manage joint venture investments that are accounted for under the equity method of accounting with total assets of approximately $485,380,000 as of December 31, 2010. These joint ventures carry debt totaling approximately $17,376,000, 50% of which is ours, none of which is guaranteed by us at December 31, 2010.

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

As of December 31, 2010 we have 75 wholly or majority owned operating properties with a gross book value of approximately $3.5 billion. Nineteen of the 75 operating properties with gross book values of approximately $1.1 billion are encumbered with secured financing totaling approximately $811 million. The remaining 56 operating properties are unencumbered with an approximate gross book value of $2.4 billion. Majority owned subsidiary entities that own seven of the 56 unencumbered operating properties, with an approximate gross book value of $230 million, are guarantors of our unsecured line of credit.

We have joint venture co-investments in various properties that are unconsolidated and accounted for under the equity method of accounting. Management does not believe these investments have a materially different impact upon our liquidity, cash flows, capital resources, credit or market risk than our property management and ownership activities. These joint ventures are discussed in Note 4 of the Company’s Consolidated Financial Statements.

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

In accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets, our investments in real estate are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of estimated fair value is based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimated fair value is warranted. There were no assets for which an adjustment for impairment in value was made in 2010, 2009 or 2008.

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

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized, net of estimated forfeitures, as expense ratably over the requisite service period, which is generally the vesting period. The cost related to stock-based compensation included in the determination of consolidated net income includes all awards outstanding that vested during these periods.

Under the 1992 Stock Option Plan and the 1999 BRE Stock Incentive Plan, as amended, and the Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan, we award service based restricted stock, performance based restricted stock without market conditions, performance based restricted stock with market conditions, and stock options.

We measure the value of the service based restricted stock and performance based restricted stock without market conditions at fair value on the grant date, based on the number of units granted and the market value of our common stock on that date. Guidance requires compensation expense to be recognized with respect to the restricted stock if it is probable that the service or performance condition will be achieved. As a result, we amortize the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period. For service based restricted stock awards, we evaluate our forfeiture rate at the end of each reporting period based on the probability of the service condition being met. For performance based restricted stock awards without market conditions, we evaluate our forfeiture rate at the end of each reporting period based on the specific performance targets for each award and the level of performance criteria expected to be achieved during the performance period. The fair value of performance based restricted stock awards with market conditions is determined using a Monte Carlo simulation to estimate the grant date value. We amortize the fair value of these awards with market conditions, net of estimated forfeitures, as stock-based compensation on a straight-line basis over the vesting period regardless of whether the market conditions are satisfied in accordance with share-based payment guidance.

We estimated the fair value of our options using a Black-Scholes valuation model using various assumptions to determine their grant date fair value. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period.

Consolidation

Arrangements that are not controlled through voting or similar rights are reviewed under the applicable accounting guidance for variable interest entities or “VIEs”. A Company is required to consolidate the assets, liabilities and operations of a VIE if it is determined to be the primary beneficiary of the VIE.

In June 2009, the Financial Accounting Standards Board changed the consolidation analysis for VIEs to require a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The guidance requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment. The new guidance was effective for the Company beginning January 1, 2010. Additional disclosures for VIEs are required, including a description about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE.

Under the guidance, an entity is a VIE and subject to consolidation, if by design a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. We reviewed the consolidation guidance and concluded that joint venture LLCs are not VIEs. We further reviewed the management fees paid to us by our joint ventures and determined that they do not create variable interests in the entities. As of December 31, 2010, we have no land purchase options outstanding requiring evaluation as VIEs and potential consolidation. We have concluded that there is no impact on the financial statements as a result of the adoption of the guidance.

Under applicable accounting guidance, the managing member of a limited liability company, or LLC, is presumed to control the LLC unless the non-managing member(s) have certain rights that preclude the managing member from exercising unilateral control. We have reviewed our control as the managing member of the our joint venture assets held in LLCs and concluded that we do not have control over any of those LLCs. Consequently, we have applied the equity method of accounting to our investments in joint ventures.

At December 31, 2010, we had no non-refundable cash deposits for land purchase option agreements.

We consolidates entities not deemed to be VIEs that we have the ability to control. The accompanying consolidated financial statements include our accounts, the Operating Company and other controlled subsidiaries. At December 31, 2010, we owned 95% of the Operating Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Impact of Inflation

Approximately 99% of our total revenues for 2010 were derived from apartment properties. Due to the short-term nature of most apartment unit leases (typically one year or less), we may seek to adjust rents to mitigate the impact of inflation upon renewal of existing leases or commencement of new leases, although we cannot assure that we will be able to adjust rents in response to inflation. In addition, market rates may also fluctuate due to short-term leases and other permitted and non-permitted lease terminations.

Dividends Paid to Common and Preferred Shareholders and Distributions to Minority Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. The payment of distributions by BRE is at the discretion of the Board of Directors and depends on numerous factors, including our cash flow, financial condition and capital requirements, REIT provisions of the Internal Revenue Code and other factors. The quarterly common dividend payment of $0.3750 is equivalent to $1.5000 per common share on an annualized basis. Cash dividends per common share were $1.50 in 2010, $1.88 in 2009, and $2.25 in 2008. Total cash dividends paid to common shareholders for the three years ended December 31, 2010, 2009 and 2008 were $93,741,000, $100,681,000, and $116,025,000, respectively. In each of 2010, 2009 and 2008, $11,813,000, in dividends were paid to preferred shareholders.

Distributions accrued and paid to noncontrolling interests were $1,446,000 in 2010, $1,885,000 in 2009, and $2,291,000 in 2008.

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

We have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments nor do we anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives currently in place.

The fair values of our financial instruments (including such items in the financial statement captions as cash, other assets, accounts payable and accrued expenses, and lines of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of our mortgage loans and unsecured senior notes is approximately $1,536,493,000 at December 31, 2010, as compared with a carrying value of $1,584,405,000 at that date.

We had $209,000,000 and $288,000,000 in variable rate debt outstanding at December 31, 2010 and 2009, respectively. A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $400,000 and $445,000 on our earnings and cash flows based on these period-end debt levels and our average variable interest rates for the twelve months ended December 31, 2010 and 2009, respectively. We cannot predict the effect of adverse changes in interest rates on our variable rate debt and, therefore, our exposure to market risk, nor can we assure that fixed rate, long-term debt will be available to us at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

As of December 31, 2010, the end of the quarter and fiscal year covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company on the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, using the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of:

BRE Properties, Inc

We have audited BRE Properties, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BRE Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, BRE Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BRE Properties, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of BRE Properties, Inc. and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, CA

February 18, 2011

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

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Identification of Directors. The information required by this Item is incorporated herein by reference to our Proxy Statement relating to our 2011 Annual Meeting of Shareholders, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010. A summary of the directors and their principal business for the last five years follows:

Paula F. Downey	Ms. Downey has been our Director since March 2008. Currently, Ms. Downey is President and CEO of the California State Automobile Association Inter-Insurance Bureau. She served as President of AAA Northern California, Nevada and Utah (CSAA) from 2005 to 2010. She was Chief Operations Officer from 2003 through 2005 and Senior Vice President and Chief Financial Officer from 2000 to 2003, and was named CEO in July of 2010. Ms. Downey serves as an officer of California State Automobile Association, California State Automobile Association Inter-Insurance Bureau, and as a director of their subsidiaries including Pacific Lighthouse Reinsurance Ltd., Western United Insurance Company, CSAA Life and Financial Services, Inc., ACA Insurance Company, ACA Member Services Company, and Ceres Reinsurance, Inc. Ms. Downey is 55 years old.

Irving F. Lyons, III	Mr. Lyons has been our Director since 2006. Mr. Lyons currently serves on the Board of Directors of Equinix, Inc. and Prologis. He served as Vice Chairman of ProLogis, a global provider of distribution facilities and services, from 2001 through May 2006. He was Chief Investment Officer from March 1997 to December 2004, and held several other executive positions since joining ProLogis in 1993. Prior to joining ProLogis, he was a Managing Partner of King & Lyons, a San Francisco Bay Area industrial real estate development and management company, since its inception in 1979. Mr. Lyons is 61 years old.

Christopher J. McGurk	Mr. McGurk has been our Director since 2006. Currently, Mr. McGurk is Chairman and Chief Executive Officer of Cinedigm Digital Cinema Corporation, a NASDAQ-listed provider of digital services, advertising, software and content distribution to theaters. From 2006 to 2010, Mr. McGurk served as CEO of Overture Films, a motion picture studio. Prior to his post at Overture Films, Mr. McGurk served as Vice Chairman and COO of Metro-Goldwyn-Mayer, Inc. (MGM), a motion picture, television, home video, and theatrical production and distribution company, from 1999 to 2005. From 1996 to 1999, Mr. McGurk served in executive capacities with Universal Pictures, a division of Universal Studios Inc., most recently as President and COO. Mr. McGurk is 54 years old.

Matthew T. Medeiros	Mr. Medeiros has been our Director since 2005. Mr. Medeiros has served as President, Chief Executive Officer and Director of SonicWALL, a global Internet security company, since March 2003. From 1998 to December 2002, he served as Chief Executive Officer of Philips Components, a division of Royal Philips Electronics, a consumer electronics company. Mr. Medeiros served as Chairman of the Board, LG.Philips LCD, a liquid crystal display joint venture, from 2001 to 2002. Mr. Medeiros is 54 years old.

Constance B. Moore	Ms. Moore has been our Director since 2002. Ms. Moore has served as President and Chief Executive Officer of the Company since January 1, 2005, and was President and Chief Operating Officer in 2004. Ms. Moore was Executive Vice President and Chief Operating Officer of BRE from July 2002 through December 2003. She held several executive positions with Security Capital Group & Affiliates, an international real estate operating and investment management company, from 1993 to 2002, including Co-Chairman and Chief Operating Officer of Archstone-Smith Trust. Ms. Moore is 55 years old.

Jeanne R. Myerson	Ms. Myerson has been our Director since 2002. Ms. Myerson has served as President and Chief Executive Officer of The Swig Company, a private real estate investment firm, since 1997. She served as President and Chief Executive Officer of The Bailard, Biehl & Kaiser REIT from 1993 to 1997. Ms. Myerson is 57 years old.

Jeffrey T. Pero	Mr. Pero has been our Director since 2009. He is a former partner of Latham & Watkins (LW), an international law firm, and has been engaged in the practice of law since 1971. As partner, his focus was public and private debt and equity financings; mergers and acquisitions; corporate governance; and compliance with U.S. securities laws. He has lectured extensively on these topics in the United States and England. Mr. Pero also served as primary outside counsel to several publicly traded companies, including BRE. He served as the managing partner of the LW London office from 1990 to 1994. Mr. Pero is 64 years old.

Thomas E. Robinson	Mr. Robinson has been our Director since 2007. Currently, Mr. Robinson is senior advisor to the real estate investment banking group at Stifel, Nicolaus & Company, Inc., St. Louis, MO and its prior affiliate Legg Mason, where he was previously a managing director. Prior to that position he served as the president and chief financial officer of Storage USA, Inc., from 1994-1997. Mr. Robinson currently serves on the Tanger Factory Outlet Centers, Inc. board of directors, is a former trustee/director of Centerpoint Properties Trust and Legg Mason Real Estate Investors, Inc., and a past member of the board of governors of the National Association of Real Estate Investment Trusts (NAREIT). Mr. Robinson is 63 years old.

Dennis E. Singleton	Mr. Singleton has been our Director since 2009. Mr. Singleton currently serves on the Board of Directors of Digital Realty Trust, Inc; as vice chairman of the board of trustees of Lehigh University; and is a board member and past president of the Glaucoma Research Foundation. Mr. Singleton was a founding partner of Spieker Properties, Inc., a Northern California-based commercial real estate investment trust (REIT), which was acquired by Equity Office Properties, Inc. in 2003. Mr. Singleton served as Chief Financial Officer and Director of Spieker Properties, Inc. from 1993 to 1995, Chief Investment Officer and Director from 1995 to 1997, and Vice Chairman and Director from 1998 to 2001. Mr. Singleton is 65 years old.

Thomas P. Sullivan	Mr. Sullivan has been our Director since 2009. He is a founding partner of Wilson Meany Sullivan (WMS), a San Francisco-based, privately owned real estate investment and development firm focused on urban infill locations in the Western United States. At WMS, Mr. Sullivan’s focus is company management, identification of investment opportunities, major transactions, and debt and equity financing. Mr. Sullivan played a major role in the development of large-scale, technologically innovative projects in San Francisco, most notably Foundry Square, the Ferry Building and 250 Embarcadero (headquarters of Gap Inc.). Prior to WMS, Mr. Sullivan served as president of Wilson/Equity Office, a joint venture with Equity Office Properties Trust; and as senior vice president at William Wilson & Associates. Both companies were predecessors of WMS, which was formed by development partners of each entity in 2003. Mr. Sullivan is 53 years old.

(b)	Identification of Executive Officers. See “Executive Officers of the Registrant” in Part I of this report.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2011 Annual Meeting of Shareholders, under the headings “Executive Compensation and Other Information” and “Election of Directors—Governance, Board and Committee Meetings; Compensation of Directors,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2011 Annual Meeting of Shareholders, under the heading “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2011 Annual Meeting of Shareholders, under the headings “Certain Relationships and Related Transactions,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement, relating to our 2011 Annual Meeting of Shareholders, under the headings “Report of the Audit Committee” and “Fees of Ernst & Young LLP,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

1.	Financial Statements:

2.	Financial Statement Schedule:

Schedule III—Real Estate and Accumulated Depreciation	84

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

Dated February 18, 2011

BRE PROPERTIES, INC.

By:	/s/ CONSTANCE B. MOORE
Constance B. Moore President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CONSTANCE B. MOORE Constance B. Moore	President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2011

/s/ JOHN A. SCHISSEL John A. Schissel	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2011

/s/ PAULA F. DOWNEY Paula Downey	Director	February 18, 2011

/s/ IRVING F. LYONS, III Irving F. Lyons, III	Director	February 18, 2011

/s/ CHRISTOPHER J. MCGURK Christopher J. McGurk	Director	February 18, 2011

/s/ MATTHEW T. MEDEIROS Matthew T. Medeiros	Director	February 18, 2011

/s/ JEANNE R. MYERSON Jeanne R. Myerson	Director	February 18, 2011

/s/ JEFFREY T. PERO Jeffrey T. Pero	Director	February 18, 2011

/s/ THOMAS E. ROBINSON Thomas E. Robinson	Director	February 18, 2011

/s/ DENNIS E. SINGLETON Dennis E. Singleton	Director	February 18, 2011

/s/ THOMAS P. SULLIVAN Thomas P. Sullivan	Director	February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

BRE Properties, Inc.

We have audited the accompanying consolidated balance sheets of BRE Properties, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRE Properties, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BRE Properties, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion thereon .

/s/ Ernst & Young LLP

San Francisco, California

February 18, 2011

BRE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 31,
	2010	2009
A S S E T S
Real estate portfolio
Direct investments in real estate:
Investments in rental properties	$3,464,466	$3,180,633
Construction in progress	29,095	101,354
Less: Accumulated depreciation	(640,456)	(583,953)

	2,853,105	2,698,034

Equity interests in and advances to real estate joint ventures:
Investments in rental properties	61,132	61,999
Land under development	183,291	155,532

Total real estate portfolio	3,097,528	2,915,565
Cash	6,357	5,656
Other assets	52,362	58,787

Total assets	$3,156,247	$2,980,008

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Unsecured senior notes	$773,076	$826,918
Unsecured line of credit	209,000	288,000
Mortgage loans payable	810,842	752,157
Accounts payable and accrued expenses	52,070	56,409

Total liabilities	1,844,988	1,923,484

Redeemable noncontrolling interests	34,866	33,605

Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized at both December 31 2010 and 2009; 7,000,000 shares with $25 liquidation preference, issued and outstanding at December 31, 2010 and December 31, 2009	70	70
Common stock, $0.01 par value; 100,000,000 shares authorized at both December 31, 2010 and 2009; 64,675,815 and 55,136,359 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	647	551
Additional paid-in capital	1,441,048	1,135,505
Accumulated net income less than cumulative dividends	(165,372)	(113,207)

Total shareholders’ equity	1,276,393	1,022,919

Total liabilities and shareholders’ equity	$3,156,247	$2,980,008

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Years ended December 31,
	2010	2009	2008
Revenue
Rental income	$329,280	$313,987	$313,118
Ancillary income	12,693	12,193	12,780

Total rental revenue	341,973	326,180	325,898

Expenses
Real estate	111,326	102,734	95,764
Provision for depreciation	91,784	82,906	74,723
Interest	84,894	82,734	92,032
General and administrative	20,570	17,390	20,578
Other expenses	5,298	13,522	5,719

Total expenses	313,872	299,286	288,816

Other income	2,934	3,459	7,885
Net (loss)/gain on extinguishment of debt	(23,507)	1,470	2,364
Income before noncontrolling interests, partnership income and discontinued operations	7,528	31,823	47,331
Income from unconsolidated entities	2,178	2,329	2,560

Income from continuing operations	9,706	34,152	49,891
Net gain on sales of discontinued operations	40,111	21,574	65,984
Discontinued operations, net	5,018	8,614	20,989

Income from discontinued operations	45,129	30,188	86,973
Net Income	$54,835	$64,340	$136,864
Redeemable noncontrolling interest in income	1,446	1,885	2,291
Net Income attributable to controlling interests	53,389	62,455	134,573
Dividends attributable to preferred stock	11,813	11,813	11,813

Net income available to common shareholders	$41,576	$50,642	$122,760

Per common share data—Basic
(Loss)/income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$(0.06)	$0.38	$0.68
Income from discontinued operations	$0.73	$0.57	$1.70

Net income available to common shareholders	$0.67	$0.95	$2.38

Weighted average common shares outstanding—basic	61,420	52,760	51,050

Per common share data—Diluted
(Loss)/income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$(0.06)	$0.38	$0.67
Income from discontinued operations	$0.73	$0.57	$1.69

Net income available to common shareholders	$0.67	$0.95	$2.36
Weighted average common shares outstanding—diluted	61,420	52,761	51,440

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$54,835	$64,340	$136,864
Adjustments to reconcile net income to net cash flows generated by operating activities:
Net gain on sales of discontinued operations	(40,111)	(21,574)	(65,984)
Net gain on sales of land	—	(121)	—
Net loss/(gain) on extinguishment of debt	23,507	(1,470)	(2,364)
Noncash abandonment of development pursuits	—	10,703	3,452
Noncash interest on convertible debt	4,778	6,404	6,234
Income from unconsolidated entities	(2,178)	(2,329)	(2,560)
Distributions of earnings from unconsolidated entities	3,564	2,857	2,628
Provision for depreciation	91,784	82,906	74,723
Provision for depreciation from discontinued operations	2,600	5,513	6,736
Noncash stock based compensation expense	4,785	2,596	3,530
Change in other assets	1,585	1,594	469
Change in accounts payable and accrued expenses	(4,430)	(20,736)	3,282

Net cash flows generated by operating activities	140,719	130,683	167,010

Cash flows from investing activities
Purchase of operating real estate	(259,600)	—	—
Additions to land under development and predevelopment costs	(25,117)	(18,223)	(16,432)
Additions to direct investment construction in progress	(27,513)	(96,879)	(148,916)
Rehabilitation expenditures and other	(5,944)	(7,097)	(16,806)
Capital expenditures	(23,051)	(20,240)	(18,596)
Purchase of land	(19,000)	(12,800)	—
Deposits on property under contract to be purchased	—	(250)	(11,493)
Deposits on land under contract to be sold	—	—	7,000
Improvements to real estate joint ventures	(614)	(212)	(336)
Proceeds from sale of land	—	10,100	—
Additions to furniture fixture and equipment	(127)	(605)	(5,456)
Proceeds from sales of rental property, net of closing costs	163,705	65,669	163,215

Net cash flows used in investing activities	(197,261)	(80,537)	(47,820)

Cash flows from financing activities
Principal payments on mortgage loans and unsecured senior notes	(2,165)	(19,339)	(22,586)
Proceeds from new mortgage loans, net	28,350	617,144	—
Proceeds from issuance of unsecure senior notes, net	297,477	—	—
Premium to par paid on convertible notes repurchase	(12,853)	—	—
Repurchase/repayment of convertible notes, repayment of unsecured notes	(366,913)	(683,639)	(8,031)
Lines of credit:
Advances	590,000	923,000	664,000
Repayments	(669,000)	(880,000)	(624,000)
Proceeds from exercises of stock options and other, net	13,151	1,741	462
Proceeds from dividend reinvestment plan	822	1,367	1,866
Proceeds from issuance of common stock, net	287,903	101,891	—
Cash dividends paid to common shareholders	(93,741)	(100,681)	(116,025)
Cash dividends paid to preferred shareholders	(11,813)	(11,813)	(11,813)
Redeemable nontcontrolling interests redemption activity	(2,759)	—	—
Distributions to redeemable nontcontrolling interests	(796)	(1,461)	(1,739)
Distributions to other redeemable noncontrolling interests	(420)	(424)	(552)

Net cash flows provided by (used in) financing activities	57,243	(52,214)	(118,418)

Change in cash	701	(2,068)	772

Balance at beginning of year	$5,656	$7,724	$6,952

Balance at end of year	$6,357	$5,656	$7,724

See Accompanying Notes to Consolidated Financial Statement

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2010	2009	2008
Supplemental disclosure of non cash investing and financing activities
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$119,698	$283,434	$177,246

Transfer of land under development to direct investments in real estate—construction in progress	$21,234	$—	$19,865

Change in accrued development costs for construction in progress and land under development	$2,667	$7,015	$2,922

Conversion of redeemable interest units	$2,049	$—	$1,712

Transfer of investment in rental properties to held for sale	$125,714	$43,038	$105,351

Change in accrued improvements to direct investments in real estate cost	$1,242	$(80)	$1,304

Change in redemption value of redeemable noncontrolling interests	$(6,069)	$(3,920)	$10,672

Mortgage note assumed in acquisition of real estate property	$32,500	$—	$—

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

	Years ended December 31,
	2010	2009	2008
Common stock shares
Balance at beginning of year	55,136,359	51,149,745	50,968,459
Stock options exercised, net of shares tendered	592,823	9,500	30,821
Conversion of operating company units to common shares	76,097	—	63,600
Vested restricted shares net of shares tendered	218,572	120,561	40,578
Shares issued pursuant to dividend reinvestment plan	20,909	55,368	46,287
Common stock issuance	8,631,055	3,801,185	—

Balance at end of year	64,675,815	55,136,359	51,149,745

Preferred stock shares
Balance at beginning of year	7,000,000	7,000,000	7,000,000

Balance at end of year	7,000,000	7,000,000	7,000,000

Common stock
Balance at beginning of year	$551	$511	$510
Stock options exercised	6	—	—
Conversion of operating company units to common shares	1	—	1
Vested restricted shares	2	1	—
Shares issued pursuant to dividend reinvestment plan	1	1	—
Common stock issuance	86	38	—

Balance at end of year	$647	$551	$511

Preferred stock
Balance at beginning of year	$70	$70	$70

Balance at end of year	$70	$70	$70

Additional paid-in capital
Balance at beginning of year	$1,135,505	$1,031,791	$1,012,865
Stock option exercises	18,381	213	845
Stock-based compensation	7,780	4,005	4,720
Shares retired for tax withholding	(4,779)	(472)	(237)
Conversion of operating company units to common shares	2,049	—	1,712
Change in redemption value on redeemable noncontrolling interests	(6,069)	(3,920)	10,672
Convertible debt repurchase	—	(1,624)	(506)
Dividend reinvestment plan	822	1,367	1,866
Common stock issuance, net	287,816	101,853	—
Other	(457)	2,292	(146)

Balance at end of year	$1,441,048	$1,135,505	$1,031,791

Accumulated net income less than cumulative dividends
Balance at beginning of year	$(113,207)	$(63,168)	$(69,903)
Net income for year	54,835	64,340	136,864
Cash dividends declared and paid to common shareholders: $1.50 per common share for the year ended December 31, 2010, $1.88 per common share for the year ended December 31, 2009 and $2.25 per common share for the year ended December 31, 2008	(93,741)	(100,681)	(116,025)
Cash dividends declared and paid to preferred shareholders (see Note 10)	(11,813)	(11,813)	(11,813)
Redeemable noncontrolling interest in income	(1,446)	(1,885)	(2,291)

Balance at end of year	$(165,372)	$(113,207)	$(63,168)

Total shareholders’ equity	$1,276,393	$1,022,919	$969,204

Redeemable noncontrolling interests
Balance at beginning of year	$33,605	$29,972	$42,357
Conversion/ redemption activity	(4,808)	(287)	(1,713)
Change in redemption value of redeemable noncontrolling interests	6,069	3,920	(10,672)

Balance at end of year	$34,866	$33,605	$29,972

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company

BRE Properties, Inc., a Maryland corporation (“BRE” or the “Company”), was formed in 1970. BRE is a self-administered real estate investment trust (“REIT”) focused on the development, acquisition and management of multifamily apartment communities primarily located in the major metropolitan markets within the state of California, and Seattle, Washington. At December 31, 2010, BRE’s portfolio, owned directly or through wholly or majority owned subsidiaries, consisted of 75 multifamily communities (aggregating 21,318 units), classified as direct investments in real estate-investments in rental properties on the accompanying consolidated balance sheets. Of these properties, 60 were located in California, 13 in Washington, and two in Arizona. In addition, at December 31, 2010, there were six properties under various stages of construction and development, including one directly owned property with 336 units classified as direct investments in real estate-construction in progress and five land parcels which are classified as land under development. BRE also holds a 35% interest in two real estate limited liability Company’s (LLC’s) that own two multifamily properties with a total of 488 units and a 15% interest in eleven LLC’s that own eleven multifamily properties with a total of 3,592 units at December 31, 2010.

The Operating Company

In November 1997, BRE acquired 16 completed properties and eight development properties from certain entities of Trammell Crow Residential-West (the “Transaction”) pursuant to a definitive agreement (the “Contribution Agreement”). BRE paid a total of approximately $160,000,000 in cash and issued $100,000,000 in common stock based on a stock price of $26.93 per share, as provided for in the Contribution Agreement. In addition, certain entities received Operating Company Units (“OC Units”) valued at $76,000,000 in BRE Property Investors LLC (the “Operating Company”), a Delaware limited liability company and a majority owned subsidiary of BRE. The Operating Company assumed approximately $120,000,000 in debt in connection with this purchase. BRE is the sole managing member and majority owner of the Operating Company at December 31, 2010. Substantially all of the properties acquired in the Transaction are owned by the Operating Company, which was formed by BRE for the purpose of acquiring the properties in the Transaction.

The OC Units held by non-managing members are included in redeemable noncontrolling interests in the Company’s consolidated financial statements. Starting in November 1999, non-managing members of the Operating Company can exchange their units for cash in an amount equal to the market value of common stock at the time of the exchange or, at the option of the Company, common stock of BRE on a 1:1 basis. During the year ended December 31, 2010, an aggregate 79,537 limited partnership units in BRE Property Investors LLC were redeemed for cash (using a 10 day trailing average to calculate redemption value) and 76,097 limited partnership units were exchanged for shares of BRE common stock. As of December 31, 2010, 2,614,708 Operating Company Units have been exchanged for common stock or cash. There are 615,155 operating company units outstanding as of December 31, 2010. The non-managing members are entitled to priority distributions regardless of the cash flows of the Operating Company. The Operating Company is also required to maintain certain financial ratios to protect the non-managing members’ distributions. Further, the Company had restrictions from selling certain assets of the Operating Company in a taxable sale for a ten year period from the date of the Transaction. The ten year period lapsed November 18, 2007. The Operating Company will continue until the earlier of conversion or redemption of all non-managing member OC Units, or September 25, 2012. The Operating Company has also guaranteed the repayment of the Company’s $750,000,000 unsecured line of credit.

2.    Summary of Significant Accounting Policies

Consolidation

Arrangements that are not controlled through voting or similar rights are reviewed under the accounting guidance for variable interest entities “VIEs”. A Company is required to consolidate the assets, liabilities and operations of a VIE if it is determined to be the primary beneficiary of the VIE.

In June 2009, the Financial Accounting Standards Board changed the consolidation analysis for VIEs to require a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The guidance requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment. The guidance was effective for the Company beginning January 1, 2010. Additional disclosures for VIEs are required, including a description about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE.

Under the guidance, an entity is a VIE and subject to consolidation, if by design a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that its joint venture LLCs are not VIEs. The Company further reviewed the management fees paid to it by its joint ventures and determined that they do not create variable interests in the entities. As of December 31, 2010, the Company has no land purchase options outstanding requiring evaluation as VIEs and potential consolidation. The Company has concluded that there is no impact on the financial statements as a result of the adoption of the guidance.

Under applicable accounting guidance, the managing member of a limited liability company, or LLC, is presumed to control the joint venture LLCs and must prove non-managing member(s) have certain rights that preclude the managing member from exercising unilateral control. The Company has reviewed its control as the managing partner of the Company’s joint venture assets and concluded that it does not have control over any of the LLCs managed by the Company. The Company has applied the equity method of accounting to its investments in joint ventures.

BRE consolidates entities not deemed to be VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company, the Operating Company and other controlled subsidiaries. At December 31, 2010, BRE owned 95% of the Operating Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, its investments in and advances to joint ventures, its accrued liabilities, its performance-based equity compensation awards, and its qualification as a REIT. The Company bases its estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

Investments in Rental Properties

Rental properties are recorded at cost, less accumulated depreciation, less an adjustment, if any, for impairment. All properties are held for leasing activities. A land value is assigned based on the purchase price if land is acquired separately, or based on estimated market rates if acquired in a merger or in an operating community acquisition. In connection with the acquisition of an operating community, the Company performs a valuation, allocating to each asset and liability acquired in such transaction its estimated fair value at the date of acquisition. The purchase price allocations to tangible assets, such as land, buildings and improvements, and furniture, fixtures and equipment, are reflected in investments in rental properties and depreciated over their estimated useful lives. Any purchase price allocation to intangible assets, such as in-place leases, is included in investments in rental properties and amortized over the average remaining lease term of the acquired leases. The fair value of acquired in-place leases is determined based on the estimated cost to replace such leases, including foregone rents during an assumed re-lease period, as well as the impact on projected cash flow of acquired leases with leased rents above or below current market rents.

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

The Company periodically evaluates its long-lived assets, including its investments in rental properties, for impairment indicators. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, the expected holding period of each asset and legal and environmental concerns. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted. There were no assets for which an adjustment for impairment in value was made in 2010, 2009 or 2008.

Assets Held for Sale and Discontinued Operations

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

Specific components of net income that are presented as discontinued operations include the held for sale communities’ operating results, depreciation and interest expense to the extent there is a secured loan on the property. In addition, the net gain or loss on the eventual disposal of communities held for sale will be presented as income from discontinued operations when recognized. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets. Communities are presented as held for sale on the accompanying consolidated balance sheets only in the period that they qualify for such treatment. The Company accounts for sales of real estate assets and the related gain recognition in accordance with the accounting guidance applicable to sales of real estate, which establishes standards for recognition of profit on all real estate sales transactions. The Company recognizes the sale, and associated gain or loss from the disposition, provided that the earnings process is complete and the Company is not obligated to perform significant activities after the sale

Equity Interests in Real Estate Joint Ventures

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

Rental Revenue

Rental income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. There were no contingent rental payments or percentage rents in the three years ended December 31, 2010, 2009 and 2008. Rent concessions are amortized over the lives of the related leases.

Other income

Other income totaled $2,934,000, $3,459,000 and $7,885,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and is comprised of the following:

	2010	2009	2008
Management Fees	$1,715,000	$1,700,000	$1,726,000
Interest Income	555,000	650,000	580,000
Legal or insurance settlements	530,000	640,000	4,400,000	(1)
Escrow deposit forfeiture	—	—	1,007,000	(2)
Other	134,000	469,000	172,000

Total	$2,934,000	$3,459,000	$7,885,000

(1)	Litigation settlement proceeds related to Pinnacle Galleria.
(2)	Forfeited escrow deposit on an asset held for sale that failed to close.

Other expenses

Other expenses totaled $5,298,000, $13,522,000 and $5,719,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and is comprised of the following:

	2010		2009		2008
Acquisition costs	$3,998,000	(1)	—		—
Severance charge	1,300,000	(2)	600,000		600,000
Abandonment charge	—		12,922,000	(3)	5,119,000	(4)

Total	$5,298,000		$13,522,000		$5,719,000

(1)

Represents costs related to operating community acquisitions during 2010. Effective January 1, 2009, the Company adopted a newly issued accounting standard requiring that acquisition costs be expensed as incurred. There was no acquisition activity during 2009 and 2008.

(2)	Represents one-time charge associated with the resignation of the Company’s Chief Operating Officer.
(3)	Represents an abandonment charge related to three properties under option agreements that the Company chose not to purchase.
(4)	Represents an abandonment charge related to three properties under option agreements that the Company chose not to purchase.

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

Derivative Instruments

The Company utilizes derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges in accordance with derivative and hedging guidance.

Deferred Costs

Included in Other assets are costs incurred in obtaining debt financing that are deferred and amortized over the terms of the respective debt agreements as interest expense. Related amortization expense is included in Interest expense in the accompanying consolidated statements of income. Net deferred financing costs included in Other assets in the accompanying consolidated balance sheets are $10,347,000 and $10,723,000 as of December 31, 2010, and 2009, respectively. Amortization of deferred costs totaled $2,907,000, $3,570,000 and $4,371,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Income Taxes

BRE has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As a result, BRE will not be subject to federal taxation at the corporate level to the extent it distributes, annually, at least 90% of its REIT taxable income, as defined by the Code, to its shareholders and satisfies certain other requirements. To the extent that we do not distribute all of our net capital gain, or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, the Company will be required to pay tax on the undistributed amount at regular corporate tax rates. In addition, the states in which BRE owns and operates real estate properties have provisions equivalent to the federal REIT provisions. Management believes that all conditions to qualify as a REIT have been met for all periods presented. Accordingly, no provision has been made for federal or state income taxes at the REIT level in the accompanying consolidated financial statements.

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

Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by the FASB and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Redeemable noncontrolling interests that have a redemption feature are required to be marked to redemption value. The maximum redemption amount of the noncontrolling interests is contingent on the fair value of the Company’s common stock at the redemption date, and therefore the amount reported is calculated based on the fair value of the Company’s common stock as of the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests are classified as Level 2.

The estimated fair values of investment securities classified as deferred compensation plan investments are based on quoted market prices utilizing public information for the same transactions or information provided through third-party advisors. Our deferred compensation plan investments are recorded in Other assets and liabilities and totaled $3,196,000 and $2,604,000 at December 31, 2010 and 2009, respectively.

Financial Instruments Not Carried at Fair Value

The fair values of BRE’s financial instruments, including such items in the consolidated financial statement captions as other assets, cash, mortgages receivable, and lines of credit, approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of the Company’s mortgage loans payable and unsecured senior notes was approximately $1,536,493,000 (compared to a carrying value of $1,584,405,000) and $1,853,000,000 (compared to a carrying value of $1,592,633,000) at December 31, 2010 and 2009, respectively.

Stock-based compensation

FASB guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Effective January 1, 2006, the Company adopted the modified prospective method for share-based payments. This method requires the recognition of compensation cost for all share-based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the twelve months ended December 31, 2010, 2009 and 2008 includes all awards outstanding that are vesting during the period. From January 1, 2003 through December 31, 2005, the Company applied fair value recognition provisions. The Company adopted the prospective method as provided for in FASB guidance and applied them prospectively to all awards granted, modified or settled after January 1, 2003.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized, net of estimated forfeitures, as expense ratably over the requisite service period, which is generally the vesting period. The cost related to stock-based compensation included in the determination of consolidated net income includes all awards outstanding that vested during these periods.

Under the 1992 Stock Option Plan and the 1999 BRE Stock Incentive Plan, as amended, and the Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan, the Company awards service based restricted stock, performance based restricted stock without market conditions, performance based restricted stock with market conditions, and stock options.

The Company measures the value of the service based restricted stock and performance based restricted stock without market conditions at fair value on the grant date, based on the number of units granted and the market value of our common stock on that date. Guidance requires compensation expense to be recognized with respect to the restricted stock if it is probable that the service or performance condition will be achieved. As a result, the Company amortizes the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period. For service based restricted stock awards, the Company evaluates our forfeiture rate at the end of each reporting period based on the probability of the service condition being met. For performance based restricted stock awards without market conditions, the Company evaluates the forfeiture rate at the end of each reporting period based on the specific performance targets for each award and the level of performance criteria expected to be achieved during the performance period. The fair value of performance based restricted stock awards with market conditions is determined using a Monte Carlo simulation to estimate the grant date value. The Company amortizes the fair value of these awards with market conditions, net of estimated forfeitures, as stock-based compensation on a straight-line basis over the vesting period regardless of whether the market conditions are satisfied in accordance with share-based payment guidance.

The Company estimated the fair value of our options using a Black-Scholes valuation model using various assumptions to determine their grant date fair value. The Company amortizes the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period.

Reclassifications

Certain reclassifications and adjustments have been made to the prior years’ consolidated financial statements to conform to the presentation of the current year’s consolidated financial statements due to discontinued operations.

Reportable Segments

FASB guidance requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that it has only one operating and reportable segment, multifamily communities, which comprised 99% of BRE’s consolidated assets at December 31, 2010 and 2009 and approximately 99% of its total consolidated revenues for the three years ended December 31, 2010.

Concentration Risk

All multifamily communities owned by the Company are located in the Western United States, primarily in California, and Seattle, Washington. All revenues are from external customers and there are no revenues from transactions with other segments. There are no residents that contributed 10% or more of BRE’s total revenues in the years ended December 31, 2010, 2009 or 2008.

Recently Adopted Accounting Pronouncements

Effective July 1, 2009, the FASB Accounting Standards Codification (FASB ASC or the Codification) is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The adoption of the FASB ASC does not impact the Company’s financial statements, however the Company’s references to accounting literature within its notes to the consolidated financial statements have been revised to conform to the Codification beginning with the quarter ended September 30, 2009.

In June 2009, the FASB changed the consolidation analysis for VIEs to require a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The guidance requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment. Additional disclosures for VIEs are required, including a description about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. The guidance was effective for the Company beginning January 1, 2010. Adoption of this guidance had no impact on the Company’s financial statements.

Effective January 1, 2009, FASB guidance on property acquisitions requires the acquiring entity in a business combination to recognize the fair value of assets acquired and liabilities assumed in the transaction and recognize contingent consideration arrangements and pre-acquisition loss and gain contingencies at their acquisition-date fair value. The acquirer is required to expense, as incurred, acquisition related transaction costs. BRE expenses costs associated with the pursuit of potential acquisitions to General and Administrative expenses. Once an acquisition is probable the costs are categorized and expensed in Other expenses.

In January 2010, the FASB issued an amendment to improving disclosures about fair value. This amendment provides for more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new guidance is effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The adoption of this guidance did not impact the Company’s financial position or results of operations.

3.    Real Estate Portfolio

During 2010, BRE acquired four communities totaling 1,037 units: Allure at Scripps Ranch, with 194 units, located in San Diego, California; Museum Park, with 117 units, located in San Jose, California; Fountains at River Oaks, with 226 units, located in San Jose, California; and Aqua at Marina Del Rey, with 500 units, located in Marina Del Rey, California. The aggregate investment in these four communities was $292,100,000. In addition to the communities, BRE purchased one land parcel for future development of 280 units, in Sunnyvale, California for $19,000,000.

During 2010, BRE sold four communities totaling 1,530 units: Montebello, with 248 units located in Seattle, Washington; Boulder Creek, a 264 unit property located in Riverside, California; Pinnacle Riverwalk, a 714 unit property located in Riverside, California; and Parkside Village, a 304 unit property located in Riverside, California. Approximate gross sales proceeds from sales of the four communities were $167,327,000, resulting in a net gain of approximately $40,111,000.

During 2010, BRE completed construction of two development communities: Belcarra, with 296 units in Bellevue, Washington, and Villa Granada, with 270 units in Santa Clara, California. The aggregate investment in the two communities totals $178,205,000.

During 2009, BRE sold two communities totaling 752 units: Overlook at Blue Ravine, with 512 units located in Folsom, California; and Arbor Pointe, a 240 unit property located in Sacramento, California. The two properties were sold for an aggregate sales price of approximately $67,000,000, resulting in a net gain on sales of approximately $21,574,000. In addition to the two communities, BRE sold an excess parcel of land in Santa Clara, California, classified as held for sale at December 31, 2008, for gross sales proceeds totaling $17,100,000, approximately equal to the carrying value. During 2009 BRE completed construction of three development communities: Taylor 28, with 197 units in Seattle, Washington, 5600 Wilshire, with 284 units in Los Angeles, California and Park Viridian with 320 units in Anaheim, California. The aggregate investment in the three communities totaled $282,934,000.

The components of direct investments in real estate—investments in rental properties are as follows:

	December 31
	2010	2009
Land	$627,471,000	$561,865,000
Buildings and improvements	2,836,995,000	2,618,768,000

Subtotal	3,464,466,000	3,180,633,000
Accumulated depreciation	(640,456,000)	(583,953,000)

Total	$2,824,010,000	$2,596,680,000

BRE’s net carrying value of its assets exceeded the tax basis by approximately $112,000,000 (unaudited) at December 31, 2010, reflecting, among other factors, the carryover of basis on tax-deferred exchanges.

A roll-forward of direct investments in real estate construction in progress are as follows:

	December 31
	2010	2009
Opening balance	$101,354,000	$295,074,000
Costs incurred to projects under construction	26,205,000	89,714,000
Transfers of construction in progress to direct investments in real estate—investments in rental properties	(119,698,000)	(283,434,000)
Transfers from land under development to direct investments in real estate—construction in progress	21,234,000	—

Ending balance	$29,095,000	$101,354,000

At December 31, 2010, BRE had an estimated cost of $81,500,000 to complete existing construction in progress, with funding estimated through the first quarter of 2013.

4.    Equity Interests in and Advances to Real Estate Joint Ventures

As of December 31, 2010, BRE had thirteen joint venture arrangements in which its ownership interest in two of the joint ventures is 35% and its ownership interest in eleven of the joint ventures is 15%; these joint ventures are managed by the Company (the “joint ventures”). The Company accounts for its investments in these joint ventures under the equity method of accounting. BRE’s equity interest investment in all of its thirteen joint ventures totaled $61,132,000 and $61,999,000 for the years ended December 31, 2010 and 2009, respectively.

Each of the joint ventures in which the Company has an ownership interest of 35% contains a single multifamily community that was developed by BRE and completed in 2001. BRE’s investment in these joint ventures totals $11,765,000 and $11,419,000 as of December 31, 2010 and 2009, respectively, and is shown as “Equity interests in and advances to real estate joint ventures-investments in rental properties” on BRE’s consolidated balance sheets. The joint ventures carry secured, non-recourse loans totaling $17,376,000, of which 50% is BRE’s portion, that matures in 2011 and bear interest at rates of 7.25% and 8.0%. The Company’s maximum exposure to loss on joint ventures is the total investment along with the BRE’s proportionate share in any debt held by the joint ventures.

Each of the joint ventures in which the Company has an ownership interest of 15%, contain a single multifamily community. Eight of the eleven joint venture communities were previously owned by the Company and were contributed into the joint ventures upon their respective formation. The remaining three joint venture communities were acquired by the Company and its joint venture partner through arms length transactions with non affiliated third parties. BRE’s investment in these eleven joint ventures totals $49,367,000 and $50,580,000 as of December 31, 2010 and 2009, respectively, and is shown as “Equity interests in and advances in real estate joint ventures-investments in rental properties” on BRE’s consolidated balance sheets. These communities had a total cost of approximately $438,990,000. All of the eleven joint ventures are un-leveraged.

BRE Investment in Joint Ventures

		December 31,
	Properties	2010	2009
35% Equity interest	2	$11,765,000	$11,419,000
15% Equity interest	11	49,367,000	50,580,000

Total JV investment	13	$61,132,000	$61,999,000

BRE share of JV Debt(1)		$8,688,000	$8,849,000

(1)	BRE’s 50% portion of JV debt is related to the two properties in which the Company has 35% equity interest.

The Company’s income from unconsolidated entities totaled $2,178,000, $2,329,000 and $2,560,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

BRE’s underlying equity interest within these joint ventures totaled $65,005,000 and $66,658,000, for the years ended December 31, 2010 and 2009, respectively. The carrying value difference of $3,873,000 and $4,659,000 for 2010 and 2009 is being accreted over 40 years.

5.    Other Assets

The components of Other assets are as follows:

	December 31
	2010	2009
Predevelopment and escrow deposits	$13,654,000	$14,128,000
Deferred financing costs	10,347,000	10,723,000
Accounts and mortgages receivable, net(1)	8,843,000	12,119,000
Furniture and equipment,	5,327,000	7,244,000
Prepaid insurance	4,418,000	4,273,000
Deferred compensation plan	3,196,000	2,604,000
Other	6,577,000	7,696,000

Total Other Assets	$52,362,000	$58,787,000

(1) BRE had notes receivable from third party non-controlling interest members of limited liability Company subsidiaries of the Company totaling $7,304,000 and $7,363,000 of December 31, 2010 and 2009, respectively. See footnote 14 for more detail.

6.     Secured Debt

The following data pertain to BRE’s secured debt:

	December 31,
	2010	2009
Fixed rate secured mortgage loans(1)	$810,842,000	$752,157,000

Net book value of investments in real estate collateralizing secured debt	$853,632,000	$820,676,000
Remaining terms of mortgage loans payable	2-10 years	1-10 years
Weighted average interest rate on fixed rate mortgages	5.6%	5.7%

(1)

At December 31, 2010 these note were secured by nineteen properties with a net book value of $853,632,000. At December 31, 2009 these notes were secured by eighteen properties with a net book value $820,675,000.

For the years ending December 31, 2010, 2009 and 2008, respectively, unencumbered real estate net operating income represented, 68.7%, 68.6% and 91.2% of our total real estate net income.

On August 12, 2010, the Company purchased an operating community with 226 units located in San Jose, California, for an aggregate purchase price of $50,300,000. In connection with the acquisition, the company assumed an existing $32,500,000 secured mortgage loan, with a fixed interest rate of 5.74% and is scheduled to mature on September 1, 2019.

On April 30, 2010 the Company refinanced a single property mortgage loan totaling $59,500,000 at a fixed rate of 5.20%. The mortgage has a 10 year interest only term that matures on April 20, 2020. The original mortgage note had a principal amount outstanding of $31,100,000 and was scheduled to mature on October 1, 2010, at a fixed rate of 7.38%.

On April 7, 2009, the Company closed a $620,000,000 secured credit facility with Deutsche Bank Berkshire Mortgage, Inc. The facility consists of two $310,000,000 tranches. The first tranche has a fixed rate term of 10 years and has a maturity date of May 1, 2019. The second tranche has a maturity date of September 1, 2020, with a fixed rate term for the first 10 years and a variable rate for the remaining one-year period. Together, the effective composite annual cost of debt is 5.6% inclusive of rate hedging transactions. Fifteen multifamily properties totaling 4,651 units with a net carrying value of $607,500,000 secured the credit facility at the time of closing. As of December 31, 2010, the carrying value of these 15 properties was $586,665,000.

The Following is a summary of BRE’s secured debt:

Fixed Rate Loan	Maturity	As of December 31,		Interest Rate (Coupon)
		2010	2009
Montanosa(1)	October 2010	—	$31,256,000	7.38%
Alessio	May 2012	67,255,000	68,569,000	5.50%
Mission Grove	August 2013	31,632,000	32,332,000	5.33%
Fountains at River Oaks	September 2019	32,480,000	—	5.74%
Secured Facility	May 2019	310,000,000	310,000,000	5.57%
Montanosa(1)	April 2020	59,475,000	—	5.20%
Secured Facility	September 2020	310,000,000	310,000,000	5.69%

		$810,842,000	$752,157,000

(1)	On April 30, 2010, the Company refinanced the single property mortgage loan.

7.    Unsecured Senior Notes and Unsecured Line of Credit

The following table pertains to BRE’s unsecured senior notes and unsecured line of credit:

	December 31,
	2010	2009
Fixed rate unsecured notes	$738,563,000	$469,142,000
Convertible senior unsecured notes(1)	34,513,000	357,776,000
Unsecured line of credit	209,000,000	288,000,000

Total unsecured debt	$982,076,000	$1,114,918,000

Weighted average interest rate on fixed rate unsecured notes	5.65%	5.84%
Weighted average interest rate on convertible notes	6.01%	6.01%
Weighted average interest rate on unsecured line of credit	1.91%	1.54%

(1)	Represents $35 million and $371.3 million cash principal as of December 31, 2010 and 2009, respectively, with a 4.125% coupon adjusted to reflect convertible debt accounting guidance.

Fixed Rate Unsecured Notes

On September 15, 2010, the Company closed an offering of $300,000,000 of 10.5 year senior unsecured notes with a coupon rate of 5.20%. The notes will mature on March 15, 2021. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $297,477,000.

The Following is a summary of BRE’s unsecured senior notes:

	Maturity	Unsecured Senior Note Balance As of December 31,		Interest Rate (Coupon)
		2010	2009
2010 4.875% Senior Note(1)	May 2010	—	$30,579,000	4.88%
2011 7.450% Senior Note(2)	January 2011	48,545,000	48,545,000	7.45%
2013 7.125% Senior Note	February 2013	40,018,000	40,018,000	7.13%
2014 4.700% Senior Note	March 2014	50,000,000	50,000,000	4.70%
2017 5.500% Senior Note	March 2017	300,000,000	300,000,000	5.50%
2021 5.200% Senior Note	March 2021	300,000,000	—	5.20%

		$738,563,000	$469,142,000

(1)	The unsecured senior note was paid in full upon its Maturity in 2010.
(2)	The unsecured senior note was paid in full upon its Maturity in 2011.

Convertible Senior Unsecured Notes

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

	Convertible senior unsecured notes at December 31,
	2010	2009
Carrying amount of equity component	$37,153,000	$37,153,000
Principal amount of debt	$35,000,000	$371,334,000
Unamortized debt discount	(487,000)	(13,558,000)

Net carrying amount of convertible debt	$34,513,000	$357,776,000
Remaining expected term of convertible debt	1.14 years	2.14 years
Potential amount of shares to be delivered upon conversion	492,000	5,215,000

Total net interest related to the 4.125% convertible senior unsecured notes totaled $16,910,000, $23,777,000 and $25,199,000 for the years ended 2010, 2009 and 2008, respectively

	Years Ended December 31,
	2010	2009	2008
Fixed coupon rate on notes	4.125%	4.125%	4.125%
Effective interest rate on notes	6.005%	6.005%	6.005%
Contractual interest expense based on coupon of 4.125%	$12,659,000	$17,374,000	$18,966,000
Noncash interest expense on effective coupon of 6.01%	5,001,000	7,612,000	7,918,000
Capitalized interest on effective coupon of 6.01%	(750,000)	(1,209,000)	(1,685,000)

Total net interest recognized on convertible debt	$16,910,000	$23,777,000	$25,199,000

Tender Offers and Repurchase Activity

During June 2010, the Company repurchased $15,000,000 of its 4.125% convertible senior unsecured notes at par. The Company recognized a net loss on early debt extinguishment of $558,000 in connection with the repurchase.

On October 13, 2010, we closed a fixed price cash tender offer for any and all of our 4.125% convertible senior unsecured notes. As a result, $321,334,000 in aggregate principal amount of our 4.125% convertible senior unsecured notes were validly tendered, and we accepted, purchased and subsequently cancelled the notes for an aggregate purchase price of 104% of par, or approximately $334,187,360. The Company recognized a net loss on early debt extinguishment of $22,949,000 in connection with the valid tender. After the tender offer an aggregate principal amount of $35,000,000 of the notes remain outstanding.

2010 Debt Tender/Repurchase Summary

(Amounts in thousands)

Security	Cash Principal Outstanding		Bonds Retired	Cash Paid	Principal Amount Remaining		% of Par	Extinguishment loss	Write off of Unamortized Discounts / Fees	Net (Loss)
4.125% Senior Notes	$371,334	(1)	$15,000	$15,000	$356,334		100.00%	—	($558)	($558)

Open Market Repurchase	$371,334		$15,000	$15,000	$356,334		100.00%	—	($558)	($558)
4.125% Senior Notes	$356,334	(2)	$321,334	$334,187	$35,000		104.00%	($12,853)	($10,096)	($22,949)

Debt Tender Total	$356,334		$321,334	$334,187	$35,000		104.00%	($12,853)	($10,096)	($22,949)

Total Tender/Repurchase	$371,334		$336,334	$349,187	$35,000	(3)	103.82%	($12,853)	($10,654)	($23,507)

(1)	Balance as of December 31, 2009
(2)	Balance prior to October, 2010 tender offer.
(3)	Balance as of December 31, 2010.

During 2010, the Company recognized a combined loss of $23,507,000 in connection with debt repurchase and tender activity.

On April 15, 2009, the Company closed a fixed price cash tender offer for any and all of our outstanding 5.750% senior notes due 2009 and any and all of our outstanding 4.875% senior notes due 2010. As a result, $61,407,000 and $119,421,000 in aggregate principal amount of the 5.750% senior notes due 2009 and 4.875% senior notes due 2010, respectively, were validly tendered and we accepted, purchased and subsequently cancelled the notes. After giving effect to the purchase of the tendered notes, an aggregate principal amount of

$30,579,000 of the 4.875% senior notes due in 2010, respectively, were paid in full during 2010. The remaining principal balance of the 5.750% senior notes due in 2009 were paid in full during September 2009, as the note came due.

On April 1, 2009, the Company closed a fixed price cash tender offer for any and all of our outstanding 7.450% senior notes due 2011 and any and all of our outstanding 7.125% senior notes due 2013. As a result, $201,455,000 and $89,982,000 in aggregate principal amount of the 7.450% senior notes due 2011 and 7.125% senior notes due 2013, respectively, were validly tendered and we accepted, purchased and subsequently cancelled the notes. After giving effect to the purchase of the tendered notes, an aggregate principal amount of $48,545,000 7.450% senior notes due 2011 were paid in full in 2011, and $40,018,000 7.125% senior notes due in 2013, respectively, remain outstanding.

During 2009, the Company repurchased $78,266,000 of its 4.125% convertible senior unsecured notes for an aggregate price of 92.99% of par, or approximately $72,776,000, resulting in a net gain on extinguishment of debt of $2,870,000.

During 2009, the Company recognized a net gain of $1,470,000 in connection with the repurchase and tender activity.

2009 Debt Tender/Repurchase Summary

(Amounts in thousands)

Security	Cash Principal Outstanding	Bonds Retired	Cash Paid	Principal Amount Remaining	% of Par	Extinguishment Gain	Write off of Unamortized Discounts / Fees / Equity	Net Gain (Loss)
2011 7.45% Senior Notes(1)	$250,000	$201,455	$201,455	$48,545	100.00%	$—	($1,023)	($1,023)
2013 7.125% Senior Notes	130,000	89,982	88,182	40,018	98.00%	1,800	(1,127)	673
2009 5.75% Senior Notes (1)	150,000	61,407	61,407	88,593	100.00%	—	(294)	(294)
2010 4.875% Senior Notes(1)	150,000	119,421	119,421	30,579	100.00%	—	(756)	(756)

Debt tender total	$680,000	$472,265	$470,465	$207,735	99.62%	$1,800	($3,200)	($1,400)

4.125% Senior Notes	449,600	78,266	72,776	371,334	92.99%	5,490	(2,620)	2,870

Total Tender/Repurchase	$1,129,600	$550,531	$543,241	$579,069	98.68%	$7,290	($5,820)	$1,470

(1)	Balance has been paid in full upon maturity.

On December 24, 2008, the Company repurchased $10,400,000 of its 4.125% convertible senior unsecured notes for approximately $8,000,000, resulting in a $2,364,000 net gain on extinguishment of debt

Unsecured Line of Credit

The Company maintains its unsecured credit facility with a borrowing capacity of $750,000,000. Based on the Company’s current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, the Company pays a 0.15% annual facility fee on the capacity of the facility. Borrowings under our unsecured line of credit totaled $209,000,000 at December 31, 2010, and $288,000,000 at December 31, 2009. Borrowings under the unsecured line of credit are used to fund acquisition and development activities as well as for general corporate purposes.

The unsecured line of credit and unsecured senior note agreements contain various covenants that include, among other factors, tangible net worth and requirements to maintain certain financial ratios. BRE was in compliance with all such financial covenants throughout the years ended December 31, 2010 and 2009.

Scheduled principal payments required on the unsecured line of credit, unsecured notes and mortgage loans payable for the next five years and thereafter are as follows:

2011	$50,672,000
2012(1)	310,743,000
2013	70,529,000
2014	53,839,000
2015	7,962,000
Thereafter	1,299,660,000

Total	$1,793,405,000

(1)

This total includes the unsecured line of credit balance of $209,000,00, which matures in 2012, along with the gross value of the 4.125% convertible senior unsecured notes. The carrying value of the 4.125% convertible senior unsecured notes at December 31, 2010 reflects a debt discount of $487,000.

The following is a summary of interest expense on mortgage loans, lines of credit and unsecured senior notes, including amortization of related issuance costs:

	Year ended December 31,
	2010	2009	2008
Total interest incurred	$96,871,000	$99,064,000	$115,156,000
Capitalized interest	(11,977,000)	(16,330,000)	(23,124,000)

Total interest expense	$84,894,000	$82,734,000	$92,032,000
Total cash paid for interest	$91,547,000	$102,250,000	$105,836,000

8.    Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows:

	December 31,
	2010	2009
Accrued interest payable	$16,503,000	$17,458,000
Security deposits	8,843,000	8,543,000
Accrued employee and non employee director wages and benefits	7,587,000	8,082,000
Accrued development costs and real estate improvements	4,922,000	5,765,000
Prepaid rent	3,732,000	3,993,000
Deferred compensation plan	3,196,000	2,604,000
Retention payable	810,000	4,415,000
Other	6,477,000	5,549,000

Total Accounts Payable and Accrued Expenses	$52,070,000	$56,409,000

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

During 2010, the Company sold four communities totaling 1,530 units: Montebello, with 248 units located in Seattle, Washington; Boulder Creek, a 264 unit property located in Riverside, California; Pinnacle Riverwalk, a 714 unit property located in Riverside, California; and Parkside Village, a 304 unit property located in Riverside, California. The four properties were sold for a gross sales price of approximately $167,326,000, resulting in a net gain on sale of approximately $40,111,000.

During 2009, the Company sold two communities totaling 752 units: Overlook at Blue Ravine, with 512 units located in Folsom, California; and Arbor Pointe, a 240 unit property located in Sacramento, California. The two properties were sold for a gross sales price of approximately $67,000,000, resulting in a net gain on sales of approximately $21,574,000. In addition to the two communities, we sold an excess parcel of land in Santa Clara, California, classified as held for sale at December 31, 2008, for gross sales proceeds totaling $17,100,000, approximately equal to the carrying value.

During 2008, the Company sold six communities totaling 1,484 units: Blue Rock Village, with 560 units located in Vallejo, California; The Park at Dash Point, with 280 units located in Seattle, Washington; Pinnacle at Blue Ravine with 260 units, located in Sacramento, California; Canterbury Downs, with 173 units located in Sacramento, California; Rocklin Gold with 121 units located in Sacramento, California; and Quail Chase with 90 units located in Sacramento, California. The six communities were sold for a gross sales price of approximately $167,320,000, resulting in a net gain on sale of approximately $65,984,000.

The net gain on sale and the combined results of operations for these 12 operating properties of $45,129,000, $30,188,000 and $86,973,000 for the twelve months ended December 31, 2010, 2009 and 2008, respectively, are included in discontinued operations on the consolidated statements of income for each twelve month ended period presented.

The following is a breakdown of the net gain on sales and the combined results of operations for the properties included in discontinued operations:

	Years ended December 31
	2010	2009	2008
Rental income	$12,458,000	$22,666,000	$43,200,000
Real estate expenses	(4,840,000)	(8,538,000)	(15,440,000)
Provision for depreciation	(2,600,000)	(5,514,000)	(6,736,000)
Interest expense(1)	—	—	(35,000)
Net gain on sales of discontinued operations	40,111,000	21,574,000	65,984,000

Total discontinued operations	$45,129,000	$30,188,000	$86,973,000

(1)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.

10.    Preferred Stock and Equity

Preferred Stock

The following table presents the Company’s issued and outstanding Preferred Shares as of December 31, 2010 and 2009:

	Optional Redemption Date(1)	Annual Dividend Rate per Share(2)	Outstanding at December 31, 2010	Outstanding at December 31, 2009
Preferred Stock, nonvoting, $0.01 par value; 20,000,000 shares authorized:
6.75% Series C cumulative redeemable, liquidation preference $25.00 per share, 4,000,000 shares outstanding at December 31, 2010 and 2009	March 2009	$1.6875	$100,000,000	$100,000,000
6.75% Series D cumulative redeemable, liquidation preference $25.00 per share, 3,000,000 shares outstanding at December 31, 2010 and 2009	December 2009	$1.6875	75,000,000	75,000,000

			$175,000,000	$175,000,000

(1)

On or after the redemption date, all series may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid dividends, if any.

(2)

Dividends on all series of Preferred Shares are payable quarterly. All series of preferred stock rank in preference to the Company’s common stock with respect to the payment of dividends and the distribution of assets in the event of liquidation, dissolution or winding up. Each series of preferred stock ranks on parity with the others.

Equity Distribution and Issuance

On May 14, 2009, the Company entered into an equity distribution agreement under which it may offer and sell shares of its common stock having an aggregate offering price of up to $125,000,000 over time through our sales agent. During 2009, 3,801,185 shares were issued for gross proceeds of approximately $104,600,000 with an average share price of $27.52. Proceeds were used for general corporate purposes, which include reducing borrowings under its unsecured credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding securities, and funding for development activities.

Effective February 24, 2010, the Company terminated the equity distribution agreement it entered into on May 14, 2009 under which it could issue and sell from time to time through or to its sales agent shares of its common stock having an aggregate offering price of up to $125,000,000. On February 24, 2010, the Company entered into new equity distribution agreements (EDAs) under which it may issue and sell from time to time through or to our sales agents shares of our common stock having an aggregate offering price of up to $250,000,000. During 2010, 581,055 shares were issued under the EDA’s for gross proceeds of approximately $25,000,000 with an average gross share price of $43.02. Proceeds were used for general corporate purposes, which included reducing borrowings under its unsecured credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding securities and funding for development activities.

On April 7, 2010, the Company completed an equity offering of 8,050,000 common shares, including shares issued to cover over-allotments, at $34.25 per share. Total net proceeds from this offering were approximately $265,000,000 after deducting the underwriting discount and other offering expenses we paid. The Company used the net proceeds from the offering for general corporate purposes, which included reducing borrowings under its unsecured revolving credit facility.

11.    Stock Compensation Plans

Direct Stock Purchase and Dividend Reinvestment Plan

In 1996, the Company instituted a direct stock purchase and dividend reinvestment plan (the “DRIP”) in which shareholders may purchase either newly issued or previously issued shares. There is no discount on shares purchased through the DRIP. The total amount of shares authorized under the DRIP is 1,500,000; from inception through December 31, 2010, 387,562 new shares have been issued under the DRIP.

Employee Stock Option and Restricted Stock Plan

The 1992 Stock Option Plan and the 1999 BRE Stock Incentive Plan, as amended (the “Plans”) provide for the issuance of incentive stock options, non-qualified stock options, share appreciation rights, restricted shares and other grants. The original maximum number of shares that may be issued under the Plans was 6,850,000. The grant price may not be less than the fair market value of a share on the date that the award is granted and the awards generally vest over three to five years. Shareholders initially adopted the 1999 BRE Stock Incentive Plan in 1999 and approved the plan as amended in 2007. The 1999 BRE Stock Incentive Plan, as amended, allowed for grants of up to 4,500,000 shares. On May 18, 2010, at the 2010 Annual Meeting of Shareholders of BRE Properties, Inc. the shareholders of the Company approved an amendment to the Amended and Restated 1999 BRE Stock Incentive Plan to increase the maximum number of shares reserved for issuance from 4,500,000 shares to 5,250,000 shares. On November 5, 2010 the Company registered an additional 750,000 shares of our common stock reserved for issuance from time to time in connection with the Amended and Restated 1999 BRE Stock Incentive Plan.

Restricted Stock and Options Awards

Stock based compensation awards under BRE’s employee and non-employee director plans vest over periods ranging from one to four years. The Company recognizes expense for awards with graded vesting on a straight line basis. At December 31, 2010, compensation cost related to non-vested awards not yet recognized totaled approximately $10,600,000 and the weighted average period over which it is expected to be recognized is 2.7 years. During the twelve months ended December 31, 2010, 226,833 restricted shares and 106,220 stock options were awarded. Total stock-based compensation in general and administrative expenses totaled $4,785,000, $2,596,000 and $3,530,000 during the years ending 2010, 2009, and 2008, respectively. Stock-based compensation during 2009 reflected the impact of decreased expectations for vesting levels of certain performance based awards due to the recessionary environment. The total stock-based compensation cost capitalized in connection with development activities totaled $2,700,000, $1,416,000 and $1,191,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The fair value of restricted shares awarded and options awarded totaled approximately $7,900,000, $9,400,000 and $15,500,000 in 2010, 2009 and 2008, respectively. The intrinsic value of options exercised and restricted shares vested totaled $8,406,043, $5,068,000 and $1,440,000 during 2010, 2009 and 2008, respectively. The aggregate intrinsic value of options currently exercisable at December 31, 2010, 2009 and 2008 was $2,732,000, $1,828,000 and $63,860, respectively.

Changes in options outstanding were as follows:

	For the years ended December 31,
	2010		2009		2008
	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price
Beginning Balance	620,911	$30.92	692,311	$30.80	713,426	$30.80

Granted	106,220	$33.06	—	—	—	—
Exercised	(394,611)	$30.62	(9,500)	$22.40	(14,967)	$31.48
Cancelled	(24,614)	$33.06	(61,900)	$30.96	(6,148)	$28.65

Ending Balance	307,906	$31.86	620,911	$30.92	692,311	$30.80
Exercisable	226,294	$31.43	620,911	$30.92	643,911	$30.68
Weighted average estimated fair value of options granted during the year	106,220	$8.32	—	$—	—	$—

At December 31, 2010, the exercise price of shares under option ranged from $28.88 to $33.06, with a weighted average exercise price of $31.86. Expiration dates range from 2011 through 2020; the weighted average remaining contractual life of these options is approximately four years. Exercise prices on stock options exercised during 2010 ranged from $22.40 to $32.97.

The fair value for the Company’s share options was estimated at the time the share options were granted using the Black-Scholes option pricing model with the following assumptions:

2010
Risk-free interest rate	3.27%
Dividend yield	4.72%
Volatility	37%
Weighted average option life	8.5 years

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the above stock option plans have characteristics significantly different from those of traded options, and because, in management’s opinion, changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of the above stock option plans.

A summary of the remaining options outstanding under the Plans as of December 31, 2010 are as follows:

Options Outstanding	Options vested	Range— Exercise Price	Weighted Average Price(1)	Weighted average contractual terms (in years)
84,147	84,147	$20.00 - $29.99	$29.70	1.73
223,759	142,147	$30.00 - $39.99	$32.67	5.26

307,906	226,294	$28.88 - $33.06	$31.86	4.29

(1)	Represents weighted average share price of options outstanding.

As of December 31, 2010, the remaining unvested restricted share awards outstanding have a weighted average contractual life of 2.75 years. A summary of the remaining restricted stock awards under the employee plan that remain outstanding as of December 31, are as follows:

	2010	Weighted Average Price	2009	Weighted Average Price	2008	Weighted Average Price
Beginning Balance	792,707	$36.15	725,246	$42.64	434,967	$40.06

Shares Awarded	201,432	$34.63	336,450	$27.86	339,753	$45.73
Shares Vested	(304,378)	$37.36	(120,044)	$45.52	(28,438)	$46.42
Shares forfeited	(181,769)	$35.88	(148,945)	$41.46	(21,036)	$33.83

Ending Balance	507,992	$34.92	792,707	$36.15	725,246	$42.64

The fair value for the Company’s performance based restricted stock awards with market conditions was determined at the time the shares were granted using a Monte Carlo simulation with the following range of assumptions:

	Years ended December 31
	2010	2009	2008
Grant date share price	$33.06	$26.40	$42.21
Risk free rate	1.95%	1.35%	2.73%
Volatilities	48%-62%	41%-50%	20%-23%

The Monte Carlo simulation was developed for use in estimating the fair value of performance based restricted awards with market based conditions. In addition, the model requires the input of highly subjective assumptions, including the expected stock price volatilities, which have been determined using historical volatilities of the Company, the MSCI US REIT index, and a set of peer companies. Because in management’s opinion, changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of the above restricted performance shares with market conditions.

During 2010, 2009, and 2008, certain executive officers were granted performance based restricted stock awards with market conditions. The following is a summary of the Company’s restricted shares granted under the Plans in 2010, 2009 and 2008, respectively:

Restricted Stock - Awards	2010	Grant Date Fair Value	2009	Grant Date Fair Value	2008	Grant Date Fair Value
Service based awards	143,478	$33.00	213,072	$26.40	318,164	$45.63
Performance based awards	28,979	$33.06	78,261	$26.40	13,951	$42.21
Performance based awards with market conditions	28,975	$44.63	45,117	$37.25	7,638	$55.96

Total -Restricted Stock Awards	201,432	$34.63	336,450	$27.86	339,753	$45.73

Non-Employee Director Stock Option and Restricted Stock Plan

The Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan provides for: (1) annual grants of restricted stock with a market price-based value of $91,000 per year per non-employee director; (2) discretionary annual grants for service as Chairman of the Board or Lead Director of restricted stock with an aggregate value of up to $35,000 per year; and (3) annual grants for service as a Board committee chairman of restricted stock with an aggregate value of $10,500 per year per committee chairman. Under the plan, share-based compensation for 2010, 2009, 2008, and all future service periods are to be paid in the form of restricted share grants and no new options are to be issued. The maximum number of shares that may be issued under this plan is 2,650,000. As with the Plans, the grant price may not be less than the fair market value of a share on the date the award is granted.

At December 31, 2010, the exercise prices of shares under option ranged between $28.25 and $63.22, with expiration dates from 2011 to 2017. The weighted average remaining contractual life of these options is approximately three years. Exercise prices on stock options exercised during 2010 ranged from $27.73 to $32.14. The intrinsic value of options exercised and restricted shares vested for the years ended December 31, 2010, 2009 and 2008, totaled $3,039,000, $464,000 and $1,265,000, respectively. The aggregate intrinsic value of options currently exercisable at December 31, 2010, 2009 and 2008 was $5,299,000, $1,805,000 and $69,493.

Changes in options outstanding were as follows:

	For the years ended December 31,
	2010		2009		2008
	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price
Beginning Balance	768,067	$34.41	844,920	$33.95	878,752	$33.64

Exercised	(198,212)	$29.52	—	—	(33,832)	$26.09
Cancelled	—	—	(76,853)	$29.28	—	—

Ending Balance	569,855	$36.11	768,067	$34.41	844,920	$33.95
Exercisable	569,855	$36.11	768,067	$34.41	831,920	$33.66

A summary of the remaining options outstanding under the non-employee director plan as of December 31, 2010 are as follows:

Options Outstanding	Options vested	Range— Exercise Price	Weighted Average Price	Weighted average contractual terms (in years)
117,478	117,478	$20.00 - $29.99	$28.95	0.99
370,179	370,179	$30.00 - $39.99	$33.87	2.47
50,359	50,359	$50.00 - $59.99	$52.20	5.42
31,839	31,839	$60.00 - $69.99	$63.22	6.42

569,855	569,855	$28.25 - $63.22	$36.11	2.65

As of December 31, 2010, the remaining unvested restricted share awards outstanding have a weighted average contractual life of 0.42 years. A summary of the remaining restricted stock awards under the non-employee director plan that remain outstanding as of December 31, are as follows:

	2010	Weighted Average Price	2009	Weighted Average Price	2008	Weighted Average Price
Beginning Balance	32,611	$25.38	18,916	$44.30	14,728	$46.23

Shares Awarded	25,401	$38.85	32,611	$25.38	17,304	$48.43
Shares Vested	(35,363)	$25.98	(18,699)	$44.26	(13,116)	$51.92
Shares forfeited	—	—	(217)	$48.43	—	—

Ending Balance	22,649	$39.55	32,611	$25.38	18,916	$44.30

12.    Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share with respect to income from continuing operations:

	For the years ended,
	2010	2009	2008
Numerator:
Net income available to common shareholders	$41,576,000	$50,642,000	$122,760,000
Less adjustment for earnings and gains from discontinued operations	(45,129,000)	(30,188,000)	(86,973,000)
Allocation to participating securities—Basic EPS(1)	(166,000)	(458,000)	(1,265,000)

Numerator for basic earnings per share from continuing operations	($3,719,000)	$19,996,000	34,522,000
Allocation to participating securities—Diluted EPS(1)	—	—	—
Numerator for diluted earnings per share from continuing operations	($3,719,000)	$19,996,000	$34,522,000

Denominator
Denominator for basic earnings per share—weighted average shares	61,420,000	52,760,000	51,050,000
Effect of dilutive securities:
Stock based awards	—	1,000	390,000

Denominator for diluted earnings per share adjusted for weighted average shares and assumed conversion	61,420,000	52,761,000	51,440,000

Basic earnings per share from continuing operations	$(0.06)	$0.38	$0.68
Basic earnings per share from discontinued operations	0.73	0.57	1.70

Basic earnings per share	$0.67	$0.95	2.38

Diluted earnings per share from continuing operations	$(0.06)	$0.38	$0.67
Diluted earnings per share from discontinued operations	0.73	0.57	1.69

Diluted earnings per share	$0.67	$0.95	2.36

(1)	Adjustment to the numerators for diluted net income per share calculations when applying the two class method of calculating earnings per share.

Under FASB guidance the effect of anti-dilutive Operating Company units and shares under option have been excluded from the diluted earnings per share calculation. Weighted average Operating Company units totaled 683,000, 780,000, and 830,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The anti-dilutive shares under option total 877,761, 242,831 and 82,198 for the years ended December 31, 2010, 2009 and 2008, respectively.

13.    Retirement Plan

BRE has a 401K defined contribution retirement plan covering all employees with more than six months of continuous full-time employment. In addition to employee elective deferrals, in 2010, 2009 and 2008, BRE contributed up to 3% of the employee’s contributions up to $7,350 per employee in 2010 and 2009, and $6,900 per employee in 2008. The aggregate amounts contributed and recognized as expense by BRE were $415,000, $518,000 and $414,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

14.    Related Party Transactions

BRE has notes receivable from third party non-controlling interest members of limited liability company subsidiaries of the Company totaling $7,304,000 and $7,363,000 at December 31, 2010 and 2009, respectively. The amounts are recorded in Other assets on the consolidated balance sheets. These notes mature in 2013 and have a weighted average interest rate of approximately 5%. Interest income from the notes totaled $370,000, $374,000 and $378,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company has recourse to take over the ownership in the underlying assets from the third party minority interest member in the event of default, which is sufficient to recover amounts owned to the Company in the event of default. No allowance has been recorded.

15.    Commitments and Contingencies

Commitments

During the years ended December 31, 2010, 2009 and 2008, total operating lease payments incurred for office space, including real estate taxes, insurance, repairs and utilities, aggregated $1,433,000, $1,405,000, and $1,164,000 respectively.

The minimum future basic aggregate rental commitment under the Company’s operating leases is as follows:

2011	$1,804,000
2012	1,823,000
2013	1,734,000
2014	1,888,000
2015	1,712,000
Thereafter	9,925,000

Total	$18,886,000

Over the term of each operating lease, rent is based on fixed contractual increases to the base rent and expense is recognized on a straight line basis. The ground lease for the Mercer Island Development site has an annual straight line rent expense of approximately $664,000. The Mercer Island straight line expense has been calculated based on fixed contractual amounts in years one through five and CPI-U Index inflation ratios beginning in year six.

Our leases as of December 31, 2010 are as follows:

Lease Terms
Lease Location	Start Date	Termination Date	BRE Options
Seattle, WA	6/1/2007	9/1/2012	5 year extension
Denver, CO	2/1/2008	1/31/2013	3-5 year extension
Irvine, CA	12/1/2005	3/31/2015	N/A
San Francisco, CA	8/1/2005	2/1/2016	Two 5 year extensions
Mercer Island, WA	10/7/2010	10/7/2070	Two 15 year extensions, and a 9 year extension

Contingencies

The Company is involved in various legal actions arising in the ordinary course of business for which losses are expected to be covered under the Company’s insurance policies. As a result, the risk of a material loss from such legal actions impacting the Company’s financial condition or results of operations has been assessed as remote.

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

17.    Subsequent Events

Subsequent to December 31, 2010, the Company purchased The Vistas of West Hills Apartments, a 220-unit community in Valencia, California for $56,500,000.

18.    Supplemental Financial Data (Unaudited)

Quarterly financial information follows:

	2010
	Quarter ended March 31	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
	(amounts in thousands, except per share data)
Revenues*	$81,663	$83,949	$87,188	$89,173
Income/ (loss) from continuing operations	7,248	6,791	7,858	(12,191)
Discontinued operations	1,603	12,832	15,065	15,629
Redeemable noncontrolling interests in income	(373)	(373)	(365)	(335)
Preferred stock dividends	(2,953)	(2,953)	(2,953)	(2,954)

Net income available to common shareholders	$5,525	$16,297	$19,605	$149

Basic earnings (loss) per share from continuing operations	$0.07	$0.05	$0.07	$(0.24)
Basic earnings per share from discontinued operations	0.03	0.21	0.23	0.24

Basic earnings share	$0.10	$0.26	$0.30	$0.00

Diluted earnings (loss) per share from continuing operations	$0.07	$0.06	$0.07	$(0.24)
Diluted earnings per share from discontinued operations	0.03	0.20	0.23	0.24

Diluted earnings per share	$0.10	$0.26	$0.30	$0.00

	2009
	Quarter ended March 31	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
	(amounts in thousands, except per share data)
Revenues*	$81,732	$81,596	$81,871	$80,981
Income/ (loss) from continuing operations	13,245	15,278	11,010	(5,381)
Discontinued operations	3,246	16,442	8,928	1,572
Redeemable noncontrolling interests in income	(545)	(545)	(401)	(394)
Preferred stock dividends	(2,953)	(2,953)	(2,953)	(2,954)

Net income/ (Loss) available to common shareholders	$12,993	$28,222	$16,584	$(7,157)

Basic earnings (loss) per share from continuing operations	$0.19	$0.22	$0.17	$(0.16)
Basic earnings per share from discontinued operations	0.06	0.32	0.14	0.03

Basic earnings (loss) per share	$0.25	$0.54	$0.31	$(0.13)

Diluted earnings (loss) per share from continuing operations	$0.19	$0.22	$0.17	$(0.16)
Diluted earnings per share from discontinued operations	0.06	0.32	0.14	0.03

Diluted earnings (loss) per share	$0.25	$0.54	$0.31	$(0.13)

*	Revenue totals do not include revenues from discontinued operations, other income and partnership income.

For the years ended December 31, 2010, 2009 and 2008, the federal income tax components of the Company’s dividends on the common and preferred stock were as follows (unaudited).

	Ordinary Income	Long Term Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital
Common Stock
December 31, 2010	49%	23%	28%	—%
December 31, 2009	86%	—%	14%	—%
December 31, 2008	28%	52%	20%	—%

	Ordinary Income	Long Term Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital
Cumulative Redeemable Preferred Stock (all series)
December 31, 2010	49%	23%	28%	—%
December 31, 2009	86%	—%	14%	—%
December 31, 2008	28%	52%	20%	—%

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(Dollar amounts in thousands)

	Location	Dates Acquired / Constructed	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2010
Property Name			Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Encumbrances
Sharon Green	Menlo Park,CA	1971/1970	$1,250	$5,770	$12,163	$1,250	$17,933	$19,183	$(14,107)	*	*
Verandas	Union City,CA	1993/1989	3,233	12,932	5,018	3,233	17,950	21,183	(8,795)
Foster’s Landing	Foster City,CA	1996/1987	11,742	47,846	12,908	11,742	60,754	72,496	(24,077)
Pinnacle Crow Canyon	San Ramon,CA	1996/1992	8,724	34,895	9,915	8,724	44,810	53,534	(18,479)
Lakeshore Landing	San Mateo,CA	1997/1988	8,547	34,228	7,800	8,547	42,028	50,575	(16,274)
Mission Peaks	Fremont ,CA	1997/1995	11,747	47,082	34,621	11,747	81,703	93,450	(32,538)
Deer Valley*	San Rafael,CA	1997/1996	6,042	24,169	3,537	6,042	27,706	33,748	(10,332)
Pinnacle City Centre*	Hayward,CA	2000/2000	4,903	22,999	1,042	4,903	24,041	28,944	(6,562)
Mission Peaks II	Fremont ,CA	2000/1989	12,639	50,690	8,318	12,639	59,008	71,647	(16,734)
Avenue 64	Emeryville, CA	2007/2007	10,364	58,100	1,269	10,364	59,369	69,733	(4,621)	*	*
Villa Granada	Santa Clara, CA	2010/2010	13,052	74,600	1,351	13,052	75,951	89,003	(835)
Museum Park	San Jose, CA	2010/2002	6,609	22,991	439	6,609	23,430	30,039	(419)
Fountains at River Oaks	San Jose, CA	2010/1990	12,394	37,906	107	12,394	38,013	50,407	(411)	32,480

San Francisco Bay Area			111,246	474,208	98,488	111,246	572,696	683,942	(154,184)	32,480

Montanosa	San Diego,CA	1992/1989-90	6,005	24,065	8,805	6,005	32,870	38,875	(17,123)	59,475
Esplanade	San Diego,CA	1993/1985	6,350	25,421	6,498	6,350	31,919	38,269	(15,146)
Terra Nova Villas	Chula Vista,CA	1994/1985	2,925	11,699	3,727	2,925	15,426	18,351	(7,225)
Canyon Villas	Chula Vista,CA	1996/1981	3,064	12,258	3,199	3,064	15,457	18,521	(6,490)
Lakeview Village	Spring Valley,CA	1996/1985	3,977	15,910	4,567	3,977	20,477	24,454	(8,418)
Countryside Village	El Cajon,CA	1996/1989	1,002	4,007	1,346	1,002	5,353	6,355	(2,294)
Cambridge Park	San Diego,CA	1998/1998	7,628	30,521	6,418	7,628	36,939	44,567	(13,884)
Carmel Landing	San Diego,CA	1999/1989	6,928	27,686	7,589	6,928	35,275	42,203	(11,506)
Pinnacle at Carmel Creek	San Diego,CA	2000/2000	4,744	45,430	6,637	4,744	52,067	56,811	(14,230)	*	*
Pinnacle at Otay Ranch I & II	Chula Vista,CA	2001/2001	8,928	43,388	5,537	8,928	48,925	57,853	(12,306)	*	*
Mission Trails	San Diego,CA	2002/1987	5,315	21,310	2,538	5,315	23,848	29,163	(6,067)
Bernardo Crest	San Diego,CA	2002/1988	6,016	24,115	3,943	6,016	28,058	34,074	(7,538)
Carmel Summit	San Diego,CA	2006/1989	16,025	36,611	7,659	16,025	44,270	60,295	(7,659)
Allure at Scripps Ranch	San Diego,CA	2010/2002	11,885	34,315	335	11,885	34,650	46,535	(718)

San Diego			90,792	356,736	68,798	90,792	425,534	516,326	(130,604)	59,475

Village Green	La Habra,CA	1972/1971	372	2,763	3,119	372	5,882	6,254	(4,626)
Sycamore Valley	Fountain Valley,CA	1996/1969	4,617	18,691	5,788	4,617	24,479	29,096	(10,317)
Villa Santana*	Santa Ana,CA	1997/1986	3,016	12,180	2,718	3,016	14,898	17,914	(5,865)
Parkside Court*	Santa Ana,CA	1997/1987	2,013	8,632	2,328	2,013	10,960	12,973	(4,304)
Villa Siena	Costa Mesa,CA	1999/1974	4,853	19,739	10,969	4,853	30,708	35,561	(9,245)

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(Dollar amounts in thousands)

	Location	Dates Acquired / Constructed	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2010
Property Name			Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Encumbrances
Cortesia	Rancho Santa Margarita,CA	2000/1999	7,740	30,982	4,172	7,740	35,154	42,894	(9,748)
Pinnacle at Laguna Niguel	Rancho Niguel, CA	2001/1988	12,572	50,308	4,570	12,572	54,878	67,450	(14,381)	*	*
Pinnacle at MacArthur Place	South Coast Metro, CA	2002/2002	8,155	54,257	4,503	8,155	58,760	66,915	(12,642)	*	*
Pinnacle at Fullerton	Fullerton,CA	2002/2004	7,087	36,869	1,147	7,087	38,016	45,103	(6,474)	*	*
Pinnacle at Talega	San Clemente,CA	2004/2003	17,125	48,171	3,782	17,125	51,953	69,078	(10,511)	*	*
Renaissance at Uptown Orange	Orange, CA	2007/2007	16,603	99,175	1,643	16,603	100,818	117,421	(8,220)
Park Viridian	Anaheim, CA	2009/2009	9,629	79,042	613	9,629	79,655	89,284	(3,206)

Orange County			93,782	460,809	45,352	93,782	506,161	599,943	(99,539)	—

Windrush Village	Colton,CA	1996/1985	3,747	14,989	3,332	3,747	18,321	22,068	(7,309)
The Summit	Chino Hills,CA	1996/1989	1,838	7,354	3,361	1,838	10,715	12,553	(4,391)
Emerald Pointe	Diamond Bar, CA	2002/1989	5,052	20,248	2,504	5,052	22,752	27,804	(5,941)
Enclave at Town Square	Chino Hills,CA	2003/1987	2,473	10,069	2,471	2,473	12,540	15,013	(3,739)
Mission Grove Park	Riverside,CA	2005/2001	15,120	61,873	2,281	15,120	64,154	79,274	(10,120)	31,632
The Heights I & II	Chino Hills,CA	2005/2004	9,132	58,844	1,755	9,132	60,599	69,731	(8,628)
Galleria at Towngate	Moreno Valley, CA	2006/2006	3,640	35,579	1,061	3,640	36,640	40,280	(4,551)

Inland Empire			41,002	208,956	16,765	41,002	225,721	266,723	(44,679)	31,632

Candlewood North	Northridge,CA	1996/1964-95	2,110	8,477	2,206	2,110	10,683	12,793	(4,388)
Pinnacle at Westridge	Valencia,CA	2004/2004	11,253	31,465	1,172	11,253	32,637	43,890	(5,350)	*	*
Canyon Creek	Northridge,CA	2003/1986	6,152	24,650	3,431	6,152	28,081	34,233	(6,562)
Summerwind Townhomes	Harbor City,CA	2004/1987	6,950	27,879	4,300	6,950	32,179	39,129	(7,653)
Regency Palm Court	Los Angeles,CA	2004/1987	2,049	8,277	1,455	2,049	9,732	11,781	(2,307)
Windsor Court	Los Angeles,CA	2004/1987	1,638	6,631	1,287	1,638	7,918	9,556	(1,977)
Tiffany Court	Los Angeles,CA	2004/1987	3,033	12,211	2,494	3,033	14,705	17,738	(3,628)
Alessio	Los Angeles,CA	2004/2001	40,560	96,565	7,057	40,560	103,622	144,182	(18,110)	67,255
Catalina Gardens	Los Angeles,CA	2005/1987	6,400	20,309	1,082	6,400	21,391	27,791	(3,139)
Bridgeport Coast	Santa Clarita, CA	2006/2006	11,500	28,741	529	11,500	29,270	40,770	(3,384)	*	*
The Stuart at Sierra Madre	Pasadena	2007/2007	7,926	55,733	757	7,926	56,490	64,416	(4,228)
5600 Wilshire	Los Angeles,CA	2008/2008	32,825	100,993	602	32,825	101,595	134,420	(5,108)
Aqua at Marina Del Rey	Marina Del Rey, CA	2010/2001	37,445	128,555	475	37,445	129,030	166,475	(1,126)

Los Angeles			169,841	550,486	26,847	169,841	577,333	747,174	(66,960)	67,255

Selby Ranch	Sacramento,CA	1986/1971-74	2,660	18,340	11,800	2,660	30,140	32,800	(17,477)	*	*

Sacramento			2,660	18,340	11,800	2,660	30,140	32,800	(17,477)	—

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(Dollar amounts in thousands)

	Location	Dates Acquired / Constructed	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2010
Property Name			Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Encumbrances
Pinnacle at South Mountain I & II*	Phoenix,AZ	1997/1996	11,062	44,257	3,605	11,062	47,862	58,924	(16,513)	*	*
Pinnacle Towne Center*	Phoenix,AZ	1998/1998	6,688	27,631	2,121	6,688	29,752	36,440	(9,843)	*	*

Phoenix			17,750	71,888	5,726	17,750	77,614	95,364	(26,356)	—

Parkwood at Mill Creek	Mill Creek,WA	1989/1989	3,947	15,811	2,461	3,947	18,272	22,219	(9,772)
Shadowbrook	Redmond,WA	1987-98/1986	4,776	17,415	5,382	4,776	22,797	27,573	(13,252)
Citywalk	Seattle ,WA	1988/1988	1,123	4,276	1,020	1,123	5,296	6,419	(2,993)
Thrasher’s Mill	Bothell,WA	1996/1988	2,031	8,223	2,159	2,031	10,382	12,413	(4,394)
Ballinger Commons	Seattle,WA	1996/1989	5,824	23,519	5,310	5,824	28,829	34,653	(11,772)
Park Highland	Bellevue ,WA	1998/1993	5,602	22,483	3,255	5,602	25,738	31,340	(8,844)
Pinnacle BellCentre	Bellevue ,WA	2000/2000	11,163	32,821	1,831	11,163	34,652	45,815	(8,853)	*	*
Pinnacle Sonata	Bothell,WA	2002/2000	8,576	39,067	850	8,576	39,917	48,493	(9,401)
Pinnacle at Lake Washington	Renton, WA	2001/2001	4,878	26,184	2,062	4,878	28,246	33,124	(6,512)	*	*
The Audrey at Belltown	Seattle,WA	2001/1992	4,279	17,259	2,998	4,279	20,257	24,536	(5,373)
The Trails of Redmond	Redmond,WA	2004/1985	17,413	45,013	9,595	17,413	54,608	72,021	(13,036)
Taylor 28	Seattle, WA	2009/2009	8,100	52,101	376	8,100	52,477	60,577	(2,161)
Belcarra	Bellevue ,WA	2010/2010	12,485	74,778	3,218	12,485	77,996	90,481	(1,965)

Seattle			90,197	378,950	40,517	90,197	419,467	509,664	(98,328)	—

Partially Completed Multi Family			—		—	—

Non-Multi

Gateway at Emeryville	Emeryville,CA		10,201	2,328	1	10,201	2,329	12,530	(2,329)	—

TOTAL			$627,471	$2,522,701	$314,294	$627,471	$2,836,995	$3,464,466	$(640,456)	$810,842

*	Property held by a majority owned consolidated subsidiary of the Company
**	Properties secure the Company’s $620,000,000 FNMA line of credit.

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(Amounts in thousands)

The activity in investments in rental properties and related depreciation for the three-year period ended December 31, 2010 is as follows:

Investments in rental properties:

	Years ended December 31,
	2010	2009	2008
Balance at beginning of year	$3,180,633	$2,927,481	$2,824,383
Transfers from construction in progress and other capitalization	119,698	283,434	177,246
Transfers of rental property to other assets	—	—	(1,646)
Capital and Rehabilitation expenditures	30,307	27,337	35,402
Acquisitions	292,100	—	—
Investments sold	(159,514)	(59,663)	(105,034)
Change in accrued improvements to direct investment in real estate costs	1,242	2,044	(2,870)

Balance at end of year	$3,464,466	$3,180,633	$2,927,481

Accumulated depreciation on rental properties:

	Years ended December 31,
	2010	2009	2008
Balance at beginning of year	$583,953	$514,388	$458,474
Provision for depreciation, including discontinued operations	94,384	88,419	81,459
Dispositions	(37,881)	(18,854)	(25,545)

Balance at end of year	$640,456	$583,953	$514,388

Certain balances have been reclassified to real estate held for sale, net.

INDEX TO EXHIBITS

Exhibit No.	Description
3.0	Amended and Restated Articles of Incorporation (previously filed on March 15, 1996 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

3.1

Articles of Amendment of BRE Properties, Inc., incorporated by reference to Annex A to the Definitive Proxy Statement filed by the Registrant with the Commission on April 5, 2005 (previously filed on November 4, 2009 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

3.2

Articles Supplementary of the Registrant, reclassifying all 2,300,000 shares of 8.50% Series A Cumulative Redeemable Preferred Stock as Preferred Stock and classifying and designating the terms of the 6.75% Series C Cumulative Redeemable Preferred Stock (previously filed on March 1, 2004 as Exhibit 3.4 of the Registrant’s Form 8-A and incorporated by reference herein)

3.3

Articles Supplementary of the Registrant, classifying and designating the terms of the 6.75% Series D Cumulative Redeemable Preferred Stock (previously filed on December 8, 2004 as Exhibit 1.5 of the Registrant’s Form 8-A and incorporated by reference herein)

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

4.7

Equity Distribution Agreement, dated as of May 14, 2009, between the Registrant and Goldman Sachs & Co. (previously filed on May 14, 2009 as Exhibit 1.1 to the Registrants Current Report on the Form 8-K and incorporated by reference herein)

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

4.10	Specimen 6.75% Series C Cumulative Redeemable Preferred Stock Certificate (previously filed on March 1, 2004 as Exhibit 3.5 to the Registrant’s Form 8-A and incorporated by reference herein)

4.11	Specimen 6.75% Series D Cumulative Redeemable Preferred Stock Certificate (previously filed on December 8, 2004 as Exhibit 1.6 to the Registrant’s Form 8-A and incorporated by reference herein)

4.12

Master Credit Facility Agreement by and among BRE-FMCA, LLC and BRE-FMAZ, LLC, as borrowers, BRE Properties, Inc., as guarantor, and Deutsche Bank Berkshire Mortgage, Inc., as lender, entered into as of April 7, 2009 (previously filed on April 7, 2009 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.13	5.200% Senior Note due 2021 (previously filed on November 5, 2010 as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

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

10.5*

BRE Properties Inc. Deferred Compensation Plan effective January 1, 2000 (previously filed on March 24, 2000 as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, as amended by the Annual Report on Form 10-K/A filed on August 4, 2000 and incorporated by reference herein)

10.6*

Amended and Restated Employment Agreement with Constance B. Moore dated November 20, 2006 (previously filed November 21, 2006 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.7*

First Amendment to the Amended and Restated Employment Agreement with Constance B. Moore dated December 31, 2008 (previously filed on February 18, 2009 as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein)

10.8*

Amended and Restated Employment Agreement with Edward F. Lange, Jr. dated November 20, 2006 (previously filed on November 21, 2006 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

Exhibit No.	Description
10.9*

First Amendment to the Amended and Restated Employment Agreement with Edward F. Lange, Jr. dated December 31, 2008 (previously filed on February 18, 2009 as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein)

10.10*

Employment Agreement with Stephen C. Dominiak dated August 12, 2008 (previously filed on August 13, 2008 as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.11*

First Amendment to the Employment Agreement with Stephen C. Dominiak dated December 31, 2008 (previously filed on February 18, 2009 as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein)

10.12*

Employment Agreement with Kerry Fanwick dated January 2, 2007 (previously filed on November 6. 2008 as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.13*

First Amendment to the Employment Agreement with Kerry Fanwick dated December 31, 2008 (previously filed on February 18, 2009 as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein)

10.14*	Form of Indemnification Agreement (previously filed on February 27, 2002 as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.15

Treasury rate guarantee hedge with Morgan Stanley, dated November 21, 1997 (previously filed on March 26, 1998 as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference herein)

10.16

Amended and Restated Limited Liability Company Agreement of BRE Property Investors LLC, dated as November 18, 1997 (previously filed on December 18, 1997 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.17

Contribution Agreement dated as of September 29, 1997 between the Registrant, BRE Property Investors LLC and the TCR Signatories (previously filed on November 14, 1997 as Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference herein)

10.18

Registration Rights Agreement among the Registrant, BRE Property Investors LLC and the other signatories thereto dated November 18, 1997 (previously filed on December 3, 1997 as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (No. 333-41433), as amended, and incorporated by reference herein)

10.19

Registration Rights Agreement between the Registrant and Legg Mason Unit Investment Trust Series 7, Legg Mason REIT Trust, December 1998 Series, dated as of December 23, 1997 (previously filed on January 27, 1998 as Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 (No. 333-44997), as amended, and incorporated by reference herein)

10.20*

Retirement Plan for Employees of BRE Properties, Inc. (previously filed on March 12, 2003 as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by the Annual Report on the Registrant’s Form 10-K/A on June 12, 2003 and incorporated by reference herein)

10.21*

Form of option agreement for the 1999 BRE Stock Incentive Plan (previously filed on March 16, 2005 as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.22

Form of option agreement for the Second Amended and Restated Non-Employee Directors Stock Option and Restricted Stock Plan (previously filed on March 16, 2005 as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

Exhibit No.	Description
10.23*

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

10.25*	Form of share award for the 1999 BRE Stock Incentive Plan (previously filed on October 29, 2008 as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.26

Form of restricted stock award agreement for the Fifth Amended and Restated Non-Employee Directors Stock Option and Restricted Stock Plan (previously filed on March 16, 2005 as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.27

Form of restricted stock Performance Stock Award Agreement to evidence grants of performance shares made on January 27, 2010 pursuant to our 1999 BRE Stock Incentive Plan (previously filed on February 2, 2010 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.28

Form of performance stock award agreement for the 1999 BRE Stock Incentive Plan (previously filed on February 2, 2010 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.29

Form of restricted stock award agreement for the Fifth Amended and Restated Non-Employee Directors Stock Option and Restricted Stock Plan (previously filed on February 12, 2010 as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein)

10.30

Form of restricted stock award agreement for the 1999 BRE Stock Incentive Plan (previously filed on February 12, 2010 as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein)

10.31

Amended and Restated Credit Agreement by and among BRE Properties, Inc., as borrower, the lenders party thereto and each of Wachovia Capital Markets, LLC and RBS Securities Corporation, as joint lead arrangers and joint book managers, Wachovia Bank, National Association, as administrative agent, The Royal Bank of Scotland, plc, as syndication agent, and Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank Securities, Inc., as co-documentation agents, entered into as of September 18, 2007 (previously filed on September 20, 2007 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.32

Equity Distribution Agreement, dated as of February 24, 2010, between BRE Properties, Inc. and Deutsche Bank Securities Inc. (previously filed on February 25, 2010 as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.33

Equity Distribution Agreement, dated as of February 24, 2010, between BRE Properties, Inc. and J.P. Morgan Securities Inc. (previously filed on February 25, 2010 as Exhibit 1.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.34

Equity Distribution Agreement, dated as of February 24, 2010, between BRE Properties, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (previously filed on February 25, 2010 as Exhibit 1.3 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.35

Equity Distribution Agreement, dated as of February 24, 2010, between BRE Properties, Inc. and UBS Securities LLC (previously filed on February 25, 2010 as Exhibit 1.4 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

Exhibit No.	Description
10.36

Equity Distribution Agreement, dated as of February 24, 2010, between BRE Properties, Inc. and Wells Fargo Securities, LLC (previously filed on February 25, 2010 as Exhibit 1.5 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.37

Amendment No. 1 to Contribution Agreement, dated November 18, 1997 (previously filed on November 24, 1997 as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.38*

Direct Stock Purchase and Dividend Reinvestment Plan (previously filed on November 28, 2008 pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, as Prospectus Supplement to the Registrant’s Prospectus dated November 8, 2007 (File No. 333-147238) and incorporated by reference herein)

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

101

The following materials from the BRE Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

*	Management contract, or compensatory plan or agreement.