Form 10-Q
period 2011-03-31
BRE PROPERTIES INC /MD/
filed 2011-05-05
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of common stock outstanding as of April 30, 2011	65,429,296

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

March 31, 2011

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements.

BRE Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$3,525,870	$3,464,466
Construction in progress	33,559	29,095
Less: accumulated depreciation	(664,413)	(640,456)

	2,895,016	2,853,105
Equity investment in real estate joint ventures	60,946	61,132
Land under development	192,890	183,291

Total real estate portfolio	3,148,852	3,097,528
Cash	7,106	6,357
Other assets	55,895	52,362

Total assets	$3,211,853	$3,156,247

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured senior notes	$724,638	$773,076
Unsecured line of credit	310,000	209,000
Mortgage loans payable	810,320	810,842
Accounts payable and accrued expenses	45,318	52,070

Total liabilities	1,890,276	1,844,988

Redeemable noncontrolling interests	37,130	34,866
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 7,000,000 shares with total liquidation preference of $175,000,000 issued and outstanding at March 31, 2011 and December 31, 2010	70	70
Common stock, $0.01 par value, 100,000,000 shares authorized; 65,341,438 and 64,675,815 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	653	647
Additional paid-in capital	1,464,029	1,441,048
Cumulative dividends in excess of accumulated net income	(180,305)	(165,372)

Total shareholders’ equity	1,284,447	1,276,393

Total liabilities and shareholders’ equity	$3,211,853	$3,156,247

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2011	2010
Revenues
Rental income	$87,345	$78,537
Ancillary income	3,259	3,126

Total revenues	90,604	81,663

Expenses
Real estate	29,390	26,573
Provision for depreciation	24,401	21,883
Interest	19,748	21,099
General and administrative	5,234	5,206
Other expenses	143	925

Total expenses	78,916	75,686

Other income	605	724

Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	12,293	6,701
Income from unconsolidated entities	640	547

Income from continuing operations	12,933	7,248
Income from discontinued operations, net	—	1,603

Income from discontinued operations	—	1,603

Net income	12,933	8,851

Redeemable noncontrolling interest in income	335	373

Net income attributable to controlling interests	12,598	8,478
Dividends attributable to preferred stock	2,953	2,953

Net income available to common shareholders	$9,645	$5,525

Per common share data - Basic
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.15	$0.07
Income from discontinued operations	$0.00	$0.03

Net income available to common shareholders	$0.15	$0.10

Weighted average common shares outstanding – basic	64,890	55,320

Per common share data - Diluted
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.15	$0.07
Income from discontinued operations	$0.00	$0.03

Net income available to common shareholders	$0.15	$0.10

Weighted average common shares outstanding –diluted	65,105	55,415

Dividends declared and paid per common share	$0.3750	$0.3750

See condensed notes to unaudited consolidated financial statements

BRE Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$12,933	$8,851
Adjustments to reconcile net income to net cash flows generated by operating activities:
Non cash interest on convertible debt	91	1,504
Income from unconsolidated entities	(640)	(547)
Distributions of earnings from unconsolidated entities	922	825
Provision for depreciation	24,401	21,883
Provision for depreciation from discontinued operations	—	1,224
Non cash stock based compensation expense	983	1,240
Other assets	(3,941)	2,031
Accounts payable and accrued expenses	(5,725)	(1,304)

Net cash flows provided by operating activities	29,024	35,707

Cash flows from investing activities:
Acquisitions of operating real estate properties	(56,477)	(46,201)
Additions to land under development	(9,461)	(4,081)
Additions to direct investment construction in progress	(3,856)	(11,237)
Rehabilitation expenditures and other	(1,658)	(1,125)
Capital expenditures	(4,956)	(3,846)
Improvements to real estate joint ventures	(120)	—
Additions to furniture, fixtures and equipment	(12)	(26)

Net cash flows used in investing activities	(76,540)	(66,516)

Cash flows from financing activities:
Principal payments on mortgage loans	(522)	(644)
Repayment of unsecured notes	(48,545)	—
Lines of credit:
Advances	141,000	100,000
Repayments	(40,000)	(48,000)
Cash dividends paid to common shareholders	(24,578)	(21,006)
Cash dividends paid to preferred shareholders	(2,953)	(2,953)
Distributions to redeemable noncontrolling interests	(230)	(268)
Distributions to other redeemable noncontrolling interests	(105)	(105)
(Shares retired for tax withholding)/exercises of stock options, net	(370)	10,177
Redeemable noncontrolling interest redemption activity	—	(2,129)
Proceeds from dividend reinvestment plan	199	207
Deposits on financing activity	—	(1,019)
Proceeds from issuance of common shares, net	24,369	—

Net cash flows provided financing activities	48,265	34,260

Increase in cash	749	3,451
Cash balance at beginning of period	6,357	5,656

Cash balance at end of period	$7,106	$9,107

BRE Properties, Inc.

Consolidated Statements of Cash Flows Cont. (unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2011	2010
Supplemental disclosure of non cash activities:
Transfers of construction in progress to investments in rental properties	$—	$31,728

Transfer of net investment in rental properties to held for sale	$—	$26,563

Change in accrued improvements to direct investments in real estate	$1,523	$1,072

Change in accrued development costs for construction in progress and land under development	$(611)	$1,425

Change in market value of redeemable noncontrolling interests	$2,264	$2,179

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2011

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements have been omitted. The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2010 of BRE Properties, Inc. (the “Company” or “BRE”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments only) necessary for a fair presentation of the Company’s consolidated financial statements for the interim periods presented.

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

NOTE B – UPDATE OF SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments in Rental Properties

Rental properties are recorded at cost, less accumulated depreciation, less an adjustment, if any, for impairment. Costs associated with the purchase of operating communities are allocated between land, building and intangibles when applicable, based on their relative fair value in accordance with Financial Accounting Standards Board (FASB) business combination guidance. Land value is assigned based on the purchase price if land is acquired separately, or estimated fair market value based upon market comparables if acquired in a merger or in an operating community acquisition.

Where possible, the Company stages its construction to allow leasing and occupancy during the construction period, which BRE believes minimizes the duration of the lease-up period following completion of construction. The Company’s accounting policy related to properties in the development and leasing phase is to expense all operating expenses associated with completed apartment units, including costs associated with the lease up of the development. Projects under development are carried at cost, including direct and indirect costs incurred to ready the assets for their intended use and which are specifically identifiable, including interest and property taxes allocated to units until such units are placed in service. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. The Company has a development group which manages the design, development and construction of apartment communities. Project costs related to the development and construction of apartment communities (including interest and related loan fees, property taxes, and other direct costs including municipal fees, permits, architecture, engineering and other professional fees) are capitalized as a cost of the project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend all of their time on development activities are also capitalized and allocated to the projects to which they relate. Capitalized payroll totaled approximately $1,600,000 and $1,200,000 for the three month periods ended March 31, 2011 and March 31, 2010, respectively. Indirect costs not related to development and construction activity are expensed as incurred. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that increase the value of the property or extend its useful life are capitalized.

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

In accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets, our investments in real estate are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of estimated fair value is based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimated fair value is warranted. There were no assets for which an adjustment for impairment in value was made in 2011 or 2010.

The guidance also requires that the results of operations of any communities that have been sold, or otherwise qualify as held for sale, be presented as discontinued operations in the Company’s consolidated financial statements in all periods presented. The community specific real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets once classified as held for sale.

NOTE C – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The cost related to stock-based compensation included in the determination of consolidated net income for the three months ended March 31, 2011 and 2010 includes all awards outstanding and vested during these periods.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to four years. At March 31, 2011, compensation cost related to unvested awards not yet recognized totaled approximately $16,500,000 and the weighted average period over which it is expected to be recognized is 3.37 years. During the three months ended March 31, 2011, 133,509 restricted shares were awarded and 107,751 restricted shares vested. During the three months ended March 31, 2011, 66,996 stock options were awarded and 48,665 options were exercised.

NOTE D – CONSOLIDATION OF VARIABLE INTEREST ENTITIES

Arrangements that are not controlled through voting or similar rights are reviewed under the accounting guidance for variable interest entities, or “VIEs.” A company is required to consolidate the assets, liabilities and operations of a VIE if it is determined to be the primary beneficiary of the VIE.

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

Under the guidance, an entity is a VIE and subject to consolidation, if by design a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that joint venture LLCs are not VIEs. The Company further reviewed the management fees paid to it by its joint ventures and determined that they do not create variable interests in the entities. As of March 31, 2011, the Company had two land purchase options outstanding and determined that although they are generally viewed as VIEs, BRE does not have the power to direct matters which most significantly impact the activities of the land parcels or the owners of the land and, therefore, consolidation under the guidance is not appropriate.

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

BRE consolidates entities not deemed to be VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company, the Operating Company and other controlled subsidiaries. At March 31, 2011, BRE owned 95% of the Operating Company. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE E – REAL ESTATE PORTFOLIO

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

Acquisitions

Costs associated with the purchase of operating communities are allocated between land, building and intangibles when applicable, based on their relative fair value in accordance with FASB business combination guidance.

On February 18, 2011, the Company purchased The Vistas of West Hills, an operating community totaling 220 units, located in Valencia, California, for an aggregate purchase price of $56,500,000. The property was completed in June 2009 and was 75% occupied on the acquisition date.

On March 21, 2011, the Company purchased for $5,100,000, a 4.4 acre site contiguous to its existing Park Viridian operating community and an existing phase 2 land site in Anaheim, California.

During 2010, the Company acquired four communities totaling 1,037 units: Allure at Scripps Ranch, with 194 units, located in San Diego, California; Museum Park, with 117 units, located in San Jose, California; Fountains at River Oaks, with 226 units, located in San Jose, California; and Aqua Marina Del Rey, with 500 units, located in Marina Del Rey, California. In connection with the acquisition of Fountains at River Oaks, the Company assumed an existing $32,500,000 secured mortgage loan, with a fixed interest rate of 5.74% that is scheduled to mature in 2019. The aggregate investment in these four communities was $292,100,000. In addition to the communities, the Company purchased one land parcel for future development of 280 units, in Sunnyvale, California for $19,000,000.

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

At March 31, 2011, the Company had no assets classified as held for sale.

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

For the quarter ended March 31, 2011, there were no results generated by discontinued operations as there were no assets sold or held for sale during the quarter. For the quarter ended March 31, 2010, the combined results by the four properties sold during 2010 were included in the discontinued operations line on the consolidated statement of income and totaled approximately $1,603,000.

The following is a breakdown of the combined results of operations for the operating apartment communities included in discontinued operations:

	For the Three Months Ended March 31,
(amounts in thousands)	2011	2010
Rental and ancillary income	$—	$4,460
Real estate expenses	—	(1,633)
Provision for depreciation	—	(1,224)

Income from discontinued operations, net	$—	$1,603

Gain on sales, net	$—	$—

Total discontinued operations	$—	$1,603

NOTE F – EQUITY

On February 24, 2010, the Company entered into Equity Distribution Agreements (EDAs) under which the Company may issue and sell from time to time through or to its sales agents shares of its common stock having an aggregate offering price of up to $250,000,000. During the three months ended March 31, 2011, 545,348 shares were issued under the EDAs, with an average share price of $45.84 for total net proceeds of approximately $25,000,000. During the three months ended March 31, 2010, no shares were issued under the EDAs. During the year ended December 31, 2010, 581,055 shares were issued under the EDAs for total net proceeds of approximately $25,000,000. The Company intends to use any net proceeds from the sale of our shares under the EDAs for general corporate purposes, which may include reducing borrowings under the Company’s unsecured credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities and financing for acquisitions.

On April 7, 2010, the Company completed an equity offering of 8,050,000 common shares, including shares issued to cover over-allotments, at $34.25 per share. Total net proceeds from this offering were approximately $265,000,000 after deducting the underwriting discount and other offering expenses payable by the Company. The Company used the net proceeds from the offering for general corporate purposes, which included reducing borrowings under its unsecured revolving credit facility.

On April 26, 2007, the Company’s Board of Directors authorized BRE to purchase an aggregate of up to $100,000,000 of its shares of common stock. As of May 6, 2011, the Company has not purchased any shares under this authorization.

During the three months ended March 31, 2011, 115,964 net shares of common stock were issued under the Company’s stock-based compensation plans, 4,311 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan, zero operating company units were exchanged for cash or converted to common stock shares.

Consolidated Statements of Stockholders Equity

(Dollar amounts in thousands, except share and per share data)

Common Stock Shares	March 31, 2011
Balance at beginning of year	64,675,815
Common stock issuance	545,348
Stock options exercised, net of shares tendered	48,665
Vested restricted shares, net of shares tendered	67,299
Shares issued pursuant to dividend reinvestment plan	4,311

Balance at end of period	65,341,438

Preferred stock shares
Balance at beginning of year	7,000,000

Balance at end of period	7,000,000

Common stock
Balance at beginning of year	$647
Common stock issuance	5
Stock options exercised	—
Vested restricted shares	1

Balance at end of period	$653

Preferred stock
Balance at beginning of year	$70

Balance at end of period	$70

Additional paid-in capital
Balance at beginning of year	$1,441,048
Common stock issuance, net	24,364
Stock options exercised, net of shares tendered	1,476
Change in redemption value on redeemable noncontrolling interests	(2,264)
Shares retired for tax withholding	(1,782)
Stock based compensation	1,052
Dividend reinvestment plan	199
Other	(64)

Balance at end of period	$1,464,029

Cumulative dividends in excess of accumulated net income
Balance at beginning of year	$(165,372)
Net income	12,933
Cash dividends declared to common shareholders	(24,578)
Cash dividends declared to preferred shareholders	(2,953)
Redeemable noncontrolling interest in income	(335)

Balance at end of period	$(180,305)

Redeemable noncontrolling interests
Balance at beginning of year	$34,866
Redeemable noncontrolling interests in income	335
Distributions to redeemable noncontrolling interests	(335)
Change in redemption value of redeemable noncontrolling interests	2,264

Balance at end of period	$37,130

NOTE G – LEGAL MATTERS

The Company is involved in various legal actions arising in the ordinary course of business for which losses are expected to be covered under the Company’s insurance policies. As of March 31, 2011, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

NOTE H – DEBT

During January 2011, the Company paid off the remaining aggregate principal amount of $48,545,000 of its 7.450% senior notes as they matured.

The Company maintains its revolving credit facility of $750,000,000, which matures in September 2012. Based on the Company’s current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, the Company pays a 0.15% annual facility fee on the capacity of the facility. There was $310,000,000 in borrowings under the revolving unsecured line of credit at March 31, 2011, compared to $209,000,000 at December 31, 2010. Borrowings under the credit facility are used to fund acquisition and development activities as well as for general corporate purposes. The Company typically reduces its outstanding balance on the revolving unsecured line of credit with available cash balances.

The Company’s indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, total debt to capital, and cash on hand among others. The Company is in compliance with all such financial covenants during the three months ended March 31, 2011 and 2010.

NOTE I – NEW ACCOUNTING PRONOUNCEMENTS

None.

NOTE J – FAIR VALUE MEASUREMENT

The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash, other assets, accounts payable and accrued expenses, and lines of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of the Company’s mortgage loans and unsecured senior notes is approximately $1,561,354,000 at March 31, 2011 (compared to a gross carrying value of $1,535,338,000 at March 31, 2011).

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

Fair Value Measurements

The Company’s redeemable noncontrolling interests that have a conversion feature are required to be marked to redemption value at each reporting period. The maximum redemption amount of the redeemable noncontrolling interests is contingent on the fair value of the Company’s common stock at the redemption date, and therefore the amount reported on the consolidated balance sheets is calculated based on the fair value of the Company’s common stock as of the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests are classified as Level 2. The impact was an increase in redeemable noncontrolling interests of $2,264,000 for the three month period ended March 31, 2011 and an increase in redeemable noncontrolling interests of $2,179,000 for the three month period ended March 31, 2010, to adjust the noncontrolling interest to its redemption value with an offsetting change in additional paid in capital.

The estimated fair values of investment securities classified as deferred compensation plan investments are based on quoted market prices utilizing public information for the same transactions or information provided through third-party advisors and are therefore classified as Level 1. The Company’s deferred compensation plan investments are recorded in other assets and totaled $3,277,000 and $3,196,000 at March 31, 2011 and at December 31, 2010.

There were no transfers of assets measured at fair value between Level 1 and Level 2 of the fair value hierarchy for the three months ended March 31, 2011.

NOTE K – SUBSEQUENT EVENTS

The Company has evaluated and disclosed subsequent events through the date of the issuance of the financial statements.

On April 13, 2011, the Company acquired two parcels of land for future development in San Francisco, California’s Mission Bay district for a purchase price of approximately $41,400,000.

Subsequent to the end of the quarter, the Company signed an agreement for the sale of a land site which it controls. The agreement is subject to standard terms and conditions that currently allow the buyer of the site to rescind the contract without financial harm. Should the transaction close, the Company could recognize a loss of approximately $900,000 on the sale.

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

Executive Summary

We are a self-administered equity real estate investment trust, or REIT, focused on the ownership, operation, development, and acquisition of apartment communities. Our operating and investment activities are primarily focused on the major metropolitan markets within the state of California and in the metropolitan area of Seattle, Washington.

This table summarizes information about our 2011 operating multifamily properties:

	Same-store Communities [1]				Total Communities [2]
			% of	% of			% of	% of
	# of	# of	Same-store	Same-store	# of	# of	Total	Total
Regions	Communities	Units	Revenue	NOI	Communities	Units	Revenue	NOI
San Diego	13	3,958	22%	23%	14	4,152	21%	22%
Inland Empire	7	1,807	8%	8%	7	1,807	7%	7%
Orange County	11	3,349	18%	18%	12	3,789	18%	18%
Los Angeles	12	2,547	15%	14%	14	3,267	17%	16%
San Francisco	10	3,152	19%	20%	13	3,765	20%	21%

California	53	14,813	82%	83%	60	16,780	83%	84%
Seattle	12	3,160	14%	13%	13	3,456	13%	13%
Phoenix	2	902	2%	2%	2	902	2%	2%
Sacramento	1	400	2%	2%	1	400	2%	1%

Total	68	19,275	100%	100%	76	21,538	100%	100%

(1)	Includes communities owned by BRE for at least five full quarters with comparable year over year results.
(2)	Includes communities acquired, in lease-up phase or being rehabilitated during the five full quarters subsequent to December 31, 2009.

We define same-store properties as apartment communities owned by us for at least five full quarters with comparable year over year results. Acquired communities, rehabilitation communities and recently completed development properties are considered non same-store communities. For the three months ended March 31, 2011, same-store communities that have been stabilized for five full quarters starting January 1, 2010, totaled 19,275 units. For the three months ended March 31, 2011, our non same-store pool is comprised of 566 units in different phases of lease up, 440 units moved from same-store into rehabilitation and 1,257 acquired units.

At March 31, 2011, our portfolio had real estate assets with a net book value of approximately $3.1 billion that included 76 wholly or majority-owned apartment communities, aggregating 21,538 units; 13 multifamily communities owned in joint ventures, comprised of 4,080 apartment units; and seven wholly or majority-owned apartment communities in various stages of construction and development, totaling 2,274 units. We earn revenue and generate cash primarily by collecting monthly rent from our apartment residents.

At March 31, 2011, we owned land that will support the development of five communities (two in Northern California, two in Southern California, one in Seattle, Washington) and approximately 1,600 units.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

Rental and ancillary income

A summary of the components of revenues for the quarters ended March 31, 2011 and 2010 follows (dollar amounts in thousands):

	Three months ended March 31, 2011		Three months ended March 31, 2010
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2010 to 2011
Rental income	$87,345	96%	$78,537	96%	11%
Ancillary income	3,259	4%	3,126	4%	4%

Total revenues	$90,604	100%	$81,663	100%	11%

The total increase in revenues of $8,941,000 for the three months ended March 31, 2011, as compared with the three months ended March 31, 2010, was generated from an increase in non same-store revenue as follows (dollar amounts in thousands):

	2011 Change	% Change from 2010 to 2011
Same-store communities	$1,161	2%
Non same-store communities	7,780	291%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$8,941	11%

The increase in same-store revenue was primarily due to an increase in average monthly revenue earned per unit in the same-store portfolio for the first quarter of 2011 by 2.0% to $1,459 per unit from $1,430 per unit in the first quarter of 2010. Average monthly revenue is comprised of rental and ancillary income earned on occupied units during the period and concessions of $47 on revenues per occupied unit during the period. The increase in rent was partially offset by decreased financial occupancy levels which averaged 95.0% during first quarter 2011, as compared with 95.5% for the same period in 2010. The 291% increase in revenue from non same-store properties, which represents the increase in the year-over-year size of the portfolio from recently completed development properties and properties acquired in 2010.

Real estate expenses

A summary of the categories of real estate expenses for the quarters ended March 31, 2011 and 2010 follows (dollar amounts in thousands):

	Three months ended March 31, 2011		Three months ended March 31, 2010
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2010 to 2011
Same-store	$25,464		$25,359		—%
Non same-store	3,926		1,214		223%

Total real estate Expenses	$29,390	32%	$26,573	33%	11%

Non same-store expenses increased approximately $2,712,000, or 223% from the quarter ended March 31, 2010, which represents the increase in the year-over-year size of the portfolio from recently completed development properties and properties acquired in 2010.

Interest expense

Interest expense was $19,748,000 (net of $2,732,000 of interest capitalized to the cost of apartment communities under development and construction) for the quarter ended March 31, 2011, a decrease of $1,351,000 from the same period in 2010. Interest expense was $21,099,000 for the quarter ended March 31, 2010 (net of $3,134,000 of interest capitalized to the cost of apartment communities under development and construction). Interest expense decreased year over year due to lower average debt balances resulting from equity issuance in 2010 and 2011, along with lower weighted average cost of debt in 2011.

General and administrative expenses

General and administrative expenses totaled $5,234,000 and $5,206,000 for the three months ended March 31, 2011 and 2010, respectively. The general and administrative expenses increased $28,000, or 0.5%.

Other income

Other income for the quarters ended March 31, 2011 and 2010 totaled $605,000 and $724,000, respectively, and is comprised of the following:

	Three Months ended
	March 31,
	2011	2010
Management Fees	$446,000	$418,000
Interest Income	93,000	255,000
Other	66,000	51,000

Total	$605,000	$724,000

Other Expenses

Other expenses for the quarters ended March 31, 2011 and 2010 totaled $143,000 and $925,000, respectively, and is comprised of costs related to the acquisitions of operating communities.

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

At March 31, 2011, the Company had no assets classified as held for sale.

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

For the quarter ended March 31, 2011, there were no results generated by discontinued operations as there were no assets sold or held for sale during the quarter. For the quarter ended March 31, 2010, the combined results by four properties sold during 2010 were included in the discontinued operations line on the consolidated statement of income and totaled approximately $1,603,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the first quarters of 2011 and 2010 represent the dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. All our current outstanding series of preferred stock have a $25.00 per share liquidation preference.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the quarter ended March 31, 2011, was $9,645,000, or $0.15 per diluted share, as compared with $5,525,000, or $0.10 per diluted share, for the same period in 2010.

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

Our dividend per share amounts for the quarters ending March 31, 2011 and 2010 were $0.3750, respectively. The quarterly common dividend payment of $0.3750 is equivalent to $1.50 per common share on an annualized basis.

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. However, permanent financing may not be available on favorable terms, or at all. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. For the three months ended March 31, 2011, cash flows generated from operating activities were in excess of distributions to common shareholders, preferred shareholders and noncontrolling interest members by approximately $1,000,000. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured credit facility provides adequate liquidity to address temporary cash shortfalls. We expect that annual cash flows from operations will exceed annual distributions to equity holders for the year ended December 31, 2011, which is consistent with prior years. Annual cash flows from operating activities exceeded annual distributions to common shareholders, preferred shareholders and noncontrolling interest members by approximately $34,000,000 and $16,000,000 for the years ended December 31, 2010 and 2009, respectively.

During the three months ended March 31, 2011 and March 31, 2010 we invested $19,931,000 and $20,289,000 respectively in capital expenditures:

	Three months ended March 31,		As of March 31, 2011 Expected 2011 Annual Range
(amounts in thousands)	2011	2010	Low	High
New development (including land)	$13,317	$15,318	$150,000	$175,000
Rehab expenditures	1,658	1,125	15,000	20,000
Capital expenditures	4,956	3,846	20,000	22,000

Total capital expenditures	$19,931	$20,289	$185,000	$217,000

We had a total of $724,638,000 carrying amount in unsecured senior notes at March 31, 2011, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
February 2012 (1)	34,620,000	6.005%
February 2013	40,018,000	7.125%
March 2014	50,000,000	4.700%
March 2017	300,000,000	5.500%
March 2021	300,000,000	5.200%

Total / Weighted Average Interest Rate	$724,638,000	5.430%

(1)	The notes are putable by holders on February 21, 2012, August 15, 2013, August 15, 2016 and August 15, 2021. The principal amount of our 4.125% convertible unsecured debt outstanding totaled $34,620,000 (net of a $380,000 discount). The notes have a final contractual maturity of August 15, 2026 and are callable by us on or after February 21, 2012.

In addition, at March 31, 2011, we had mortgage indebtedness with a total principal amount outstanding of $810,320,000, at an effective interest rate of 5.60%, and remaining terms ranging from two to eleven years. For the periods ending March 31, 2011, and December 31, 2010, respectively, unencumbered real estate net operating income represented, 68.2% and 68.6% of our total real estate net income.

As of March 31, 2011 we have 76 wholly or majority owned operating properties with a gross book value of approximately $3,500,000,000. Nineteen of the 76 operating properties with gross book values of approximately $1,100,000,000 are encumbered with secured financing totaling $810,320,000. The remaining 57 operating properties are unencumbered with an approximate gross book value of $2,400,000,000. Seven of the 57 unencumbered operating properties, with an approximate gross book value of $230,000,000, are guarantors of our unsecured line of credit.

As of March 31, 2011, we had total outstanding debt balances of approximately $1,845,000,000 and total outstanding consolidated shareholders’ equity and redeemable noncontrolling interests of approximately $1,322,000,000 representing a debt to total book capitalization ratio of 58%.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, total debt to capital, and cash on hand among others. We were in compliance with all such financial covenants during the three months ended March 31, 2011 and 2010.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs, such as scheduled debt repayments, construction funding and property acquisitions. As of March 31, 2011 scheduled debt principle payments through December 31, 2011 totaled approximately $1,600,000.

During the fourth quarter of 2010, we filed a new shelf registration statement with the Securities and Exchange Commission under which we may issue securities, including debt securities, common stock and preferred stock. Depending upon market conditions, we may issue securities under this or under future registration statements.

On February 24, 2010, we entered into Equity Distribution Agreements (EDAs) under which we may issue and sell from time to time through or to our sales agents shares of our common stock having an aggregate offering price of up to $250,000,000. During the three months ended March 31, 2011, 545,348 shares were issued under the EDAs, with an average share price of $45.84 for total net proceeds of approximately $25,000,000. During the three months ended March 31, 2010, no shares were issued under the EDAs. During the year ended December 31, 2010, 581,055 shares were issued at an average price of $43.02 per share under the EDAs for total gross proceeds of approximately $25,000,000.

On April 7, 2010, we completed an equity offering of 8,050,000 common shares, including shares issued to cover over-allotments, at $34.25 per share. Total net proceeds from this offering were approximately $265,000,000 after deducting the underwriting discount and other offering expenses. We used the net proceeds from the offering for general corporate purposes, which included reducing borrowings under our unsecured revolving credit facility.

On April 26, 2007, our Board of Directors authorized us to purchase an aggregate of up to $100,000,000 in shares of our common stock. As of May 5, 2011, we have not purchased any shares under this authorization.

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

Construction in progress and land under development

The following table provides data on our multifamily properties that are currently under various stages of development and construction. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot provide assurance that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed units shown in the table below. In addition to the properties below, we have predevelopment costs on land under contract for potential projects totaling approximately $13,000,000 recorded in Other Assets on the Consolidated Balance Sheet.

(Dollar amounts in millions)		Proposed	Costs Incurred	Estimated	Estimated	Estimated
		Number of	to Date -	Total	Cost to	Completion
Property Name	Location	Units	March 31, 2011 (1)	Cost	Complete	Date (2)
Construction in Progress
Lawrence Station	Sunnyvale, CA	336	$33.6	$110.4	$76.8	1Q/2013

Total Construction in Progress		336	$33.6	$110.4	$76.8

Property Name	Location	Proposed Number of Units	Costs Incurred to Date - March 31, 2011	Estimated Total Cost (5)
Land Owned[3]
Wilshire La Brea[4]	Los Angeles, CA	478	$110.3	TBR
Pleasanton	Pleasanton, CA	254	16.8	TBR
Park Viridian II, III [6]	Anaheim, CA	400	33.0	TBR
Town and Country	Sunnyvale, CA	280	27.0	TBR
Aviara [7]	Mercer Island, WA	166	5.8	TBR
Mission Bay [8]	San Francisco, CA	360	5.1	TBR

Total Land Owned		1,938	$198.0	$855.8

[1]	Reflects all recorded costs incurred as of March 31, 2011, recorded on our consolidated balance sheets as “direct investments in real estate-construction in progress.”
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

[4]

Project’s estimated cost reflects the construction of 478 units and 40,000 square feet of retail. The estimated unit count and costs reflect the current underlying entitlements associated with the site.

[5]	Reflects the aggregate cost estimates; specific property cost estimates to be reported (TBR) once entitlement approvals are received and the company is prepared to begin construction.
[6]

During the first quarter of 2011, the Company purchased for $5.1 million, a 4.4 acre site contiguous to its existing Park Viridian operating community and an existing phase 2 land site in Anaheim, California. The combined undeveloped phases now total 400 units (185 units were added).

[7]

During the fourth quarter, the company entered into a ground lease for the Mercer Island site. The ground lease has an initial term of 60 years, two 15-year extensions followed by a 9-year extension. The annualized GAAP straight line lease expense is approximately $664,000.

[8]

Total includes Mission Bay, which as of March 31, 2011, was under contract and had a $5 million deposit. On April 13, 2011 the Company acquired the land parcels and funded the $36 million balance of the $41 million purchase price. The acquisition is for two parcels of land in the Mission Bay district that are entitled for residential use and can be developed in phases.

Dividends Paid to Common and Preferred Shareholders and Distributions to Noncontrolling Interest Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our dividend per share amounts for the three months ended March 31, 2011 and 2010 were $0.375 per share, respectively. Total dividends paid to common shareholders for the three months ended March 31, 2011 and 2010 were $24,578,000 and $21,006,000, respectively. In addition, we paid $2,953,000 in aggregate on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock during the three months ended March 31, 2011 and 2010, respectively.

Total distributions to redeemable noncontrolling interests were $230,000 and $268,000 for the three months ended March 31, 2011 and 2010, respectively. Total distributions to other noncontrolling interests of our consolidated subsidiaries were $105,000 for the three months ended March 31, 2011 and 2010, respectively.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2010.

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

As of March 31, 2011, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

The Company is involved in various legal actions arising in the ordinary course of business for which losses are expected to be covered under the Company’s insurance policies. As of March 31, 2011, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

ITEM 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2011, there were no operating company units converted for cash or redeemed for shares.

On April 26, 2007, our Board of Directors authorized up to $100,000,000 in aggregate value of shares of our common stock that we may repurchase. The timing of repurchase activity is dependent upon the market price of our shares of common stock and other market conditions and factors. No shares were repurchased during the three months ended March 31, 2011.

	(a) Total Number of Shares (or Units) Purchased [1]	(b) Average Price Paid per Share (or Unit)[2]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Traded Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 through March 31, 2011	40,452	$44.00	—	—
Total	40,452	$44.00	—	—

[1]	Includes an aggregate of 40,452 shares withheld to pay taxes
[2]	Average price paid per share owned and forfeited by shareholder.

ITEM 3.	Defaults Upon Senior Securities.

None

ITEM 4.	(Removed and Reserved).

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits.

10.1	Employment Agreement, dated as of January 11, 2011, between the Registrant and Scott A. Reinert (previously filed on January 14, 2011 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.2	Second Amendment, made on January 27, 2011 and effective as of January 1, 2011, to Amended and Restated Employment Agreement of Constance B. Moore effective as of January 1, 2005, as amended (previously filed on February 1, 2011 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.3	First Amendment, made on January 27, 2011 and effective as of January 1, 2011, to Employment Agreement of Scott A. Reinert effective as of January 24, 2011, as amended (previously filed on February 1, 2011 as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.4	Second Amendment, made on January 27, 2011 and effective as of January 1, 2011, to Employment Agreement of Stephen C. Dominiak effective as of September 2, 2008, as amended (previously filed on February 1, 2011 as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.5	Second Amendment, made on January 27, 2011 and effective as of January 1, 2011, to Employment Agreement of Kerry Fanwick effective as of February 1, 2007, as amended (previously filed on February 1, 2011 as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.6	First Amendment, made on January 27, 2011 and effective as of January 1, 2011, to Employment Agreement of John Schissel effective as of October 5, 2009, as amended (previously filed on February 1, 2011 as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.7	Form of Executive Officer Performance Stock Award Agreement under 1999 BRE Stock Incentive Plan, as amended (previously filed on February 1, 2011 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.8	Amended and Restated Employment Agreement, dated as of February 7, 2011, between the Registrant and Deborah J. Jones (previously filed on February 8, 2011 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the BRE Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.
(Registrant)

Date: May 5, 2011	/S/ JOHN A. SCHISSEL
John A. Schissel
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits.

10.1	Employment Agreement, dated as of January 11, 2011, between the Registrant and Scott A. Reinert (previously filed on January 14, 2011 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.2	Second Amendment, made on January 27, 2011 and effective as of January 1, 2011, to Amended and Restated Employment Agreement of Constance B. Moore effective as of January 1, 2005, as amended (previously filed on February 1, 2011 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.3	First Amendment, made on January 27, 2011 and effective as of January 1, 2011, to Employment Agreement of Scott A. Reinert effective as of January 24, 2011, as amended (previously filed on February 1, 2011 as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.4	Second Amendment, made on January 27, 2011 and effective as of January 1, 2011, to Employment Agreement of Stephen C. Dominiak effective as of September 2, 2008, as amended (previously filed on February 1, 2011 as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.5	Second Amendment, made on January 27, 2011 and effective as of January 1, 2011, to Employment Agreement of Kerry Fanwick effective as of February 1, 2007, as amended (previously filed on February 1, 2011 as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.6	First Amendment, made on January 27, 2011 and effective as of January 1, 2011, to Employment Agreement of John Schissel effective as of October 5, 2009, as amended (previously filed on February 1, 2011 as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.7	Form of Executive Officer Performance Stock Award Agreement under 1999 BRE Stock Incentive Plan, as amended (previously filed on February 1, 2011 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.8	Amended and Restated Employment Agreement, dated as of February 7, 2011, between the Registrant and Deborah J. Jones (previously filed on February 8, 2011 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the BRE Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.