Form 10-Q
period 2011-06-30
BRE PROPERTIES INC /MD/
filed 2011-08-05
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares of common stock outstanding as of July 31, 2011 74,738,051

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

June 30, 2011

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements.

BRE Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$3,601,749	$3,464,466
Construction in progress	41,065	29,095
Less: accumulated depreciation	(691,921)	(640,456)

	2,950,893	2,853,105
Equity investment in real estate joint ventures	69,295	61,132
Land under development	242,600	183,291

Total real estate portfolio	3,262,788	3,097,528
Cash	6,829	6,357
Other assets	49,568	52,362

Total assets	$3,319,185	$3,156,247

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured senior notes	$724,744	$773,076
Unsecured line of credit	103,000	209,000
Mortgage loans payable	809,792	810,842
Accounts payable and accrued expenses	49,922	52,070

Total liabilities	1,687,458	1,844,988

Redeemable noncontrolling interests	38,791	34,866
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 3,000,000 and 7,000,000 shares with $25 liquidation preference issued and outstanding at June 30, 2011 and December 31, 2010, respectively	30	70
Common stock, $0.01 par value, 100,000,000 shares authorized; 74,696,845 and 64,675,815 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	747	647
Additional paid-in capital	1,794,418	1,441,048
Cumulative dividends in excess of accumulated net income	(202,259)	(165,372)

Total shareholders’ equity	1,592,936	1,276,393

Total liabilities and shareholders’ equity	$3,319,185	$3,156,247

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,
	2011	2010
Revenues
Rental income	$89,909	$80,829
Ancillary income	3,553	3,120

Total revenues	93,462	83,949

Expenses
Real estate	30,069	27,713
Provision for depreciation	27,936	22,470
Interest	18,739	20,727
General and administrative	5,159	5,233
Other expenses	111	1,771

Total expenses	82,014	77,914

Other income	597	788
Net (loss) from extinguishment of debt	—	(558)

Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	12,045	6,265
Income from unconsolidated entities	731	526

Income from continuing operations	12,776	6,791
Income from discontinued operations, net	—	1,151
Net gain on sales of discontinued operations	—	11,681

Income from discontinued operations	—	12,832

Net income	12,776	19,623

Redeemable noncontrolling interest in income	335	373

Net income attributable to controlling interests	12,441	19,250
Redemption related preferred stock issuance cost	3,616	—
Dividends attributable to preferred stock	2,653	2,953

Net income available to common shareholders	$6,172	$16,297

Per common share data - Basic
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.09	$0.06
Income from discontinued operations	$0.00	$0.20

Net income available to common shareholders	$0.09	$0.26

Weighted average common shares outstanding – basic	70,025	61,820

Per common share data - Diluted
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.09	$0.06
Income from discontinued operations	$0.00	$0.20

Net income available to common shareholders	$0.09	$0.26

Weighted average common shares outstanding – diluted	70,250	61,990

Dividends declared and paid per common share	$0.3750	$0.3750

See condensed notes to unaudited consolidated financial statements

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Six Months Ended June 30,
	2011	2010
Revenues
Rental income	$177,254	$159,366
Ancillary income	6,812	6,244

Total revenues	184,066	165,610

Expenses
Real estate	59,459	54,287
Provision for depreciation	52,337	44,352
Interest	38,487	41,826
General and administrative	10,394	10,439
Other expenses	254	2,696

Total expenses	160,931	153,600

Other income	1,202	1,512
Net (loss) from extinguishment of debt	—	(558)

Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	24,337	12,964
Income from unconsolidated entities	1,372	1,073

Income from continuing operations	25,709	14,037
Income from discontinued operations, net	—	2,755
Net gain on sales of discontinued operations	—	11,681

Income from discontinued operations	—	14,436

Net income	25,709	28,473

Redeemable noncontrolling interest in income	671	745

Net income attributable to controlling interests	25,038	27,728
Redemption related preferred stock issuance cost	3,616	—
Dividends attributable to preferred stock	5,606	5,906

Net income available to common shareholders	$15,816	$21,822

Per common share data - Basic
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.23	$0.13
Income from discontinued operations	$0.00	$0.24

Net income available to common shareholders	$0.23	$0.37

Weighted average common shares outstanding – basic	67,760	58,985

Per common share data - Diluted
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.23	$0.13
Income from discontinued operations	$0.00	$0.24

Net income available to common shareholders	$0.23	$0.37

Weighted average common shares outstanding – diluted	67,980	59,130

Dividends declared and paid per common share	$0.7500	$0.7500

See condensed notes to unaudited consolidated financial statements

BRE Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$25,709	$28,473
Adjustments to reconcile net income to net cash flows generated by operating activities:
Non cash interest on convertible debt	170	3,023
Gain on sale of discontinued operations	—	(11,681)
Net loss on extinguishment of debt	—	558
Income from unconsolidated entities	(1,372)	(1,073)
Distributions of earnings from unconsolidated entities	1,906	1,722
Provision for depreciation	52,337	44,352
Provision for depreciation from discontinued operations	—	2,313
Non cash stock based compensation expense	2,194	2,684
Other assets	2,023	4,658
Accounts payable and accrued expenses	(2,757)	(3,354)

Net cash flows provided by operating activities	80,210	71,675

Cash flows from investing activities:
Acquisitions of operating real estate properties	(121,366)	(75,800)
Additions to land under development	(59,137)	(8,565)
Additions to direct investment construction in progress	(11,483)	(16,362)
Rehabilitation expenditures and other	(5,131)	(2,303)
Capital expenditures	(9,946)	(10,291)
Capital contribution to equity investments in real estate joint ventures	(8,744)	—
Proceeds from sales of rental property, net of closing	—	37,743
Additions to furniture, fixtures and equipment	(54)	—

Net cash flows used in investing activities	(215,861)	(75,578)

Cash flows from financing activities:
Principal payments on mortgage loans	(1,050)	(1,144)
Repayment of unsecured notes	(48,545)	(45,579)
Proceeds from new mortgage loans, net	—	28,369
Lines of credit:
Advances	287,000	139,000
Repayments	(393,000)	(341,000)
Cash dividends paid to common shareholders	(52,703)	(45,165)
Cash dividends paid to preferred shareholders	(5,606)	(5,906)
Distributions to redeemable noncontrolling interests	(461)	(535)
Distributions to other redeemable noncontrolling interests	(210)	(210)
(Shares retired for tax withholding)/exercises of stock options, net	2,153	14,677
Redeemable noncontrolling interest redemption activity	—	(2,129)
Proceeds from dividend reinvestment plan	411	417
Redemption of preferred stock	(100,000)	—
Proceeds from issuance of common shares, net	448,134	263,498

Net cash flows provided by financing activities	136,123	4,293

Increase in cash	472	390
Cash balance at beginning of period	6,357	5,656

Cash balance at end of period	$6,829	$6,046

BRE Properties, Inc.

Consolidated Statements of Cash Flows Cont. (unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30,
	2011	2010
Supplemental disclosure of non cash activities:
Transfers of construction in progress to investments in rental properties	$—	$67,653

Transfer of net investment in rental properties to held for sale	$—	$111,785

Change in accrued improvements to direct investments in real estate	$1,405	$198

Change in accrued development costs for construction in progress and land under development	$(2,015)	$2,681

Change in noncontrolling interest units	$—	$2,049

Change in market value of redeemable noncontrolling interests	$3,925	$2,261

Change in redemption related preferred stock issuance cost	$3,564	$—

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2011

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

NOTE B – UPDATE OF SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments in Rental Properties

Rental properties are recorded at cost, less accumulated depreciation, less an adjustment, if any, for impairment. Costs associated with the purchase of operating communities are allocated between land, building, personal property and intangibles when applicable, based on their relative fair value in accordance with Financial Accounting Standards Board (FASB) business combination guidance. Land value is assigned based on the purchase price if land is acquired separately, or estimated fair market value based upon market comparables if acquired in a merger or in an operating community acquisition.

Where possible, the Company stages its construction to allow leasing and occupancy during the construction period, which BRE believes minimizes the duration of the lease-up period following completion of construction. The Company’s accounting policy related to properties in the development and leasing phase is to expense all operating expenses associated with completed apartment units, including costs associated with the lease up of the development. Projects under development are carried at cost, including direct and indirect costs incurred to ready the assets for their intended use and which are specifically identifiable, including interest and property taxes until units are placed in service. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. The Company has a development group which manages the design, development and construction of apartment communities. Project costs related to the development and construction of apartment communities (including interest and related loan fees, property taxes, and other direct costs including municipal fees, permits, architecture, engineering and other professional fees) are capitalized as a cost of the project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for development activities are also capitalized and allocated to the projects to which they relate. Capitalized payroll totaled approximately $3,300,000 and $2,800,000 for the six month periods ended June 30, 2011 and June 30, 2010, respectively. Indirect costs not related to development and construction activity are expensed as incurred. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that increase the value of the property or extend its useful life are capitalized.

Direct investment development projects are considered placed in service as certificates of occupancy are issued and the units become ready for occupancy. Depreciation begins as units are placed in service. Land acquired for development is capitalized and reported as “Land under development” until the development plan for the land is finalized. Once the development plan is finalized and construction contracts are signed, the costs are transferred to the balance sheet line item “Construction in progress.”

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

NOTE C – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The cost related to stock-based compensation included in the determination of consolidated net income for the six months ended June 30, 2011 and 2010 includes all awards outstanding and vesting during these periods.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to four years. At June 30, 2011, compensation cost related to unvested awards not yet recognized totaled approximately $14,742,000 and the weighted average period over which it is expected to be recognized is 2.46 years. During the six months ended June 30, 2011, 151,066 restricted shares were awarded and 167,359 restricted shares vested. During the six months ended June 30, 2011, options for 66,996 shares of stock were awarded and options for 153,741 shares of stock were exercised.

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

Under the guidance, an entity is a VIE and subject to consolidation, if by design a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that joint venture LLCs are not VIEs. The Company further reviewed the management fees paid to it by its joint ventures and determined that they do not create variable interests in the entities. As of June 30, 2011, the Company had two land purchase options outstanding and determined that although they are generally viewed as VIEs, BRE does not have the power to direct matters which most significantly impact the activities of the land parcels or the owners of the land, and therefore, consolidation under the guidance is not appropriate.

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

BRE consolidates entities not deemed to be VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company, the Operating Company and other controlled subsidiaries. At June 30, 2011, BRE owned 95% of the Operating Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Acquisitions

Costs associated with the purchase of operating communities are allocated between land, building, personal property and intangibles when applicable, based on their relative fair value in accordance with FASB business combination guidance.

On May 31, 2011, the Company purchased The Landing at Jack London Square, an operating community totaling 282 units, located in Oakland, California for an aggregate purchase price of $64,900,000. The property was completed in 2001 and was 95% occupied on the acquisition date. The purchase price allocation is still in its preliminary phase and will be completed during the third quarter of 2011.

On April 13, 2011, the Company acquired two parcels of land for future development in San Francisco, California’s Mission Bay district for a purchase price of $41,400,000.

On March 21, 2011, the Company purchased a 4.4 acre site contiguous to its existing Park Viridian operating community and an existing phase 2 land site in Anaheim, California for a purchase price of $5,100,000.

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

Subsequent to the quarter ending March 31, 2011, the Company signed an agreement for the transfer of a land site which it controls. The agreement was subject to standard terms and conditions that allowed the transferee to rescind the contract without financial harm. The agreement was subsequently cancelled during the quarter ending June 30, 2011. The company is not marketing the land and has no current plans for disposition.

At June 30, 2011, the Company had no assets classified as held for sale.

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

For the quarter and six months ended June 30, 2011, respectively, there were no results generated by discontinued operations as there were no assets sold or held for sale during the quarter or six month period. For the quarter ended June 30, 2010, the combined results of the four properties sold during 2010 were included in the discontinued operations line on the consolidated statement of income and totaled approximately $12,832,000. For the six months ended June 30, 2010, the combined results of the four properties sold during 2010 were included in the discontinued operations line on the consolidated statement of income and totaled approximately $14,436,000.

The following is a breakdown of the combined results of operations for the operating apartment communities included in discontinued operations:

	For the Three Months ended June 30,		For the Six Months ended June 30,
(amounts in thousands)	2011	2010	2011	2010
Rental and ancillary income	$—	$3,703	$—	$8,163
Real estate expenses	—	(1,464)	—	(3,095)
Provision for depreciation	—	(1,088)	—	(2,313)

Income from discontinued operations, net	$—	$1,151	$—	$2,755

Gain on sales, net	$—	$11,681	$—	$11,681

Total discontinued operations	$—	$12,832	$—	$14,436

NOTE F – EQUITY

On May 11, 2011, the Company completed an equity offering of 9,200,000 common shares, including shares issued to cover over-allotments, at $48.00 per share. Total net proceeds from this offering were approximately $423,765,000 after deducting the underwriting discount and other offering expenses payable by the Company. The Company used the net proceeds from the offering for general corporate purposes, which included redeeming its 6.75% Series C Cumulative Redeemable Preferred Stock and to repay borrowings under its unsecured line of credit.

On June 13, 2011, the Company redeemed all 4,000,000 shares of 6.75% Series C Cumulative Redeemable Preferred Stock at a redemption price of $25.34688 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends to the redemption date. The initial issuance costs totaling approximately $3,616,000 associated with this series of perpetual preferred stock were charged to retained earnings during the second quarter of 2011.

On February 24, 2010, the Company entered into Equity Distribution Agreements (EDAs) under which the Company may issue and sell from time to time through or to its sales agents shares of its common stock having an aggregate offering price of up to $250,000,000. During the six months ended June 30, 2011, 545,348 shares were issued under the EDAs, with an average share price of $45.84 for total net proceeds of approximately $24,369,000. During the six months ended June 30, 2010, no shares were issued under the EDAs. During the year ended December 31, 2010, 581,055 shares were issued under the EDAs for total net proceeds of approximately $24,405,000. The Company intends to use any net proceeds from the sale of our shares under the EDAs for general corporate purposes.

On April 7, 2010, the Company completed an equity offering of 8,050,000 common shares, including shares issued to cover over-allotments, at $34.25 per share. Total net proceeds from this offering were approximately $263,498,000 after deducting the underwriting discount and other offering expenses payable by the Company. The Company used the net proceeds from the offering for general corporate purposes.

On April 26, 2007, the Company’s Board of Directors authorized BRE to purchase an aggregate of up to $100,000,000 of its shares of common stock. As of August 5, 2011, the Company has not purchased any shares under this authorization.

During the six months ended June 30, 2011, 267,089 net shares of common stock were issued under the Company’s stock-based compensation plans, 8,593 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan, zero operating company units were exchanged for cash or converted to common stock shares.

Consolidated Statements of Stockholders Equity – Rollforward for six months ended June 30, 2011.

(Dollar amounts in thousands, except share and per share data)

Common Stock Shares
Balance at beginning of year	64,675,815
Common stock issuance	9,745,348
Stock options exercised, net of shares tendered	153,741
Vested restricted shares, net of shares tendered	113,348
Shares issued pursuant to dividend reinvestment plan	8,593

Balance at end of period	74,696,845

Preferred stock shares
Balance at beginning of year	7,000,000
Preferred stock redemption	(4,000,000)

Balance at end of period	3,000,000

Common stock
Balance at beginning of year	$647
Common stock issuance	97
Stock options exercised	2
Vested restricted shares	1

Balance at end of period	$747

Preferred stock
Balance at beginning of year	$70
Preferred stock redemption	(40)

Balance at end of period	$30

Additional paid-in capital
Balance at beginning of year	$1,441,048
Common stock issuance, net	448,037
Preferred stock redemption, net	(96,396)
Stock options exercised, net of shares tendered	4,783
Change in redemption value on redeemable noncontrolling interests	(3,925)
Shares retired for tax withholding	(2,453)
Stock based compensation	3,040
Dividend reinvestment plan	411
Other	(127)

Balance at end of period	$1,794,418

Cumulative dividends in excess of accumulated net income
Balance at beginning of year	$(165,372)
Net income	25,709
Preferred stock redemption charge	(3,616)
Cash dividends declared to common shareholders	(52,703)
Cash dividends declared to preferred shareholders	(5,606)
Redeemable noncontrolling interest in income	(671)

Balance at end of period	$(202,259)

Redeemable noncontrolling interests
Balance at beginning of year	$34,866
Redeemable noncontrolling interests in income	671
Distributions to redeemable noncontrolling interests	(671)
Change in redemption value of redeemable noncontrolling interests	3,925

Balance at end of period	$38,791

NOTE G – LEGAL MATTERS

The Company is involved in various legal actions arising in the ordinary course of business for which material losses, if any, are expected to be covered under the Company’s insurance policies. As of June 30, 2011, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

NOTE H – DEBT

During January 2011, the Company paid off the remaining aggregate principal amount of $48,545,000 of its 7.450% senior notes as they matured.

The Company maintains a revolving credit facility of $750,000,000, which matures in September 2012. Based on the Company’s current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, the Company pays a 0.15% annual facility fee on the capacity of the facility. There was $103,000,000 in borrowings under the revolving unsecured line of credit at June 30, 2011, compared to $209,000,000 at December 31, 2010. Borrowings under the credit facility are used to fund acquisition and development activities as well as for general corporate purposes. The Company typically reduces its outstanding balance on the revolving unsecured line of credit with available cash balances.

The Company’s indebtness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, total debt to capital, and cash on hand among others. The Company is in compliance with all such financial covenants during the six months ended June 30, 2011 and 2010.

The following is a summary of BRE’s unsecured senior notes:

		Unsecured Senior Note Balance		Interest Rate (Coupon)
Security/Unsecured Note	Maturity	June 30, 2011	December 31, 2010
2011 7.450% Senior Note (1)	January 2011	0	48,545,000	7.45%
4.125% Convertible Senior Note (2)	February 2012	34,726,000	34,513,000	6.01%
2013 7.125% Senior Note	February 2013	40,018,000	40,018,000	7.13%
2014 4.700% Senior Note	March 2014	50,000,000	50,000,000	4.70%
2017 5.500% Senior Note	March 2017	300,000,000	300,000,000	5.50%
2021 5.200% Senior Note	March 2021	300,000,000	300,000,000	5.20%

		$724,744,000	$773,076,000

(1)	The unsecured senior note was paid in full upon its maturity in 2011.

(2)	The principal amounts of 4.125% convertible senior unsecured notes are callable by the Company on or after February 21, 2012. The interest rate and note balance have been adjusted in accordance with guidance on convertible debt instruments. The cash principal was $35 million as of June 30, 2011 and December 31, 2010.

The following is a summary of BRE’s secured debt:

	Maturity	Mortgage Loans Payable		Interest Rate (Coupon)

Fixed Rate Loan		June 30 2011,	December 31, 2010
Alessio	May 2012	66,570,000	67,255,000	5.50%
Mission Grove	August 2013	31,267,000	31,632,000	5.33%
Secured Facility	May 2019	310,000,000	310,000,000	5.57%
Fountains at River Oaks	September 2019	32,480,000	32,480,000	5.74%
Montanosa	April 2020	59,475,000	59,475,000	5.20%
Secured Facility	September 2020	310,000,000	310,000,000	5.69%

		$809,792,000	$810,842,000

NOTE I – NEW ACCOUNTING PRONOUNCEMENTS

None.

NOTE J – FAIR VALUE MEASUREMENT

The fair values of the Company’s financial instruments (including such items in the financial statement captioned as cash, other assets, accounts payable and accrued expenses, and lines of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of the Company’s mortgage loans and unsecured senior notes is approximately $1,599,000,000 at June 30, 2011 (compared to a carrying value of $1,534,810,000 at June 30, 2011).

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

Fair Value Measurements

The Company’s redeemable noncontrolling interests that have a conversion feature are required to be marked to redemption value at each reporting period. The maximum redemption amount of the redeemable noncontrolling interests is contingent on the fair value of the Company’s common stock at the redemption date, and therefore the amount reported on the consolidated balance sheets is calculated based on the fair value of the Company’s common stock as of the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests are classified as Level 2. The impact was an increase in redeemable noncontrolling interests of $3,925,000 for the six month period ended June 30, 2011 and an increase in redeemable noncontrolling interests of $2,261,000 for the six month period ended June 30, 2010, to adjust the noncontrolling interest to its redemption value with an offsetting change in additional paid in capital.

The estimated fair values of investment securities classified as deferred compensation plan investments are based on quoted market prices utilizing public information for the same transactions or information provided through third-party advisors and are therefore classified as Level 1. The Company’s deferred compensation plan investments are recorded in other assets and totaled $3,614,000 and $3,196,000 at June 30, 2011 and at December 31, 2010.

There were no transfers of assets measured at fair value between Level 1 and Level 2 of the fair value hierarchy for the six months ended June 30, 2011.

NOTE K – SUBSEQUENT EVENTS

The Company has evaluated and disclosed subsequent events through the date of the issuance of the financial statements.

On July 28, the Company entered into a binding contract to purchase a 150 unit operating community, located in Lafayette, California for approximately $49,000,000. The purchase is expected to close during August 2011.

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

Executive Summary

We are a self-administered equity real estate investment trust, or REIT, focused on the ownership, operation, development, and acquisition of apartment communities. Our operating and investment activities are primarily focused on the major metropolitan markets within the state of California, and in the metropolitan area of Seattle, Washington.

This table summarizes information about our 2011 operating multifamily properties:

	Same-store Communities [1]				Total Communities [2]
Regions	# of Communities	# of Units	% of Same-store Revenue	% of Same-store NOI	# of Communities	# of Units	% of Total Revenue	% of Total NOI
San Diego	13	3,958	22%	22%	14	4,152	20%	21%
Inland Empire	7	1,807	8%	8%	7	1,807	7%	7%
Orange County	11	3,349	18%	18%	12	3,789	18%	18%
Los Angeles	12	2,547	15%	14%	14	3,267	17%	16%
San Francisco	10	3,152	19%	20%	14	4,047	21%	22%

California	53	14,813	82%	83%	61	17,062	83%	84%

Seattle	12	3,160	14%	13%	13	3,456	13%	13%

Phoenix	2	902	2%	2%	2	902	3%	2%
Sacramento	1	400	2%	2%	1	400	1%	1%

Non-Core	3	1,302	4%	4%	3	1,302	4%	3%

Total	68	19,275	100%	100%	77	21,820	100%	100%

(1)	Includes stabilized communities owned by BRE for at least six full quarters with comparable year over year results.
(2)	Includes communities acquired, in lease-up phase or being rehabilitated during the six full quarters subsequent to December 31, 2009.

We define same-store properties as stabilized apartment communities owned by BRE for at least six full quarters with comparable year over year results. Acquired communities, rehabilitation communities and recently completed development properties are considered non-same-store communities. For the three and six months ended June 30, 2011, respectively, same-store communities totaled 19,275 units. For the three and six months ended June 30, 2011, respectively, our non same-store pool is comprised of 566 units in different phases of lease up, 440 units that moved from same-store into rehabilitation and 1,539 units, which were acquired.

At June 30, 2011, our portfolio had real estate assets with a net book value of approximately $3.3 billion that included 77 wholly or majority-owned apartment communities, aggregating 21,820 units; 13 multifamily communities owned in joint ventures, comprised of 4,080 apartment units; and seven wholly or majority-owned apartment communities in various stages of construction and development, totaling 2,274 units. We earn revenue and generate cash primarily by collecting monthly rent from our apartment residents.

At June 30, 2011, we owned land that will support the development of six communities (three in Northern California, two in Southern California, and one in Seattle, Washington) and approximately 1,900 units.

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010

Rental and ancillary income

A summary of the components of revenues for the three months ended June 30, 2011 and 2010 follows (dollar amounts in thousands):

	Three months ended June 30, 2011		Three months ended June 30, 2010
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2010 to 2011
Rental income	$89,909	96%	$80,829	96%	11%
Ancillary income	3,553	4%	3,120	4%	14%

Total revenues	$93,462	100%	$83,949	100%	11%

The total increase in revenues of $9,513,000 for the three months ended June 30, 2011, as compared with the three months ended June 30, 2010, was primarily generated from an increase in non same-store revenue as follows (dollar amounts in thousands):

	2011 Change	% Change from 2010 to 2011
Same-store communities	$2,283	3%
Non-same-store communities	7,230	162%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$9,513	11%

The increase in same-store revenue was primarily due to a 3% increase in average monthly revenue earned per unit in the same-store portfolio for the second quarter of 2011 to $1,481 per unit from $1,432 per unit in the second quarter of 2010. Average monthly revenue is comprised of rental and ancillary income earned on occupied units during the period and net of concessions of $9 per month per occupied unit during the period. The increase in rent was partially offset by decreased financial occupancy levels which averaged 95.5% during the second quarter of 2011, as compared with 96.0% for the same period in 2010. The 162% increase in revenue from non-same-store properties represents the increase in the year-over-year size of the portfolio from recently completed development properties and properties acquired in 2010 and 2011.

Real estate expenses

A summary of the categories of real estate expenses for the quarters ended June 30, 2011 and 2010 follows (dollar amounts in thousands):

	Three months ended June 30, 2011		Three months ended June 30, 2010
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2010 to 2011
Same-store	$25,752		$25,851		0%
Non-same-store	4,317		1,862		132%

Total real estate Expenses	$30,069	32%	$27,713	33%	9%

Non-same-store expenses increased approximately $2,455,000 or 132% from the quarter ended June 30, 2010, due to the increase in the year-over-year size of the portfolio from recently completed development properties and properties acquired in 2010 and 2011.

Provision for depreciation

The provision for depreciation totaled $27,936,000 and $22,470,000 for the three months ending June 30, 2011, and 2010, respectively. The provision for depreciation increased $5,466,000, or 24%, resulting primarily from higher depreciable bases on acquisitions and development properties completed.

Interest expense

Interest expense was $18,739,000 (net of $3,554,000 of interest capitalized to the cost of apartment communities under development and construction) for the quarter ended June 30, 2011, a decrease of $1,988,000 from the same period in 2010. Interest expense was $20,727,000 (net of $3,231,000 of interest capitalized to the cost of apartment communities under development and construction) for the quarter ended June 30, 2010. Interest expense decreased year over year due to lower average debt balances resulting from equity issuances in 2010 and 2011, along with a lower weighted average cost of debt in 2011.

General and administrative expenses

General and administrative expenses totaled $5,159,000 and $5,233,000 for the three months ended June 30, 2011 and 2010, respectively. The general and administrative expenses decreased $74,000, or 1%.

Other income

Other income for the quarters ended June 30, 2011 and 2010 totaled $597,000 and $788,000, respectively, and is comprised of the following:

	Three Months ended June 30,
	2011	2010
Management Fees	$456,000	$425,000
Interest Income	94,000	100,000
Other	47,000	263,000

Total	$597,000	$788,000

Other Expenses

Other expenses for the quarters ended June 30, 2011 and 2010 totaled $111,000 and $1,771,000, respectively, and is comprised of costs related to the acquisitions of operating communities, and $1,300,000 in 2010, related to a one-time charge associated with the resignation of our Chief Operating Officer.

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

At June 30, 2011, the Company had no assets classified as held for sale.

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

For the quarter ended June 30, 2011, there were no results generated by discontinued operations as there were no assets sold or held for sale. For the quarter ended June 30, 2010, the net gain on sales and the combined results by four properties sold during 2010 were included in the discontinued operations line on the consolidated statement of income and totaled approximately $12,832,000.

Redemption related preferred stock issuance cost

The initial issuance costs totaling $3,616,000 related to the $100,000,000 of 6.75% Series C Cumulative Redeemable Preferred Stock that was redeemed on June 13, 2011 were charged to retained earnings during the second quarter of 2011.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the three months ending June 30, 2011 and 2010 represent the dividends on our 6.75% Series C Cumulative Redeemable Preferred Stock and 6.75% Series D Cumulative Redeemable Preferred Stock. All our current outstanding series of preferred stock have a $25.00 per share liquidation preference. Dividends for the 6.75% Series C Cumulative Redeemable Preferred Stock for the three months ended June 30, 2011 reflect the dividends earned from April 1, 2011 to the June 13, 2011 redemption date.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the quarter ended June 30, 2011, was $6,172,000, or $0.09 per diluted share, as compared with $16,297,000, or $0.26 per diluted share, for the same period in 2010.

Results of Operations

Comparison of the Six Months Ended June 30, 2011 and 2010

Rental and ancillary income

A summary of the components of revenues for the six months ended June 30, 2011 and 2010 follows (dollar amounts in thousands):

	Six months ended June 30, 2011		Six months ended June 30, 2010
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2010 to 2011
Rental income	$177,254	96%	$159,366	96%	11%
Ancillary income	6,812	4%	6,244	4%	9%

Total revenues	$184,066	100%	$165,610	100%	11%

The total increase in revenues of $18,456,000 for the six months ended June 30, 2011, as compared with the six months ended June 30, 2010, was primarily generated from an increase in non-same-store revenue as follows (dollar amounts in thousands):

	2011 Change	% Change from 2010 to 2011
Same-store communities	$3,444	2%
Non-same-store communities	15,012	210%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$18,456	11%

The increase in same-store revenue was primarily due to an increase of 3% in average monthly revenue earned per unit in the same-store portfolio for the six months ended June 30, 2011 to $1,470 per unit from $1,431 per unit in same period of 2010. Average monthly revenue is comprised of rental and ancillary income earned on occupied units during the period and net of concessions of $12 per month per occupied unit during the period. The increase in rent was partially offset by decreased financial occupancy levels which averaged 95.3% during the six months ended June 30, 2011, as compared with 95.7% for the same period in 2010. The $15,000,000 or 210% increase in revenue from non-same-store properties represents the increase in the year-over-year size of the portfolio from recently completed development properties and properties acquired in 2010 and 2011.

Real estate expenses

A summary of the categories of real estate expenses for the six months ended June 30, 2011 and 2010 follows (dollar amounts in thousands):

	Six months ended June 30, 2011		Six months ended June 30, 2010
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2010 to 2011
Same-store	$51,216		$51,210		0%
Non-same-store	8,243		3,077		168%

Total real estate Expenses	$59,459	32%	$54,287	32%	10%

Non-same-store expenses increased approximately $5,166,000, or 168% from the same period ended June 30, 2010, which represents the increase in the year-over-year size of the portfolio from recently completed development properties and properties acquired in 2010 and 2011.

Provision for depreciation

The provision for depreciation totaled $52,337,000 and $44,352,000 for the six months ending June 30, 2011, and 2010, respectively. The provision for depreciation increased $7,985,000, or 18%, resulting primarily from higher depreciable bases on acquisitions and development properties completed.

Interest expense

Interest expense was $38,487,000 (net of $6,286,000 of interest capitalized to the cost of apartment communities under development and construction) for the six months ended June 30, 2011, a decrease of $3,339,000 from the same period in 2010. Interest expense was $41,826,000 for the six months ended June 30, 2010 (net of $6,364,000 of interest capitalized to the cost of apartment communities under development and construction). Interest expense decreased year over year due to lower average debt balances resulting from equity issuances in 2010 and 2011, along with a lower weighted average cost of debt in 2011.

General and administrative expenses

General and administrative expenses totaled $10,394,000 and $10,439,000 for the six months ended June 30, 2011 and 2010, respectively. General and administrative expenses decreased $45,000, or 0%.

Other income

Other income for the six months ended June 30, 2011 and 2010 totaled $1,202,000 and $1,512,000, respectively, and is comprised of the following:

	Six Months ended June 30,
	2011	2010
Management Fees	$903,000	$842,000
Interest Income	187,000	357,000
Other	112,000	313,000

Total	$1,202,000	$1,512,000

Other Expenses

Other expenses for the six months ended June 30, 2011 and 2010 totaled $254,000 and $2,696,000, respectively, and is comprised of costs related to the acquisitions of operating communities, and $1,300,000 in 2010, related to a one-time charge associated with the resignation of our Chief Operating Officer.

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

At June 30, 2011, the Company had no assets classified as held for sale.

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

For the six months ended June 30, 2011, there were no results generated by discontinued operations as there were no assets sold or held for sale. For the six months ended June 30, 2010, the net gain on sales and the combined results by four properties sold during 2010 were included in the discontinued operations line on the consolidated statement of income and totaled approximately $14,436,000.

Redemption related preferred stock issuance cost

The initial issuance costs totaling $3,616,000, related to the $100,000,000 of 6.75% Series C Cumulative Redeemable Preferred Stock that was redeemed on June 13, 2011 were charged to retained earnings during the six months ending June 30, 2011.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the six months ended June 30, 2011 and 2010 represent the dividends on our 6.75% Series C Cumulative Redeemable Preferred Stock and 6.75% Series D Cumulative Redeemable Preferred Stock. All our current outstanding series of preferred stock have a $25.00 per share liquidation preference. Dividends for the 6.75% Series C Cumulative Redeemable Preferred Stock for the six months ended June 30, 2011 reflect the dividends earned from January 1, 2011 to the June 13, 2011 redemption date.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the six months ended June 30, 2011, was $15,816,000, or $0.23 per diluted share, as compared with $21,822,000, or $0.37 per diluted share, for the same period in 2010.

Liquidity and Capital Resource

In the event that we do not have sufficient cash available from our operations to continue operating our business as usual, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation: (a) divesting ourselves of properties at less than optimal terms; (b) issuing and selling our debt and equity in public or private transactions under less than optimal conditions; (c) entering into leases with new tenants at lower rental rates or less than optimal terms; (d) entering into lease renewals with our existing tenants without an increase in rental rates at turnover; (e) reducing the level of dividends to common shareholders to the minimum level necessary to maintain our corporate REIT status under the Internal Revenue Code; or (f) paying a portion of our dividends in stock rather than cash. Taking such measures to increase liquidity may have a materially adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Our dividend per share amounts for the quarters ending June 30, 2011 and 2010 were $0.3750, respectively. The quarterly common dividend payment of $0.3750 is equivalent to $1.50 per common share on an annualized basis.

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. However, permanent financing may not be available on favorable terms, or at all. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. For the six months ended June 30, 2011, cash flows generated from operating activities were in excess of distributions to common shareholders, preferred shareholders and noncontrolling interest members by approximately $21,000,000. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured credit facility provides adequate liquidity to address temporary cash shortfalls. We expect that annual cash flows from operations will exceed annual distributions to equity holders for the year ended December 31, 2011, which is consistent with prior years. Annual cash flows from operating activities exceeded annual distributions to common shareholders, preferred shareholders and noncontrolling interest members by approximately $34,000,000 and $16,000,000 for the years ended December 31, 2010 and 2009, respectively.

During the six months ended June 30, 2011 and June 30, 2010 we invested $85,697,000 and $37,521,000 respectively in capital expenditures:

	Six months ended June 30,		Expected 2011 Annual Range
(amounts in thousands)	2011	2010	Low	High
New development (including land)	$70,620	$24,927	$140,000	$170,000
Rehab expenditures	5,131	2,303	15,000	20,000
Capital expenditures	9,946	10,291	20,000	22,000

Total capital expenditures	$85,697	$37,521	$175,000	$212,000

We had a total of $724,744,000 carrying amount in unsecured senior notes at June 30, 2011, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
February 2012 (1)	34,726,000	6.005%
February 2013	40,018,000	7.125%
March 2014	50,000,000	4.700%
March 2017	300,000,000	5.500%
March 2021	300,000,000	5.200%

Total / Weighted Average Interest Rate	$724,744,000	5.430%

(1)	The notes are putable by holders on February 21, 2012, August 15, 2013, August 15, 2016 and August 15, 2021. The principal amount of our 4.125% convertible unsecured debt outstanding totaled $34,726,000 (net of a $274,000 discount). The notes have a final contractual maturity of August 15, 2026 and are callable by us on or after February 21, 2012.

In addition, at June 30, 2011, we had mortgage indebtedness with a total principal amount outstanding of $809,792,000, at an effective interest rate of 5.60%, and remaining terms ranging from two to eleven years. For the six months ending June 30, 2011, and the twelve months ending December 31, 2010, respectively, unencumbered real estate net operating income represented, 68.6% of our total real estate net income.

As of June 30, 2011 we have 77 wholly or majority owned operating properties with a gross book value of approximately $3,600,000,000. Nineteen of the 77 operating properties with gross book values of approximately $1,100,000,000 are encumbered with secured financing totaling $809,792,000. The remaining 58 operating properties are unencumbered with an approximate gross book value of $2,500,000,000. Seven of the 58 unencumbered operating properties, with an approximate gross book value of $230,000,000, are subject to guarantees of our unsecured line of credit.

As of June 30, 2011, we had total outstanding debt balances of approximately $1,637,536,000 and total outstanding consolidated shareholders’ equity and redeemable noncontrolling interests of approximately $1,631,727,000 representing a debt to total book capitalization ratio of 50%.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, total debt to capital, and cash on hand among others. We were in compliance with all such financial covenants during the six months ended June 30, 2011 and 2010.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2011, such as scheduled debt repayments, construction funding and property acquisitions. As of June 30, 2011 scheduled debt principle payments through December 31, 2011 totaled approximately $1,077,000.

On May 11, 2011, we completed an equity offering of 9,200,000 of our common shares, including shares issued to cover over-allotments, at $48.00 per share. Total net proceeds from this offering were approximately $423,765,000 after deducting the underwriting discount and other offering expenses payable by us. We used the net proceeds from the offering for general corporate purposes, which included redeeming our 6.75% Series C Cumulative Redeemable Preferred Stock and repaying borrowings under our unsecured line of credit.

On June 13, 2011, we redeemed all 4,000,000 shares of 6.75% Series C Cumulative Redeemable Preferred Stock at a redemption price of $25.34688 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends to the redemption date. The initial issuance costs totaling $3,616,000 associated with this series of perpetual preferred stock were charged to retained earnings during the second quarter of 2011.

On February 24, 2010, we entered into Equity Distribution Agreements (EDAs) under which we may issue and sell from time to time through or to its sales agents shares of our common stock having an aggregate offering price of up to $250,000,000. During the six months ended June 30, 2011, 545,348 shares were issued under the EDAs, with an average share price of $45.84 for total net proceeds of approximately $24,369,000. During the six months ended June 30, 2010, no shares were issued under the EDAs. During the year ended December 31, 2010, 581,055 shares were issued under the EDAs for total net proceeds of approximately $24,405,000. We intend to use any net proceeds from the sale of our shares under the EDAs for general corporate purposes.

On April 7, 2010, we completed an equity offering of 8,050,000 common shares, including shares issued to cover over-allotments, at $34.25 per share. Total net proceeds from this offering were approximately $263,498,000 after deducting the underwriting discount and other offering expenses payable by us. We used the net proceeds from the offering for general corporate purposes.

On April 26, 2007, our Board of Directors authorized BRE to purchase an aggregate of up to $100,000,000 of our shares of common stock. As of August 5, 2011, we have not purchased any shares under this authorization.

We continue to consider other sources of possible funding, including new joint ventures and additional secured construction and term debt. We own unencumbered real estate assets that could be sold, contributed to joint ventures or used as collateral for financing purposes (subject to certain lender restrictions). We also own encumbered assets with significant equity that could be further encumbered (subject to certain lender restrictions) should other sources of capital not be available.

Construction in progress and land under development

The following table provides data on our multifamily properties that are currently under various stages of development and construction. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot provide assurance that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed units shown in the table below. In addition to the properties below, we have predevelopment costs on land under contract for potential projects totaling approximately $14,350,000 recorded in Other Assets on the Consolidated Balance Sheet.

(Dollar amounts in millions) Property Name	Location	Proposed Number of Units	Costs Incurred to Date - June 30, 2011 (1)	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date (2)
Construction in Progress
Lawrence Station	Sunnyvale, CA	336	$41.1	$109.9	$68.8	1Q/2013

Total Construction in Progress		336	$41.1	$109.9	$68.8

Property Name	Location	Proposed Number of Units	Costs Incurred to Date - June 30, 2011	Estimated Total Cost (4)
Land Owned[3]
Wilshire La Brea	Los Angeles, CA	478	$113.0	TBR
Pleasanton	Pleasanton, CA	254	17.2	TBR
Park Viridian II, III[5]	Anaheim, CA	400	33.7	TBR
Town and Country	Sunnyvale, CA	280	29.0	TBR
Aviara[6]	Mercer Island, WA	166	6.3	TBR
Mission Bay[7]	San Francisco, CA	360	43.4	TBR

Total Land Owned		1,938	$242.6	$856.6

[1]	Reflects all recorded costs incurred as of June 30, 2011, recorded on our consolidated balance sheets as “direct investments in real estate-construction in progress.”
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
[5]

During the first quarter of 2011, the Company purchased for $5.1 million, a 4.4 acre site contiguous to its existing Park Viridian community and phase 2 land site in Anaheim. The combined undeveloped phases now total 400 units (185 units were added).

[6]

During the fourth quarter of 2010, the company entered into a ground lease for the Mercer Island site. The ground lease has an initial term of 60 years, two 15-year extensions followed by a 9-year extension. The annualized GAAP straight line lease expense is approximately $664,000.

[7]	Represents two parcels of land in the Mission Bay district, acquired in the second quarter 2011, that are entitled for residential use and can be developed in phases.

Dividends Paid to Common and Preferred Shareholders and Distributions to Noncontrolling Interest Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our dividend per share amounts for the quarter ended June 30, 2011 and 2010 were $0.375 per share, respectively. Our dividend per share amounts for the six months ended June 30, 2011 and 2010 were $0.750 per share, respectively. Total dividends paid to common shareholders for the six months ended June 30, 2011 and 2010 were $52,703,000 and $45,165,000, respectively. In addition, we paid $5,606,000 and $5,906,000 in aggregate on our 6.75% Series C Cumulative Redeemable Preferred Stock and 6.75% Series D Cumulative Redeemable Preferred Stock during the six months ended June 30, 2011 and 2010, respectively.

Total distributions to redeemable noncontrolling interests were $461,000 and $535,000 for the six months ended June 30, 2011 and 2010, respectively. Total distributions to other noncontrolling interests of our consolidated subsidiaries were $210,000 for the six months ended June 30, 2011 and 2010, respectively.

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

As of June 30, 2011, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

The Company is involved in various legal actions arising in the ordinary course of business for which material losses, if any, are expected to be covered under the Company’s insurance policies. As of June 30, 2011, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

ITEM 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2011, there were no operating company units converted for cash or redeemed for shares.

On April 26, 2007, our Board of Directors authorized up to $100,000,000 in aggregate value of shares of our common stock that we may repurchase. The timing of repurchase activity is dependent upon the market price of our shares of common stock and other market conditions and factors. No shares were repurchased during the six months ended June 30, 2011.

Issuer Purchases of Equity Securities:

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Traded Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 through April 30, 2011	—	—	—	—
May 1, 2011 through May 31, 2011	—	—	—	—
June 1, 2011 through June 30, 2011	(4,013,559)	$25.43	—	—
Total	(4,013,559)	$25.43	—	—

[1]

Includes an aggregate of 13,559 shares with an average price of $49.44 withheld to pay taxes and 4,000,000 shares of our 6.75% Series C Cumulative Redeemable Preferred Stock that we redeemed for $25.00 plus accrued dividends of $0.34688 on June 14, 2011.

[2]	Average price paid per share owned and forfeited by shareholder.

ITEM 3.	Defaults Upon Senior Securities.

None

ITEM 4.	(Removed and Reserved).

ITEM 5.	Other Information.

ITEM 5.07	Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders on May 24, 2011 (“Annual Meeting”), the stockholders of the Company conducted a non-binding advisory vote regarding a proposal on the frequency of the Company’s future stockholder advisory votes on executive compensation. As previously reported, a majority of the shares voted on that proposal were cast in favor of holding a stockholder advisory vote on executive compensation every year. In light of that vote, at a meeting of the Board of Directors held on July 28, 2011, the Board determined that the Company will hold a stockholder advisory vote on executive compensation at its annual meeting of stockholders every year.

ITEM 6.	Exhibits.

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the BRE Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.
(Registrant)

Date: August 5, 2011	/S/ JOHN A. SCHISSEL
John A. Schissel
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits.

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the BRE Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.