Form 10-Q
period 2011-09-30
BRE PROPERTIES INC /MD/
filed 2011-11-04
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of common stock outstanding as of October 31, 2011                    75,306,628

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

September 30, 2011

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements.

BRE Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental properties	$3,660,343	$3,464,466
Construction in progress	58,644	29,095
Less: accumulated depreciation	(717,474)	(640,456)

	3,001,513	2,853,105
Equity investment in real estate joint ventures	66,753	61,132
Land under development	247,553	183,291

Total real estate portfolio	3,315,819	3,097,528
Cash	6,616	6,357
Other assets	48,201	52,362

Total assets	$3,370,636	$3,156,247

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured senior notes	$724,851	$773,076
Unsecured line of credit	155,000	209,000
Mortgage loans payable	809,256	810,842
Accounts payable and accrued expenses	53,232	52,070

Total liabilities	1,742,339	1,844,988

Redeemable noncontrolling interests	33,771	34,866
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 2,159,715 and 7,000,000 shares with $25 liquidation preference issued and outstanding at September 30, 2011 and December 31, 2010, respectively	22	70
Common stock, $0.01 par value, 100,000,000 shares authorized; 75,265,831 and 64,675,815 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	753	647
Additional paid-in capital	1,807,279	1,441,048
Cumulative dividends in excess of accumulated net income	(213,528)	(165,372)

Total shareholders’ equity	1,594,526	1,276,393

Total liabilities and shareholders’ equity	$3,370,636	$3,156,247

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,
	2011	2010
Revenues
Rental income	$93,042	$83,752
Ancillary income	3,605	3,436

Total revenues	96,647	87,188

Expenses
Real estate	31,535	28,337
Provision for depreciation	25,931	23,209
Interest	18,374	21,639
General and administrative	5,678	5,015
Other expenses	149	2,391

Total expenses	81,667	80,591

Other income	677	741

Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	15,657	7,338
Income from unconsolidated entities	791	520
Gain on sale of real estate joint venture	2,248	—

Income from continuing operations	18,696	7,858
Income from discontinued operations, net	—	1,862
Net gain on sales of discontinued operations	—	13,203

Income from discontinued operations	—	15,065

Net income	18,696	22,923

Redeemable noncontrolling interest in income	332	365

Net income attributable to controlling interests	18,364	22,558
Redemption related preferred stock issuance cost, net of discount on repurchase	155	—
Dividends attributable to preferred stock	1,138	2,953

Net income available to common shareholders	$17,071	$19,605

Per common share data – Basic
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.23	$0.07
Income from discontinued operations	$0.00	$0.23

Net income available to common shareholders	$0.23	$0.30

Weighted average common shares outstanding – basic	74,965	64,050

Per common share data – Diluted
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.23	$0.07
Income from discontinued operations	$0.00	$0.23

Net income available to common shareholders	$0.23	$0.30

Weighted average common shares outstanding – diluted	75,390	64,430

Dividends declared and paid per common share	$0.3750	$0.3750

See condensed notes to unaudited consolidated financial statements

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Nine Months Ended September 30,
	2011	2010
Revenues
Rental income	$270,295	$243,118
Ancillary income	10,417	9,680

Total revenues	280,712	252,798

Expenses
Real estate	90,994	82,622
Provision for depreciation	78,268	67,560
Interest	56,861	63,465
General and administrative	16,071	15,454
Other expenses	402	5,087

Total expenses	242,596	234,188

Other income	1,878	2,254
Net (loss) from extinguishment of debt	—	(558)

Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	39,994	20,306
Income from unconsolidated entities	2,162	1,593
Gain on sale of real estate joint venture	2,248	—

Income from continuing operations	44,404	21,899
Income from discontinued operations, net	—	4,616
Net gain on sales of discontinued operations	—	24,885

Income from discontinued operations	—	29,501

Net income	44,404	51,400

Redeemable noncontrolling interest in income	1,003	1,111

Net income attributable to controlling interests	43,401	50,289
Redemption related preferred stock issuance cost, net of discount on repurchase	3,771	—
Dividends attributable to preferred stock	6,744	8,859

Net income available to common shareholders	$32,886	$41,430

Per common share data – Basic
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.47	$0.20
Income from discontinued operations	$0.00	$0.48

Net income available to common shareholders	$0.47	$0.68

Weighted average common shares outstanding – basic	69,950	60,510

Per common share data – Diluted
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.47	$0.20
Income from discontinued operations	$0.00	$0.48

Net income available to common shareholders	$0.47	$0.68

Weighted average common shares outstanding – diluted	70,400	60,940

Dividends declared and paid per common share	$1.1250	$1.1250

See condensed notes to unaudited consolidated financial statements

BRE Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$44,404	$51,400
Adjustments to reconcile net income to net cash flows generated by operating activities:
Non cash interest on convertible debt	248	4,519
Gain on sale of discontinued operations	—	(24,885)
Gain on sale of real estate joint venture	(2,248)	—
Net loss on extinguishment of debt	—	558
Income from unconsolidated entities	(2,162)	(1,593)
Distributions of earnings from unconsolidated entities	2,919	2,630
Provision for depreciation	78,268	67,560
Provision for depreciation from discontinued operations	—	2,485
Non cash stock based compensation expense	3,450	3,637
Other assets	3,010	5,637
Accounts payable and accrued expenses	(751)	(2,343)

Net cash flows provided by operating activities	127,138	109,605

Cash flows from investing activities:
Acquisitions of operating real estate properties	(170,127)	(259,067)
Additions to land under development	(63,624)	(32,914)
Additions to direct investment construction in progress	(28,292)	(18,893)
Rehabilitation expenditures and other	(8,888)	(4,144)
Capital expenditures	(15,129)	(16,049)
Capital improvement to real estate joint ventures	(124)	(94)
Capital contribution to equity investment in real estate joint ventures	(8,624)	—
Proceeds from sales of rental property and real estate joint ventures, net of closing	4,547	134,829
Additions to furniture, fixtures and equipment	(28)	—

Net cash flows used in investing activities	(290,289)	(196,332)

Cash flows from financing activities:
Principal payments on mortgage loans	(1,586)	(1,651)
Repayment of unsecured notes	(48,545)	(45,579)
Proceeds from new mortgage loans, net	—	28,350
Proceeds from new unsecured notes, net	—	297,477
Lines of credit:
Advances	398,000	360,000
Repayments	(452,000)	(648,000)
Cash dividends paid to common shareholders	(81,042)	(69,344)
Cash dividends paid to preferred shareholders	(6,744)	(8,859)
Distributions to redeemable noncontrolling interests	(689)	(796)
Distributions to other redeemable noncontrolling interests	(314)	(315)
Exercises of stock options, net	5,992	15,959
Shares retired for tax withholding	(2,453)	(2,317)
Redeemable noncontrolling interest redemption activity	(431)	(2,129)
Proceeds from dividend reinvestment plan	795	643
Redemption of preferred stock	(120,444)	—
Proceeds from issuance of common shares, net	472,871	263,441

Net cash flows provided by financing activities	163,410	186,880

Increase in cash	259	100,153
Cash balance at beginning of period	6,357	5,656

Cash balance at end of period	$6,616	$105,809

BRE Properties, Inc.

Consolidated Statements of Cash Flows Cont. (unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2011	2010
Supplemental disclosure of non cash activities:
Transfers of construction in progress to investments in rental properties	$—	$119,698

Transfer of net investment in rental properties to held for sale	$—	$111,785

Change in accrued improvements to direct investments in real estate	$972	$296

Change in accrued development costs for construction in progress and land under development	$(2,885)	$3,062

Change in noncontrolling interest units exchanged for shares of common stock	$—	$2,049

Change in market value of redeemable noncontrolling interests	$(852)	$5,179

Mortgage note assumed in acquisition of real estate property	$—	$32,500

Change in redemption related preferred stock issuance cost, net of discount on repurchase	$3,771	$—

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2011

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

Where possible, the Company stages its construction to allow leasing and occupancy during the construction period, which BRE believes minimizes the duration of the lease-up period following completion of construction. The Company’s accounting policy related to properties in the development and leasing phase is to expense all operating expenses associated with completed apartment units, including costs associated with the lease up of the development. Projects under development are carried at cost, including direct and indirect costs incurred to ready the assets for their intended use and which are specifically identifiable, including interest and property taxes until units are placed in service. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. The Company has a development group which manages the design, development and construction of apartment communities. Project costs related to the development and construction of apartment communities (including interest and related loan fees, property taxes, and other direct costs including municipal fees, permits, architecture, engineering and other professional fees) are capitalized as a cost of the project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for development activities are also capitalized and allocated to the projects to which they relate. Capitalized payroll totaled approximately $5,164,000 and $4,329,000 for the nine month periods ended September 30, 2011 and September 30, 2010, respectively. Indirect costs not related to development and construction activity are expensed as incurred. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that increase the value of the property or extend its useful life are capitalized.

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

In accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets, investments in real estate are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of estimated fair value is based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimated fair value is warranted. There were no assets for which an adjustment for impairment in value was made in 2011 or 2010.

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

NOTE C – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The cost related to stock-based compensation included in the determination of consolidated net income for the nine months ended September 30, 2011 and 2010 includes all awards outstanding and vesting during these periods.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to four years. At September 30, 2011, compensation cost related to unvested awards not yet recognized totaled approximately $12,782,000 and the weighted average period over which it is expected to be recognized is 2.3 years. During the nine months ended September 30, 2011, 151,066 restricted shares were awarded and 167,359 restricted shares vested. During the nine months ended September 30, 2011, options for 66,996 shares of stock were awarded and options for 199,501 shares of stock were exercised.

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

Under the guidance, an entity is a VIE and subject to consolidation, if by design a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that its joint venture LLCs are not VIEs. The Company further reviewed the management fees paid to it by its joint ventures and determined that they do not create variable interests in the entities. As of September 30, 2011, the Company had two land purchase options outstanding and determined that although they are generally viewed as VIEs, BRE does not have the power to direct matters which most significantly impact the activities of the land parcels or the owners of the land, and therefore, consolidation under the guidance is not appropriate.

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

BRE consolidates entities not deemed to be VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company, the Operating Company and other controlled subsidiaries. At September 30, 2011, BRE owned 95% of the Operating Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Acquisitions

Costs associated with the purchase of operating communities are allocated to land, building, personal property and intangibles based on their fair values in accordance with FASB business combination guidance.

On August 12, 2011, the Company purchased Lafayette Highlands, an operating community totaling 151 units, located in Lafayette, California for an aggregate purchase price of $48,750,000. The property was completed in 1973, fully renovated in 2007 and was 95% occupied on the acquisition date.

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

On March 21, 2011, the Company purchased a 4.4 acre site contiguous to its existing Park Viridian operating community and its existing second phase land site in Anaheim, California for a purchase price of $5,100,000.

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

Discontinued operations and dispositions

The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations if deemed a component of an entity. The property-specific components of net earnings that are classified as discontinued operations include operating results, depreciation expense recognized prior to the classification as held for sale, and the net gain or loss on disposal. The Company records interest to discontinued operations to the extent that the property was encumbered.

At September 30, 2011, the Company had no assets classified as held for sale.

On August 10, 2011, the Company sold a joint venture asset, The Landing at Bear Creek, a 224 unit joint venture community, located in Lakewood, Colorado. The Company had a 15% equity ownership in the community and as a result recorded a return of capital of approximately $2,300,000 and recognized a gain on the sale of approximately $2,248,000.

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

For the quarter and nine months ended September 30, 2011, respectively, there were no results generated by discontinued operations as there were no assets sold or held for sale during the quarter or nine month period. For the quarter ended September 30, 2010, the combined results of the four properties sold during 2010 were included in the discontinued operations line on the consolidated statement of income and totaled approximately $15,065,000. For the nine months ended September 30, 2010, the combined results of the four properties sold during 2010 were included in the discontinued operations line on the consolidated statement of income and totaled approximately $29,501,000.

The following is a breakdown of the combined results of operations for the operating apartment communities included in discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(amounts in thousands)	2011	2010	2011	2010
Rental and ancillary income	$—	$3,410	$—	$11,573
Real estate expenses	—	(1,376)	—	(4,472)
Provision for depreciation	—	(172)	—	(2,485)

Income from discontinued operations,	$—	$1,862	$—	$4,616

Gain on sales, net	$—	$13,203	$—	$24,885

Total discontinued operations	$—	$15,065	$—	$29,501

NOTE F – EQUITY

On August 15, 2011, the Company purchased 840,285 shares of 6.75% Series D Cumulative Redeemable Preferred Stock at a price of $24.33 per share on the open market, a $0.67 discount to par resulting in a non cash return from preferred shareholders of $563,000. In addition, the initial issuance costs associated with these shares totaling $718,000 were charged to retained earnings during the third quarter of 2011. The net effect of the activity was a $155,000 charge to retained earnings for the three months ending September 30, 2011. As of September 30, 2011, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock remain outstanding.

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

On May 11, 2011, the Company completed an equity offering of 9,200,000 common shares, including shares issued to cover over-allotments, at $48.00 per share before deducting the underwriting discount. Total gross proceeds from this offering were approximately $423,936,000. The Company used the net proceeds from the offering for general corporate purposes, which included redeeming its 6.75% Series C Cumulative Redeemable Preferred Stock, a portion of its 6.75% Series D Cumulative Redeemable Preferred stock and to repay borrowings under its unsecured line of credit.

On February 24, 2010, the Company entered into Equity Distribution Agreements (EDAs) under which the Company may issue and sell from time to time through or to its sales agents shares of its common stock having an aggregate offering price of up to $250,000,000. During the quarter ended September 30, 2011, 514,452 shares were issued under the EDAs, with an average share price of $48.60 for total gross proceeds of approximately $25,000,000. During the quarter ended March 31, 2011, 545,348 shares were issued under the EDAs, with an average share price of $45.84 for total gross proceeds of approximately $25,000,000. During the nine months ended September 30, 2010, no shares were issued under the EDAs. During the year ended December 31, 2010, 581,055 shares were issued under the EDAs, with an average share price of $43.02 for total gross proceeds of approximately $25,000,000. The Company intends to use any net proceeds from the sale of our shares under the EDAs for general corporate purposes.

On April 7, 2010, the Company completed an equity offering of 8,050,000 common shares, including shares issued to cover over-allotments, at $34.25 per share. Total gross proceeds from this offering were approximately $275,713,000. The Company used the net proceeds from the offering for general corporate purposes.

On April 26, 2007, the Company’s Board of Directors authorized BRE to purchase an aggregate of up to $100,000,000 of its shares of common stock. As of November 4, 2011, the Company had not purchased any shares under this authorization.

During the nine months ended September 30, 2011, 312,849 net shares of common stock were issued under the Company’s stock-based compensation plans, 17,367 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan and 9,011 operating company units were exchanged for cash.

Consolidated Statements of Stockholders Equity- Rollforward for nine months ended September 30, 2011

(Dollar amounts in thousands, except share and per share data)

Common Stock Shares	September 30, 2011
Balance at beginning of year	64,675,815
Common stock issuance	10,259,800
Stock options exercised, net of shares tendered	199,501
Vested restricted shares, net of shares tendered	113,348
Shares issued pursuant to dividend reinvestment plan	17,367

Balance at end of period	75,265,831

Preferred stock shares
Balance at beginning of year	7,000,000
Preferred stock redemption	(4,840,285)

Balance at end of period	2,159,715

Common stock
Balance at beginning of year	$647
Common stock issuance	103
Stock options exercised	2
Vested restricted shares	1

Balance at end of period	$753

Preferred stock
Balance at beginning of year	$70
Preferred stock redemption	(48)

Balance at end of period	$22

Additional paid-in capital
Balance at beginning of year	$1,441,048
Common stock issuance, net	472,769
Preferred stock redemption, net of discount on repurchase	(116,625)
Stock options exercised, net of shares tendered	5,991
Noncontrolling interests converted for cash	(188)
Change in redemption value on redeemable noncontrolling interests	852
Shares retired for tax withholding	(2,453)
Stock based compensation	5,091
Dividend reinvestment plan	794

Balance at end of period	$1,807,279

Cumulative dividends in excess of accumulated net income
Balance at beginning of year	$(165,372)
Net income	44,404
Preferred stock redemption charge, net of discount on repurchase	(3,771)
Cash dividends declared to common shareholders	(81,042)
Cash dividends declared to preferred shareholders	(6,744)
Redeemable noncontrolling interest in income	(1,003)

Balance at end of period	$(213,528)

Redeemable noncontrolling interests
Balance at beginning of year	$34,866
Redeemable noncontrolling interests in income	1,003
Noncontrolling interests converted for cash	(243)
Distributions to redeemable noncontrolling interests	(1,003)
Change in redemption value of redeemable noncontrolling interests	(852)

Balance at end of period	$33,771

NOTE G – LEGAL MATTERS

The Company is involved in various legal actions arising in the ordinary course of business for which material losses, if any, are expected to be covered under the Company’s insurance policies. As of September 30, 2011, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

NOTE H – DEBT

During January 2011, the Company paid off the remaining aggregate principal amount of $48,545,000 of its 7.450% senior notes as they matured.

The Company maintains a revolving credit facility of $750,000,000, which matures in September 2012. Based on the Company’s current debt ratings, the line of credit accrues interest at LIBOR plus 47.5 basis points. In addition, the Company pays a 15 basis point annual facility fee on the capacity of the facility. There was $155,000,000 in borrowings under the revolving unsecured line of credit at September 30, 2011, compared to $209,000,000 at December 31, 2010. Borrowings under the credit facility are used to fund acquisition and development activities as well as for general corporate purposes. The Company typically reduces its outstanding balance on the revolving unsecured line of credit with available cash balances.

The Company’s indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, total debt to capital, and cash on hand among others. The Company is in compliance with all such financial covenants during the nine months ended September 30, 2011 and 2010.

The following is a summary of BRE’s unsecured senior notes:

		Unsecured Senior Note Balance
Security/Unsecured Note	Maturity	September 30, 2011	December 31, 2010	Interest Rate (Coupon)
2011 7.450% Senior Note (1)	January 2011	$0	$48,545,000	7.45%
4.125% Convertible Senior Note (2)	February 2012	34,833,000	34,513,000	6.01%
2013 7.125% Senior Note	February 2013	40,018,000	40,018,000	7.13%
2014 4.700% Senior Note	March 2014	50,000,000	50,000,000	4.70%
2017 5.500% Senior Note	March 2017	300,000,000	300,000,000	5.50%
2021 5.200% Senior Note	March 2021	300,000,000	300,000,000	5.20%

		$724,851,000	$773,076,000

(1)	The unsecured senior note was paid in full upon its maturity in 2011.
(2)	The principal amounts of 4.125% convertible senior unsecured notes are callable by the Company on or after February 21, 2012. The cash principal amount was $35,000,000 as of September 30, 2011 and December 31, 2010, offset by the debt discounts of $167,000 and $487,000, respectively.

The following is a summary of BRE’s secured debt:

		Mortgage Loans Payable
Secured Property Loans	Maturity	September 30, 2011	December 31, 2010	Interest Rate (Coupon)
Alessio	May 2012	$66,220,000	$67,255,000	5.50%
Mission Grove	August 2013	31,081,000	31,632,000	5.33%
Secured Facility	May 2019	310,000,000	310,000,000	5.57%
Fountains at River Oaks	September 2019	32,480,000	32,480,000	5.74%
Montanosa	April 2020	59,475,000	59,475,000	5.20%
Secured Facility	September 2020	310,000,000	310,000,000	5.69%

		$809,256,000	$810,842,000

NOTE I – FAIR VALUE MEASUREMENT

The fair values of the Company’s financial instruments (including such items in the financial statement captioned as cash, other assets, accounts payable and accrued expenses, and lines of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of the Company’s mortgage loans and unsecured senior notes is approximately $1,578,758,000 at September 30, 2011 (compared to a carrying value of $1,534,107,000 at September 30, 2011).

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

The Company’s redeemable noncontrolling interests that have a conversion feature are required to be marked to redemption value at each reporting period. The maximum redemption amount of the redeemable noncontrolling interests is contingent on the fair value of the Company’s common stock at the redemption date, and therefore the amount reported on the consolidated balance sheets is calculated based on the fair value of the Company’s common stock as of the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests are classified as Level 2. The change in redemption value impact was a decrease in redeemable noncontrolling interests of $852,000 for the nine month period ended September 30, 2011 and an increase in redeemable noncontrolling interests of $5,179,000 for the nine month period ended September 30, 2010, to adjust the noncontrolling interest to its redemption value with an offsetting change in additional paid in capital.

The estimated fair values of investment securities classified as deferred compensation plan investments are based on quoted market prices utilizing public information for the same transactions or information provided through third-party advisors and are therefore classified as Level 1. The Company’s deferred compensation plan investments are recorded in other assets and totaled $3,151,000 and $3,196,000 at September 30, 2011 and at December 31, 2010.

There were no transfers of assets measured at fair value between Level 1 and Level 2 of the fair value hierarchy for the nine months ended September 30, 2011. The Company has no level 3 assets or liabilities.

NOTE J – SUBSEQUENT EVENTS

The Company has evaluated and disclosed subsequent events through the date of the issuance of the financial statements.

Subsequent to the quarter ended September 30, 2011, two operating communities in the Inland Empire of California, with a combined carrying value of approximately $49,500,000, totaling 634 units, met the criteria as held for sale. The sales are expected to close in the fourth quarter of 2011.

Subsequent to the quarter ended September 30, 2011, 445,262 operating company units were exchanged for cash in accordance with the BRE Properties Investors LLC agreements. As of the filing date, 160,882 operating company units remain outstanding.

Subsequent to the quarter ended September 30, 2011, the Company commenced construction on its Wilshire La Brea project. The 478 unit project was transferred from land under development to construction in progress.

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

This table summarizes information about our 2011 operating multifamily properties:

	Same-store Communities [1]				Total Communities [2]
			% of	% of			% of	% of
	# of	# of	Same-store	Same-store	# of	# of	Total	Total
Regions	Communities	Units	Revenue	NOI	Communities	Units	Revenue	NOI
San Diego	13	3,958	21%	22%	14	4,152	20%	21%
Inland Empire	7	1,807	8%	8%	7	1,807	7%	7%
Orange County	11	3,349	18%	18%	12	3,789	18%	18%
Los Angeles	12	2,547	15%	14%	14	3,267	17%	16%
San Francisco	10	3,152	20%	21%	15	4,198	21%	22%

California	53	14,813	82%	83%	62	17,213	83%	84%
Seattle	12	3,160	14%	13%	13	3,456	13%	13%

Phoenix	2	902	3%	2%	2	902	3%	2%
Sacramento	1	400	1%	2%	1	400	1%	1%

Non-Core	3	1,302	4%	4%	3	1,302	4%	3%

Total	68	19,275	100%	100%	78	21,971	100%	100%

(1)	Represents the Same-store communities for the nine months ended September 30, 2011. Includes stabilized communities owned by BRE since January 1, 2010.
(2)	Includes communities acquired, in lease-up phase or being rehabilitated during the seven full quarters subsequent to December 31, 2009.

We define same-store properties as stabilized apartment communities owned by BRE since January 1, 2010. Acquired communities, rehabilitation communities and recently completed development properties are considered non-same-store communities. For the three and nine months ended September 30, 2011, respectively, same-store communities totaled 19,275 units. For the three and nine months ended September 30, 2011, respectively, our non same-store pool is comprised of 566 units in different phases of lease up, 440 units that moved from same-store into rehabilitation and 1,690 units, which were acquired since January 1, 2010.

At September 30, 2011, our portfolio had real estate assets with a net book value of approximately $3.3 billion that included 78 wholly or majority-owned apartment communities, aggregating 21,971 units; 12 multifamily communities owned in joint ventures, comprised of 3,856 apartment units; and seven wholly or majority-owned apartment communities in various stages of construction and development, totaling 2,273 units. We earn revenue and generate cash primarily by collecting monthly rent from our apartment residents.

At September 30, 2011, we owned land that will support the development of five communities (three in Northern California and two in Southern California,) and approximately 1,800 units.

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

Rental and ancillary income

A summary of the components of revenues for the three months ended September 30, 2011 and 2010 follows (dollar amounts in thousands):

	Three months ended September 30, 2011		Three months ended September 30, 2010
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2010 to 2011
Rental income	$93,042	96%	$83,752	96%	11%
Ancillary income	3,605	4%	3,436	4%	5%

Total revenues	$96,647	100%	$87,188	100%	11%

The total increase in revenues of $9,459,000 or 11% for the three months ended September 30, 2011, as compared with the three months ended September 30, 2010, was primarily generated from an increase in non same-store revenue as follows (dollar amounts in thousands):

	2011 Change	% Change from 2010 to 2011
Same-store communities	$2,930	4%
Non-same-store communities	6,529	93%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$9,459	11%

The increase in same-store revenue was primarily due to a 4% increase in average monthly revenue earned per unit in the same-store portfolio for the third quarter of 2011 to $1,504 per unit from $1,442 per unit in the third quarter of 2010. Average monthly revenue is comprised of rental and ancillary income earned on occupied units during the period and net of concessions of $6 per month per occupied unit during the period. The increase in rent was partially offset by decreased financial occupancy levels which averaged 95.6% during the third quarter of 2011, as compared with 96.2% for the same period in 2010. The 93% increase in revenue from non-same-store properties represents the increase in the year-over-year size of the portfolio from recently completed development properties and properties acquired in 2010 and 2011.

Real estate expenses

A summary of the categories of real estate expenses for the quarters ended September 30, 2011 and 2010 follows (dollar amounts in thousands):

	Three months ended September 30, 2011		Three months ended September 30, 2010
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2010 to 2011
Same-store	$26,512		$25,763		3%
Non-same-store	5,023		2,574		95%

Total real estate Expenses	$31,535	33%	$28,337	33%	11%

Non-same-store expenses increased approximately $2,449,000 or 95% from the quarter ended September 30, 2010, due to the increase in the year-over-year size of the portfolio from recently completed development properties and properties acquired in 2010 and 2011.

Provision for depreciation

The provision for depreciation totaled $25,931,000 and $23,209,000 for the three months ending September 30, 2011 and 2010, respectively. The provision for depreciation increased $2,722,000 or 12%, resulting primarily from higher depreciable bases on acquisitions and development properties completed.

Interest expense

Interest expense was $18,374,000 (net of $3,915,000 of interest capitalized to the cost of apartment communities under development and construction) for the quarter ended September 30, 2011, a decrease of $3,265,000 from the same period in 2010. Interest expense was $21,639,000 (net of $2,864,000 of interest capitalized to the cost of apartment communities under development and construction) for the quarter ended September 30, 2010. Interest expense decreased year over year due to lower average debt balances resulting from equity issuances in 2010 and 2011, along with a lower weighted average cost of debt and higher levels of capitalized interest due to increased development activity in 2011.

General and administrative expenses

General and administrative expenses totaled $5,678,000 and $5,015,000 for the three months ended September 30, 2011 and 2010, respectively. The general and administrative expenses increased $663,000, or 13%, related to primarily to compensation costs.

Other income

Other income for the quarters ended September 30, 2011 and 2010 totaled $677,000 and $741,000, respectively, and is comprised of the following:

	Three Months ended
	September 30,
	2011	2010
Management Fees	$494,000	$432,000
Interest Income	91,000	93,000
Other	92,000	216,000

Total	$677,000	$741,000

Other Expenses

Other expenses for the quarters ended September 30, 2011 and 2010 totaled $149,000 and $2,391,000, respectively, and is comprised of costs related to the acquisitions of operating communities, and $1,300,000 in 2010, related to a one-time charge associated with the resignation of our Chief Operating Officer.

Discontinued operations

We classify the results of operations for properties sold during the period or designated as held for sale at the end of the period and deemed a component of an entity to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposal of properties held for sale is reported as discontinued operations.

At September 30, 2011, we had no assets classified as held for sale.

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

For the quarter ended September 30, 2011, there were no results generated by discontinued operations as there were no assets sold or held for sale. For the quarter ended September 30, 2010, the net gain on sales and the combined results by four properties sold during 2010 were included in the discontinued operations line on the consolidated statement of income and totaled approximately $15,065,000.

Redemption related preferred stock issuance cost

On August 15, 2011, we purchased 840,285 shares of our 6.75% Series D Cumulative Redeemable Preferred Stock at a price of $24.33 per share on the open market, a $0.67 discount to par resulting in a non cash return from preferred shareholders of $563,000. Initial issuance costs associated with these shares totaling $718,000 were charged to retained earnings during the third quarter of 2011.The net effect of the activity was a $155,000 charge to retained earnings for the three months ending September 30, 2011.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the three months ending September 30, 2011, represent dividends on our 6.75% Series D Cumulative Redeemable Preferred Stock. Included in the total are dividends earned from July 1, 2011 to August 10, 2011, for the 840,285 repurchased shares of 6.75% Series D Cumulative Redeemable Preferred Stock. Dividends attributable to preferred stock for the three months ending September 30, 2010 represent the portion of dividends on our 6.75% Series C and D Cumulative Redeemable Preferred Stock. All of our current outstanding series of preferred stock have a $25.00 per share liquidation preference. As of September 30, 2011, there were 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock outstanding.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the quarter ended September 30, 2011, was $17,071,000, or $0.23 per diluted share, as compared with $19,605,000, or $0.30 per diluted share, for the same period in 2010.

Results of Operations

Comparison of the Nine Months Ended September 30, 2011 and 2010

Rental and ancillary income

A summary of the components of revenues for the nine months ended September 30, 2011 and 2010 follows (dollar amounts in thousands):

	Nine months ended September 30, 2011		Nine months ended September 30, 2010
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	% Change from 2010 to 2011
Rental income	$270,295	96%	$243,118	96%	11%
Ancillary income	10,417	4%	9,680	4%	8%

Total revenues	$280,712	100%	$252,798	100%	11%

The total increase in revenues of $27,914,000 or approximately 11% for the nine months ended September 30, 2011, as compared with the nine months ended September 30, 2010, was primarily generated from an increase in non-same-store revenue as follows (dollar amounts in thousands):

	2011 Change	% Change from 2010 to 2011
Same-store communities	$6,375	3%
Non-same-store communities	21,539	152%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$27,914	11%

The increase in same-store revenue was primarily due to an increase of 3% in average monthly revenue earned per unit in the same-store portfolio for the nine months ended September 30, 2011 to $1,481 per unit from $1,435 per unit in same period of 2010. Average monthly revenue is comprised of rental and ancillary income earned on occupied units during the period and net of concessions of $10 per month per occupied unit during the period. The increase in rent was partially offset by decreased financial occupancy levels which averaged 95.4% during the nine months ended September 30, 2011, as compared with 95.9% for the same period in 2010. The $21,539,000 or 152% increase in revenue from non-same-store properties represents the increase in the year-over-year size of the portfolio from recently completed development properties and properties acquired in 2010 and 2011.

Real estate expenses

A summary of the categories of real estate expenses for the nine months ended September 30, 2011 and 2010 follows (dollar amounts in thousands):

	Nine months ended September 30, 2011		Nine months ended September 30, 2010
	Expense	% of Total Revenues	Expense	% of Total Revenues	% Change from 2010 to 2011
Same-store	$77,730		$76,974		1%
Non-same-store	13,264		5,648		135%

Total real estate Expenses	$90,994	32%	$82,622	33%	10%

Non-same-store expenses increased approximately $7,616,000, or 135% from the same period ended September 30, 2010, which represents the increase in the year-over-year size of the portfolio from recently completed development properties and properties acquired in 2010 and 2011.

Provision for depreciation

The provision for depreciation totaled $78,268,000 and $67,560,000 for the nine months ended September 30, 2011, and 2010, respectively. The provision for depreciation increased $10,708,000, or 16%, resulting primarily from higher depreciable bases on acquisitions and development properties completed.

Interest expense

Interest expense was $56,861,000 (net of $10,202,000 of interest capitalized to the cost of apartment communities under development and construction) for the nine months ended September 30, 2011, a decrease of $6,604,000 from the same period in 2010. Interest expense was $63,465,000 for the nine months ended September 30, 2010 (net of $9,228,000 of interest capitalized to the cost of apartment communities under development and construction). Interest expense decreased year over year due to lower average debt balances resulting from equity issuances in 2010 and 2011, along with a lower weighted average cost of debt and higher levels of capitalized interest due to development activity in 2011.

General and administrative expenses

General and administrative expenses totaled $16,071,000 and $15,454,000 for the nine months ended September 30, 2011 and 2010, respectively. General and administrative expenses increased $617,000, or 4%, related to primarily to compensation costs.

Other income

Other income for the nine months ended September 30, 2011 and 2010 totaled $1,878,000 and $2,254,000, respectively, and is comprised of the following:

	Nine Months ended
	September 30,
	2011	2010
Management Fees	$1,397,000	$1,274,000
Interest Income	278,000	450,000
Other	203,000	530,000

Total	$1,878,000	$2,254,000

Other Expenses

Other expenses for the nine months ended September 30, 2011 and 2010 totaled $402,000 and $5,087,000, respectively. For the nine months ended September 30, 2011, other expenses were comprised of costs related to the acquisitions of operating communities. For the nine months ended September 30, 2010 other expenses were comprised of $3,787,000 in costs related to acquisitions. In addition, we incurred a one-time $1,300,000 charge associated with the resignation of our Chief Operating Officer.

Discontinued operations

We classify the results of operations for properties sold during the period or designated as held for sale at the end of the period and deemed a component of an entity to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposal of properties held for sale is reported as discontinued operations.

At September 30, 2011, we had no assets classified as held for sale.

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

For the nine months ended September 30, 2011, there were no results generated by discontinued operations as there were no assets sold or held for sale. For the nine months ended September 30, 2010, the net gain on sales and the combined results by the four properties sold during 2010 were included in the discontinued operations line on the consolidated statement of income and totaled approximately $29,501,000.

Redemption related preferred stock issuance cost

The initial issuance costs totaling $3,616,000, related to the $100,000,000 of 6.75% Series C Cumulative Redeemable Preferred Stock that was redeemed on June 13, 2011, and $718,000 related to the 840,285 shares of 6.75% Series D Cumulative Redeemable Preferred Stock that were purchased on August 15, 2011, were charged to retained earnings during the nine months ending September 30, 2011. In addition to the charge, the 840,285 shares of 6.75% Series D Cumulative Redeemable Preferred Stock were purchased at a price of $24.33 per share, a $0.67 discount to par, resulting in a an non cash return from preferred shareholders of $563,000 related to the write off of initial issuance costs. The net effect of the activity was a $3,771,000 charge to retained earnings for the nine months ending September 30, 2011.

Dividends attributable to preferred stock

Dividends for the Series C Cumulative Redeemable Preferred Stock for the nine months ended September 30, 2011 reflect the dividends earned from January 1, 2011 to the June 13, 2011 redemption date. Dividends for the 6.75% Series D Cumulative Redeemable Preferred Stock for the nine months ended September 30, 2011 reflect the dividends earned from January 1, 2011 to the September 30, 2011. Included in the total are dividends earned from January 1, 2011 to August 10, 2011 for the 840,285 repurchased shares of 6.75% Series D Cumulative Redeemable Preferred Stock. Dividends attributable to preferred stock for the nine months ended September 30, 2010 represent the portion of dividends on our 6.75% Series C and Series D Cumulative Redeemable Preferred Stock. All of our current outstanding series of preferred stock have a $25.00 per share liquidation share preference. As of September 30, 2011, there were 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock outstanding.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the nine months ended September 30, 2011, was $32,886,000, or $0.47 per diluted share, as compared with $41,430,000, or $0.68 per diluted share, for the same period in 2010.

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

Our dividend per share amounts for the quarters ending September 30, 2011 and 2010 were $0.3750, respectively. The quarterly common dividend payment of $0.3750 is equivalent to $1.50 per common share on an annualized basis.

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. However, permanent financing may not be available on favorable terms, or at all. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. For the nine months ended September 30, 2011, cash flows generated from operating activities were in excess of distributions to common shareholders, preferred shareholders and noncontrolling interest members by approximately $38,000,000. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured credit facility provides adequate liquidity to address temporary cash shortfalls. We expect that annual cash flows from operations will exceed annual distributions to equity holders for the year ended December 31, 2011, which is consistent with prior years. Annual cash flows from operating activities exceeded annual distributions to common shareholders, preferred shareholders and noncontrolling interest members by approximately $34,000,000 and $16,000,000 for the years ended December 31, 2010 and 2009, respectively.

During the nine months ended September 30, 2011 and 2010 we invested $116,057,000 and $72,094,000 respectively in capital expenditures:

	Nine months ended September 30		Expected 2011 Annual Range
(amounts in thousands)	2011	2010	Low	High
New development (including land)	$91,916	$51,807	$120,000	$130,000
Rehab expenditures	8,888	4,144	10,000	15,000
Capital expenditures	15,253	16,143	20,000	22,000

Total capital expenditures	$116,057	$72,094	$150,000	$167,000

We had a total of $724,851,000 carrying amount in unsecured senior notes at September 30, 2011, consisting of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate
February 2012 (1)	$34,833,000	6.005%
February 2013	40,018,000	7.125%
March 2014	50,000,000	4.700%
March 2017	300,000,000	5.500%
March 2021	300,000,000	5.200%

Total / Weighted Average Interest Rate	$724,851,000	5.430%

(1)	The principal amounts of 4.125% convertible senior unsecured notes are callable by the Company on or after February 21, 2012. The cash principal amount was $35,000,000 as of September 30, 2011 and December 31, 2010, offset by the debt discounts of $167,000 and $487,000, respectively.

In addition, at September 30, 2011, we had mortgage indebtedness with a total principal amount outstanding of $809,256,000, at an effective interest rate of 5.60%, and remaining terms ranging from one to nine years. For the nine months ending September 30, 2011, and the twelve months ending December 31, 2010, respectively, unencumbered real estate net operating income represented 69% of our total real estate net income.

As of September 30, 2011 we have 78 wholly or majority owned operating properties with a gross book value of approximately $3,660,343,000. Nineteen of the 78 operating properties with gross book values of approximately $1,064,613,000 are encumbered with secured financing totaling $809,256,000. The remaining 59 operating properties are unencumbered with an approximate gross book value of $2,595,730,000. Seven of the 59 unencumbered operating properties, with an approximate gross book value of $231,687,000, are subject to guarantees of our unsecured line of credit.

As of September 30, 2011, we had total outstanding debt balances of approximately $1,689,107,000 and total outstanding consolidated shareholders’ equity and redeemable noncontrolling interests of approximately $1,628,297,000 representing a debt to total book capitalization ratio of 51%.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, total debt to capital, and cash on hand among others. We were in compliance with all such financial covenants during the nine months ended September 30, 2011 and 2010.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2011, such as scheduled debt repayments, construction funding and property acquisitions. As of September 30, 2011 scheduled debt principle payments through December 31, 2011 totaled approximately $541,000.

On August 15, 2011, we purchased 840,285 shares of our 6.75% Series D Cumulative Redeemable Preferred Stock at a price of $24.33 per share, a $0.67 discount to par resulting in a non cash return from preferred shareholders of $563,000. In addition, the initial issuance costs associated with these shares totaling $718,000 were charged to retained earnings during the third quarter of 2011. The net effect of the activity was a $155,000 charge to retained earnings for the nine months ending September 30, 2011.

On June 13, 2011, we redeemed all 4,000,000 shares of our 6.75% Series C Cumulative Redeemable Preferred Stock at a redemption price of $25.34688 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends to the redemption date. The initial issuance costs totaling $3,616,000 associated with this series of perpetual preferred stock were charged to retained earnings during the second quarter of 2011.

On May 11, 2011, we completed an equity offering of 9,200,000 of our common shares, including shares issued to cover over-allotments, at $48.00 per share before the underwriting discount. Total gross proceeds from this offering were approximately $423,936,000. We used the net proceeds from the offering for general corporate purposes, which included redeeming our 6.75% Series C Cumulative Redeemable Preferred Stock, a portion of our 6.75% Series D Cumulative Redeemable Preferred Stock and repaying borrowings under our unsecured line of credit.

On February 24, 2010, we entered into Equity Distribution Agreements (EDAs) under which we may issue and sell from time to time through or to its sales agents shares of our common stock having an aggregate offering price of up to $250,000,000. During the quarter ended September 30, 2011, 514,452 shares were issued under the EDAs, with an average share price of $48.60 for total gross proceeds of approximately $25,000,000. During the quarter ended March 31, 2011, 545,348 shares were issued under the EDAs, with an average share price of $45.84 for total gross proceeds of approximately $25,000,000. During the nine months ended September 30, 2010, no shares were issued under the EDAs. During the year ended December 31, 2010, 581,055 shares were issued under the EDAs, with an average share price of $43.02 for total gross proceeds of approximately $25,000,000. We intend to use any net proceeds from the sale of our shares under the EDAs for general corporate purposes.

On April 7, 2010, we completed an equity offering of 8,050,000 common shares, including shares issued to cover over-allotments, at $34.25 per share. Total gross proceeds from this offering were approximately $275,713,000 . We used the net proceeds from the offering for general corporate purposes.

On April 26, 2007, our Board of Directors authorized BRE to purchase an aggregate of up to $100,000,000 of our shares of common stock. As of November 4, 2011, we have not purchased any shares under this authorization.

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

Construction in progress and land under development

The following table provides data on our multifamily properties that are currently under various stages of development and construction. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot provide assurance that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed units shown in the table below. In addition to the properties below, we have predevelopment costs on land under contract for potential projects totaling approximately $15,300,000 recorded in Other Assets on the Consolidated Balance Sheet.

	Estimated	Estimated	Estimated	Estimated	Estimated	Estimated
(Dollar amounts in millions) Property Name	Location	Proposed Number of Units	Costs Incurred to Date - September 30, 2011 (1)	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date (2)
Construction in Progress
Lawrence Station	Sunnyvale, CA	336	$50.4	$110.0	$59.6	1Q/2013
Aviara [3]	Mercer Island, WA	166	8.2	44.5	36.3	2Q/2013

Total Construction in Progress		502	$58.6	$154.5	$95.9

	Completion	Completion	Completion	Completion	Completion	Completion
Property Name	Location	Proposed Number of Units	Costs Incurred to Date - September 30, 2011	Estimated Total Cost (5)
Land Owned [4]
Wilshire La Brea [6]	Los Angeles, CA	478	$120.5	TBR
Pleasanton	Pleasanton, CA	254	17.6	TBR
Park Viridian II, III [7]	Anaheim, CA	400	34.3	TBR
Town and Country	Sunnyvale, CA	279	30.5	TBR
Mission Bay [8]	San Francisco, CA	360	44.7	TBR

Total Land Owned		1,771	$247.6	$824.0

1	Reflects all recorded costs incurred as of September 30, 2011, recorded on our consolidated balance sheets as “direct investments in real estate-construction in progress.”
2	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy. Completion dates have been updated to reflect our current estimates of receipt of final certificates of occupancy, which are dependent on several factors, including construction delays and the inability to obtain necessary public approvals.
3	During the fourth quarter of 2010, the company entered into a ground lease for the Mercer Island site. The ground lease has an initial term of 60 years, two 15-year extensions followed by a 9-year extension. The annualized GAAP straight line lease expense is $664,000.
4

Land owned represents projects in various stages of entitlement, pre-development, development, and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our consolidated balance sheet.

5	Reflects the aggregate cost estimates; specific property cost estimates to be reported (TBR) once entitlement approvals are received and the company is prepared to begin construction.
6	Subsequent to the quarter ended September 30, 2011, we commenced construction on our Wilshire La Brea project. All related costs incurred were transferred from land under development to construction in progress.
7

During the first quarter of 2011, the Company purchased for $5.1 million, a 4.4 acre site contiguous to its existing Park Viridian community and phase 2 land site in Anaheim. The combined undeveloped phases now total 400 units (185 units were added).

8	Represents two parcels of land in the Mission Bay district, acquired in the second quarter 2011, that are entitled for residential use and can be developed in phases.

Dividends Paid to Common and Preferred Shareholders and Distributions to Noncontrolling Interest Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our dividend per share amounts for the quarter ended September 30, 2011 and 2010 were $0.375 per share, respectively. Our dividend per share amounts for the nine months ended September 30, 2011 and 2010 were $1.125 per share, respectively. Total dividends paid to common shareholders for the nine months ended September 30, 2011 and 2010 were $81,042,000 and $69,344,000, respectively. In addition, we paid $6,744,000 and $8,859,000 in aggregate on our 6.75% Series C Cumulative Redeemable Preferred Stock and 6.75% Series D Cumulative Redeemable Preferred Stock during the nine months ended September 30, 2011 and 2010, respectively.

Total distributions to redeemable noncontrolling interests were $689,000 and $796,000 for the nine months ended September 30, 2011 and 2010, respectively. Total distributions to other noncontrolling interests of our consolidated subsidiaries were $314,000 and $315,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

As of September 30, 2011, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings.

The Company is involved in various legal actions arising in the ordinary course of business for which losses are expected to be covered under the Company’s insurance policies. As of September 30, 2011, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

ITEM 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2011, there were 9,011 operating company units converted for cash.

On April 26, 2007, our Board of Directors authorized up to $100,000,000 in aggregate value of shares of our common stock that we may repurchase. The timing of repurchase activity is dependent upon the market price of our shares of common stock and other market conditions and factors. No shares were repurchased during the nine months ended September 30, 2011.

Issuer Purchases of Equity Securities:

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Traded Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 through July 31, 2011	—	—	—	—
August 1, 2011 through August 31, 2011	(840,285)	$24.60	—	—
September 1, 2011 through Sept. 30 2011	—	—	—	—
Total	(840,285)	$24.60	—	—

1	Includes 840,285 shares of our 6.75% Series D Cumulative Redeemable Preferred Stock that we redeemed for $24.33 plus accrued dividends of $0.27 on August 15, 2011.
2	Average price paid per share owned and forfeited by shareholder.

ITEM 3.	Defaults Upon Senior Securities.

None

ITEM 4.	(Removed and Reserved).

ITEM 5.	Other Information.

ITEM 6.	Exhibits.

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the BRE Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.
(Registrant)

Date: November 4, 2011	/S/ JOHN A. SCHISSEL

John A. Schissel
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits.

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the BRE Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.