Form 10-K
period 2011-12-31
BRE PROPERTIES INC /MD/
filed 2012-02-17
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

At June 30, 2011, the aggregate market value of the registrant’s shares of Common Stock, par value $.01 per share, held by non-affiliates of the registrant was approximately $3,726,000,000. At January 31, 2012, 75,736,542 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders of BRE Properties, Inc. to be filed within 120 days of December 31, 2011 are incorporated by reference in Part III of this report.

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

BRE PROPERTIES, INC.

PART I

Item 1.    BUSINESS

References in this Annual Report on Form 10-K to “BRE,” “Company,” “we” or “us” refer to BRE Properties, Inc., a Maryland corporation.

Corporate Profile

We are a self-administered equity real estate investment trust, or REIT, focused on the development, acquisition and management of multifamily apartment communities primarily located in the major metropolitan markets within the State of California, and the Seattle, Washington region. We also own and operate communities in the Phoenix, Arizona and in the Denver, Colorado metropolitan markets. At December 31, 2011, our multifamily portfolio had real estate assets with a net book value of approximately $3.3 billion, which included: 76 wholly or majority owned stabilized multifamily communities, aggregating 21,336 units in California, Washington and Arizona; eleven stabilized multifamily communities owned through joint ventures comprised of 3,592 apartment units; and seven apartment communities in various stages of construction and development. We have been a publicly traded company since our founding in 1970 and have paid 165 consecutive quarterly dividends to our shareholders since inception.

Our business touches one of the most personal aspects of our customers’ lives – the place they call home. We believe this creates not just a responsibility, but an opportunity to set ourselves apart by seeing things from our residents’ point of view and putting them first in all we do. The power of this viewpoint is that what is good for our residents is good for our Company. As we build relationships with the people and communities we serve, we set ourselves apart in the marketplace and create long-term, income-producing investments for our shareholders. Our principal operating objective is to maximize the economic returns of our apartment communities so as to provide our shareholders with the greatest possible total return and value. To achieve this objective, we pursue the following primary strategies and goals:

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

We believe we can best achieve our objectives by developing, acquiring and internally managing high-quality apartment communities in high-demand, supply-constrained locations in the most attractive places to live in the Western United States, specifically coastal California. Our communities are generally near the business, transportation, employment and recreation centers essential to customers who value the convenience, service and flexibility of rental living. Recognizing that customers have many housing choices, we focus on developing and acquiring apartment homes with customer-defined amenities and providing professional management services delivered by well-trained associates. We have concentrated our investment and business focus in California and the Seattle, Washington region, because of certain market characteristics that we find attractive, including the propensity to rent, and the scarcity of undeveloped land. From time to time, we dispose of assets that do not meet our long-term investment criteria, recycling the capital derived from property sales into apartment communities in supply-constrained locations that offer higher long-term return opportunities.

Events During 2011

During 2011, we acquired three communities totaling 652 units: Lafayette Highlands, with 150 units, located in Lafayette, California; The Landing at Jack London Square, with 282 units, located in Oakland, California; and The Vistas of West Hills, with 220 units, located in Valencia, California. The aggregate investment in these three communities was $170,127,000. In addition to the communities, we acquired two parcels of land for future development in San Francisco, California’s Mission Bay district for a purchase price of $41,400,000; and we purchased a 4.4 acre site contiguous to our existing Park Viridian operating community and its existing second phase land site in Anaheim, California for a purchase price of $5,100,000.

As of December 31, 2011 we had seven sites under development or construction. The aggregate investment in the sites is expected to total $977,600,000. We have an estimated cost of $307,300,000 to complete existing construction in progress, which is estimated to be completed during 2013 and 2014.

During 2011, we sold two communities totaling 634 units: Galleria at Towngate, with 268 units located in Moreno Valley, California; and Windrush Village, a 366 unit property located in Colton, California. The approximate gross proceeds from the sales of the two communities were $65,175,000, resulting in a net gain of approximately $14,489,000. The two properties sold were located in the eastern half of the Inland Empire, reducing our exposure in this market to 5.3% of total net operating income from 7.4% in 2010. Additionally, during 2011, two joint venture assets were sold; The Landing at Bear Creek, a 224 unit joint venture community, located in Lakewood, Colorado; and The Pinnacle at Hunters Glen, a 264 unit joint venture community located in Thornton, Colorado. The Company had a 15% equity ownership in the communities and as a result received gross proceeds of $9,300,000 and recognized a net gain on the sale of $4,270,000.

On August 15, 2011, we repurchased 840,285 shares of our 6.75% Series D Cumulative Redeemable Preferred Stock at a price of $24.33 per share on the open market, a $0.67 discount to par resulting in a non cash return from preferred shareholders of $563,000. In addition, the initial issuance costs associated with these shares totaling $718,000 were charged to retained earnings during the third quarter of 2011. The net effect of the activity was a $155,000 charge to retained earnings for the three months ending September 30, 2011. As of December 31, 2011, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock remain outstanding.

On June 13, 2011, we redeemed all 4,000,000 shares of our 6.75% Series C Cumulative Redeemable Preferred Stock at a redemption price of $25.35 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends to the redemption date. The initial issuance cost totaling approximately $3,616,000 associated with this series of perpetual preferred stock was charged to retained earnings during the second quarter of 2011.

On May 11, 2011, we completed an equity offering of 9,200,000 shares of common stock, including shares issued to cover over-allotments, at $48.00 (prior to a $1.92 per share underwriters discount) per share. Total gross proceeds from this offering were approximately $441,508,000. We used the net proceeds from the offering for general corporate purposes which included redeeming our 6.75% Series C Cumulative Redeemable Preferred Stock and a portion of our 6.75% Series D Cumulative Redeemable Preferred Stock, and to repay borrowings under our unsecured line of credit.

On February 24, 2010, we entered into Equity Distribution Agreements (EDAs) under which we may issue and sell from time to time through or to our sales agents shares of our common stock having aggregate offering proceeds of up to $250,000,000. During 2011, 1,291,537 shares were issued under the EDAs, with an average gross share price of $47.55 for total gross proceeds of approximately $61,414,000. As of December 31, 2011, the remaining capacity under the equity distribution agreement totals $163,600,000. Proceeds were used for general corporate purposes, which included reducing borrowings under our unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding securities and funding for development activities.

During January 2011, we paid off the remaining aggregate principal amount of $48,545,000 of our 7.450% senior notes as they matured.

Events During 2010

During 2010, we acquired four communities totaling 1,037 units: Allure at Scripps Ranch, with 194 units, located in San Diego, California; Museum Park, with 117 units, located in San Jose, California; Fountains at River Oaks, with 226 units, located in San Jose, California; and Aqua at Marina Del Rey, with 500 units, located in Marina Del Rey, California. In connection with the acquisition of Fountains at River Oaks, we assumed an existing $32,500,000 secured mortgage loan, with a fixed interest rate of 5.74% that is scheduled to mature in 2019. The aggregate investment in these four communities was $292,100,000. In addition to the communities, we purchased one land parcel for future development of 280 units, in Sunnyvale, California, for $19,000,000.

During 2010, we completed construction of two development communities: Belcarra, with 296 units in Bellevue, Washington, and Villa Granada, with 270 units in Santa Clara, California. The aggregate investment in the two communities totaled $178,025,000.

At December 31, 2010 we owned one site under construction. The aggregate investment in the site is expected to total $110,600,000.

At December 31, 2010, we owned five parcels of land that were in the process of entitlement and predevelopment.

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

Effective February 24, 2010, we terminated the equity distribution agreement we entered into on May 14, 2009 under which we could issue and sell from time to time through or to our sales agent shares of our common stock having an aggregate offering proceeds of up to $125,000,000. On February 24, 2010, we entered into new equity distribution agreements (EDAs) under which we may issue and sell from time to time through or to our sales agents shares of our common stock having an aggregate offering proceeds of up to $250,000,000. During 2010, 581,055 shares were issued under the EDAs for gross proceeds of approximately $25,000,000 with an average gross share price of $43.02. Proceeds were used for general corporate purposes, which included reducing borrowings under our unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding securities and funding for development activities.

On April 7, 2010, we completed an equity offering of 8,050,000 common shares, including shares issued to cover over-allotments, at $34.25 per share. Total gross proceeds from this offering were approximately $275,713,000 before deducting the underwriting discount and other offering expenses we paid. We used the net proceeds from the offering for general corporate purposes, which included reducing borrowings under our unsecured line of credit.

On April 30, 2010 we refinanced a single property mortgage loan totaling $59,500,000 at a fixed rate of 5.20%. The mortgage has a 10 year interest only term. The original mortgage note had a principal amount outstanding of $31,100,000 and was scheduled to mature on October 1, 2010, at a fixed rate of 7.38%.

On September 22, 2010, we closed an offering of $300,000,000 of 10.5 year senior unsecured notes with a coupon rate of 5.20%. The notes will mature on March 15, 2021. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $297,477,000. We used the net proceeds of the 2021 Notes Offering to repay borrowings under our $750 million unsecured line of credit and used a portion of the proceeds to fund a portion of the purchase price and accrued and unpaid interest on any 4.125% convertible senior notes due 2026 validly tendered and accepted for payment pursuant to the Offer to Purchase dated September 15, 2010.

As a result of the resignation of our former Chief Operating Officer, we recognized a one-time expense during the second quarter of 2010 totaling approximately $1,300,000.

During June 2010, we repurchased $15,000,000 of our 4.125% convertible senior unsecured notes at par. We recognized a net loss on early debt extinguishment of $558,000 in connection with the repurchase. On October 13, 2010, we closed a fixed price cash tender offer for any and all of our 4.125% convertible senior unsecured notes due in 2026. As a result, $321,334,000 in aggregate principal of our 4.125% convertible senior unsecured notes due in 2026 were validly tendered, and we accepted, purchased and subsequently cancelled the notes for an aggregate purchase price of 104% of par, or approximately $334,187,360. We recognized a net loss of $22,949,000 in connection with the tender offer. After the tender offers an aggregate principal amount of $35,000,000 of the notes remained outstanding at December 31, 2011 and 2010.

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

During 2009, we completed construction of three development communities: Taylor 28, with 197 units located in Seattle, Washington, 5600 Wilshire, with 284 units located in Los Angeles, California and Park Viridian with 320 units located in Anaheim, California. The aggregate investment in the three communities totaled $282,934,000.

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

On May 14, 2009, we entered into equity distribution agreements (EDAs) under which we may offer and sell shares of our common stock having an aggregate offering proceeds of up to $125,000,000 over time through our sales agent. During 2009, 3,801,185 shares were issued for gross proceeds of approximately $104,600,000 with an average gross share price of $27.52. Proceeds were used for general corporate purposes, which include reducing borrowings under our unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding securities, and funding for development activities.

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

On April 15, 2009, we closed a fixed price cash tender offer for any and all of our outstanding 5.750% senior notes due 2009 and any and all of our outstanding 4.875% senior notes due 2010. As a result, $61,407,000 and $119,421,000 in aggregate principal amount of the 5.750% senior notes due 2009 and 4.875% senior notes due 2010, respectively, were validly tendered and we accepted, purchased and subsequently cancelled the notes. After giving effect to the purchase of the tendered notes, an aggregate principal amount of $30,579,000 of the 4.875% senior notes due in 2010, were paid in full during 2010. The remaining principal balance of the 5.750% senior notes due in 2009 was paid in full during September 2009, as the notes came due.

On April 1, 2009, we closed a fixed price cash tender offer for any and all of our outstanding 7.450% senior notes due 2011 and any and all of our outstanding 7.125% senior notes due 2013. As a result, $201,455,000 and $89,982,000 in aggregate principal amount of the 7.450% senior notes due 2011 and 7.125% senior notes due 2013, respectively, were validly tendered and we accepted, purchased and subsequently cancelled the notes. After giving effect to the purchase of the tendered notes, an aggregate principal amount of $48,545,000 7.450% senior notes due 2011 were paid in full in 2011, and $40,018,000 7.125% senior notes due in 2013, respectively, remain outstanding at December 31, 2011.

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

Employees

As of December 31, 2011, we had 690 employees. No employee is covered by collective bargaining agreements.

Company Website

To view our current and periodic reports free of charge, please go to our website at www.breproperties.com. We make these postings after our filings have been submitted with the SEC. Our website contains copies of our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and the charters of each of our Audit, Compensation, and Nominating and Governance Committees. This information is also available in print to any shareholder who requests it by contacting us at BRE Properties, Inc., 525 Market St., 4th Floor, San Francisco, California, 94105, attention: Investor Relations. Information contained on our website is not and should not be deemed a part of this report or a part of any other report or filing with the SEC.

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

Additionally, see Part II, Item 8 and Part IV, Item 15 of this report for our consolidated financial statements.

Executive Officers

The following persons were executive officers of BRE as of February 17, 2012:

Name	Age at February 17, 2012	Position(s)
Constance B. Moore	56	President, Chief Executive Officer and Director
Stephen C. Dominiak	48	Executive Vice President, Chief Investment Officer
Kerry Fanwick	56	Executive Vice President, General Counsel
Deborah J. Jones	61	Executive Vice President, Associate Relations and Development
Scott A. Reinert	53	Executive Vice President, Operations
John A. Schissel	45	Executive Vice President, Chief Financial Officer

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

Ms. Jones has served as Executive Vice President, Associate Relations and Development since October, 2010. Ms Jones joined BRE in 2005 as Vice President, associate relations and development, and was promoted to Senior Vice President in 2007. She began her career in the apartment industry in 1984 as director, human resources for Trammell Crow Residential-West (TCR-W), which was acquired by BRE in 1997, and continued in that role as Vice President for BRE after the acquisition. From 2000 to 2005, she served as Vice President, human resources for The Irvine Apartment Management Company. Ms. Jones is a professionally certified executive coach and holds a Bachelor’s Degree in business administration from Hertford College in Hertford, England.

Mr. Reinert has served as Executive Vice President, Operations since January, 2011. Prior to joining BRE, he was employed by the Irvine Company in Newport Beach, California from 1994 to 2009. Most recently, he served as Senior Vice President, property management, for the Irvine Company Apartment Communities. His first position was Vice President, asset management, Irvine Apartment Communities, then a public REIT. In 1998, he was promoted to president, Irvine Apartment Management Company. After leaving the Irvine Company, Mr. Reinert founded Axiom Multifamily Realty Advisors, Inc., to invest in and manage properties in the Southwest. He began his career in property management at GFS Northstar (now Pinnacle) in Atlanta, where he rose to Chief Operating Officer, East, in four years. Mr. Reinert holds a Bachelor’s Degree in real estate and risk management from Florida State University

Mr. Schissel has served as Executive Vice President, Chief Financial Officer since October, 2009. Prior to joining BRE, he served as Executive Vice President, Chief Financial Officer and Board Member of Carr Properties (and predecessor Columbia Equity Trust Inc.), a Washington D.C. based commercial office REIT, from 2004 to 2009. Prior to joining Carr Properties, Mr. Schissel worked at Wachovia Securities from 1991 to 2004, serving as Senior Vice President, and later as Director in the firm’s Real Estate Investment Banking Group. Mr. Schissel holds a Bachelor’s Degree in Business Administration and Finance from Georgetown University.

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

We may seek to structure future dispositions as tax-free exchanges, where appropriate, utilizing the non-recognition provisions of Section 1031 of the Internal Revenue Code to defer income taxation on the disposition of the exchanged property. For an exchange of these properties to qualify for tax-free or tax deferred treatment under Section 1031 of the Internal Revenue Code, certain technical requirements must be met. Given the competition for properties meeting our investment criteria, it may be difficult for us to identify suitable properties within the applicable time frames in order to meet the requirements of Section 1031. Even if we can structure a suitable tax-deferred exchange, as noted above, we cannot assure you that we will reinvest the proceeds of any of these dispositions to produce economic returns comparable to those currently being realized from the properties which were disposed of.

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

Our portfolio is primarily located in the San Francisco Bay Area, Los Angeles, Orange County, Inland Empire, San Diego, and Seattle area markets. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other properties and alternative forms of housing. In particular our performance is disproportionately influenced by job growth and unemployment. To the extent the aforementioned general economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to our shareholders and pay amounts due on our debt could be materially adversely affected.

Our insurance coverage is limited and may not cover all losses to our properties.

We carry comprehensive liability, fire, mold, extended coverage and rental loss insurance with respect to our properties with certain policy specifications, limits and deductibles. While as of December 31, 2011, we carried flood and earthquake insurance for our properties with an aggregate annual limit of $100,000,000, subject to customary deductibles, we cannot assure you that this coverage will be available on acceptable terms or at an acceptable cost, or at all, in the future, or if obtained, that the limits of those policies will cover the full cost of repair or replacement of covered properties. In addition, there may be certain extraordinary losses (such as those resulting from civil unrest or terrorist acts) that are not generally insured (or fully insured against) or underinsured losses (such as those resulting from claims in connection with the occurrence of mold, asbestos, and lead) because they are either uninsurable or not economically insurable. Should an uninsured or underinsured loss occur to a property, we could be required to use our own funds for restoration or lose all or part of our investment in, and anticipated revenues from, the property and would continue to be obligated on any mortgage indebtedness on the property. Any such loss could have a material effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt. In addition, a failure of any of our insurers to comply with their obligations to us could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

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

The operations of BRE Property Investors LLC are limited.

Five of our properties are held by BRE Property Investors LLC, which is referred to in this Annual Report on Form 10-K as the operating company. We are the sole managing member of the operating company and, as of December 31, 2011, held approximately a 99% equity interest in it. Third parties as non-managing members hold the remaining equity interests in the operating company.

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

At December 31, 2011, we had outstanding borrowings of approximately $1.7 billion. Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, and total debt to capital, among others. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Failure to hedge effectively against interest rates may adversely affect results of operations.

We may to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Hedging may reduce overall returns on our investments. Failure to hedge effectively against interest rate changes could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

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

Likewise, a portion of our consolidated assets is owned by our subsidiaries, effectively subordinating certain of our unsecured indebtedness to all existing and future liabilities, including indebtedness, trade payables, lease obligations and guarantees of our subsidiaries. The operating company has guaranteed amounts due under our unsecured line of credit with a syndicate of banks. The operating company and other of our subsidiaries may also, from time to time, guarantee other of our indebtedness. Therefore, our rights and the rights of our creditors, including the holders of other unsecured indebtedness, to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of such subsidiary’s creditors, except to the extent that we may ourselves be a creditor with recognized claims against the subsidiary, in which case our claims would still be effectively subordinate to any security interests in or mortgages or other liens on the assets of such subsidiary and would be subordinate to any indebtedness of such subsidiary senior to that held by us.

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

Multifamily Property Data

Our multifamily properties represent 99% of our real estate portfolio and 99% of our total revenue.

Multifamily Properties	2011	2010	2009	2008	2007
Percentage of total portfolio at cost, as of December 31	99%	99%	99%	99%	99%
Percentage of total revenues, for the year ended December 31	99%	99%	99%	99%	99%

No single multifamily property accounted for more than 10% of total revenues in any of the five years ended December 31, 2011.

This table summarizes information about our 2011 operating multifamily properties and includes properties acquired during 2011 and 2010 in various phases of lease up:

Market	Number of Communities	Units	Percentage of Revenue[1]	Percentage of NOI[1]	Occupancy[2]	Market Rent[3]
San Francisco Bay Area	15	4,197	22%	23%	96%	$1,811
San Diego	14	4,152	20%	21%	96%	1,545
Orange County	12	3,789	18%	18%	95%	1,511
Los Angeles	14	3,267	17%	17%	95%	1,764
Seattle Area	13	3,456	14%	13%	96%	1,304
Inland Empire	5	1,173	5%	5%	96%	1,439
Phoenix	2	902	3%	2%	96%	951
Sacramento	1	400	1%	1%	94%	1,179

Total/Weighted Average	76	21,336	100%	100%	95%	$1,548

The following table discloses certain operating data about our consolidated multifamily units:

	December 31,
	2011	2010	2009	2008	2007
Total number of units	21,336	21,318	21,245	21,196	21,808
Portfolio occupancy[2]	95%	95%	95%	94%	94%
Market rent per unit[3]	$1,548	$1,417	$1,475	$1,528	$1,424
Total number of properties	76	75	73	72	77

[1]

Represents the aggregate revenue and net operating income (NOI) from properties in each market divided by the total revenue and net operating income of multifamily properties for the year ended December 31, 2011. Excludes revenue and NOI from properties sold in 2011 and income from unconsolidated joint ventures.

[2]

Represents average physical occupancy for all properties for the twelve months ended December 31, 2011. The total is a weighted average by units for all communities shown. Portfolio occupancy is calculated by dividing the total occupied units by the total units in the portfolio at the end of the year. Apartment units are generally leased to residents for rental terms not exceeding one year.

[3]	Represents average prevailing gross market rent per unit for the twelve months ended December 31, 2011. The total is a weighted average by units for all communities shown.

The following table summarizes our “same-store” operating results. “Same-store” properties are defined as properties that have been completed, stabilized and owned by us for at least two twelve month periods.

	December 31,
	2011	2010	2009	2008	2007
Number of same-store units	18,641	18,914	19,572	19,053	19,233
Same-store units % of total units	87%	89%	92%	90%	89%
Same-store revenue change	3.4%	(2.0%)	(3.9%)	3.4%	5.0%
Same-store expense change	1.5%	1.7%	1.9%	4.0%	1.5%
Same-store NOI change	4.3%	(3.7%)	(6.4%)	3.2%	6.5%

Our business focus is the ownership, development and operation of multifamily communities. We evaluate performance and allocate resources primarily based on the net operating income (‘‘NOI’’) of an individual multifamily community. We define NOI as the excess of all revenue generated by the community (primarily rental revenue) less direct real estate expenses. Accordingly, NOI does not take into account community-specific costs such as depreciation, capitalized expenditures and interest expense.

A reconciliation of net income available to common shareholders to NOI for the three years ended December 31 is as follows:

	Years ended December 31
(amounts in thousands)	2011	2010	2009
Net income available to common shareholders	$66,461	$41,576	$50,642
Interest expense, including discontinued operations	74,964	84,894	82,734
Provision for depreciation, including discontinued operations	103,940	94,384	88,419
Redeemable noncontrolling interests in income	1,168	1,446	1,885
Net gain on sales of discontinued operations	(14,489)	(40,111)	(21,574)
General and administrative expense	21,768	20,570	17,390
Dividends attributable to preferred stock	7,655	11,813	11,813
Redemption related to preferred stock issuance cost	3,771	—	—
Other expenses	402	5,298	13,522
Net loss/(gain) on extinguishment of debt	—	23,507	(1,470)
Net gain on sales of unconsolidated entities	(4,270)	—	—

Net operating income	$261,370	$243,377	$243,361

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

Development Properties

The following table provides data on our seven multifamily properties that were under various stages of development and construction at December 31, 2011. Completion of the development properties is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot assure that these properties will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed units shown in the table below. In addition to the properties below, we have made predevelopment investments and deposits on four potential projects totaling approximately $17,679,000. The deposits and predevelopment costs are reported in Other Assets on the Consolidated Balance Sheet.

(Dollar amounts in millions) Property Name	Location	Proposed Number of Units	Costs Incurred to Date— December 31, 2011(1)	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date(2)
Construction in Progress
Lawrence Station	Sunnyvale, CA	336	$63.5	$110.0	$46.5	1Q/2013
Aviara[3]	Mercer Island, WA	166	12.6	44.5	31.9	2Q/2013
Wilshire La Brea[4]	Los Angeles, CA	478	130.6	277.3	146.7	4Q/2014
Solstice	Sunnyvale, CA	280	39.7	121.9	82.2	1Q/2014

Total Construction in Progress		1,260	$246.4	$553.7	$307.3

Property Name	Location	Proposed Number of Units	Costs Incurred to Date— December 31, 2011	Estimated Total Cost(5)
Land Owned[6]
Pleasanton	Pleasanton, CA	254	$18.5	TBR
Park Viridian II, III[7]	Anaheim, CA	400	35.6	TBR
Mission Bay[8]	San Francisco, CA	360	46.9	TBR

Total Land Owned		1,014	$101.0	423.9

[1]	Reflects all recorded costs as of December 31, 2011, recorded on our balance sheet as “direct investments in real estate-construction in progress.”

[2]	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy.
[3]

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

[7]

During the first quarter of 2011, the Company purchased for $5.1 million, a 4.4 acre site contiguous to its existing Park Viridian community and phase 2 land site in Anaheim, California. The combined undeveloped phases now total 400 units (185 units were added).

[8]	Represents two parcels of land in San Francisco, California’s Mission Bay district, acquired in the second quarter 2011, that are entitled for residential use and can be developed in phases.

Insurance, Property Taxes and Income Tax Basis

We carry comprehensive liability, fire, pollution, extended coverage and rental loss insurance on our properties with certain policy specifications, limits and deductibles. In addition, at December 31, 2011, we carried flood and earthquake coverage with an annual aggregate limit of $100,000,000 (after policy deductibles ranging from 2%-5% of damages). Management believes the properties are adequately covered by such insurance.

Property taxes on portfolio properties are assessed on asset values based on the valuation method and tax rate used by the respective jurisdictions. The gross carrying value of our direct investments in operating rental properties was $3,607,045,000 as of December 31, 2011. On the same date our assets had an underlying federal income tax basis of approximately $3,500,144,000, reflecting, among other factors, the carryover of basis on tax-deferred exchanges.

Headquarters

We lease our corporate headquarters at 525 Market Street, 4th Floor, San Francisco, California, 94105-2712, from Knickerbocker Properties, Inc., a Delaware corporation. The lease covers 28,339 rentable square feet at annual per square foot rents, which were $24.00 as of December 31, 2011. The lease term ends on February 1, 2016. We also maintain leased regional offices in: Seattle, Washington; Irvine and San Diego, California; Phoenix, Arizona; and Denver, Colorado. In addition, we own a regional office in Emeryville, California.

Item 3.	LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the ordinary course of business. Losses associated with legal claims arising in the ordinary course of business are expected to be covered under the Company’s insurance policies. As a result, the risk of a material loss impacting the Company’s financial position has been assessed as remote. As of December 31, 2011, there were no pending legal proceedings to which the Company is a party or of which any of its properties is the subject, the adverse determination of which the Company anticipates would have a material adverse effect upon its consolidated financial condition and results of operations.

Item 4.	(REMOVED AND RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol ‘‘BRE’’. As of January 31, 2012, there were approximately 3,016 record holders of BRE’s common stock and the last reported sales price on the NYSE was $51.82. The number of holders does not include shares held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder. As of January 31, 2012, there were approximately 20,602 beneficial holders of BRE’s common stock.

This table shows the high and low sales prices of our common stock reported on the NYSE and the dividends we paid for each common share:

	Years ended December 31,
	2011			2010
	Stock Price		Dividends Paid	Stock Price		Dividends Paid
	High	Low		High	Low
First Quarter	$47.69	$42.01	$0.3750	$37.66	$30.37	$0.3750
Second Quarter	$51.15	$46.31	$0.3750	$43.50	$34.92	$0.3750
Third Quarter	$54.31	$41.39	$0.3750	$43.47	$35.09	$0.3750
Fourth Quarter	$50.86	$39.65	$0.3750	$46.38	$41.01	$0.3750

Since 1970, when BRE was founded, we have made regular and uninterrupted quarterly distributions to shareholders. The payment of distributions by BRE is at the discretion of the Board of Directors and depends on numerous factors, including our cash flow, financial condition and capital requirements, REIT provisions of the Internal Revenue Code and other factors.

Operating company units in BRE Property Investors LLC converted into shares of BRE common stock or redeemed for cash totaled 454,273 and 155,634 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, 160,882 operating company units remain outstanding. Subsequent to December 31, 2011, 158,975 operating company units were exchanged for shares of BRE common stock. As a result, 1,907 operating company units remain outstanding.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011 for all of our equity compensation plans, including our Amended and Restated 1992 Employee Stock Plan, our 1999 Stock Incentive Plan and our Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	694,393	$36.62	1,529,528
Equity compensation plans not approved by security holders	—	—	—
Total	694,393	$36.62	1,529,528

COMPARATIVE STOCK PERFORMANCE

The line graph below compares the cumulative total shareholder return on BRE Common Stock for the last five years with the cumulative total return on the S&P 500 Index and the NAREIT All Equity REIT Index REIT Index over the same period. This comparison assumes that the value of the investment in the Common Stock and in each index was $100 on December 31, 2006 and that all dividends were reinvested (1).

BRE Properties, Inc.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
BRE Properties, Inc.	100.00	64.87	47.38	60.38	82.45	98.74
NAREIT All Equity REIT Index	100.00	84.31	52.50	67.20	85.98	93.10
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76

(1)	Common Stock performance data is provided by SNL Securities and is calculated using the ex-dividend date.
(2)	Indicates appreciation of hypothetical $100 invested on December 31, 2006 in BRE Common Stock, the S&P 500, and the NAREIT All Equity REIT Index, assuming reinvestment of dividends discussed above.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

During the year ended December 31, 2011, an aggregate 454,273 limited partnership units in BRE Property Investors LLC were redeemed for cash. The redemption value was calculated by multiplying the number of units redeemed times the 10 day average closing price of BRE’s common stock prior to the redemption notice date.

Issuer Purchases of Equity Securities

	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[2]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Traded Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 though March 31, 2011	(40,452)	$44.00	—	—
April 1, 2011 though June 30, 2011	(4,013,559)	$25.43	—	—
July 1, 2011 though September 30, 2011	(840,285)	$24.60	—	—
October 1, 2011 though October 31, 2011	(3,591)	$48.05	—	—
November 1, 2011 though November 30, 2011	—	—	—	—
December 1, 2011 though December 31, 2011	—	—	—	—
Total	(4,897,887)	$25.46	—	—

[1]

Includes an aggregate of 57,602 shares withheld to pay taxes; 4,000,000 shares of our 6.75% Series C Cumulative Redeemable Preferred Stock that we redeemed for $25.00 plus accrued dividends of $0.34688 on June 14, 2011; and 840,285 shares of our 6.75% Series D Cumulative Redeemable Preferred Stock that we repurchased for $24.33 plus accrued dividends of $0.27 on August 15, 2011.

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

	2011	2010	2009	2008	2007
	(Amounts in thousands, except per share data)
Operating Results
Rental and ancillary revenues	$371,381	$334,965	$319,143	$318,506	$295,695
Revenues from discontinued operations	6,239	19,466	29,703	50,592	58,946
Income from unconsolidated entities and other income	5,424	5,112	5,788	10,445	7,920
Total revenues	$383,044	$359,543	$354,634	$379,543	$362,561
Net income available to common shareholders	$66,461	$41,576	$50,642	$122,760	$103,607
Plus:
Net (gain) on sales of discontinued operations	(14,489)	(40,111)	(21,574)	(65,984)	(55,957)
Net (gain) on sales of unconsolidated entities	(4,270)	—	—	—	—
Depreciation from continuing operations	102,574	90,038	81,251	73,196	68,258
Depreciation from discontinued operations	1,366	4,346	7,168	8,263	11,691
Depreciation related to unconsolidated entities	2,052	1,991	1,841	1,715	1,285
Redeemable noncontrolling interest in income convertible into common shares	748	1,026	1,461	1,868	1,857
Funds from operations (FFO)[1]	$154,442	$98,866	$120,789	$141,818	$130,741
Other expenses[2]	$402	$5,298	$13,522	$5,719	$—
Redemption related preferred stock issuance cost, net[3]	$3,771	—	—	—	$2,768
Net cash flows generated by operating activities	$172,177	$140,719	$130,683	$167,010	$157,896
Net cash flows used in investing activities	$(267,345)	$(197,261)	$(80,537)	$(47,820)	$(216,391)
Net cash flows generated by (used in) financing activities	$98,411	$57,243	$(52,214)	$(118,418)	$55,365
Dividends paid to common and preferred shareholder and distributions to noncontrolling interests	$118,305	$106,770	$114,379	$130,129	$128,092
Weighted average shares outstanding—basic	71,220	61,420	52,760	51,050	50,735
Dilutive effect of stock based awards on EPS	450	430	240	650	1,045
Weighted average shares outstanding—diluted (EPS)	71,670	61,850	53,000	51,700	51,780
Plus—Operating Company Units[4]	510	685	780	830	870
Weighted average shares outstanding—diluted (FFO)	72,180	62,535	53,780	52,530	52,650
Operating Company Units outstanding at end of period	161	615	771	780	845
Net income per share—basic	$0.93	$0.67	$0.95	$2.38	$2.03
Net income per share—assuming dilution	$0.93	$0.67	$0.95	$2.36	$2.00
Dividends paid to common shareholders	$1.50	$1.50	$1.88	$2.25	$2.15
Balance sheet information and other data
Real estate portfolio, net of depreciation	$3,288,577	$3,097,528	$2,915,565	$2,911,295	$2,884,206
Total assets	$3,352,621	$3,156,247	$2,980,008	$2,992,744	$2,954,166
Total debt	$1,662,671	$1,792,918	$1,867,075	$1,902,401	$1,887,862
Redeemable noncontrolling interests	$16,228	$34,866	$33,605	$29,972	$42,357
Shareholders’ equity	$1,610,449	$1,276,393	$1,022,919	$969,204	$943,542

[1]

FFO is used by industry analysts and investors as a supplemental performance measure of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts as net income or loss (computed in accordance with U.S. generally accepted accounting principles) excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated real estate assets, plus depreciation and amortization of real estate assets, adjustments for unconsolidated partnerships and joint ventures, and impairment write-downs of depreciable real estate, when applicable. We calculate FFO in accordance with the NAREIT definition.

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

[2]

Other expenses for 2011 totaled $402,000 and were related to acquisition costs. Other expenses for 2010 totaled $5,298,000 and included $3,998,000 related to acquisition costs and a one-time $1,300,000 charge associated with the resignation of our Chief Operating Officer. Other expenses for 2009 totaled $13,522,000, which represent a $12,922,000 abandonment charge related to three sites under option agreements or letters of intent and a $600,000 severance charge. Other expenses for 2008 totaled $5,719,000, which represented a $5,119,000 abandonment charge related to three sites under option agreements or letters of intent and a $600,000 severance charge.

[3]

Represents preferred stock issuance costs related to the redemption of our 6.75% Series C Cumulative Redeemable Preferred Stock during the quarter ended June 30, 2011; the purchase of 840,285 shares of 6.75% Series D Cumulative Redeemable Preferred Stock during the quarter ended September 30, 2011; and the redemption of 8.08% Series B Cumulative Redeemable Preferred Stock during the quarter ended September 30, 2007.

[4]	Under earnings per share guidance, common share equivalents deemed to be anti-dilutive are excluded from the diluted per share calculations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a self-administered equity real estate investment trust, or REIT, focused on the ownership, operation, development, and acquisition of apartment communities. Our operating and investment activities are primarily focused on the major metropolitan markets within the state of California, and in the Seattle, Washington region. We also own and operate apartment communities in the Phoenix, Arizona and in the Denver, Colorado metropolitan markets. At December 31, 2011, our portfolio had real estate assets with a net book value of approximately $3.3 billion that included 76 wholly or majority owned completed apartment communities, aggregating 21,336 units; eleven multifamily communities owned in joint ventures, comprised of 3,592 apartment units; and seven apartment communities in various stages of construction and development. We earn revenue and generate operating cash flow primarily by collecting monthly rent from our apartment residents.

Our 2011 results, when compared to 2010 and 2009 annual results reflect the impact of improving fundamentals for the multifamily industry. We experienced same store revenue growth in 2011 of 3.4% after experiencing consecutive years of declines of 2.0% in 2010 and 3.9% in 2009. Operating fundamentals, driven by low levels of new supply and an increase in the propensity to rent, began to improve in 2010 and continued to strengthen throughout 2011. Although unemployment levels following the severe recession that started in late 2007 remain elevated at 11% in California and 8.5% in Washington, we experienced job growth in our core markets in 2011. Over 150,000 jobs were added in 2011 and over 100,000 of these jobs came in the second half of 2011.

On the investment side, the landscape remains competitive within our markets despite the broader economic volatility. We continue our approach of opportunistically sourcing acquisitions that make sense from a location and long-term return perspective.

We were active early cycle acquirers during the past 24 months closing on over $462 million of on balance sheet communities and increasing our operating real estate portfolio by 14.5% since December 31, 2009. We continue to look for well located existing assets that will complement our existing portfolio but, given the competition in the acquisition environment in which we operate we expect to be more active investing in development properties which can provide a higher return in many cases than that of acquisitions at this time in the cycle.

During 2011, we acquired three operating communities consisting of 652 units and each located within California for an aggregate purchase price of $170,127,000. We also disposed of two communities (in the Inland Empire region of California) for combined gross proceeds of $65,175,000. The dispositions produced net gains on the sales totaling $14,489,000. The acquisition and disposition activity in 2011 reflects our strategy of concentrating our investments in coastal metropolitan areas which we believe possess stronger long-term growth prospects and reducing our exposure in the eastern portion of the Inland Empire which we believe does not present the same long-term growth prospects as our coastal markets.

We also continued to strengthen our financial position and balance sheet flexibility during 2011. Through a combination of common equity issuance and property dispositions, we raised over $547,000,000 in capital. The proceeds from these activities were used to fund investment activity, refinance near-term debt maturities and reduce our overall level of leverage.

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

To better understand our overall results, our 76 wholly or majority owned apartment communities can be characterized as follows:

•	18,641 units in 66 communities were owned, completed and stabilized for all of 2011 and 2010 (“same-store”) communities;

•

566 units in two development communities were experiencing lease up and stabilization during 2011 and 2010 and as a result did not have comparable year-over-year operating results (“non same-store”); and

•	1,689 units in seven communities were acquired during 2011 and 2010 and as a result did not have comparable year-over-year operating results (“non same-store”); and

•	440 units were moved from same-store operating communities into rehabilitation/redevelopment community category during 2011.

In addition to year-over-year economic operating performance, our results of operations for the three years ended December 31, 2011 were affected by income derived from property acquisitions and development completions of apartment communities, offset by the cost of capital associated with financing these transactions. Our book capitalization grew to $3.4 billion at December 31, 2011 from $3.0 billion at December 31, 2009, reflecting capital raised through offerings of debt and equity.

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2011, 2010 and 2009

Revenues

Total revenues were $383,044,000 in 2011, $359,543,000 in 2010 and $354,634,000 in 2009, including revenues from discontinued operations. The increase in rental income in 2011 was derived from both properties developed and acquired and a 3.4% increase in same store property revenue. A summary of revenues for the years ended December 31, 2011, 2010 and 2009 follows:

	2011 Total	% of Total Revenues	2010 Total	% of Total Revenues	2009 Total	% of Total Revenues
Rental income	$357,505,000	93%	$322,510,000	90%	$307,186,000	87%
Ancillary income(1)	13,876,000	3%	12,455,000	3%	11,957,000	3%
Revenues from discontinued operations	6,239,000	2%	19,466,000	5%	29,703,000	8%

Total Rental and Ancillary income	377,620,000		354,431,000		348,846,000

Income from unconsolidated entities	2,888,000	1%	2,178,000	1%	2,329,000	1%
Other income	2,536,000	1%	2,934,000	1%	3,459,000	1%

Total revenue	$383,044,000	100%	$359,543,000	100%	$354,634,000	100%

(1)	Ancillary income is defined as any non-rental income earned per occupied unit during the period.

Composite of Change in Year over Year Revenues

	2011 Change	2010 Change(1)
Same-store Communities	$10,578,000	$(6,407,000)
Non same-store Communities	25,838,000	22,200,000

Total change in Rental and Ancillary revenues from continuing operations	$36,416,000	$15,793,000

(1)	Represents 2010 same-store pool and prior period results and do not tie internally to restated 2010 amounts, whereas, 2011 results reflect current same-store results.

Rental and Ancillary Income

The $25,838,000 increase in revenue from non-same-store properties represents the increase in the size of the portfolio from recently completed development properties and properties acquired in 2010 and 2011. Same store revenues increased by $10,578,000 or 3.4% and decreased by $6,407,000 or 2.0% for the years ended December 31, 2011 and 2010, respectively. The 2011 same store increase was primarily due to a 3.8% increase in average monthly revenue earned per unit in the same-store portfolio in 2011 to $1,508 per unit from $1,453 per unit in 2010. Average monthly revenue is comprised of rental and ancillary income earned on occupied units during the period and net of concessions of $9 per month per occupied unit during the period.

As described above, the increase in rental and ancillary revenues primarily relates to acquired and developed communities. The following table summarizes our multifamily property development completed, acquired and dispositions:

	Year Ended December 31,
	2011	2010	2009
Total cost of development properties completed	—	$119,698,000	$282,934,000

# of units completed	—	566	801

Total cost of properties acquired	$170,127,000	$292,100,000	—

# of units acquired	652	1,037	—

Approximate gross sales proceeds of dispositions	$65,175,000	$167,327,000	$67,000,000

# of units sold	634	1,530	752

	December 31,
	2011	2010	2009
Number of wholly or majority owned operating properties	76	75	73
Average portfolio physical occupancy rates for operating properties	95%	95%	95%

Portfolio occupancy is calculated by dividing the total occupied units by the total units in stabilized communities in the portfolio.

Other income

Other income for the years ended December 31, 2011, 2010 and 2009, is comprised of the following:

	2011	2010	2009
Joint venture management fees	$1,843,000	$1,715,000	$1,700,000
Interest income	369,000	555,000	650,000
Legal and insurance settlements	40,000	530,000	640,000
Disposition fee	144,000	—	—
Other	140,000	134,000	469,000

Total	$2,536,000	$2,934,000	$3,459,000

Expenses

Real estate expenses

A summary of our real estate expenses, excluding discontinued operations is as follows:

	Year ended December 31,
	2011	2010	2009
Real estate expenses	$119,212,000	$108,634,000	$99,951,000
Real estate expenses as a percent of rental and ancillary income from continuing operations	32%	32%	31%
“Same-store” expense % change(1)	1.5%	1.7%	1.9%

(1)	Prior year changes represent previously reported amounts and are not updated for the 2011 same-store pool.

Real estate expenses for multifamily rental properties (which include repairs and maintenance, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) increased $10,578,000, or 9.7%, for the year ended December 31, 2011, as compared to the prior year. The primary driver of overall expense increase was non same-store properties that were acquired or recently delivered. Same-store expenses increased $1,520,000, or 1.5%, $1,621,000, or 1.7%, and $1,831,000, or 1.9% in 2011, 2010 and 2009, respectively, as a result.

During the year ended December 31, 2011, we were successful in appealing property tax values on numerous properties, primarily in California and the Seattle, Washington area, which lead to lower expenses during the year. Property taxes comprised 28%, 29% and 31% of real estate expenses in the current same store pool during the year ended December 31, 2011, 2010 and 2009, respectively. Across the same store portfolio, property taxes decreased $559,000 or 1.9% in 2011 from 2010.

Real estate expenses shown in the table above exclude real estate expense from discontinued operations which totaled $2,462,000, $7,532,000 and $11,321,000 for 2011, 2010 and 2009, respectively.

Provision for depreciation

The provision for depreciation totaled $102,574,000, $90,038,000 and $81,251,000 for the years ending 2011, 2010 and 2009, respectively. The provision for depreciation increased $12,536,000, or 14%, for the year ended December 31, 2011 compared to 2010, and increased $8,787,000, or 10.8%, for the year ended December 31, 2010 compared to 2009. The increases in 2011 and 2010 resulted from higher depreciable bases on acquisitions and development properties completed.

Interest expense

Common equity issuance has reduced debt as a percentage of gross assets to 41% at December 31, 2011, compared to 47% at December 31, 2010 and 52%, at December 31, 2009. As a result, lower leverage levels have reduced the absolute levels of interest expense incurred over the past three years. Conversely, we have higher levels of capitalized interest as the average construction in progress and land under development balances outstanding totaled $275,214,000, $221,800,000 and $307,559,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Weighted average cost of debt was 5.3%, 5.2% and 5.2% for the years ended December 31, 2011, 2010 and 2009, respectively. A summary of interest expense is as follows:

	Year ended December 31,
	2011	2010	2009
Interest on unsecured senior notes	$38,518,000	$31,440,000	$40,681,000
Interest on convertible debt	1,870,000	17,661,000	24,986,000
Interest on mortgage loans payable	45,611,000	44,294,000	28,163,000
Interest on unsecured line of credit	3,396,000	3,476,000	5,234,000

Total interest incurred	$89,395,000	$96,871,000	$99,064,000
Capitalized interest	(14,431,000)	(11,977,000)	(16,330,000)

Total interest expense	$74,964,000	$84,894,000	$82,734,000

Year-end debt balances were as follows:

	December 31,
	2011	2010	2009
Unsecured senior notes	$690,018,000	$738,563,000	$469,142,000
Convertible unsecured senior notes(1)	34,939,000	34,513,000	357,776,000
Mortgage loans payable	808,714,000	810,842,000	752,157,000
Unsecured line of credit	129,000,000	209,000,000	288,000,000

Total debt	$1,662,671,000	$1,792,918,000	$1,867,075,000

Weighted average interest rate for all debt at end of period	5.3%	5.2%	5.2%

(1)

The remaining $35,000,000 principal amount of the 4.125% convertible unsecured notes are callable by the Company on or after February 21, 2012. Subsequent to the end of the year, the Company announced it is exercising its right to redeem for cash all of the outstanding notes, at a redemption price equal to 100% of the principal amount of the notes outstanding, plus accrued and unpaid interest up to, but excluding, February 21, 2012 (the “Redemption Date”).

General and administrative expenses

General and administrative expenses for the three years ended December 31, were as follows:

	2011	2010	2009
General and administrative expenses	$21,768,000	$20,570,000	$17,390,000
Annual change as a percentage	5.8%	18.3%	(15.5)%
As a percentage of rental and ancillary revenues (including revenues from discontinued operations)	5.9%	5.8%	5.0%

General and administrative expenses increased 5.8% in 2011 primarily related to increased compensation costs. The 18% increase in general and administrative expenses in 2010 was primarily related to increased levels of stock-based compensation expense during the year. Total stock-based compensation in general and administrative expenses totaled $4,697,000, $4,785,000, and $2,596,000 during the years ending 2011, 2010, and 2009, respectively. Stock-based compensation expense during 2009 reflected the impact of decreased expectations for vesting levels of certain performance based awards due to the recessionary environment.

Office rents totaling $1,499,000, $1,433,000 and $1,405,000 for the years ended December 31, 2011, 2010 and 2009, respectively, are included in general and administrative expense.

Other expenses

Other expenses for the years ended December 31, 2011, 2010 and 2009, are comprised of the following:

	2011		2010		2009
Acquisition costs	$402,000	(1)	$3,998,000	(1)	—
Severance charge	—		1,300,000	(2)	$600,000
Abandonment charge	—		—		12,922,000	(3)

Total	$402,000		$5,298,000		$13,522,000

(1)

Represents costs related to acquisitions during 2011 and 2010. Effective January 1, 2009, we adopted an accounting standard requiring costs associated with the acquisition of operating properties be expensed as incurred. No operating communities were acquired during 2009.

(2)	Represents one-time charge associated with the resignation of our Chief Operating Officer.
(3)	Represents an abandonment charge related to three land sites under option agreements that we chose not to purchase.

Redeemable noncontrolling interest in income

Redeemable noncontrolling interest in income represent the earnings attributable to the noncontrolling members of our consolidated subsidiaries and totaled $1,168,000, $1,446,000, and $1,885,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Redeemable noncontrolling interests in income decreased in 2011 primarily due to redemptions of operating company units for cash. Conversions and redemptions of operating company units to common shares or cash totaled 454,273; 155,635; and 10,674 units for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, 160,882 operating company units remain outstanding. Subsequent to the end of the year, 158,975 operating company units were converted for shares of BRE common stock. As a result, 1,907 operating company units remain outstanding.

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

During 2011, we sold two communities in the eastern half of the Inland Empire totaling 634 units: Galleria at Towngate, with 268 units located in Moreno Valley, California; and Windrush Village, a 366 unit property located in Colton, California. The gross proceeds from the sales of the two communities were $65,175,000, resulting in a net gain of $14,489,000. The sale of these assets reduced our concentration of net operating income from the Inland Empire to 5.3% in 2011 from 7.4% in 2010.

During 2010, we sold four communities totaling 1,530 units: Montebello, with 248 units located in Seattle, Washington; Boulder Creek, a 264 unit property located in Riverside, California; Pinnacle Riverwalk, a 714 unit property located in Riverside, California; and Parkside Village, a 304 unit property located in Riverside, California. The four communities were sold for gross sales proceeds of $167,327,000 resulting in a net gain on sales of $40,111,000.

During 2009, we sold two communities totaling 752 units: Overlook at Blue Ravine, with 512 units located in Folsom, California; and Arbor Pointe, a 240 unit community located in Sacramento, California. The two communities were sold for gross sales proceeds of $67,000,000, resulting in a net gain on sales of $21,574,000. In addition to the two communities, we sold an excess parcel of land in Santa Clara, California, classified as held for sale at December 31, 2008, for gross sales proceeds totaling $17,100,000, approximately equal to the carrying value.

The net gain on sale and the combined results of operations for these eight properties for each year presented are included in discontinued operations on the consolidated statements of income. These amounts totaled $16,900,000, $47,699,000, and $32,787,000 for the years ended December 31, 2011, 2010 and 2009, respectively. There were no operating properties held for sale as of December 31, 2011.

Income from unconsolidated entities

Income from unconsolidated entities totaled $2,888,000, $2,178,000 and $2,329,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The totals for each year include our share of net income from the joint ventures we own.

During 2011, two joint venture assets were sold; The Landing at Bear Creek, a 224 unit joint venture community, located in Lakewood, Colorado; and The Pinnacle at Hunters Glen, a 264 unit joint venture community located in Thornton, Colorado. The Company had a 15% equity ownership in the communities and as a result received gross proceeds of $9,300,000 and recognized a net gain on the sale of $4,270,000.

Net (loss)/gain from extinguishment of debt

There was no gain or loss on extinguishment of debt during the year ended December 31, 2011. Net (loss)/gain on extinguishment of debt totaled ($23,507,000) and $1,470,000 for the years ended December 31, 2010 and 2009, respectively. The activity was driven by tender offers in 2010 and 2009, along with open market repurchases in each of those years. In 2009, the repurchases were done at less than par resulting in gains.

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

On April 15, 2009, we closed a fixed price cash tender offer for any and all of our outstanding 5.750% senior notes due 2009 and any and all of our outstanding 4.875% senior notes due 2010. As a result, $61,407,000 and $119,421,000 in aggregate principal amount of the 5.750% senior notes due 2009 and 4.875% senior notes due 2010, respectively, were validly tendered and we accepted, purchased and subsequently cancelled the notes. After giving effect to the purchase of the tendered notes, an aggregate principal amount of $30,579,000 of the 4.875% senior notes due in 2010, were paid in full during the 2010. The remaining principal balance of the 5.750% senior notes due in 2009 were paid in full during September 2009, as the notes came due.

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

During 2009, we repurchased $78,266,000 of our 4.125% convertible senior unsecured notes for an aggregate price of 92.99% of par, or approximately $72,776,000. We recognized a net gain on early extinguishment of debt of $2,870,000 in connection with this repurchase.

Dividends attributable to preferred stock

On August 15, 2011, we repurchased 840,285 shares of 6.75% Series D Cumulative Redeemable Preferred Stock at a price of $24.33 per share on the open market, a $0.67 discount to par resulting in a non cash return from preferred shareholders of $563,000. In addition, the initial issuance costs associated with these shares totaling $718,000 were charged to retained earnings during the third quarter of 2011. The net effect of the activity was a $155,000 charge to retained earnings during the third quarter of 2011. As of December 31, 2011, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock remain outstanding.

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

As stated above, our Series C Cumulative Redeemable Preferred Stock was outstanding for part of the year and a portion of our Series D Cumulative Redeemable Preferred Stock was outstanding for the entire year. Dividends for the Series C Cumulative Redeemable Preferred Stock for 2011 reflect the dividends earned from January 1, 2011 to the June 13, 2011, redemption date. Dividends for the 6.75% Series D Cumulative Redeemable Preferred Stock for 2011 reflect the dividends earned from January 1, 2011 to December 31, 2011. Included in the total are dividends earned from January 1, 2011 to August 10, 2011 for the 840,285 repurchased shares of 6.75% Series D Cumulative Redeemable Preferred Stock. Dividends totaled $7,655,000 for the year ended December 31, 2011, and $11,813,000 for the years ended December 31, 2010, and 2009 are attributable to preferred stock represent the dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. Our Series D Cumulative Redeemable Preferred Stock has a $25.00 per share liquidation preference and became callable at our election in December of 2009.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the year ended December 31, 2011 was $66,461,000, or $0.93 per diluted share, as compared with $41,576,000, or $0.67 per diluted share, for the year ended December 31, 2010, and $50,642,000, or $0.95 per diluted share, for the year ended December 31, 2009.

Liquidity and Capital Resources

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. Annual cash flows from operating activities exceeded annual distributions to common shareholders, preferred shareholders and minority members by approximately $54,000,000, $34,000,000 and $16,000,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured line of credit provides adequate liquidity to address temporary cash shortfalls.

On May 11, 2011, we completed an equity offering of 9,200,000 common shares, including shares issued to cover over-allotments, at $48.00 (prior to a $1.92 per under writers discount) per share. Total gross proceeds from this offering were approximately $441,508,000. We used the proceeds, net of the discount, of approximately $423,936,000 from the offering for general corporate purposes and to repay borrowings under its unsecured line of credit.

On February 24, 2010, we entered into Equity Distribution Agreements (EDAs) under which we may issue and sell from time to time through or to our sales agents shares of our common stock having an aggregate offering price of up to $250,000,000. During 2011, 1,291,537 shares were issued under the EDAs, with an average gross share price of $47.55 for total gross proceeds of approximately $61,414,000. As of December 31, 2011, the remaining capacity under the EDAs totals $163,600,000. Proceeds were used for general corporate purposes, which included reducing borrowings under our unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding securities and funding for development activities. During 2010, 581,055 shares were issued under the EDAs for gross proceeds of approximately $25,000,000 with an average gross share price of $43.02. Proceeds were used for general corporate purposes, which included reducing borrowings under our unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding securities and funding for development activities.

During January 2011, we paid off the remaining aggregate principal amount of $48,545,000 of our 7.450% senior notes as they matured.

On April 7, 2010, we completed an equity offering of 8,050,000 common shares, including shares issued to cover over-allotments, at $34.25 per share. Total gross proceeds from this offering were approximately $275,713,000 before deducting the underwriting discount and other offering expenses paid by the Company. The Company used the net proceeds of approximately $263,498,000 from the offering for general corporate purposes, which included reducing borrowings under its unsecured line of credit.

Effective February 24, 2010, we terminated the EDAs the Company entered into on May 14, 2009 under which we could issue and sell from time to time through or to our sales agent shares of our common stock having an aggregate offering price of up to $125,000,000. During 2009, 3,801,185 shares were issued under the EDAs for gross proceeds of approximately $104,600,000 with an average gross share price of $27.52. Proceeds were used for general corporate purposes, which included reducing borrowings under our unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding securities and funding for development activities. During 2010, there were no shares issued under the EDAs entered into on May 14, 2009.

During 2011, 2010 and 2009 we invested $161,280,000, $101,239,000 and $155,451,000 respectively in capital expenditures. Development, rehabilitation/redevelopment and capital expenditures are expected to be between $241,000,000 and $318,000,000 for the year ending December 31, 2012.

	Year ended December 31,
(amounts in thousands)	2012 Range	2011	2010	2009
New development (including land)	$190,000-$240,000	$124,249	$71,630	$127,902
Rehab expenditures	30,000-55,000	15,869	5,944	7,097
Capital expenditures	21,000-23,000	21,162	23,665	20,452

Total capital expenditures	$241,000-$318,000	$161,280	$101,239	$155,451

Tender Offers and Repurchase Activity

On October 13, 2010, we closed a fixed price cash tender offer for any and all of our 4.125% convertible senior unsecured notes due in 2026. The convertible notes are putable to the company in February 2012, August 2013, August 2016 and August 2021. The decision to tender for and retire the majority of outstanding bonds was based on our desire to take advantage of the favorable interest rate environment for long-term debt in 2010 while also avoiding the potential put of these notes in 2012, the same year that our unsecured line of credit was scheduled to expire. As a result of this tender offer, $321,334,000 in aggregate principal amount of our 4.125% convertible senior unsecured notes due in 2026 were validly tendered, and we accepted, purchased and subsequently cancelled the notes for an aggregate purchase price of 104% of par, or approximately $334,187,360. After the tender offer an aggregate principal amount of $35,000,000 of the notes remained outstanding. We recognized a net loss on early debt extinguishment of $22,949,000 in connection with the tender offer.

During June 2010, we repurchased $15,000,000 of our 4.125% convertible senior unsecured notes at par. The Company recognized a net loss on early debt extinguishment of $558,000 in connection with the repurchase.

2010 Debt Tender/Repurchase Summary

(Amounts in thousands)

Security	Cash Principal Outstanding		Bonds Retired	Cash Paid	Principal Amount Remaining		% of Par	Extinguishment loss	Write off of Unamortized Discounts / Fees	Net (Loss)
4.125% Senior Notes	$371,334	(1)	$15,000	$15,000	$356,334		100.00%	—	($558)	($558)

Open Market Repurchase	$371,334		$15,000	$15,000	$356,334		100.00%	—	($558)	($558)
4.125% Senior Notes	$356,334	(2)	$321,334	$334,187	$35,000		104.00%	($12,853)	($10,096)	($22,949)

Debt Tender Total	$356,334		$321,334	$334,187	$35,000		104.00%	($12,853)	($10,096)	($22,949)

Total Tender/Repurchase	$371,334		$336,334	$349,187	$35,000	(3)	103.82%	($12,853)	($10,654)	($23,507)

(1)	Balance as of December 31, 2009.
(2)	Balance prior to October, 2010 tender offer.
(3)	Balance as of December 31, 2010.

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

On April 1, 2009, we closed a fixed price cash tender offer for any and all of our outstanding 7.450% senior notes due 2011 and any and all of our outstanding 7.125% senior notes due in 2013. As a result, $201,455,000 and $89,982,000 in aggregate principal amount of the 7.450% senior notes due 2011 and 7.125% senior notes due in 2013, respectively, were validly tendered and we accepted, purchased and subsequently cancelled the notes. After giving effect to the purchase of the tendered notes, an aggregate principal amount of $48,545,000 7.450% senior notes due 2011 were paid in full in 2011, and $40,018,000 7.125% senior notes due in 2013, respectively, remain outstanding.

During 2009, we repurchased $78,266,000 of our 4.125% convertible senior unsecured notes for an aggregate price of 92.98% of par, or approximately $72,776,000.

Net gain on extinguishment of debt totaled $1,470,000 for the year ended December 31, 2009.

Fixed rate Unsecured Senior notes and Unsecured line of credit

On September 22, 2010, we closed an offering of $300,000,000 of 10.5 year senior unsecured notes. The notes will mature on March 15, 2021 with a coupon rate of 5.20%. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $297,477,000. Proceeds from these offerings have been used for general corporate purposes, including the repayment of debt, redemption of equity securities, funding for development activities and financing for acquisitions. Pending these uses, we initially used the proceeds from these offerings to reduce borrowings under our unsecured line of credit.

Through December 31, 2011 we maintained an unsecured line of credit with a total commitment of $750,000,000. Based on our then current debt ratings, the line of credit accrued interest at London Interbank Offered Rate (LIBOR) plus 47.5 basis points. In addition, we paid a 0.15% annual facility fee on the total commitment of the facility. Borrowings under our unsecured line of credit totaled $129,000,000 at December 31, 2011, compared to $209,000,000 at December 31, 2010. Borrowings under the unsecured line of credit were used to fund acquisition and development activities as well as for general corporate purposes. Balances on the unsecured line of credit were typically reduced with available cash balances. The unsecured line of credit was terminated subsequent to December 31, 2011.

Subsequent to the year ended December 31, 2011, we entered into a $750,000,000 unsecured line of credit (the “Credit Agreement”). The Credit Agreement has an initial term of 39 months, terminates on April 3, 2015 and replaces our previous $750,000,000 unsecured line of credit. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 120 basis points. In addition, we pay a 0.20% annual facility fee on the total commitment amounts of the facility.

The total principal amount in unsecured senior notes outstanding at December 31, 2011, consist of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate (Coupon)
February 2012(1)	$34,939,000	6.01%
February 2013	40,018,000	7.13%
March 2014	50,000,000	4.70%
March 2017	300,000,000	5.50%
March 2021	300,000,000	5.20%

Total/Weighted Average Interest Rate	$724,957,000	5.44%

(1)

The principal amount of our 4.125% convertible senior unsecured notes is $35,000,000. The notes are callable by us on or after February 21, 2012. The interest rate and note balance have been adjusted in accordance with guidance on convertible debt instruments. Subsequent to the year ended December 31, 2011, the Company gave notice that it will be calling the remaining outstanding 2012 4.125% convertible senior unsecured notes on February 21, 2012.

Secured Debt

On December 31, 2011, we had mortgage loans and a secured credit facility with a total principal amount outstanding of $808,714,000, at an effective interest rate of 5.60%, and remaining terms ranging from 1 year to 9 years.

Subsequent to the year ended December 31, 2011, the Company prepaid the single property mortgage on our Alessio operating community for $66,168,027 including principal and accrued interest prior to its scheduled maturity, with no prepayment penalty.

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

On April 7, 2009, we closed a $620,000,000 secured credit facility. The facility consists of two $310,000,000 tranches. The first tranche has a fixed rate term of 10 years and has a maturity date of May 1, 2019. The second tranche has a maturity date of September 1, 2020, with a fixed rate term for the first 10 years and a variable rate for the remaining one-year period. Together, the effective composite annual cost of debt is 5.6% inclusive of rate hedging transactions. Fifteen multifamily properties totaling 4,651 units with a net carrying value of $607,500,000 secured the credit facility at the time of closing.

As of December 31, 2011, we had total outstanding debt balances of $1,662,671,000 and total outstanding shareholders’ equity and redeemable noncontrolling interests of $1,626,927,000, representing a debt to total book capitalization ratio of approximately 51%.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants throughout the year ended December 31, 2011.

We anticipate that we will continue to require outside sources of financing to meet all our long-term liquidity needs beyond 2011, including scheduled debt repayments, construction funding and property acquisitions. At December 31, 2011, we had an estimated cost of $307,300,000 to complete existing construction in progress, with funding estimated to be incurred through the fourth quarter of 2014.

Scheduled contractual obligations required for the next five years and thereafter as of December 31, 2011 are as follows:

Contractual Obligations	Total	Less than 1 year(1)	1-3 years	3-5 years	More than 5 years
	(amounts in thousands)
Long-term debt obligations	$1,662,732	$230,742	$124,368	$17,003	$1,290,619
Lease obligations	17,082	1,823	3,622	2,511	9,126

Total	$1,679,814	$232,565	$127,990	$19,514	$1,299,745

(1)	4.125% 2012 convertible senior unsecured notes are presented gross. The balance sheet carrying value at December 31, 2011 reflects a debt discount of $61 thousand.

We continue to consider other sources of possible funding, including further joint ventures and additional secured debt. We own unencumbered real estate assets that could be sold, contributed to joint ventures or used as collateral for financing purposes (subject to certain lender restrictions) and have encumbered assets with significant equity that could be further encumbered should other sources of capital not be available.

We have joint venture co-investments in properties that are unconsolidated and accounted for under the equity method of accounting. Management does not believe these investments have a materially different impact upon our liquidity, cash flows, capital resources, credit or market risk than our property management and ownership activities. These joint ventures are discussed in Note 4 of the Company’s Consolidated Financial Statements.

As of December 31, 2011 we have 76 wholly or majority owned operating properties with a gross book value of approximately $3,607,045,000. Nineteen of the 76 operating properties with gross book values of approximately $1,066,705,000 are encumbered with secured financing totaling $808,714,000. The remaining 57 operating properties are unencumbered with an approximate gross book value of $2,540,341,000. Majority owned subsidiary entities that own seven of the 57 unencumbered operating properties, with an approximate gross book value of $231,977,000 are subject to guarantees of our unsecured line of credit at December 31, 2011.

On January 5, 2012, we entered into a new $750,000,000 unsecured line of credit (the “Credit Agreement”) and terminated the previous unsecured line of credit. Majority owned subsidiaries no longer guarantee our unsecured line of credit as amended and restated.

Under applicable accounting guidance, the managing member of a limited liability company, or LLC, is presumed to control the LLC unless the non-managing member(s) have certain rights that preclude the managing member from exercising unilateral control. We have reviewed our control as the managing member of our joint venture assets held in LLCs and concluded that we do not have control over any of those LLCs we manage. Consequently, we have applied the equity method of accounting to our investments in joint ventures. We consolidate entities not deemed to be variable interest entities that we have the ability to control. The accompanying consolidated financial statements include our accounts and our ownership in other controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Investments in Rental Properties

Rental properties are recorded at cost, less accumulated depreciation, less an adjustment, if any, for impairment. Costs associated with the purchase of operating communities are allocated between land, building, personal property and intangibles when applicable, based on their estimated fair value in accordance with Financial Accounting Standards Board (FASB) business combination guidance. Land value is assigned based on the purchase price if land is acquired separately, or its estimated fair market value based upon market comparables if acquired in a merger or in an operating community acquisition.

Where possible, we stage construction to allow leasing and occupancy during the construction period, which we believe minimizes the duration of the lease-up period following completion of construction. Our accounting policy related to properties in the development and leasing phase is to expense all operating expenses associated with completed apartment units, including costs associated with the lease up of the development. Projects under development are carried at cost, including direct and indirect costs incurred to ready the assets for their intended use and which are specifically identifiable, including interest and property taxes until units are placed in service. Interest is capitalized on the construction in progress at a rate equal to our weighted average cost of debt. We have a development group which manages the design, development and construction of apartment communities. Project costs related to the development and construction of apartment communities (including interest and related loan fees, property taxes, and other direct costs including municipal fees, permits, architecture, engineering and other professional fees) are capitalized as a cost of the project. Indirect development costs, including salaries, share based payment and bonuses, benefits, office rent, and associated costs for those individuals directly responsible for development activities are also capitalized and allocated to the projects based on development and construction personnel time allocations. Capitalized indirect development costs totaled approximately $12,178,000, $8,433,000 and $10,173,000 for the twelve month periods ended December 31, 2011, 2010 and 2009, respectively. Indirect costs not related to development and construction activity are expensed as incurred. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that increase the value of the property or extend its useful life are capitalized.

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

In accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets, our investments in real estate are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of estimated fair value is based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimated fair value is warranted. There were no assets for which an adjustment for impairment in value was made in 2011, 2010 or 2009.

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

Share-Based Payments

FASB guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant date fair values.

Stock-based compensation cost is measured at the grant date fair value and is recognized, net of estimated forfeitures, and expensed ratably over the requisite service period, which is generally the vesting period. The cost related to stock-based compensation included in the determination of consolidated net income includes all awards outstanding that vested during these periods.

Under the 1992 Stock Option Plan and the 1999 BRE Stock Incentive Plan, as amended, and the Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan, we award service based restricted stock, performance based restricted stock without market conditions, performance based restricted stock with market conditions, and stock options.

We measure the value of the service based restricted stock and performance based restricted stock without market conditions at fair value on the grant date, based on the number of units granted and the market value of our common stock on that date. Guidance requires compensation expense to be recognized with respect to the restricted stock if it is probable that the service or performance condition will be achieved. As a result, we amortize the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period for service based restricted stock. For service based restricted stock awards, we evaluate our forfeiture rate at the end of each reporting period based on the probability of the service condition being met. For performance based restricted stock awards without market conditions, we amortize the fair value, net of estimated forfeitures, as stock based compensation expense using the accelerated method with each vesting tranche valued as a separate award. The fair value of performance based restricted stock awards with market conditions is determined using a Monte Carlo simulation to estimate the grant date value. We amortize the fair value of these awards with market conditions, net of estimated forfeitures, as stock-based compensation on a straight-line basis over the vesting period regardless of whether the market conditions are satisfied in accordance with share-based payment guidance.

We estimated the fair value of our options using a Black-Scholes valuation model using various assumptions to determine their grant date fair value. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period.

Consolidation

Arrangements that are not controlled through voting or similar rights are reviewed under the applicable accounting guidance for variable interest entities or “VIEs.” A Company is required to consolidate the assets, liabilities and operations of a VIE if it is determined to be the primary beneficiary of the VIE.

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

Under the guidance, an entity is a VIE and subject to consolidation, if by design a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. We reviewed the consolidation guidance and concluded that our joint venture LLCs are not VIEs. We further reviewed the management fees paid to us by our joint ventures and determined that they do not create variable interests in the entities. As of December 31, 2011, we have two land purchase options outstanding from unrelated third party entities. The Company determined that although the selling entities are generally VIE’s, BRE does not have the power to direct the activities that most significantly affect the entity’s economic performance, and therefore, consolidation is not appropriate.

Under applicable accounting guidance, the managing member of a limited liability company, or LLC, is presumed to control the LLC unless the non-managing member(s) have certain rights that preclude the managing member from exercising unilateral control. We have reviewed our control as the managing member of our joint venture assets held in LLCs and concluded that we do not have control over any of those LLCs we manage. Consequently, we have applied the equity method of accounting to our investments in joint ventures.

At December 31, 2011, all cash deposits for land purchase option agreements were non-refundable.

We consolidate entities not deemed to be VIEs that we have the ability to control. The accompanying consolidated financial statements include our accounts, the Operating Company and other controlled subsidiaries. At December 31, 2011, we owned 99% of the Operating Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Impact of Inflation

Approximately 99% of our total revenues for 2011 were derived from apartment properties. Due to the short-term nature of most apartment unit leases (typically one year or less), we may seek to adjust rents to mitigate the impact of inflation upon renewal of existing leases or commencement of new leases, although we cannot assure that we will be able to adjust rents in response to inflation. In addition, market rates may also fluctuate due to short-term leases and other permitted and non-permitted lease terminations.

Dividends Paid to Common and Preferred Shareholders and Distributions to Noncontrolling Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. The payment of distributions by BRE is at the discretion of the Board of Directors and depends on numerous factors, including our cash flow, financial condition and capital requirements, REIT provisions of the Internal Revenue

Code and other factors. The quarterly common dividend payment of $0.3750 is equivalent to $1.50 per common share on an annualized basis. Cash dividends per common share were $1.50 in 2011, $1.50 in 2010, and $1.88 in 2009. Total cash dividends paid to common shareholders for the three years ended December 31, 2011, 2010 and 2009 were $109,482,000, $93,741,000, and $100,681,000, respectively. Dividends paid to preferred shareholders were $7,655,000 in 2011, and $11,813,000 in 2010 and 2009.

Distributions accrued and paid to noncontrolling interests were $1,168,000, $1,446,000 and $1,885,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The fair values of our financial instruments (including such items in the financial statement captions as cash, other assets, accounts payable and accrued expenses, and lines of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of our mortgage loans and unsecured senior notes is approximately $1,612,849,000 at December 31, 2011, as compared with a carrying value of $1,533,671,000 at that date.

We had $129,000,000 and $209,000,000 in variable rate debt outstanding at December 31, 2011 and 2010, respectively. A hypothetical 10% adverse change in our current base interest rates would have had an annualized unfavorable impact of approximately $240,000 and $400,000 on our earnings and cash flows based on these period-end debt levels and our average variable interest rates for the twelve months ended December 31, 2011 and 2010, respectively. We cannot predict the effect of adverse changes in interest rates on our variable rate debt and, therefore, our exposure to market risk, nor can we assure that fixed rate, long-term debt will be available to us at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

As of December 31, 2011, the end of the quarter and fiscal year covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company on the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of:

BRE Properties, Inc

We have audited BRE Properties, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BRE Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, BRE Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BRE Properties, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of BRE Properties, Inc. and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, CA

February 17, 2012

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

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Identification of Directors. The information required by this Item is incorporated herein by reference to our Proxy Statement relating to our 2012 Annual Meeting of Shareholders, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2011. A summary of the directors and their principal business for the last five years follows:

Paula F. Downey	Ms. Downey has been our Director since March 2008. Currently, Ms. Downey is President and CEO of the AAA Northern California Nevada and Utah Insurance Exchange. She served as President of AAA Northern California, Nevada and Utah (CSAA) from 2005 to 2010. She was Chief Operations Officer from 2003 through 2005 and Senior Vice President and Chief Financial Officer from 2000 to 2003, and was named CEO in July of 2010. Ms. Downey serves as an officer of California State Automobile Association, California State Automobile Association Inter-Insurance Bureau, and as a director of their subsidiaries including Pacific Lighthouse Reinsurance Ltd., Western United Insurance Company, CSAA Life and Financial Services, Inc., ACA Insurance Company, ACA Member Services Company, and Ceres Reinsurance, Inc. Ms. Downey is 56 years old.

Irving F. Lyons, III	Mr. Lyons has been our Director since 2006. Mr. Lyons currently serves on the Board of Directors of Equinix, Inc. and ProLogis. He served as Vice Chairman of ProLogis, a global provider of distribution facilities and services, from 2001 through May 2006. He was Chief Investment Officer from March 1997 to December 2004, and held several other executive positions since joining ProLogis in 1993. Prior to joining ProLogis, he was a Managing Partner of King & Lyons, a San Francisco Bay Area industrial real estate development and management company, since its inception in 1979. Mr. Lyons is 62 years old.

Christopher J. McGurk	Mr. McGurk has been our Director since 2006. Currently, Mr. McGurk is Chairman and Chief Executive Officer of Cinedigm Digital Cinema Corporation, a NASDAQ-listed provider of digital services, advertising, software and content distribution to theaters. From 2006 to 2010, Mr. McGurk served as CEO of Overture Films, a motion picture studio. Prior to his post at Overture Films, Mr. McGurk served as Vice Chairman and COO of Metro-Goldwyn-Mayer, Inc. (MGM), a motion picture, television, home video, and theatrical production and distribution company, from 1999 to 2005. From 1996 to 1999, Mr. McGurk served in executive capacities with Universal Pictures, a division of Universal Studios Inc., most recently as President and COO. Mr. McGurk is 55 years old.

Matthew T. Medeiros	Mr. Medeiros has been our Director since 2005. Mr. Medeiros has served as President, Chief Executive Officer and Director of SonicWALL, a global Internet security company, since March 2003. From 1998 to December 2002, he served as Chief Executive Officer of Philips Components, a division of Royal Philips Electronics, a consumer electronics company. Mr. Medeiros served as Chairman of the Board, LG.Philips LCD, a liquid crystal display joint venture, from 2001 to 2002. Mr. Medeiros is 55 years old.

Constance B. Moore	Ms. Moore has been our Director since 2002. Ms. Moore has served as President and Chief Executive Officer of the Company since January 1, 2005, and was President and Chief Operating Officer in 2004. Ms. Moore was Executive Vice President and Chief Operating Officer of BRE from July 2002 through December 2003. She held several executive positions with Security Capital Group & Affiliates, an international real estate operating and investment management company, from 1993 to 2002, including Co-Chairman and Chief Operating Officer of Archstone-Smith Trust. Ms. Moore is 56 years old.

Jeanne R. Myerson	Ms. Myerson has been our Director since 2002. Ms. Myerson has served as President and Chief Executive Officer of The Swig Company, a private real estate investment firm, since 1997. She served as President and Chief Executive Officer of The Bailard, Biehl & Kaiser REIT from 1993 to 1997. Ms. Myerson is 58 years old.

Jeffrey T. Pero	Mr. Pero has been our Director since 2009. He is a former partner of Latham & Watkins (LW), an international law firm, and has been engaged in the practice of law since 1971. As partner, his focus was public and private debt and equity financings; mergers and acquisitions; corporate governance; and compliance with U.S. securities laws. He has lectured extensively on these topics in the United States and England. Mr. Pero also served as primary outside counsel to several publicly traded companies, including BRE. He served as the managing partner of the LW London office from 1990 to 1994. Mr. Pero is 65 years old.

Thomas E. Robinson	Mr. Robinson has been our Director since 2007. Currently, Mr. Robinson is senior advisor to the real estate investment banking group at Stifel, Nicolaus & Company, Inc., St. Louis, MO and its prior affiliate Legg Mason, where he was previously a managing director. Prior to that position he served as the president and chief financial officer of Storage USA, Inc., from 1994-1997. Mr. Robinson currently serves on the Tanger Factory Outlet Centers, Inc. board of directors, is a former trustee/director of Centerpoint Properties Trust and Legg Mason Real Estate Investors, Inc., and a past member of the board of governors of the National Association of Real Estate Investment Trusts (NAREIT). Mr. Robinson is 64 years old.

Dennis E. Singleton	Mr. Singleton has been our Director since 2009. Mr. Singleton currently serves on the Board of Directors of Digital Realty Trust, Inc; as vice chairman of the board of trustees of Lehigh University; and is a board member and past president of the Glaucoma Research Foundation. Mr. Singleton was a founding partner of Spieker Properties, Inc., a Northern California-based commercial real estate investment trust (REIT), which was acquired by Equity Office Properties, Inc. in 2003. Mr. Singleton served as Chief Financial Officer and Director of Spieker Properties, Inc. from 1993 to 1995, Chief Investment Officer and Director from 1995 to 1997, and Vice Chairman and Director from 1998 to 2001. Mr. Singleton is 66 years old.

Thomas P. Sullivan	Mr. Sullivan has been our Director since 2009. He is a founding partner of Wilson Meany Sullivan (WMS), a San Francisco-based, privately owned real estate investment and development firm focused on urban infill locations in the western United States. At WMS, Mr. Sullivan’s focus is company management, identification of investment opportunities, major transactions, and debt and equity financing. Mr. Sullivan played a major role in the development of large-scale, technologically innovative projects in San Francisco, most notably Foundry Square, the Ferry Building and 250 Embarcadero (headquarters of Gap Inc.). Prior to WMS, Mr. Sullivan served as president of Wilson/Equity Office, a joint venture with Equity Office Properties Trust; and as senior vice president at William Wilson & Associates. Both companies were predecessors of WMS, which was formed by development partners of each entity in 2003. Mr. Sullivan is 54 years old.

(b)	Identification of Executive Officers. See “Executive Officers of the Registrant” in Part I of this report.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2011 Annual Meeting of Shareholders, under the headings “Executive Compensation and Other Information” and “Election of Directors—Governance, Board and Committee Meetings; Compensation of Directors,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2011.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2011 Annual Meeting of Shareholders, under the heading “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2011.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2011 Annual Meeting of Shareholders, under the headings “Certain Relationships and Related Transactions,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2011.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement, relating to our 2012 Annual Meeting of Shareholders, under the headings “Report of the Audit Committee” and “Fees of Ernst & Young LLP,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2011.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

1.	Financial Statements:

2.	Financial Statement Schedule:

Schedule III—Real Estate and Accumulated Depreciation	87

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

Dated February 17, 2012

BRE PROPERTIES, INC.

By:	/s/ CONSTANCE B. MOORE
Constance B. Moore President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CONSTANCE B. MOORE Constance B. Moore	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2012

/s/ JOHN A. SCHISSEL John A. Schissel	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2012

/s/ PAULA F. DOWNEY Paula Downey	Director	February 17, 2012

/s/ IRVING F. LYONS, III Irving F. Lyons, III	Director	February 17, 2012

/s/ CHRISTOPHER J. MCGURK Christopher J. McGurk	Director	February 17, 2012

/s/ MATTHEW T. MEDEIROS Matthew T. Medeiros	Director	February 17, 2012

/s/ JEANNE R. MYERSON Jeanne R. Myerson	Director	February 17, 2012

/s/ JEFFREY T. PERO Jeffrey T. Pero	Director	February 17, 2012

/s/ THOMAS E. ROBINSON Thomas E. Robinson	Director	February 17, 2012

/s/ DENNIS E. SINGLETON Dennis E. Singleton	Director	February 17, 2012

/s/ THOMAS P. SULLIVAN Thomas P. Sullivan	Director	February 17, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

BRE Properties, Inc.

We have audited the accompanying consolidated balance sheets of BRE Properties, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRE Properties, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BRE Properties, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion thereon .

/s/ Ernst & Young LLP

San Francisco, California

February 17, 2012

BRE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 31,
	2011	2010
A S S E T S
Real estate portfolio
Direct investments in real estate:
Investments in rental properties	$3,607,045	$3,464,466
Construction in progress	246,347	29,095
Less: Accumulated depreciation	(729,151)	(640,456)

	3,124,241	2,853,105

Equity interests in and advances to real estate joint ventures:
Investments in rental properties	63,313	61,132
Land under development	101,023	183,291

Total real estate portfolio	3,288,577	3,097,528
Cash	9,600	6,357
Other assets	54,444	52,362

Total assets	$3,352,621	$3,156,247

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Unsecured senior notes	$724,957	$773,076
Unsecured line of credit	129,000	209,000
Mortgage loans payable	808,714	810,842
Accounts payable and accrued expenses	63,273	52,070

Total liabilities	1,725,944	1,844,988

Redeemable noncontrolling interests	16,228	34,866

Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized at both December 31 2011 and 2010; 2,159,715 and 7,000,000 shares with $25 liquidation preference, issued and outstanding at December 31, 2011 and December 31, 2010	22	70
Common stock, $0.01 par value; 100,000,000 shares authorized at both December 31, 2011 and 2010; 75,556,167 and 64,675,815 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	756	647
Additional paid-in capital	1,818,064	1,441,048
Accumulated net income less than cumulative dividends	(208,393)	(165,372)

Total shareholders’ equity	1,610,449	1,276,393

Total liabilities and shareholders’ equity	$3,352,621	$3,156,247

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Years ended December 31,
	2011	2010	2009
Revenue
Rental income	$357,505	$322,510	$307,186
Ancillary income	13,876	12,455	11,957

Total rental revenue	371,381	334,965	319,143

Expenses
Real estate	119,212	108,634	99,951
Provision for depreciation	102,574	90,038	81,251
Interest	74,964	84,894	82,734
General and administrative	21,768	20,570	17,390
Other expenses	402	5,298	13,522

Total expenses	318,920	309,434	294,848

Other income	2,536	2,934	3,459
Net (loss)/gain on extinguishment of debt	—	(23,507)	1,470
Income before noncontrolling interests, partnership income and discontinued operations	54,997	4,958	29,224
Income from unconsolidated entities	2,888	2,178	2,329
Gain on sale of unconsolidated entities	4,270	—	—

Income from continuing operations	62,155	7,136	31,553
Net gain on sales of discontinued operations	14,489	40,111	21,574
Discontinued operations, net	2,411	7,588	11,213

Income from discontinued operations	16,900	47,699	32,787
Net income	$79,055	$54,835	$64,340
Redeemable noncontrolling interest in income	1,168	1,446	1,885
Net income attributable to controlling interests	77,887	53,389	62,455
Redemption related preferred stock issuance costs, net	3,771	—	—
Dividends attributable to preferred stock	7,655	11,813	11,813

Net income available to common shareholders	$66,461	$41,576	$50,642

Per common share data—Basic
Income/(loss) from continuing operations (net of preferred dividends, redemption related preferred stock issuance costs and redeemable noncontrolling interest in income)	$0.69	$(0.10)	$0.33
Income from discontinued operations	$0.24	$0.77	$0.62

Net income available to common shareholders	$0.93	$0.67	$0.95

Weighted average common shares outstanding—basic	71,220	61,420	52,760

Per common share data—Diluted
Income/(loss) from continuing operations (net of preferred dividends, redemption related preferred stock issuance costs and redeemable noncontrolling interest in income)	$0.69	$(0.10)	$0.33
Income from discontinued operations	$0.24	$0.77	$0.62

Net income available to common shareholders	$0.93	$0.67	$0.95

Weighted average common shares outstanding—diluted	71,670	61,850	53,000

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$79,055	$54,835	$64,340
Adjustments to reconcile net income to net cash flows generated by operating activities:
Net gain on sales of discontinued operations	(14,489)	(40,111)	(21,574)
Net gain on sales of unconsolidated entities	(4,270)	—	—
Net gain on sales of land	—	—	(121)
Net loss/(gain) on extinguishment of debt	—	23,507	(1,470)
Noncash abandonment of development pursuits	—	—	10,703
Noncash interest on convertible debt	322	4,778	6,404
Income from unconsolidated entities	(2,888)	(2,178)	(2,329)
Distributions of earnings from unconsolidated entities	4,263	3,564	2,857
Provision for depreciation	102,574	90,038	81,251
Provision for depreciation from discontinued operations	1,366	4,346	7,168
Stock based compensation expense	4,697	4,785	2,596
Change in other assets	(2,924)	1,585	1,594
Change in accounts payable and accrued expenses	4,471	(4,430)	(20,736)

Net cash flows generated by operating activities	172,177	140,719	130,683

Cash flows from investing activities
Purchase of operating real estate	(170,127)	(259,600)	—
Additions to land under development and predevelopment costs	(27,666)	(25,117)	(18,223)
Additions to construction in progress	(50,083)	(27,513)	(96,879)
Rehabilitation expenditures and other	(15,869)	(5,944)	(7,097)
Capital expenditures	(21,162)	(23,051)	(20,240)
Capital contribution to equity investment in real estate joint venture	(8,743)	—	—
Purchase of land	(46,500)	(19,000)	(12,800)
Deposits on property under contract to be purchased	—	—	(250)
Proceeds from sale of consolidated joint venture entities	9,349	—	—
Improvements to real estate joint ventures	(0)	(614)	(212)
Proceeds from sale of land	—	—	10,100
Additions to furniture fixture and equipment	(30)	(127)	(605)
Proceeds from sales of rental property, net of closing costs	63,486	163,705	65,669

Net cash flows used in investing activities	(267,345)	(197,261)	(80,537)

Cash flows from financing activities
Principal payments on mortgage loans and unsecured senior notes	(2,128)	(2,165)	(19,339)
Proceeds from new mortgage loans, net	—	28,350	617,144
Proceeds from issuance of unsecured senior notes, net	—	297,477	—
Premium to par paid on convertible notes repurchase	—	(12,853)	—
Repurchase/repayment of convertible notes, repayment of unsecured notes	(48,545)	(366,913)	(683,639)
Lines of credit:
Advances	454,000	590,000	923,000
Repayments	(534,000)	(669,000)	(880,000)
Proceeds from exercises of stock options and other, net	7,647	17,931	2,213
Shares retired for tax withholding	(2,625)	(4,780)	(472)
Redemption of preferred stock	(120,496)	—	—
Proceeds from dividend reinvestment plan	1,020	822	1,367
Proceeds from issuance of common stock, net	483,949	287,903	101,891
Cash dividends paid to common shareholders	(109,482)	(93,741)	(100,681)
Cash dividends paid to preferred shareholders	(7,655)	(11,813)	(11,813)
Redeemable nontcontrolling interests redemption activity	(21,876)	(2,759)	—
Distributions to redeemable nontcontrolling interests	(978)	(796)	(1,461)
Distributions to other redeemable noncontrolling interests	(420)	(420)	(424)

Net cash flows provided by (used in) financing activities	98,411	57,243	(52,214)

Change in cash	3,243	701	(2,068)

Balance at beginning of year	$6,357	$5,656	$7,724

Balance at end of year	$9,600	$6,357	$5,656

See Accompanying Notes to Consolidated Financial Statement

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2011	2010	2009
Supplemental disclosure of non cash investing and financing activities
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$—	$119,698	$283,434

Transfer of land under development to direct investments in real estate—construction in progress	$157,410	$21,234	$—

Change in accrued development costs for construction in progress and land under development	$(8,486)	$2,667	$7,015

Conversion of redeemable interest units	$—	$2,049	$—

Transfer of investment in rental properties to held for sale	$50,830	$125,714	$43,038

Change in accrued improvements to direct investments in real estate cost	$1,055	$1,242	$(80)

Change in redemption related preferred stock issuance costs	$3,771	$—	$—

Change in redemption value of redeemable noncontrolling interests	$(3,238)	$(6,069)	$(3,920)

Mortgage note assumed in acquisition of real estate property	$—	$32,500	$—

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

	Years ended December 31,
	2011	2010	2009
Common stock shares
Balance at beginning of year	64,675,815	55,136,359	51,149,745
Stock options exercised, net of shares tendered	249,474	592,823	9,500
Conversion of operating company units to common shares	—	76,097	—
Vested restricted shares net of shares tendered	117,449	218,572	120,561
Shares issued pursuant to dividend reinvestment plan	21,892	20,909	55,368
Common stock issuance	10,491,537	8,631,055	3,801,185

Balance at end of year	75,556,167	64,675,815	55,136,359

Preferred stock shares
Balance at beginning of year	7,000,000	7,000,000	7,000,000
Repurchased shares	(4,840,285)	—	—

Balance at end of year	2,159,715	7,000,000	7,000,000

Common stock (at par)
Balance at beginning of year	$647	$551	$511
Stock options exercised	3	6	—
Conversion of operating company units to common shares	—	1	—
Vested restricted shares	1	2	1
Shares issued pursuant to dividend reinvestment plan	—	1	1
Common stock issuance	105	86	38

Balance at end of year	$756	$647	$551

Preferred stock
Balance at beginning of year	$70	$70	$70
Repurchased shares	(48)	—	—

Balance at end of year	$22	$70	$70

Additional paid-in capital
Balance at beginning of year	$1,441,048	$1,135,505	$1,031,791
Stock option exercises	7,898	18,381	213
Stock-based compensation	7,047	7,780	4,005
Shares retired for tax withholding	(2,625)	(4,779)	(472)
Conversion of operating company units to common shares	—	2,049	—
Change in redemption value on redeemable noncontrolling interests	(3,238)	(6,069)	(3,920)
Convertible debt repurchase	—	—	(1,624)
Dividend reinvestment plan	1,020	822	1,367
Preferred stock redemption cost, net of discount on repurchase	(116,677)	—	—
Common stock issuance, net	483,844	287,816	101,853
Other	(253)	(457)	2,292

Balance at end of year	$1,818,064	$1,441,048	$1,135,505

Accumulated net income less than cumulative dividends
Balance at beginning of year	$(165,372)	$(113,207)	$(63,168)
Net income for year	79,055	54,835	64,340
Cash dividends declared and paid to common shareholders: $1.50 per common share for the year ended December 31, 2011 and 2010 and $1.88 per common share for the year ended December 31, 2009	(109,482)	(93,741)	(100,681)
Cash dividends declared and paid to preferred shareholders (see Note 10)	(7,655)	(11,813)	(11,813)
Preferred stock redemption net of discount on repurchase	(3,771)	—	—
Redeemable noncontrolling interest in income	(1,168)	(1,446)	(1,885)

Balance at end of year	$(208,393)	$(165,372)	$(113,207)

Total shareholders’ equity	$1,610,449	$1,276,393	$1,022,919

Redeemable noncontrolling interests
Balance at beginning of year	$34,866	$33,605	$29,972
Redeemable noncontrolling interest in income	1,168	1,446	1,885
Distributions paid and accrued to redeemable noncontrolling interest	(1,168)	(1,446)	(1,885)
Conversion/ redemption activity	(21,876)	(4,808)	(287)
Change in redemption value of redeemable noncontrolling interests	3,238	6,069	3,920

Balance at end of year	$16,228	$34,866	$33,605

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company

BRE Properties, Inc., a Maryland corporation (“BRE” or the “Company”), was formed in 1970. BRE is a self-administered real estate investment trust (“REIT”) focused on the development, acquisition and management of multifamily apartment communities primarily located in the major metropolitan markets within the state of California, and in the Seattle, Washington region. At December 31, 2011, BRE owned directly or through wholly or majority owned subsidiaries, 76 multifamily communities (aggregating 21,336 units), classified as direct investments in real estate-investments in rental properties on the accompanying consolidated balance sheets. Of these properties, 61 were located in California, 13 in Washington, and two in Arizona. In addition, at December 31, 2011, there were seven properties under various stages of construction and development, including four directly owned property with 1,260 units classified as direct investments in real estate-construction in progress and three land parcels which are classified as land under development. BRE also holds a 35% interest in two real estate limited liability Company’s (LLC’s) that own two multifamily properties with a total of 488 units and a 15% interest in nine LLC’s that own nine multifamily properties with a total of 3,104 units at December 31, 2011.

The Operating Company

In November 1997, BRE acquired 16 completed properties and eight development properties from certain entities of Trammell Crow Residential-West (the “Transaction”) pursuant to a definitive agreement (the “Contribution Agreement”). BRE paid a total of approximately $160,000,000 in cash and issued $100,000,000 in common stock based on a stock price of $26.93 per share, as provided for in the Contribution Agreement. In addition, certain entities received Operating Company Units (“OC Units”) valued at $76,000,000 in BRE Property Investors LLC (the “Operating Company”), a Delaware limited liability company and a majority owned subsidiary of BRE. The Operating Company assumed approximately $120,000,000 in debt in connection with this purchase. BRE continues to be the sole managing member and majority owner of the Operating Company at December 31, 2011. Substantially all of the properties acquired in the Transaction are owned by the Operating Company, which was formed by BRE for the purpose of acquiring the properties in the Transaction.

The OC Units held by non-managing members are included in redeemable noncontrolling interests in the Company’s consolidated financial statements. Starting in November 1999, non-managing members of the Operating Company can exchange their units for cash in an amount equal to the market value of BRE common stock at the time of the exchange or, at the option of the Company, common stock of BRE on a 1:1 basis. During the year ended December 31, 2011, an aggregate 454,273 OC units in the Operating Company were redeemed for cash (using a 10 day trailing average to calculate redemption value). As of December 31, 2011, 3,068,981 Operating Company Units have been exchanged for common stock or cash. There are 160,882 OC units outstanding as of December 31, 2011. The non-managing members are entitled to priority distributions regardless of the cash flows of the Operating Company. The Operating Company is also required to maintain certain financial ratios to protect the non-managing members’ distributions. Further, the Company had restrictions from selling certain assets of the Operating Company in a taxable sale for a ten year period from the date of the Transaction. The ten year period lapsed November 18, 2007. The Operating Company will continue until the earlier of conversion or redemption of all non-managing member OC Units, or September 25, 2012. As of December 31, 2011, the Operating Company also guaranteed the repayment of the Company’s $750,000,000 unsecured line of credit. Subsequent to the year ended December 31, 2011, the Company entered into a new $750,000,000 unsecured line of credit (the “Credit Agreement”) and terminated the previous unsecured line of credit. As a result, the Operating Company no longer guarantees our unsecured line of credit. Subsequent to the year ended December 31, 2011, 158,975 outstanding OC units were converted for shares of BRE common stock. As a result, 1,907 OC units remain outstanding.

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

Under the guidance, an entity is a VIE and subject to consolidation, if by design a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that its joint venture LLCs are not VIEs. The Company further reviewed the management fees paid to it by its joint ventures and determined that they do not create variable interests in the entities. As of December 31, 2011, the Company had two land purchase options outstanding. The Company determined that although the selling entities are generally VIE’s, BRE does not have the power to direct the activities that most significantly affect the entities economic performance, and therefore, consolidation is not appropriate.

Under applicable accounting guidance, the managing member of a limited liability company, or LLC, is presumed to control the joint venture LLCs and must prove non-managing member(s) have certain rights that preclude the managing member from exercising unilateral control. The Company has reviewed its control as the managing partner of the Company’s joint venture assets and concluded that it does not have control over any of the LLCs managed by the Company. As a result, the Company has applied the equity method of accounting to its investments in joint ventures.

BRE consolidates entities not deemed to be VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company, the Operating Company and other controlled subsidiaries. At December 31, 2011, BRE owned 99% of the Operating Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements, in accordance with U.S. generally accepted accounting principles, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, its investments in and advances to joint ventures, its accrued liabilities, its performance-based equity compensation awards, and its qualification as a REIT. The Company bases its estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

Investments in Rental Properties

Rental properties are recorded at cost, less accumulated depreciation, less an adjustment, if any, for impairment. All properties are held for leasing activities. A land value is assigned based on the purchase price if land is acquired separately, or based on its estimated fair value if acquired in a merger or in an operating community acquisition. In connection with the acquisition of an operating community, the Company performs a valuation to determine the fair value of each asset and liability acquired in such transaction at the date of acquisition. The purchase price accounting related to tangible assets, such as land, buildings and improvements, and furniture, fixtures and equipment, are reflected in investments in rental properties and depreciated over their estimated useful lives. Any purchase price accounting related to intangible assets, such as in-place leases, is included in investments in rental properties and amortized over the average remaining lease term of the acquired leases. The fair value of acquired in-place leases is determined based on the estimated cost to replace such leases, including foregone rents during an assumed re-lease period, as well as the impact on projected cash flow of acquired leases with leased rents above or below current market rents.

Where possible, the Company stages its construction to allow leasing and occupancy during the construction period, which BRE believes minimizes the duration of the lease-up period following completion of construction. The Company’s accounting policy related to properties in the development and leasing phase is to expense all operating expenses associated with completed apartment units, including costs associated with the lease up of the development. Projects under development are carried at cost, including direct and indirect costs incurred to ready the assets for their intended use and which are specifically identifiable, including interest and property taxes until units are placed in service. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. The Company has a development group which manages the design, development and construction of apartment communities. Project costs related to the development and construction of apartment communities (including interest and related loan fees, property taxes, and other direct costs including municipal fees, permits, architecture, engineering and other professional fees) are capitalized as a cost of the project. Indirect development costs, including salaries, share based payments and bonuses, benefits, office rent, and associated costs for those individuals directly responsible for development activities are also capitalized and allocated to the projects based on development and construction personnel time allocations. Capitalized indirect development costs totaled approximately $12,178,000, $8,433,000 and $10,173,000 for the twelve month periods ended December 31, 2011, 2010 and 2009, respectively. Indirect costs not related to development and construction activity are expensed as incurred. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that increase the value of the property or extend its useful life are capitalized.

Direct investment development projects are considered placed in service as certificates of occupancy are issued and the units become ready for occupancy. Depreciation begins once units are placed in service. Land acquired for development is capitalized and reported as Land under development until the development plan for the land is finalized. Once the development plan is finalized and construction contracts are signed, the costs are transferred to the balance sheet line item Construction in progress.

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

The Company periodically evaluates its long-lived assets, including its investments in rental properties, for impairment indicators. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, the expected holding period of each asset and legal and environmental concerns. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted. There were no assets for which an adjustment for impairment in value was made in 2011, 2010 or 2009.

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

Specific components of net income that are presented as discontinued operations include the held for sale communities’ operating results, depreciation and interest expense to the extent there is a secured loan on the property. In addition, the net gain or loss on the eventual disposal of communities held for sale will be presented as income from discontinued operations when recognized. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets. Communities are presented as held for sale on the accompanying consolidated balance sheets only in the period that they qualify for such treatment. The Company accounts for sales of real estate assets and the related gain recognition in accordance with the accounting guidance applicable to sales of real estate, which establishes standards for recognition of profit on all real estate sales transactions. The Company recognizes the sale, and associated gain or loss from the disposition, provided that the earnings process is complete and the Company is not obligated to perform significant activities after the sale.

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

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests include our redeemable OC Units and are recorded at the greater of their carrying value or their current redemption value. Increases or decreases in the redemption value of the redeemable OC Units are recorded against additional paid-in capital with decreases limited to their carrying value. The redeemable noncontrolling interest amount related to the OC Unit is reclassified to Common stock and Additional paid-in capital at conversion.

Rental Revenue

Rental income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. There were no contingent rental payments or percentage rents in the three years ended December 31, 2011, 2010 and 2009. Rent concessions are amortized over the lives of the related leases.

Other Income

Other income for the years ended December 31, 2011, 2010 and 2009, is comprised of the following:

	Years Ended December 31,
	2011	2010	2009
Joint venture management fees	$1,843,000	$1,715,000	$1,700,000
Interest income	369,000	555,000	650,000
Legal and insurance settlements	40,000	530,000	640,000
Disposition fee	144,000	—	—
Other	140,000	134,000	469,000

Total	$2,536,000	$2,934,000	$3,459,000

Other Expenses

Other expenses for the years ended December 31, 2011, 2010 and 2009, is comprised of the following:

	Years Ended December 31,
	2011		2010		2009
Acquisition costs	$402,000	(1)	$3,998,000	(1)	—
Severance charge	—		1,300,000	(2)	$600,000
Abandonment charge	—		—		12,900,000	(3)
Other	—		—		22,000

Total	$402,000		$5,298,000		$13,522,000

(1)

Represents costs related to operating community acquisitions during 2011 and 2010. Effective January 1, 2009, the Company adopted an accounting standard requiring costs associated with the acquisition of operating properties to be expensed as incurred. There was no acquisition activity during 2009.

(2)	Represents one-time charge associated with the resignation of the Company’s Chief Operating Officer.
(3)	Represents an abandonment charge related to three land sites under option agreements that the Company chose not to purchase.

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

Deferred Costs

Included in Other assets are costs incurred in obtaining debt financing that are deferred and amortized over the terms of the respective debt agreements as Interest expense. Related amortization expense is included in Interest expense in the accompanying consolidated statements of income. Net deferred financing costs included in Other assets in the accompanying consolidated balance sheets are $8,431,000 and $10,347,000 as of December 31, 2011, and 2010, respectively. Amortization of deferred costs totaled $2,223,000, $2,907,000 and $3,570,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities carried at Level 1 fair value generally are G-7 government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life. Fair valued assets that are generally included in this category are stock warrants for which there are market-based implied volatilities, unregistered common stock and thinly traded common stock.

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Generally, assets carried at fair value and included in this category include stock warrants for which market-based implied volatilities are not available.

Our redeemable noncontrolling interests are required to be marked to redemption value. The maximum redemption amount of the noncontrolling interests is contingent on the fair value of the Company’s common stock at the redemption date, and therefore the amount reported is calculated based on the fair value of the Company’s common stock as of the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests are classified as Level 2.

The estimated fair values of investment securities classified as deferred compensation plan investments are based on quoted market prices utilizing public information for the same transactions. Our deferred compensation plan investments are recorded in Other assets with the corresponding liabilities and totaled $3,668,000 and $3,196,000 at December 31, 2011 and 2010, respectively.

Financial Instruments Not Carried at Fair Value

The fair values of BRE’s financial instruments, including such items in the consolidated financial statement captions as other assets, cash, mortgages payable, and lines of credit, approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of the Company’s mortgage loans payable and unsecured senior notes was approximately $1,612,849,000 (compared to a net carrying value of $1,533,671,000) and $1,536,493,000 (compared to a net carrying value of $1,583,918,000) at December 31, 2011 and 2010, respectively.

Share-based payments

FASB guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant date fair values.

Effective January 1, 2006, the Company adopted the modified prospective method for share-based payments. This method requires the recognition of compensation cost for all share-based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the twelve months ended December 31, 2011, 2010 and 2009 includes all awards outstanding that are vesting during the period. From January 1, 2003 through December 31, 2005, the Company applied fair value recognition provisions. The Company adopted the prospective method as provided for in FASB guidance and applied them prospectively to all awards granted, modified or settled after January 1, 2003.

Stock-based compensation cost is measured at the grant date fair value and is recognized, net of estimated forfeitures, and expensed ratably over the requisite service period, which is generally the vesting period. The cost related to stock-based compensation included in the determination of consolidated net income includes all awards outstanding that vested during these service periods.

Under the 1992 Stock Option Plan and the 1999 BRE Stock Incentive Plan, as amended, and the Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan, the Company awards service based restricted stock, performance based restricted stock without market conditions, performance based restricted stock with market conditions, and stock options.

The Company measures the value of the service based restricted stock and performance based restricted stock without market conditions at fair value on the grant date, based on the number of units granted and the market value of our common stock on that date. Guidance requires compensation expense to be recognized with respect to the restricted stock if it is probable that the service or performance condition will be achieved. As a result, the Company amortizes the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period for service based restricted stock. For service based restricted stock awards, the Company evaluates its forfeiture rate at the end of each reporting period based on the probability of the service condition being met. For performance based restricted stock awards without market conditions, the Company amortizes the fair value, net of estimated forfeitures, as stock-based compensation expense using the accelerated method with each vesting tranche valued as a seperate award. The fair value of performance based restricted stock awards with market conditions is determined using a Monte Carlo simulation to estimate the grant date fair value. The Company amortizes the fair value of these awards with market conditions, net of estimated forfeitures, as stock-based compensation on a straight-line basis over the vesting period regardless of whether the market conditions are satisfied in accordance with share-based payment guidance.

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

Reportable Segments

FASB guidance requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that each of its operating properties, which comprised 99% of BRE’s consolidated assets at December 31, 2011 and 2010 and approximately 99% of its total consolidated revenues for the three years ended December 31, 2011, represents an operating segment. The Company aggregates its operatory segments into reportable segments defined as the three geographical regions in which its apartment communities are located: Southern California, San Francisco Bay Area, and the Seattle area.

Concentration Risk

All multifamily communities owned by the Company are located in the western United States, primarily in California, and Seattle, Washington. All revenues are from external customers and there are no revenues from transactions with other segments. There are no residents that contributed 10% or more of BRE’s total revenues in the years ended December 31, 2011, 2010 or 2009.

Recently Adopted Accounting Pronouncements

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

In January 2010, the FASB issued an amendment to improving disclosures about fair value This amendment provides for more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new guidance is effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The adoption of this guidance did not impact the Company’s financial position or results of operations.

3.    Real Estate Portfolio

During 2011, BRE acquired three communities totaling 652 units: Lafayette Highlands, with 150 units, located in Lafayette, California; The Landing at Jack London Square, with 282 units, located in Oakland, California; and The Vistas of West Hills, with 220 units, located in Valencia, California. The aggregate investment in these three communities was $170,127,000. In addition to the communities, we acquired two parcels of land for future development in San Francisco, California’s Mission Bay district for a purchase price of $41,400,000; and we purchased a 4.4 acre site contiguous to our existing Park Viridian operating community and its existing second phase land site in Anaheim, California for a purchase price of $5,100,000.

During 2011, BRE sold two communities totaling 634 units: Galleria at Towngate, with 268 units located in Moreno Valley, California; and Windrush Village, a 366 unit property located in Colton, California; The gross proceeds from sales of the two communities were $65,175,000, resulting in a net gain of $14,489,000.

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

During 2010, BRE sold four communities totaling 1,530 units: Montebello, with 248 units located in Seattle, Washington; Boulder Creek, a 264 unit property located in Riverside, California; Pinnacle Riverwalk, a 714 unit property located in Riverside, California; and Parkside Village, a 304 unit property located in Riverside, California. The gross sales proceeds from sales of the four communities were $167,327,000, resulting in a net gain of $40,111,000.

During 2010, BRE completed construction of two development communities: Belcarra, with 296 units in Bellevue, Washington, and Villa Granada, with 270 units in Santa Clara, California. The aggregate investment in the two communities totals $178,205,000.

During 2009, BRE sold two communities totaling 752 units: Overlook at Blue Ravine, with 512 units located in Folsom, California; and Arbor Pointe, a 240 unit property located in Sacramento, California. The two properties were sold for an aggregate sales price of $67,000,000, resulting in a net gain on sales of $21,574,000. In addition to the two communities, BRE sold an excess parcel of land in Santa Clara, California, classified as held for sale at December 31, 2008, for gross sales proceeds totaling $17,100,000, approximately equal to the carrying value. During 2009 BRE completed construction of three development communities: Taylor 28, with 197 units in Seattle, Washington, 5600 Wilshire, with 284 units in Los Angeles, California and Park Viridian with 320 units in Anaheim, California. The aggregate investment in the three communities totaled $282,934,000.

The components of direct investments in real estate—investments in rental properties are as follows:

	As of December 31
	2011	2010
Land	$653,190,000	$627,471,000
Buildings and improvements	2,953,855,000	2,836,995,000

Subtotal	3,607,045,000	3,464,466,000
Accumulated depreciation	(729,151,000)	(640,456,000)

Total	$2,877,894,000	$2,824,010,000

BRE’s net carrying value of its assets exceeded the tax basis by approximately $107,000,000 (unaudited) at December 31, 2011, reflecting, among other factors, the carryover of basis on tax-deferred exchanges.

A roll-forward of direct investments in real estate construction in progress is as follows:

	As of December 31
	2011	2010
Opening balance	$29,095,000	$101,354,000
Costs incurred to projects under construction	59,842,000	26,205,000
Transfers of construction in progress to direct investments in real estate—investments in rental properties	—	(119,698,000)
Transfers from land under development to direct investments in real estate—construction in progress	157,410,000	21,234,000

Ending balance	$246,347,000	$29,095,000

At December 31, 2011, BRE had an estimated cost of $307,300,000 (unaudited) to complete existing construction in progress, with funding estimated through the fourth quarter of 2014.

4.    Equity Interests in and Advances to Real Estate Joint Ventures

During 2011, two joint venture assets were sold; The Landing at Bear Creek, a 224 unit joint venture community, located in Lakewood, Colorado; and The Pinnacle at Hunters Glen, a 264 unit joint venture community located in Thornton, Colorado. The Company had a 15% equity ownership in the communities and as a result received gross proceeds of $9,300,000 and recognized a gain on the sale of $4,270,000.

As of December 31, 2011, BRE had eleven joint venture arrangements in which its ownership interest in two of the joint ventures is 35% and its ownership interest in nine of the joint ventures is 15%; these joint ventures are managed by the Company (the “joint ventures”). The Company accounts for its investments in these joint ventures under the equity method of accounting. BRE’s equity interest investment in its eleven joint ventures totaled $63,313,000 for the year ended December 31, 2011. BRE’s equity interest investment in its thirteen joint ventures totaled $61,132,000 for the year ended December 31, 2010.

Each of the joint ventures in which the Company has an ownership interest of 35% contains a single multifamily community that was developed by BRE and completed in 2001. BRE’s investment in these joint ventures totals $20,366,000 and $11,765,000 as of December 31, 2011 and 2010, respectively, and is shown as “Equity interests in and advances to real estate joint ventures-investments in rental properties” on BRE’s consolidated balance sheets. These joint ventures carried secured, non-recourse loans totaling $17,376,000 as of December 31, 2010, of which 50% was BRE’s portion. During 2011, the loans were paid off at maturity through capital contributions from BRE and the joint venture partner. As a result, BRE’s equity investment in the ventures increased by $8,743,000.

BRE Investment in Joint Ventures

	December 31,		December 31,
	Properties	2011	Properties	2010
35% Equity interest	2	$20,366,000	2	$11,765,000
15% Equity interest(1)	9	42,947,000	11	49,367,000

Total JV investment	11	$63,313,000	13	$61,132,000

BRE share of JV Debt(2)		$0		$8,688,000

(1)	The Company sold two of its properties in which it had 15% equity interest during 2011.
(2)	JV debt related to the two properties in which the Company has a 35% equity interest was paid at maturity during 2011.

Each of the joint ventures in which the Company has an ownership interest of 15%, contain a single multifamily community. Six of the nine joint venture communities were previously owned by the Company and were contributed into the joint ventures upon their respective formation. The remaining joint venture communities were acquired by the Company and its joint venture partner through arms length transactions with non affiliated third parties. BRE’s investment in these nine joint ventures totaled $42,947,000 as of December 31, 2011, and its investment in the eleven joint ventures totaled $49,367,000 as of December 31, 2010, respectively, and is included within “Equity interests in and advances in real estate joint ventures-investments in rental properties” on BRE’s consolidated balance sheets.

The eleven joint venture communities had a total cost of approximately $441,165,000 as of December 31, 2011. The Company’s maximum exposure to loss on joint ventures is the total investment. All eleven of the joint ventures are un-leveraged as of December 31, 2011.

The Company’s income from unconsolidated entities totaled $2,888,000, $2,178,000 and $2,329,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

BRE’s underlying equity interest within these joint ventures totaled $65,614,000 and $65,005,000, for the years ended December 31, 2011 and 2010, respectively. The carrying value difference of $2,301,000 and $3,873,000 for 2011 and 2010 is being accreted over 40 years.

5.    Other Assets

The components of Other assets are as follows:

	As of December 31
	2011	2010
Predevelopment and escrow deposits	$17,679,000	$13,654,000
Accounts and mortgages receivable, net(1)	8,911,000	8,843,000
Deferred financing costs	8,431,000	10,347,000
Prepaid insurance	4,706,000	4,418,000
Furniture and equipment, net	3,906,000	5,327,000
Deferred compensation plan	3,668,000	3,196,000
Other	7,143,000	6,577,000

Total Other Assets	$54,444,000	$52,362,000

(1)

BRE had notes receivable from third party non-controlling interest members of limited liability company subsidiaries of the Company totaling $7,242,000 and $7,304,000 at December 31, 2011 and 2010, respectively. See footnote 15 for more detail.

6.    Secured Debt

The following data pertains to BRE’s secured debt:

	As of December 31,
	2011	2010
Fixed rate secured mortgage loans	$808,714,000	$810,842,000

Number of properties securing mortgage loans	19	19
Net book value of investments in real estate collateralizing secured debt	$835,839,000	$853,632,000
Remaining terms of mortgage loans payable	1-9 years	2-10 years
Weighted average interest rate on fixed rate mortgages	5.6%	5.6%

For the years ending December 31, 2011, 2010 and 2009, respectively, unencumbered real estate net operating income represented, 68.6%, 68.7% and 68.6% of our total real estate net income.

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

The following is a summary of BRE’s secured debt:

		As of December 31,		Interest Rate (Coupon)
Fixed Rate Loan	Maturity	2011	2010
Alessio(1)	May 2012	$65,866,000	$67,255,000	5.50%
Mission Grove	August 2013	30,893,000	31,632,000	5.33%
Fountains at River Oaks	September 2019	32,480,000	32,480,000	5.74%
Secured Facility	May 2019	310,000,000	310,000,000	5.57%
Montanosa	April 2020	59,475,000	59,475,000	5.20%
Secured Facility	September 2020	310,000,000	310,000,000	5.69%

		$808,714,000	$810,842,000	5.58%

(1)	On February 1, 2012, the Company prepaid the single property mortgage on Alessio for $66,168,027 including principal and accrued interest prior to its maturity with no prepayment penalty.

7.    Unsecured Senior Notes and Unsecured Line of Credit

The following table pertains to BRE’s unsecured senior notes and unsecured line of credit:

	As of December 31,
	2011	2010
Fixed rate unsecured notes	$690,018,000	$738,563,000
Convertible senior unsecured notes(1)	34,939,000	34,513,000
Unsecured line of credit	129,000,000	209,000,000

Total unsecured debt	$853,957,000	$982,076,000

Weighted average interest rate on fixed rate unsecured notes	5.51%	5.65%
Weighted average interest rate on convertible notes	6.01%	6.01%
Weighted average interest rate on unsecured line of credit	1.85%	1.91%

(1)

Represents $35 million principal as of December 31, 2011 and 2010, respectively, with a 4.125% coupon adjusted to reflect convertible debt accounting guidance. Subsequent to the end of the year, the Company announced it is exercising its right to redeem for cash all of the outstanding notes, at a redemption price equal to 100% of the principal amount of the notes outstanding, plus accrued and unpaid interest up to, but excluding, February 21, 2012 (the “Redemption Date”).

Fixed Rate Unsecured Notes

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

The following is a summary of BRE’s unsecured senior notes:

	Maturity	As of December 31,		Interest Rate (Coupon)
		2011	2010
2011 7.450% Senior Note	January 2011	$0	$48,545,000	7.45%
2013 7.125% Senior Note	February 2013	40,018,000	40,018,000	7.13%
2014 4.700% Senior Note	March 2014	50,000,000	50,000,000	4.70%
2017 5.500% Senior Note	March 2017	300,000,000	300,000,000	5.50%
2021 5.200% Senior Note	March 2021	300,000,000	300,000,000	5.20%

		$690,018,000	$738,563,000

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

The following is a summary of BRE’s convertible senior unsecured notes:

	Convertible Senior Unsecured Notes as of December 31,
	2011	2010
Carrying amount of equity component	$37,153,000	$37,153,000
Principal amount of debt	$35,000,000	$35,000,000
Unamortized debt discount	(61,000)	(487,000)

Net carrying amount of convertible debt	$34,939,000	$34,513,000
Remaining expected term of convertible debt	0.14 years	1.14 years
Potential amount of shares to be delivered upon conversion	492,000	492,000

Total net interest related to the 4.125% convertible senior unsecured notes is as follows:

	Years Ended December 31,
	2011	2010	2009
Fixed coupon rate on notes	4.125%	4.125%	4.125%
Effective interest rate on notes	6.005%	6.005%	6.005%
Contractual interest expense based on coupon of 4.125%	$1,444,000	$12,659,000	$17,374,000
Noncash interest expense on effective coupon of 6.01%	426,000	5,001,000	7,612,000
Capitalized interest on effective coupon of 6.01%	(104,000)	(750,000)	(1,209,000)

Total net interest recognized on convertible debt	$1,766,000	$16,910,000	$23,777,000

Tender Offers and Repurchase Activity

During June 2010, the Company repurchased $15,000,000 of its 4.125% convertible senior unsecured notes at par. The Company recognized a net loss on early debt extinguishment of $558,000 in connection with the repurchase.

On October 13, 2010, the Company closed a fixed price cash tender offer for any and all of our 4.125% convertible senior unsecured notes. As a result, $321,334,000 in aggregate principal amount of our 4.125% convertible senior unsecured notes were validly tendered, and we accepted, purchased and subsequently cancelled the notes for an aggregate purchase price of 104% of par, or approximately $334,187,360. The Company recognized a net loss on early debt extinguishment of $22,949,000 in connection with the valid tender. After the tender offer an aggregate principal amount of $35,000,000 of the notes remain outstanding at December 31, 2011 and 2010.

2010 Debt Tender/Repurchase Summary

(Amounts in thousands)

Security	Cash Principal Outstanding		Bonds Retired	Cash Paid	Principal Amount Remaining		% of Par	Extinguishment loss	Write off of Unamortized Discounts / Fees	Net (Loss)
4.125% Senior Notes	$371,334	(1)	$15,000	$15,000	$356,334		100.00%	—	($558)	($558)

Open Market Repurchase	$371,334		$15,000	$15,000	$356,334		100.00%	—	($558)	($558)
4.125% Senior Notes	$356,334	(2)	$321,334	$334,187	$35,000		104.00%	($12,853)	($10,096)	($22,949)

Debt Tender Total	$356,334		$321,334	$334,187	$35,000		104.00%	($12,853)	($10,096)	($22,949)

Total Tender/Repurchase	$371,334		$336,334	$349,187	$35,000	(3)	103.82%	($12,853)	($10,654)	($23,507)

(1)	Balance as of December 31, 2009
(2)	Balance prior to October 2010 tender offer.
(3)	Balance as of December 31, 2011 and 2010.

During 2010, the Company recognized a combined loss of $23,507,000 in connection with debt repurchase and tender activity.

On April 15, 2009, the Company closed a fixed price cash tender offer for any and all of our outstanding 5.750% senior notes due in 2009 and any and all of our outstanding 4.875% senior notes due in 2010. As a result, $61,407,000 and $119,421,000 in aggregate principal amount of the 5.750% senior notes due in 2009 and 4.875% senior notes due in 2010, respectively, were validly tendered and we accepted, purchased and subsequently cancelled the notes. After giving effect to the purchase of the tendered notes, an aggregate principal amount of $30,579,000 of the 4.875% senior notes due in 2010, respectively, were paid in full during 2010. The remaining principal balance of the 5.750% senior notes due in 2009 were paid in full during September 2009, as the note came due.

On April 1, 2009, the Company closed a fixed price cash tender offer for any and all of our outstanding 7.450% senior notes due 2011 and any and all of our outstanding 7.125% senior notes due in 2013. As a result, $201,455,000 and $89,982,000 in aggregate principal amount of the 7.450% senior notes due in 2011 and 7.125% senior notes due in 2013, respectively, were validly tendered and we accepted, purchased and subsequently cancelled the notes. After giving effect to the purchase of the tendered notes, an aggregate principal amount of $48,545,000 7.450% senior notes due in 2011 were paid in full in 2011, and $40,018,000 7.125% senior notes due in 2013, respectively, remain outstanding at December 31, 2011.

During 2009, the Company repurchased $78,266,000 of its 4.125% convertible senior unsecured notes for an aggregate price of 92.99% of par, or approximately $72,776,000, resulting in a net gain on extinguishment of debt of $2,870,000.

During 2009, the Company recognized a net gain of $1,470,000 in connection with the repurchase and tender activity.

Unsecured Line of Credit

Through December 31, 2011 the Company maintained an unsecured line of credit with a total commitment of $750,000,000. Based on its then current debt ratings, the line of credit accrued interest at LIBOR plus 47.5 basis points. In addition, the Company paid a 0.15% annual facility fee on the total commitment of the facility. Borrowings under our unsecured line of credit totaled $129,000,000 at December 31, 2011, compared to $209,000,000 at December 31, 2010. Borrowings under the unsecured line of credit were used to fund acquisition and development activities as well as for general corporate purposes. Balances on the unsecured line of credit were typically reduced with available cash balances. The unsecured line of credit was terminated subsequent to December 31, 2011.

The unsecured line of credit and unsecured senior note agreements contained various covenants that include, among other factors, tangible net worth and requirements to maintain certain financial ratios. BRE was in compliance with all such financial covenants throughout the years ended December 31, 2011 and 2010.

On January 5, 2012, the Company entered into a new $750,000,000 unsecured line of credit (the “Credit Agreement”). The Credit Agreement has an initial term of 39 months, terminates on April 3, 2015 and replaces the previous $750,000,000 unsecured line of credit. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 120 basis points. In addition, the Company pays a 0.20% annual facility fee on the total commitment of the facility. The new unsecured line of credit contains various covenants that include among other factors, tangible net worth and requirements to maintain certain financial ratios. As of the filing date, BRE is in compliance with all such financial covenants as it entered the new agreement.

Scheduled principal payments required on the unsecured line of credit, unsecured notes and mortgage loans payable for the next five years and thereafter are as follows:

2012(1)	$230,742,000
2013	70,529,000
2014	53,839,000
2015	7,962,000
2016	9,041,000
Thereafter	1,290,619,000

Total	$1,662,732,000

(1)

This total includes the unsecured line of credit balance of $129,000,000, which was terminated in 2012, along with the principal amount of the 4.125% convertible senior unsecured notes. The carrying value of the 4.125% convertible senior unsecured notes at December 31, 2011 reflects a debt discount of $61,000.

The following is a summary of interest expense on mortgage loans, lines of credit and unsecured senior notes, including amortization of related issuance costs:

	Year ended December 31,
	2011	2010	2009
Total interest incurred	$89,395,000	$96,871,000	$99,064,000
Capitalized interest	(14,431,000)	(11,977,000)	(16,330,000)

Total interest expense	$74,964,000	$84,894,000	$82,734,000
Total cash paid for interest(1)	$90,007,000	$91,547,000	$102,250,000

(1)	Total cash paid for interest net of capitalized interest was $75,576,000, $79,570,000 and $85,920,000, for the periods ending December 31, 2011, 2010 and 2009, respectively.

8.    Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows:

	As of December 31,
	2011	2010
Accrued interest payable	$15,361,000	$16,503,000
Accrued development costs and real estate improvements	11,562,000	4,922,000
Security deposits	9,283,000	8,843,000
Accrued employee and non employee director wages and benefits	8,975,000	7,587,000
Prepaid rent	5,023,000	3,732,000
Deferred compensation plan	3,668,000	3,196,000
Retention payable	2,506,000	810,000
Other	6,895,000	6,477,000

Total Accounts Payable and Accrued Expenses	$63,273,000	$52,070,000

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

During 2011, the Company sold two communities totaling 634 units: Galleria at Towngate, with 268 units located in Moreno Valley, California; and Windrush Village, a 366 unit property located in Colton, California; The approximate gross proceeds from sale of the two communities were $65,175,000, resulting in a net gain of $14,489,000.

During 2010, the Company sold four communities totaling 1,530 units: Montebello, with 248 units located in Seattle, Washington; Boulder Creek, a 264 unit property located in Riverside, California; Pinnacle Riverwalk, a 714 unit property located in Riverside, California; and Parkside Village, a 304 unit property located in Riverside, California. The four properties were sold for a gross sales price of $167,327,000, resulting in a net gain on sale of $40,111,000.

During 2009, the Company sold two communities totaling 752 units: Overlook at Blue Ravine, with 512 units located in Folsom, California; and Arbor Pointe, a 240 unit property located in Sacramento, California. The two properties were sold for a gross sales price of $67,000,000, resulting in a net gain on sales of $21,574,000. In addition to the two communities, we sold an excess parcel of land in Santa Clara, California, classified as held for sale at December 31, 2008, for gross sales proceeds totaling $17,100,000, approximately equal to the carrying value.

The net gain on sale and the combined results of operations for these eight operating properties of $16,900,000, $47,699,000 and $32,787,000 for the twelve months ended December 31, 2011, 2010 and 2009, respectively, are included in discontinued operations on the consolidated statements of income for each twelve month ended period presented.

The following is a breakdown of the net gain on sales and the combined results of operations for the properties included in discontinued operations:

	Years Ended December 31
	2011	2010	2009
Rental income	$6,239,000	$19,466,000	$29,703,000
Real estate expenses	(2,462,000)	(7,532,000)	(11,322,000)
Provision for depreciation	(1,366,000)	(4,346,000)	(7,168,000)
Net gain on sales of discontinued operations	14,489,000	40,111,000	21,574,000

Total discontinued operations	$16,900,000	$47,699,000	$32,787,000

10.    Preferred Stock and Equity

Preferred Stock

On August 15, 2011, the Company repurchased 840,285 shares of its 6.75% Series D Cumulative Redeemable Preferred Stock at a price of $24.33 per share on the open market, a $0.67 discount to par resulting in a non cash return from preferred shareholders of $563,000. In addition, the initial issuance costs associated with these shares totaling $718,000 were charged to retained earnings during the third quarter of 2011. The net effect of the activity was a $155,000 charge to retained earnings for the three months ending September 30, 2011. As of December 31, 2011, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock remain outstanding.

On June 13, 2011, the Company redeemed all 4,000,000 shares of its 6.75% Series C Cumulative Redeemable Preferred Stock at a redemption price of $25.34688 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends to the redemption date. The initial issuance costs totaling approximately $3,616,000 associated with this series of perpetual preferred stock were charged to retained earnings during the second quarter of 2011.

The following table presents the Company’s issued and outstanding Preferred Shares as of December 31, 2011 and 2010:

	Optional Redemption Date(1)	Annual Dividend Rate per Share(2)	Outstanding at December 31, 2011	Outstanding at December 31, 2010
Preferred Stock, nonvoting, $0.01 par value; 20,000,000 shares authorized:
6.75% Series C cumulative redeemable, liquidation preference $25.00 per share, 0 and 4,000,000 shares outstanding at December 31, 2011 and 2010	March 2009	$1.6875	$0	$100,000,000
6.75% Series D cumulative redeemable, liquidation preference $25.00 per share, 2,159,715 and 3,000,000 shares outstanding at December 31, 2011 and 2010	December 2009	$1.6875	53,992,875	75,000,000

			$53,992,875	$175,000,000

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

Equity Distribution and Issuance

On May 11, 2011, the Company completed an equity offering of 9,200,000 common shares, including shares issued to cover over-allotments, at $48.00 (prior to a $1.92 per share discount) per share. Total gross proceeds from this offering were approximately $441,508,000. The Company used the net proceeds from the offering for general corporate purposes and to repay borrowings under its unsecured line of credit.

On February 24, 2010, the Company entered into Equity Distribution Agreements (EDAs) under which it may issue and sell from time to time through or to its sales agents shares of its common stock having aggregate offering proceeds of up to $250,000,000. During 2011, 1,291,537 shares were issued under the EDAs, with an average gross share price of $47.55 for total gross proceeds of approximately $61,414,000. As of December 31, 2011, the remaining capacity under the EDAs totals $163,600,000. Proceeds were used for general corporate purposes, which included reducing borrowings under the Company’s unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding securities and funding for development activities. During 2010, 581,055 shares were issued under the EDAs for gross proceeds of approximately $25,000,000 with an average gross share price of $43.02.

On April 7, 2010, the Company completed an equity offering of 8,050,000 common shares, including shares issued to cover over-allotments, at $34.25 per share. Total gross proceeds from this offering were approximately $275,713,000 before deducting the underwriting discount and other offering expenses we paid. The Company used the net proceeds from the offering for general corporate purposes, which included reducing borrowings under its unsecured line of credit.

11.    Stock Compensation Plans

Direct Stock Purchase and Dividend Reinvestment Plan

In 1996, the Company instituted a direct stock purchase and dividend reinvestment plan (the “DRIP”) in which shareholders may purchase either newly issued or previously issued shares. There is no discount on shares purchased through the DRIP. The total amount of shares authorized under the DRIP is 1,500,000; from inception through December 31, 2011, 409,454 new shares have been issued under the DRIP.

Employee Stock Option and Restricted Stock Plan

The 1992 Stock Option Plan and the 1999 BRE Stock Incentive Plan, as amended (the “Plans”) provide for the issuance of incentive stock options, non-qualified stock options, share appreciation rights, restricted shares and other grants. The original maximum number of shares that may be issued under the Plans was 6,850,000. The grant price may not be less than the fair market value of a share on the date that the award is granted and the awards generally vest over three to four years. Shareholders initially adopted the 1999 BRE Stock Incentive Plan in 1999 and approved the plan as amended in 2007. The 1999 BRE Stock Incentive Plan, as amended, allowed for grants of up to 4,500,000 shares. On May 18, 2010 at the 2010 Annual Meeting of Shareholders of BRE Properties, Inc. the shareholders of the Company approved an amendment to the Amended and Restated 1999 BRE Stock Incentive Plan to increase the maximum number of shares reserved for issuance from 4,500,000 shares to 5,250,000 shares. On November 5, 2010 the Company registered an additional 750,000 shares of our common stock reserved for issuance from time to time in connection with the Amended and Restated 1999 BRE Stock Incentive Plan.

Restricted Stock and Options Awards

Share based payment awards under BRE’s employee and non-employee director plans vest over periods ranging from one to four years. The Company recognizes expense for awards with graded vesting on a straight line basis. At December 31, 2011, compensation cost related to non-vested awards not yet recognized totaled approximately $10,600,000 and the weighted average period over which it is expected to be recognized is 2.2 years. During the twelve months ended December 31, 2011, 151,066 restricted shares and 66,996 stock options were awarded. Total stock-based compensation in general and administrative expenses totaled $4,697,000, $4,785,000 and $2,596,000 during the years ending 2011, 2010, and 2009, respectively. Stock-based compensation during 2009 reflected the impact of decreased expectations for vesting levels of certain performance based awards due to the recessionary environment. Stock-based compensation cost capitalized totaled $2,352,000, $3,000,000, and $1,461,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The fair value of restricted shares and options awarded totaled $7,300,000, $7,900,000 and $9,400,000 in 2011, 2010, and 2009, respectively.

Employee Plan

The intrinsic value of options exercised and restricted shares vested totaled $7,400,000, $8,406,000, and $5,068,000 during 2011, 2010 and 2009, respectively. The aggregate intrinsic value of options currently exercisable at December 31, 2011, 2010, and 2009 was $4,111,000, $2,732,000, and $1,828,000, respectively.

Changes in options outstanding were as follows:

	Years Ended December 31,
	2011		2010		2009
	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price
Beginning Balance	307,906	$31.86	620,911	$30.92	692,311	$30.80
Granted	66,996	$44.12	106,220	$33.06	—	—
Exercised	(26,584)	$30.29	(394,611)	$30.62	(9,500)	$22.40
Cancelled	(890)	$28.98	(24,614)	$33.06	(61,900)	$30.96

Ending Balance	347,428	$34.35	307,906	$31.86	620,911	$30.92
Exercisable	219,224	$31.73	226,294	$31.43	620,911	$30.92
Weighted average estimated fair value per share of options granted	66,996	$12.17	106,220	$8.32	—	$—

At December 31, 2011, the exercise price of shares under option ranged from $29.16 to $44.12, with a weighted average exercise price of $34.35. Expiration dates range from 2012 through 2021; the weighted average remaining contractual life of these options is 4.6 years. Exercise prices on stock options exercised during 2011 ranged from $29.16 to $32.45.

The fair value for the Company’s share options was estimated at the time the share options were granted using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Risk-free interest rate	2.93%	3.27%
Dividend yield	3.46%	4.72%
Volatility	34%	37%
Weighted average option life	8.5 years	8.5 years

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the above stock option plans have characteristics significantly different from those of traded options, and because, in management’s opinion, changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of the above stock option plans.

A summary of the remaining options outstanding under the plans as of December 31, 2011 are as follows:

Options Outstanding	Options vested	Range— Exercise Price	Weighted Average Price(1)	Weighted average contractual terms (in years)
64,840	64,840	$20.00 - $29.99	$29.81	0.86
215,592	154,384	$30.00 - $39.99	$32.68	4.34
66,996	—	$40.00 - $49.99	$44.12	9.08

347,428	219,224	$29.16 - $44.12	$34.35	4.60

(1)	Represents weighted average share price of options outstanding.

As of December 31, 2011, the remaining unvested restricted share awards outstanding have a weighted average contractual life of 2.20 years. A summary of the remaining restricted stock awards under the employee plan that remain outstanding as of December 31, are as follows:

	2011	Weighted Average Price	2010	Weighted Average Price	2009	Weighted Average Price
Beginning Balance	507,992	$34.92	792,707	$36.15	725,246	$42.64

Shares Awarded	133,509	$47.92	201,432	$34.63	336,450	$27.86
Shares Vested	(152,402)	$45.50	(304,378)	$37.36	(120,044)	$45.52
Shares forfeited	(31,064)	$36.86	(181,769)	$35.88	(148,945)	$41.46

Ending Balance	458,035	$35.06	507,992	$34.92	792,707	$36.15

The fair value of the Company’s performance based restricted stock awards with market conditions was determined at the time the shares were granted using a Monte Carlo simulation with the following range of assumptions:

	Year Ended December 31
	2011	2010	2009
Grant date share price	$44.12	$33.06	$26.40
Risk free rate	1.48%	1.95%	1.35%
Volatilities	50%-63%	48%-62%	41%-50%

The Monte Carlo simulation was developed for use in estimating the fair market value of performance based restricted awards with market based conditions. In addition, the model requires the input of highly subjective assumptions, including the expected stock price volatilities which have been determined using historical volatilities of the company, the MSCI US REIT index and a set of peer companies. Because in management’s opinion, changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of the above restricted performance shares with market conditions.

The following is a summary of the Company’s restricted shares granted under the employee plan for the years ended December 31, 2011, 2010 and 2009, respectively:

Restricted Stock - Awards	2011	Grant Date Fair Value	2010	Grant Date Fair Value	2009	Grant Date Fair Value
Executives:
Service Based Shares Awarded	46,531	$44.12	68,785	$32.94	121,707	$26.40
Performance Based Awards	21,229	$56.70	28,979	$33.06	78,261	$26.40
Awards with Market Conditions	17,369	$54.25	28,975	$44.63	45,117	$37.25
Employee:
Service Based Shares Awarded	43,422	$44.12	74,693	$33.06	91,365	$26.40
Performance and Market Based Awards	4,958	$57.12	—	—	—	—

Total -Restricted Stock Awards	133,509		201,432		336,450

Non-Employee Director Stock Option and Restricted Stock Plan

The Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan provides for: (1) annual grants of restricted stock with a market price-based value of $91,000 per year per non-employee director; (2) discretionary annual grants for service as Chairman of the Board or Lead Director of restricted stock with an aggregate value of up to $35,000 per year; and (3) annual grants for service as a Board committee chairman of restricted stock with an aggregate value of $10,500 per year per committee chairman. Under the plan, share-based compensation for 2011, 2010, and 2009, and all future service periods are to be paid in the form of restricted share grants and no new options are to be issued. The maximum number of shares that may be issued under the plan is 2,650,000. As with the Plans, the grant price may not be less than the fair market value of a share on the date the award is granted.

At December 31, 2011, the exercise prices of shares under option ranged between $28.42 and $63.22, with expiration dates from 2012 to 2017. The weighted average remaining contractual life of these options is approximately 2.3 years. Exercise prices on stock options exercised during 2011 ranged from $28.25 to $38.54. The intrinsic value of options exercised and restricted shares vested totaled $5,091,000, $3,039,000 and $464,000, for the years ended December 31, 2011, 2010 and 2009, respectively. The aggregate intrinsic value of options currently exercisable at December 31, 2011, 2010 and 2009 was $4,523,000, $5,299,000 and $1,805,000.

Changes in options outstanding were as follows:

	Years ended December 31,
	2011		2010		2009
	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price
Beginning Balance	569,855	$36.11	768,067	$34.41	844,920	33.95
Granted	—	—	—	—	—	—
Exercised	(222,890)	$31.83	(198,212)	$29.52	—	—
Cancelled	—	—	—	—	(76,853)	$29.28

Ending Balance	346,965	$38.86	569,855	$36.11	768,067	$34.41

Exercisable	346,965	$38.86	569,855	$36.11	768,067	$34.41

A summary of the remaining options outstanding under the non-employee director plan as of December 31, 2011 are as follows:

Options Outstanding	Options vested	Range— Exercise Price	Weighted Average Price	Weighted average contractual terms (in years)
41,918	41,918	$20.00 - $29.99	$28.87	0.65
222,849	222,849	$30.00 - $39.99	$34.25	1.73
50,359	50,359	$50.00 - $59.99	$52.19	4.42
31,839	31,839	$60.00 - $69.99	$63.22	5.42

346,965	346,965	$28.42 - $63.22	$38.86	2.33

As of December 31, 2011, the remaining unvested restricted share awards outstanding have a weighted average contractual life of 0.42 years. A summary of the remaining restricted stock awards under the non-employee director plan that remain outstanding as of December 31, are as follows:

	2011	Weighted Average price	2010	Weighted Average price	2009	Weighted Average price
Beginning Balance	22,649	$39.55	32,611	$25.38	18,916	$44.30

Shares Awarded	17,557	$51.02	25,401	$38.85	32,611	$25.38
Shares Vested	(22,649)	$39.55	(35,363)	$25.98	(18,699)	$44.26
Shares forfeited	—	—	—	—	(217)	$48.43

Ending Balance	17,557	$51.02	22,649	$39.55	32,611	$25.38

12.    Segment Reporting

FASB guidance requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that each of its operating properties, which comprised 99% of BRE’s consolidated assets at December 31, 2011 and 2010 and approximately 99% of its total consolidated revenues for the three years ended December 31, 2011, represents an operating segment. The Company aggregates its operating segments into reportable segments defined as the geographical regions in which its apartment communities are located: Southern California, San Francisco Bay Area and the Seattle area.

Segment Reporting guidance requires that segment disclosures present the measure(s) used by the chief operating decision makers to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s chief operating decision maker is comprised of several members of its executive management team who use net operating income (“NOI”) as a primary financial measure to assess the performance of the business.

The Company’s operating and investment activities are primarily focused on the ownership, development and operation of multifamily communities in the major metropolitan markets within the state of California, and in the metropolitan area of Seattle, Washington. We evaluate performance and allocate resources primarily based on the NOI of an individual multifamily community. We define NOI as the excess of all revenue generated by the community (primarily rental revenue) less direct real estate expenses. Accordingly, NOI does not take into account community-specific costs such as depreciation, capitalized expenditures and interest expense.

The Company monitors the operating results of each property on a “Same-store” and “non same-store” basis. “Same-store” properties are defined as properties that have been completed, stabilized and owned by the Company for at least two twelve month periods. A comparison of operating results for same-store communities is meaningful as these communities have stabilized occupancy and operating expenses, there is no plan to conduct substantial redevelopment activities and the community is not held for disposition within the current year.

Operating results are aggregated into five reportable segments based upon geographical region for same-store communities, with non same-store communities aggregated into one reportable segment. The following table details rental income and NOI for the Company’s reportable segments for the years ended December 31, 2011, 2010, and 2009, and reconciles NOI to income from continuing operations per the consolidated statement of operations (dollars in thousands):

The Company’s segmented revenue is as follows:

	For the Years Ended December 31,
	2011	2010	2009
Revenues:
Southern California(1)	$196,726	$192,474	$190,753
San Francisco Bay Area	64,843	61,366	62,391
Seattle	45,121	42,948	43,458
Non-core markets(2)	15,080	14,406	14,338
Non Same-store properties(3)	49,611	23,771	8,203

Total property revenues(4)	$371,381	$334,965	$319,143

Net Operating Income:
Southern California(1)	$135,571	$132,110	$132,154
San Francisco Bay Area	46,867	43,871	45,175
Seattle	28,884	27,211	28,592
Non-core markets(2)	9,622	8,695	8,694
Non Same-store properties(3)	31,225	14,444	4,576

Total property net operating income	$252,169	$226,331	$219,191

Other income	2,536	2,934	3,459
Income from unconsolidated entities	2,888	2,178	2,329
Income from discontinued operations, net	3,777	11,934	18,382

Net operating income	$261,370	$243,377	$243,361

Provision for depreciation, including discontinued operations	$(103,940)	$(94,384)	$(88,419)
Interest expense, including discontinued operations	(74,964)	(84,894)	(82,734)
General and administrative	(21,768)	(20,570)	(17,390)
(Loss)/Gain on retirement of debt	—	(23,507)	1,470
Other expenses	(402)	(5,298)	(13,522)
Net gain on sale of from discontinued operations	14,489	40,111	21,574
Gain from sale of unconsolidated entity	4,270	—	—
Dividends attributable to preferred stock	(7,655)	(11,813)	(11,813)
Redemption related to preferred stock issuance costs	(3,771)	—	—
Redeemable non-controlling interests in income	(1,168)	(1,446)	(1,885)

Net income available to common shareholders	$66,461	$41,576	$50,642

The following table details the assets of the Company’s reportable segments for the years ended December 31, 2011 and 2010 (dollars in thousands):

	As of December 31,
	2011	2010
Assets
Southern California(1)	$1,838,003	$1,825,712
San Francisco Bay Area	518,384	514,493
Seattle Area	423,908	419,182
Non-core markets(2)	129,526	128,164
Non Same-store properties(3)	697,224	514,570

Total investments in rental properties	$3,607,045	$3,402,121

Value assets sold in 2011 (present in 2010)	$0	$62,345
Accumulated depreciation	(729,151)	(640,456)
Construction in progress	$246,347	$29,095
Equity investment in real estate joint ventures	63,313	61,132
Land under development	101,023	183,291
Cash	9,600	6,357
Other assets	54,444	52,362

Total gross assets	$3,352,621	$3,156,247

(1)	Consists of properties in San Diego, Inland Empire, Los Angeles and Orange County.
(2)	Consists of one property in Sacramento, California (400 Units) and two properties in Phoenix, Arizona (902 units).
(3)

2011 Non Same-store properties include; three properties acquired in 2011, four properties acquired in 2010, two properties delivered in 2010 and under lease-up, and one property under rehabilitation/redevelopment.

(4)

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Company’s total revenues during the three years ended December 31, 2011, 2010, or 2009.

13.    Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share with respect to income from continuing operations:

	For the years ended,
	2011	2010	2009
Numerator:
Net income available to common shareholders	$66,461,000	$41,576,000	$50,642,000
Less adjustment for earnings and gains from discontinued operations	(16,900,000)	(47,699,000)	(32,787,000)

Numerator for earnings per share from continuing operations	$49,561,000	($6,123,000)	$17,855,000

Denominator
Denominator for basic earnings per share—weighted average shares	71,220,000	61,420,000	52,760,000
Effect of dilutive securities:
Stock based awards	450,000	430,000	240,000

Denominator for diluted earnings per share adjusted for weighted average shares and assumed conversion	71,670,000	61,850,000	53,000,000

Basic earnings per share from continuing operations	$0.69	$(0.10)	$0.33
Basic earnings per share from discontinued operations	0.24	0.77	0.62

Basic earnings per share	$0.93	$0.67	$0.95

Diluted earnings per share from continuing operations	$0.69	$(0.10)	$0.33
Diluted earnings per share from discontinued operations	0.24	0.77	0.62

Diluted earnings per share	$0.93	$0.67	$0.95

Under FASB guidance the effect of anti-dilutive Operating Company units and shares under option have been excluded from the diluted earnings per share calculation. Weighted average Operating Company units totaled 509,000, 683,000, and 780,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The anti-dilutive shares under option total 82,198, 82,198 and 242,831 for the years ended December 31, 2011, 2010 and 2009, respectively.

14.    Retirement Plan

BRE has a 401K defined contribution retirement plan covering all employees with more than six months of continuous full-time employment. In addition to employee elective deferrals, in 2011, 2010 and 2009, BRE contributed up to 3% of the employee’s contributions up to $7,350 per employee in 2011, 2010 and 2009. The aggregate amounts contributed and recognized as expense by BRE were $443,000, $415,000 and $518,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

15.    Related Party Transactions

BRE has notes receivable from third party non-controlling interest members of limited liability company subsidiaries of the Company totaling $7,242,000 and $7,304,000 at December 31, 2011 and 2010, respectively. The amounts are recorded in Other assets on the consolidated balance sheets. These notes mature in 2013 and have a weighted average interest rate of approximately 5%. Interest income from the notes totaled $366,000, $370,000 and 374,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company has recourse to take over the ownership in the underlying assets from the third party minority interest member in the event of default, which is sufficient to recover amounts owed to the Company in the event of default. No allowance has been recorded.

16.    Commitments

During the years ended December 31, 2011, 2010 and 2009, total operating lease payments incurred for office space, including real estate taxes, insurance, repairs and utilities, aggregated $1,499,000, $1,433,000, and $1,405,000 respectively.

The minimum future basic aggregate rental commitment under the Company’s operating leases is as follows:

2012	$1,823,000
2013	1,734,000
2014	1,888,000
2015	1,712,000
2016	799,000
Thereafter	9,126,000

Total	$17,082,000

Over the term of each operating lease, rent is based on fixed contractual increases to the base rent and expense is recognized on a straight line basis. The ground lease for the Mercer Island Development site has an annual straight line rent expense of approximately $664,000. The straight line expense has been calculated based on fixed contractual amounts in years one through five and CPI-U index inflation ratios beginning in year six.

The Company’s leases as of December 31, 2011 are as follows:

Lease Terms
Lease Location	Start Date	Termination Date	BRE Options
Phoenix, AZ	12/1/2006	1/31/12	N/A
Seattle, WA	6/1/2007	9/1/2012	5 year extension
Denver, CO	2/1/2008	1/31/2013	3-5 year extension
Irvine, CA	12/1/2005	3/31/2015	N/A
San Francisco, CA	8/1/2005	2/1/2016	Two 5 year extensions
Mercer Island, WA	10/7/2010	10/7/2070	Two 15 year extensions, and a 9 year extension

17.     Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. Losses associated with legal claims arising in the ordinary course of business are expected to be covered under the Company’s insurance policies. As of December 31, 2011, there were no pending legal proceedings to which the Company is a party or of which any of its properties is the subject, the adverse determination of which the Company anticipates would have a material adverse effect upon its consolidated financial condition and results of operations. As of the filing date, the risk of a material loss impacting the Company’s financial position has been assessed as remote.

18.    Subsequent Events

The Company has evaluated and disclosed subsequent events through the date of issuance of the financial statements.

On January 5, 2012, the Company entered into a $750,000,000 unsecured line of credit (the “Credit Agreement”). The Credit Agreement has an initial term of 39 months, terminates on April 3, 2015 and replaces the previous $750,000,000 unsecured line of credit. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 120 basis points. In addition, we pay a 0.20% annual facility fee on the total commitment of the facility.

On February 1, 2012, the Company prepaid the single property mortgage on Alessio for $65,866,000 prior to its scheduled maturity, with no prepayment penalty.

On February 6, 2012, the Company’s Board of Directors approved an increase in the 2012 dividend to $0.385 per quarter or $1.54 annually.

Subsequent to the end of the year, 158,975 operating company units were converted for shares of BRE common stock. There are 1,907 remaining operating company units outstanding as of February 17, 2012.

Subsequent to the end of the year, the Company announced it is exercising its right to redeem for cash all of the outstanding 2012 convertible 4.125% senior unsecured notes, at a redemption price equal to 100% of the principal amount of the notes outstanding, plus accrued and unpaid interest up to, but excluding, February 21, 2012 (the “Redemption Date”).

19.    Supplemental Financial Data (Unaudited)

Quarterly financial information follows:

	2011
	Quarter ended March 31	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
	(amounts in thousands, except per share data)
Revenues(1)	$88,808	$91,691	$94,895	$95,989
Income from continuing operations	12,274	12,171	18,051	19,659
Discontinued operations	659	605	645	14,991
Redeemable noncontrolling interests in income	(335)	(335)	(332)	(165)
Preferred stock dividends	(2,953)	(2,653)	(1,138)	(911)
Redemption related preferred stock issuance costs	—	(3,616)	(155)	—

Net income available to common shareholders	$9,645	$6,172	$17,071	$33,574

Basic earnings per share from continuing operations	$0.14	$0.08	$0.22	$0.25
Basic earnings per share from discontinued operations	0.01	0.01	0.01	0.20

Basic earnings per share	$0.15	$0.09	$0.23	$0.45

Diluted earnings per share from continuing operations	$0.14	$0.08	$0.22	$0.24
Diluted per share from discontinued operations	0.01	0.01	0.01	0.20

Diluted earnings per share	$0.15	$0.09	$0.23	$0.44

	2010
	Quarter ended March 31	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
	(amounts in thousands, except per share data)
Revenues(1)	$79,926	$82,200	$85,427	$87,413
Income/ (loss) from continuing operations	6,602	6,161	7,267	(12,894)
Discontinued operations	2,249	13,462	15,656	16,331
Redeemable noncontrolling interests in income	(373)	(373)	(365)	(335)
Preferred stock dividends	(2,953)	(2,953)	(2,953)	(2,953)

Net income available to common shareholders	$5,525	$16,297	$19,605	$149

Basic earnings (loss) per share from continuing operations	$0.06	$0.04	$0.06	$(0.25)
Basic earnings (loss) per share from discontinued operations	0.04	0.22	0.24	0.25

Basic earnings per share	$0.10	$0.26	$0.30	$0.00

Diluted earnings (loss) per share from continuing operations	$0.06	$0.04	$0.06	$(0.25)
Diluted earnings (loss) per share from discontinued operations	0.04	0.22	0.24	0.25

Diluted earnings per share	$0.10	$0.26	$0.30	$0.00

(1)	Revenue totals do not include revenues from discontinued operations, other income and partnership income.

For the years ended December 31, 2011, 2010 and 2009, the federal income tax components of the Company’s dividends on the common and preferred stock were as follows (unaudited).

	Ordinary Income	Long Term Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital
Common Stock
December 31, 2011	61%	7%	14%	18%
December 31, 2010	49%	23%	28%	—%
December 31, 2009	86%	—%	14%	—%

	Ordinary Income	Long Term Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital
Cumulative Redeemable Preferred Stock (all series)
December 31, 2011	75%	8%	17%	—%
December 31, 2010	49%	23%	28%	—%
December 31, 2009	86%	—%	14%	—%

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollar amounts in thousands)

Property Name	Location	Dates Acquired / Constructed	Intitial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives-Years	Gross Amount Carried at December 31, 2011
			Land	Building & Improvements			Land	Building & Improvements	Total	Accumulated Depreciation	Encumbrances
Sharon Green	Menlo Park, CA	1971/1970	$1,250	$5,770	$12,955	40	$1,250	$18,725	$19,975	$(14,970)	*	*
Verandas	Union City, CA	1993/1989	3,233	12,932	5,698	40	3,233	18,630	21,863	(9,678)
Foster’s Landing	Foster City, CA	1996/1987	11,742	47,846	13,527	40	11,742	61,373	73,115	(26,434)
Crow Canyon	San Ramon, CA	1996/1992	8,724	34,895	10,464	40	8,724	45,359	54,083	(20,630)
Lakeshore Landing	San Mateo, CA	1997/1988	8,547	34,228	8,174	40	8,547	42,402	50,949	(17,902)
Mission Peaks	Fremont, CA	1997/1995	11,747	47,082	35,066	40	11,747	82,148	93,895	(35,273)
Deer Valley*	San Rafael, CA	1997/1996	6,042	24,169	3,729	40	6,042	27,898	33,940	(11,346)
Pinnacle City Centre*	Hayward, CA	2000/2000	4,903	22,999	1,235	40	4,903	24,234	29,137	(7,309)
Mission Peaks II	Fremont, CA	2000/1989	12,639	50,690	8,759	40	12,639	59,449	72,088	(19,039)
Avenue 64	Emeryville, CA	2007/2007	10,364	58,100	876	40	10,364	58,976	69,340	(6,142)	*	*
Villa Granada	Santa Clara, CA	2010/2010	13,052	74,600	1,867	40	13,052	76,467	89,519	(2,756)
Museum Park	San Jose, CA	2010/2002	6,609	22,991	1,485	40	6,609	24,476	31,085	(1,490)
Fountains at River Oaks	San Jose, CA	2010/1990	12,394	37,906	2,955	40	12,394	40,861	53,255	(2,072)	32,480
The Landing at Jack London Square	Oakland	2011/2001	12,732	52,143	472	40	12,732	52,615	65,347	(1,413)
Layfayette Highlands	Lafayette	2011/2007/1970	9,130	38,592	1,126	40	9,130	39,718	48,848	(690)

San Francisco Bay Area			$133,108	$564,943	$108,388		$133,108	$673,331	$806,439	(177,144)	32,480

Montanosa	San Diego, CA	1992/1990/19989	$6,005	$24,065	$9,733	40	$6,005	$33,798	$39,803	$(18,334)	$59,475
Esplanade	San Diego, CA	1993/1985	6,350	25,421	7,176	40	6,350	32,597	38,947	(16,367)
Terra Nova Villas	Chula Vista, CA	1994/1985	2,925	11,699	4,123	40	2,925	15,822	18,747	(7,917)
Canyon Villa	Chula Vista, CA	1996/1981	3,064	12,258	3,456	40	3,064	15,714	18,778	(7,091)
Lakeview Village	Spring Valley, CA	1996/1985	3,977	15,910	5,028	40	3,977	20,938	24,915	(9,301)
Countryside Village	El Cajon, CA	1996/1989	1,002	4,007	1,450	40	1,002	5,457	6,459	(2,528)
Cambridge Park	San Diego, CA	1998/1998	7,628	30,521	7,106	40	7,628	37,627	45,255	(15,294)
Carmel Landing	San Diego, CA	1999/1989	6,928	27,686	8,025	40	6,928	35,711	42,639	(13,205)
Carmel Creek	San Diego, CA	2000/2000	4,744	45,430	7,204	40	4,744	52,634	57,378	(15,925)	*	*
Pinnacle at Otay Ranch I & II	Chula Vista, CA	2001/2001	8,928	43,388	6,293	40	8,928	49,681	58,609	(14,066)	*	*
Mission Trails	San Diego, CA	2002/1987	5,315	21,310	2,883	40	5,315	24,193	29,508	(6,869)
Bernardo Crest	San Diego, CA	2002/1988	6,016	24,115	4,235	40	6,016	28,350	34,366	(8,561)
Carmel Summit	San Diego, CA	2006/1989	16,025	36,611	7,932	40	16,025	44,543	60,568	(9,801)
Allure at Scripps Ranch	San Diego, CA	2010/2002	11,885	34,315	875	40	11,885	35,190	47,075	(2,608)

San Diego			$90,792	$356,736	$75,519		$90,792	$432,255	$523,047	$(147,867)	$59,475

Property Name	Location	Dates Acquired / Constructed	Intitial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Lives-Years	Gross Amount Carried at December 31, 2011
			Land	Building & Improvements			Land	Building & Improvements	Total	Accumulated Depreciation	Encumbrances
Village Green	La Habra, CA	1972/1971	$372	$2,763	$3,453	40	$372	$6,216	$6,588	$(5,033)
Sycamore Valley	Fountain Valley, CA	1996/1969	4,617	18,691	8,566	40	4,617	27,257	31,874	(11,375)
Villa Santana	Santa Ana, CA	1997/1986	3,016	12,180	2,962	40	3,016	15,142	18,158	(6,421)
Parkside Court	Santa Ana, CA	1997/1987	2,013	8,632	2,480	40	2,013	11,112	13,125	(4,775)
Villa Siena	Costa Mesa, CA	1999/1974	4,853	19,739	11,331	40	4,853	31,070	35,923	(10,354)
Cortesia	Rancho Santa Margarita, CA	2000/1999	7,740	30,982	4,627	40	7,740	35,609	43,349	(10,985)
The Palms at Laguna Niguel	Rancho Niguel, CA	2001/1988	12,572	50,308	4,900	40	12,572	55,208	67,780	(16,025)	*	*
Pinnacle at MacArthur Place	South Coast Metro, CA	2002/2002	8,155	54,257	4,710	40	8,155	58,967	67,122	(14,435)	*	*
Pinnacle at Fullerton	Fullerton, CA	2004/2002	7,087	36,869	1,231	40	7,087	38,100	45,187	(7,568)	*	*
Pinnacle at Talega	San Clemente, CA	2004/2003	17,125	48,171	4,222	40	17,125	52,393	69,518	(12,281)	*	*
Renaissance at Uptown Orange	Orange, CA	2007/2007	16,603	99,175	1,043	40	16,603	100,218	116,821	(10,811)
Park Viridian	Anaheim, CA	2009/2009	9,629	79,042	912	40	9,629	79,954	89,583	(5,251)

Orange County			$93,782	$460,809	$50,437		$93,782	$511,246	$605,028	$(115,314)	—

The Summit	Chino Hills, CA	1996/1989	$1,838	$7,354	$3,603	40	$1,838	$10,957	$12,795	$(4,985)
Emerald Pointe	Diamond Bar, CA	2002/1989	5,052	20,248	2,714	40	5,052	22,962	28,014	(6,661)
Enclave at Town Square	Chino Hills, CA	2003/1987	2,473	10,069	2,603	40	2,473	12,672	15,145	(4,256)
Mission Grove Park	Riverside, CA	2005/2001	15,120	61,873	2,654	40	15,120	64,527	79,647	(12,141)	30,893
The Heights I & II	Chino Hills, CA	2005/2004	9,132	58,844	1,998	40	9,132	60,842	69,974	(10,359)

Inland Empire			$33,615	$158,388	$13,572		$33,615	$171,960	$205,575	$(38,402)	$30,893

Candlewood North	Northridge, CA	1996/1995/1964	$2,110	$8,477	$2,396	40	$2,110	$10,873	$12,983	$(4,848)
Pinnacle at Westridge	Valencia, CA	2004/2002	11,253	31,465	1,134	40	11,253	32,599	43,852	(6,277)	*	*
Canyon Creek	Northridge, CA	2003/1986	6,152	24,650	3,623	40	6,152	28,273	34,425	(7,637)
Summerwind Townhomes	Harbor City, CA	2004/1987	6,950	27,879	4,583	40	6,950	32,462	39,412	(8,983)
Regency Palm Court	Los Angeles, CA	2004/1987	2,049	8,277	1,529	40	2,049	9,806	11,855	(2,719)
Windsor Court	Los Angeles, CA	2004/1987	1,638	6,631	1,361	40	1,638	7,992	9,630	(2,310)
Tiffany Court	Los Angeles, CA	2004/1987	3,033	12,211	2,661	40	3,033	14,872	17,905	(4,293)
Alessio	Los Angeles, CA	2004/2001	40,560	96,565	8,411	40	40,560	104,976	145,536	(21,670)	65,866
Catalina Gardens	Los Angeles, CA	2005/1987	6,400	20,309	1,211	40	6,400	21,520	27,920	(3,817)
Bridgeport Coast	Santa Clarita, CA	2006/2006	11,500	28,741	615	40	11,500	29,356	40,856	(4,170)	*	*
The Stuart at Sierra Madre	Pasadena	2007/2007	7,926	55,733	693	40	7,926	56,426	64,352	(5,680)
5600 Wilshire	Los Angeles, CA	2008/2008	32,825	100,993	759	40	32,825	101,752	134,577	(7,708)
Aqua at Marina Del Rey	Marina Del Rey, CA	2010/2001	37,445	128,555	3,905	40	37,445	132,460	169,905	(6,039)
The Vistas of West Hills	Valencia	2011/2009	11,244	45,233	333	40	11,244	45,566	56,810	(1,664)

Los Angeles			$181,085	$595,719	$33,214		$181,085	$628,933	$810,018	$(87,815)	$65,866

Property Name	Location	Dates Acquired / Constructed	Intitial Cost to Company		Costs Capitalized Subsequent to Acquisition	Depreciable Live-Years	Gross Amount Carried at December 31, 2011
			Land	Building & Improvements			Land	Building & Improvements	Total	Accumulated Depreciation	Encumbrances
Selby Ranch	Sacramento, CA	1986/1971-1974	$2,660	$18,340	$12,302	40	$2,660	$30,642	$33,302	$(18,602)	*	*

Sacramento			$2,660	$18,340	$12,302	40	$2,660	$30,642	$33,302	$(18,602)	$—

Pinnacle at South Mountain I & II*	Phoenix, AZ	1997/1996	$11,062	$44,257	$4,107	40	$11,062	$48,364	$59,426	$(18,080)	*	*
Pinnacle Towne Center*	Phoenix, AZ	1998/1998	6,688	27,631	2,478	40	6,688	30,109	36,797	(10,827)	*	*

Phoenix			$17,750	$71,888	$6,585	40	$17,750	$78,473	$96,223	$(28,907)	$—

Parkwood at Mill Creek	Mill Creek, WA	1989/1989	$3,947	$15,811	$2,866	40	$3,947	$18,677	$22,624	$(10,496)
Shadowbrook	Redmond, WA	1987-98/1986	4,776	17,415	6,081	40	4,776	23,496	28,272	(14,426)
Citywalk	Seattle, WA	1988/1988	1,123	4,276	1,171	40	1,123	5,447	6,570	(3,220)
Thrasher’s Mill	Bothell, WA	1996/1988	2,031	8,223	2,549	40	2,031	10,772	12,803	(4,823)
Ballinger Commons	Seattle, WA	1996/1989	5,824	23,519	5,788	40	5,824	29,307	35,131	(12,894)
Park Highland	Bellevue, WA	1998/1993	5,602	22,483	3,601	40	5,602	26,084	31,686	(9,846)
Pinnacle BellCentre	Bellevue, WA	2000/2000	11,163	32,821	2,002	40	11,163	34,823	45,986	(9,886)	*	*
Pinnacle Sonata	Bothell, WA	2002/2000	8,576	39,067	1,188	40	8,576	40,255	48,831	(10,624)
Pinnacle on Lake Washington	Renton, WA	2001/2001	4,878	26,184	2,292	40	4,878	28,476	33,354	(7,394)	*	*
The Audrey at Belltown	Seattle, WA	2001/1992	4,279	17,259	3,848	40	4,279	21,107	25,386	(6,164)
The Trails of Redmond	Redmond, WA	2004/1985	17,413	45,013	10,024	40	17,413	55,037	72,450	(15,560)
Taylor 28	Seattle, WA	2009/2009	8,100	52,101	615	40	8,100	52,716	60,816	(3,497)
Belcarra	Bellevue, WA	2010/2010	12,485	74,778	3,711	40	12,485	78,489	90,974	(3,942)

Seattle			$90,197	$378,950	$45,736		$90,197	$424,686	$514,883	$(112,772)	$—

Non-Multi

Gateway at Emeryville	Emeryville, CA		$10,201	$2,328	$1	2	$10,201	$2,329	$12,530	$(2,328)	$—

TOTAL -76 Communities			$653,190	$2,608,101	$345,754		$653,190	$2,953,855	$3,607,045	$(729,151)	$188,714

*	Property held by a consolidated subsidiary of the Company
**	Properties secure the Company’s $620,000,000 FNMA line of credit.

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(Amounts in thousands)

The activity in investments in rental properties and related depreciation for the three-year period ended December 31, 2011 is as follows:

Investments in rental properties:

	Years ended December 31,
	2011	2010	2009
Balance at beginning of year	$3,464,466	$3,180,633	$2,927,481
Transfers from construction in progress	—	119,698	283,434
Capital and Rehabilitation expenditures	37,031	30,307	27,337
Acquisitions	170,127	292,100	—
Investments sold	(62,690)	(159,514)	(59,663)
Change in accrued improvements to direct investment in real estate costs and other capitalization	(1,889)	1,242	2,044

Balance at end of year	$3,607,045	$3,464,466	$3,180,633

Accumulated depreciation on rental properties:

	Years ended December 31,
	2011	2010	2009
Balance at beginning of year	$640,456	$583,953	$514,388
Provision for depreciation, including discontinued operations	103,940	94,384	88,419
Dispositions	(15,245)	(37,881)	(18,854)

Balance at end of year	$729,151	$640,456	$583,953

Certain balances have been reclassified to real estate held for sale, net.

INDEX TO EXHIBITS

Exhibit No.	Description
3.0	Amended and Restated Articles of Incorporation (previously filed on March 15, 1996 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

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

10.2*

Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan (previously filed on November 5, 2007 as Exhibit 10.2 to the Registrant’s Quarterly Report on From 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein)

10.3*	Amended and Restated 1999 BRE Stock Incentive Plan (previously filed on March 17, 2008 as Annex D to the Registrant’s Proxy Statement on Schedule 14A and incorporated by reference herein)

10.4*

BRE Properties Inc. Deferred Compensation Plan effective January 1, 2000 (previously filed on March 24, 2000 as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, as amended by the Annual Report on Form 10-K/A filed on August 4, 2000 and incorporated by reference herein)

10.5*

Amended and Restated Employment Agreement with Constance B. Moore dated November 20, 2006 (previously filed November 21, 2006 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.6*

First Amendment to the Amended and Restated Employment Agreement with Constance B. Moore dated December 31, 2008 (previously filed on February 18, 2009 as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein)

10.7*

Second Amendment, made on January 27, 2011 and effective as of January 1, 2011, to Amended and Restated Employment Agreement of Constance B. Moore effective as of January 1, 2005, as amended (previously filed on February 1, 2011 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.8*

Employment Agreement with Stephen C. Dominiak dated August 12, 2008 (previously filed on August 13, 2008 as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

Exhibit No.	Description

10.9*

First Amendment to the Employment Agreement with Stephen C. Dominiak dated December 31, 2008 (previously filed on February 18, 2009 as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein

10.10*

Second Amendment, made on January 27, 2011 and effective as of January 1, 2011, to Employment Agreement of Stephen C. Dominiak effective as of September 2, 2008, as amended (previously filed on February 1, 2011 as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.11*

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

10.14*

Employment Agreement, dated as of August 7, 2009, between the registrant and John A. Schissel (previously filed on August 13, 2009 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.15*

First Amendment, made on January 27, 2011 and effective as of January 1, 2011, to Employment Agreement of John A. Schissel effective as of October 5, 2009, as amended (previously filed on February 1, 2011 as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.16*

Employment Agreement, dated as of January 11, 2011, between the Registrant and Scott A. Reinert (previously filed on January 14, 2011 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.17*

First Amendment, made on January 27, 2011 and effective as of January 1, 2011, to Employment Agreement of Scott A. Reinert effective as of January 24, 2011, as amended (previously filed on February 1, 2011 as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.18*

Amended and Restated Employment Agreement, dated as of February 7, 2011, between the Registrant and Deborah J. Jones (previously filed on February 8, 2011 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.19*	Form of Indemnification Agreement (previously filed on February 27, 2002 as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.20

Treasury rate guarantee hedge with Morgan Stanley, dated November 21, 1997 (previously filed on March 26, 1998 as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference herein)

10.21

Amended and Restated Limited Liability Company Agreement of BRE Property Investors LLC, dated as November 18, 1997 (previously filed on December 18, 1997 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.22

Contribution Agreement dated as of September 29, 1997 between the Registrant, BRE Property Investors LLC and the TCR Signatories (previously filed on November 14, 1997 as Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference herein)

Exhibit No.	Description

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

10.24*

Retirement Plan for Employees of BRE Properties, Inc. (previously filed on March 12, 2003 as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by the Annual Report on the Registrant’s Form 10-K/A on June 12, 2003 and incorporated by reference herein)

10.25*

Form of option agreement for the 1999 BRE Stock Incentive Plan (previously filed on March 16, 2005 as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.26*

Form of option agreement for the Second Amended and Restated Non-Employee Directors Stock Option and Restricted Stock Plan (previously filed on March 16, 2005 as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.27*

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

10.29*	Form of share award for the 1999 BRE Stock Incentive Plan (previously filed on October 29, 2008 as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.30*

Form of restricted stock award agreement for the Fifth Amended and Restated Non-Employee Directors Stock Option and Restricted Stock Plan (previously filed on March 16, 2005 as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.31*

Form of restricted stock Performance Stock Award Agreement to evidence grants of performance shares made on January 27, 2010 pursuant to our 1999 BRE Stock Incentive Plan (previously filed on February 2, 2010 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.32*

Form of performance stock award agreement for the 1999 BRE Stock Incentive Plan (previously filed on February 2, 2010 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.33*

Form of Executive Officer Performance Stock Award Agreement under 1999 BRE Stock Incentive Plan, as amended (previously filed on February 1, 2011 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.34*

Form of Executive Officer Performance Restricted Stock Award Agreement under 1999 BRE Stock Incentive Plan, as amended (previously filed on December 20, 2011 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

Exhibit No.	Description

10.35*

Form of restricted stock award agreement for the Fifth Amended and Restated Non-Employee Directors Stock Option and Restricted Stock Plan (previously filed on February 12, 2010 as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein)

10.36*

Form of restricted stock award agreement for the 1999 BRE Stock Incentive Plan (previously filed on February 12, 2010 as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein)

10.37*

Form of Performance Stock Award Agreement under 1999 BRE Stock Incentive Plan, as amended (previously filed on February 2, 2010 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.38

Amended and Restated Credit Agreement by and among BRE Properties, Inc., as borrower, the lenders party thereto and each of Wachovia Capital Markets, LLC and RBS Securities Corporation, as joint lead arrangers and joint book managers, Wachovia Bank, National Association, as administrative agent, The Royal Bank of Scotland, plc, as syndication agent, and Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank Securities, Inc., as co-documentation agents, entered into as of September 18, 2007 (previously filed on September 20, 2007 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.39*

Form of 1999 BRE Stock Incentive Plan Certificate of Stock Option Agreement (previously filed on February 2, 201 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.40

Equity Distribution Agreement, dated as of February 24, 2010, between BRE Properties, Inc. and Deutsche Bank Securities Inc. (previously filed on February 25, 2010 as Exhibit 1.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.41

Equity Distribution Agreement, dated as of February 24, 2010, between BRE Properties, Inc. and J.P. Morgan Securities Inc. (previously filed on February 25, 2010 as Exhibit 1.2 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.42

Equity Distribution Agreement, dated as of February 24, 2010, between BRE Properties, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (previously filed on February 25, 2010 as Exhibit 1.3 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.43

Equity Distribution Agreement, dated as of February 24, 2010, between BRE Properties, Inc. and UBS Securities LLC (previously filed on February 25, 2010 as Exhibit 1.4 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.44

Equity Distribution Agreement, dated as of February 24, 2010, between BRE Properties, Inc. and Wells Fargo Securities, LLC (previously filed on February 25, 2010 as Exhibit 1.5 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.45

Amendment No. 1 to Contribution Agreement, dated November 18, 1997 (previously filed on November 24, 1997 as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.46*

Direct Stock Purchase and Dividend Reinvestment Plan (previously filed on November 28, 2008 pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, as Prospectus Supplement to the Registrant’s Prospectus dated November 8, 2007 (File No. 333-147238) and incorporated by reference herein)

12	Statements re: computation of ratios

14	Code of Ethics (previously filed on March 7, 2006 as Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)

Exhibit No.	Description

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the BRE Properties, Inc. Yearly Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) notes to consolidated financial statements

*	Management contract, or compensatory plan or agreement.