Form 10-Q
period 2012-03-31
BRE PROPERTIES INC /MD/
filed 2012-05-04
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of common stock outstanding as of April 30, 2012	76,697,594

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

March 31, 2012

PART I FINANCIAL INFORMATION

ITEM  1 – Financial Statements.

BRE Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental communities	$3,613,317	$3,607,045
Construction in progress	279,313	246,347
Less: accumulated depreciation	(753,904)	(729,151)

	3,138,726	3,124,241
Equity investment in real estate joint ventures	62,852	63,313
Land under development	104,108	101,023

Total real estate portfolio	3,305,686	3,288,577
Cash	7,280	9,600
Other assets	57,784	54,444

Total assets	$3,370,750	$3,352,621

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured senior notes	$690,018	$724,957
Unsecured line of credit	222,000	129,000
Mortgage loans payable	742,657	808,714
Accounts payable and accrued expenses	59,432	63,273

Total liabilities	1,714,107	1,725,944

Redeemable noncontrolling interests	8,107	16,228
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 2,159,715 shares with $25 liquidation preference issued and outstanding at March 31, 2012 and December 31, 2011, respectively.	22	22
Common stock, $0.01 par value, 100,000,000 shares authorized; 76,679,462 and 75,556,167 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively.	767	756
Additional paid-in capital	1,867,664	1,818,064
Cumulative dividends in excess of accumulated net income	(219,917)	(208,393)

Total shareholders’ equity	1,648,536	1,610,449

Total liabilities and shareholders’ equity	$3,370,750	$3,352,621

See condensed notes to unaudited consolidated financial statements

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2012	2011
Revenues
Rental income	$93,201	$85,623
Ancillary income	3,743	3,185

Total revenues	96,944	88,808

Expenses
Real estate	30,970	28,704
Provision for depreciation	25,032	23,950
Interest	17,218	19,748
General and administrative	5,847	5,234
Other expenses	—	143

Total expenses	79,067	77,779

Other income	520	605

Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	18,397	11,634
Income for unconsolidated entities	727	640

Income from continuing operations	19,124	12,274
Income from discontinued operations, net	—	659

Income from discontinued operations	—	659

Net income	$19,124	$12,933

Redeemable noncontrolling interest in income	105	335

Net income attributable to controlling interests	19,019	12,598
Dividends attributable to preferred stock	911	2,953

Net income available to common shareholders	$18,108	$9,645

Per common share data – Basic
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.24	$0.14
Income from discontinued operations	$0.00	$0.01

Net income available to common shareholders	$0.24	$0.15

Weighted average common shares outstanding – basic	76,000	64,890

Per common share data – Diluted
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.24	$0.14
Income from discontinued operations	$0.00	$0.01

Net income available to common shareholders	$0.24	$0.15

Weighted average common shares outstanding –diluted	76,380	65,305

Dividends declared and paid per common share	$0.3850	$0.3750

See condensed notes to unaudited consolidated financial statements

BRE Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$19,124	$12,933
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non cash interest on convertible debt	37	91
Income from unconsolidated entities	(727)	(640)
Distributions of earnings from unconsolidated entities	1,165	922
Provision for depreciation	25,032	23,950
Provision for depreciation from discontinued operations	—	451
Non cash stock based compensation expense	1,378	983
Other assets	(3,596)	(3,941)
Accounts payable and accrued expenses	(5,111)	(5,725)

Net cash flows provided by operating activities	37,302	29,024

Cash flows from investing activities:
Acquisitions of operating real estate communities	—	(56,477)
Additions to land under development and predevelopment cost	(3,117)	(9,461)
Additions to construction in progress	(30,813)	(3,856)
Rehabilitation expenditures and other	(3,760)	(1,658)
Capital expenditures	(2,537)	(4,956)
Improvements to real estate joint ventures	—	(120)
Additions to furniture, fixtures and equipment	—	(12)

Net cash flows used in investing activities	(40,227)	(76,540)

Cash flows from financing activities:
Principal payments on mortgage loans	(66,057)	(522)
Repayment of unsecured notes	(35,000)	(48,545)
Lines of credit:
Advances	134,000	141,000
Repayments	(41,000)	(40,000)
Cash dividends paid to common shareholders	(29,632)	(24,578)
Cash dividends paid to preferred shareholders	(911)	(2,953)
Distributions to redeemable noncontrolling interests	—	(230)
Distributions to other noncontrolling interests	(105)	(105)
Shares retired for tax withholding	(2,326)	(1,783)
Proceeds from exercises of stock options, net	2,305	1,413
Proceeds from dividend reinvestment plan	216	199
Proceeds from issuance of common shares, net	39,115	24,369

Net cash flows provided by financing activities	605	48,265

(Decrease) increase in cash	(2,320)	749
Cash balance at beginning of period	9,600	6,357

Cash balance at end of period	$7,280	$7,106

BRE Properties, Inc.

Consolidated Statements of Cash Flows Cont. (unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2012	2011
Supplemental disclosure of non cash activities:
Change in accrued improvements to direct investments in real estate	$62	$1,523

Change in accrued development costs for construction in progress and land under development	$(1,332)	$(611)

Change in redemption value of redeemable noncontrolling interests	$(3,789)	$2,264

Conversion of redeemable noncontrolling interest units	$(4,332)	$—

See condensed notes to unaudited consolidated financial statements

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2012

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements have been omitted. The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2011 of BRE Properties, Inc. (the “Company” or “BRE”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments only) necessary for a fair presentation of the Company’s consolidated financial statements for the interim periods presented.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B – UPDATE OF SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments in Rental Communities

Rental communities are recorded at cost, less accumulated depreciation, less an adjustment, if any, for impairment. Costs associated with the purchase of operating communities are recorded to land, building and intangibles when applicable, based on their fair value in accordance with Financial Accounting Standards Board (FASB) business combination guidance. Land value is assigned based on the purchase price if land is acquired separately, or estimated fair market value based upon market comparables if acquired in a merger or in an operating community acquisition.

Where possible, the Company stages its construction to allow leasing and occupancy during the construction period, which BRE believes minimizes the duration of the lease-up period following completion of construction. The Company’s accounting policy related to communities in the development and leasing phase is to expense all operating cost associated with completed apartment homes, including costs associated with the lease up of the development. Projects under development are carried at cost, including direct and indirect costs incurred to ready the assets for their intended use and which are specifically identifiable, including capitalized interest and property taxes until homes are placed in service. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. The Company has a development group which manages the design, development and construction of apartment communities. Project costs related to the development and construction of apartment communities (including interest and related loan fees, property taxes, and other direct costs including municipal fees, permits, architecture, engineering and other professional fees) are capitalized as a cost of the project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend all of their time on development activities are also capitalized and allocated to the projects to which they relate. Capitalized compensation totaled approximately $2,390,000 and $1,600,000 for the three month periods ended March 31, 2012 and March 31, 2011, respectively. Indirect costs not related to development and construction activity are expensed as incurred. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that increase the value of the community or extend its useful life are capitalized.

Direct investment development projects are considered placed in service as certificates of occupancy are issued and the homes become ready for occupancy. Depreciation begins as homes are placed in service. Land acquired for development is capitalized and reported as Land under development until the development plan for the land is formalized. Once the development plan is finalized and construction contracts are signed, the costs are transferred to the balance sheet line item Construction in progress.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which generally range from 35 to 40 years for buildings and three to ten years for other community assets. The determination as to whether expenditures should be capitalized or expensed, and the period over which depreciation is recognized, requires management’s judgment.

In accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets, the Company’s investments in real estate are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of estimated fair value is based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimated fair value is warranted. There were no assets for which an adjustment for impairment in value was made in 2012 or 2011.

The guidance also requires that the results of operations of any communities that have been sold, or otherwise qualify as held for sale, be presented as discontinued operations in the Company’s consolidated financial statements in all periods presented. The community specific real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation ceases once an asset is classified as held for sale.

Reportable Segments

FASB guidance requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that each of its operating communities, which comprised 99% of BRE’s consolidated assets at March 31, 2012 and December 31, 2011 and approximately 99% of its total consolidated revenues for the three months ending March 31, 2012 and March 31, 2011, represents an operating segment. The Company aggregates its operating segments into five reportable segments based upon geographical region for same-store communities, with non same-store communities aggregated into one reportable segment.

“Same-store” communities are defined as communities that have been completed, stabilized and owned by the Company for at least two twelve month periods. The company defines stabilized as communities that have reached a physical occupancy of at least 93%.

NOTE C – STOCK-BASED COMPENSATION

The Company measures the value of service based restricted stock awards and performance based restricted stock awards without market conditions at fair value on the grant date, based on the number of units granted and the market value of its common stock on that date. Share-based payment guidance requires compensation expense to be recognized with respect to the restricted stock if it is probable that the service or performance condition will be achieved. As a result, the Company records the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period. For service based restricted stock awards, the Company evaluates its forfeiture rate at the end of each reporting period based on the probability of the service condition being met. For performance based restricted stock awards without market conditions, the Company records the fair value, net of estimated forfeitures, as stock based compensation expense using the accelerated attribution method with each vesting tranche valued as a separate award. The fair value of performance based restricted stock awards with market conditions is determined using a Monte Carlo simulation to estimate the grant date fair value. The Company records the fair value of these awards with market conditions, net of estimated forfeitures, as stock-based compensation using the accelerated attribution method over the vesting period regardless of whether the market conditions are satisfied in accordance with share-based payment guidance.

The cost related to stock-based compensation included in the determination of consolidated net income for the three months ended March 31, 2012 and 2011 includes all awards outstanding and vested during these periods.

Stock-based compensation awards under BRE’s plans vest over periods ranging from one to four years. At March 31, 2012, compensation cost related to unvested awards not yet recognized totaled approximately $15,956,000 and the weighted average period over which it is expected to be recognized is 2.88 years. During the three months ended March 31, 2012, 128,295 restricted shares were awarded and 110,637 restricted shares vested. During the three months ended March 31, 2012, 78,446 stock options were awarded and 76,707 options were exercised.

NOTE D – CONSOLIDATION OF VARIABLE INTEREST ENTITIES

Arrangements that are not controlled through voting or similar rights are reviewed under the accounting guidance for variable interest entities; or “VIEs.” A company is required to consolidate the assets, liabilities and operations of a VIE if it is determined to be the primary beneficiary of the VIE.

The consolidation analysis for VIEs requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The guidance requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment. The guidance was effective for the Company beginning January 1, 2010.

Under the guidance, an entity is a VIE and subject to consolidation, if by design a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that its joint venture LLCs are not VIEs. The Company further reviewed the management fees paid to it by its joint ventures and determined that they do not create variable interests in the entities. As of March 31, 2012, the Company had two land purchase options outstanding from third party entities. The Company determined that although they are generally viewed as VIEs, BRE does not have the power to direct matters which most significantly impact the activities of the land parcels or the owners of the land and therefore, consolidation under the guidance is not appropriate.

Under applicable accounting guidance, the managing member of a limited liability company, or LLC, is presumed to control the joint venture LLC and must prove non-managing member(s) have certain rights that preclude the managing member from exercising unilateral control. The Company has reviewed its control as the managing partner of the Company’s joint venture assets and concluded that it does not have unilateral control over any of the LLCs managed by the Company. The Company has applied the equity method of accounting to its investments in joint ventures.

BRE consolidates entities not deemed to be VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company, the Operating Company and other controlled subsidiaries. At March 31, 2012, BRE owned 100% of the Operating Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Acquisitions

Costs associated with the purchase of operating communities are recorded to land, building and intangibles when applicable, based on their fair value in accordance with FASB business combination guidance.

No operating communities or land parcels were acquired during the three months ended March 31, 2012. During 2011, BRE acquired three communities totaling 652 homes: Lafayette Highlands, with 150 homes, located in Lafayette, California; The Landing at Jack London Square, with 282 homes, located in Oakland, California; and The Vistas of West Hills, with 220 homes, located in Valencia, California. The aggregate investment in these three communities was $170,127,000. In addition to the communities, the Company acquired two parcels of land for future development in San Francisco, California’s Mission Bay district for a purchase price of $41,400,000; and the Company purchased a 4.4 acre site contiguous to the Company’s existing Park Viridian operating community and its existing second phase land site in Anaheim, California for a purchase price of $5,100,000.

Discontinued operations and dispositions

The results of operations for communities sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations if deemed a component of an entity. The community-specific components of net earnings that are classified as discontinued operations include operating results, depreciation expense recognized prior to the classification as held for sale and the net gain or loss on disposal. The Company allocates interest to discontinued operations to the extent that the community was encumbered.

At March 31, 2012, the Company had no assets classified as held for sale.

No operating communities or land parcels were sold during the three months ended March 31, 2012. During 2011, the Company sold two communities totaling 634 homes: Galleria at Towngate, with 268 homes located in Moreno Valley, California; and Windrush Village, with 366 homes located in Colton, California. The approximate gross proceeds from sale of the two communities were $65,175,000, resulting in a net gain of $14,489,000.

For the quarter ended March 31, 2012, there were no results generated by discontinued operations as there were no assets sold or held for sale during the quarter. For the quarter ended March 31, 2011, the combined results of the two communities sold during 2011 were included in the discontinued operations line on the consolidated statement of income and totaled approximately $659,000.

The following is a breakdown of the combined results of operations for the operating communities included in discontinued operations:

	For the Three Months Ended March 31,
(amounts in thousands)	2012	2011
Rental and ancillary income	$—	$1,796
Real estate expenses	—	(686)
Provision for depreciation	—	(451)

Income from discontinued operations, net	$—	$659

Gain on sales, net	$—	$—

Total discontinued operations	$—	$659

NOTE F – EQUITY

On February 24, 2010, the Company entered into Equity Distribution Agreements (EDAs) under which the Company may issue and sell from time to time through or to its sales agents shares of its common stock having an aggregate offering price of up to $250,000,000. During the three months ended March 31, 2012, 815,045 shares were issued under the EDAs, with an average share price of $49.09 for total gross proceeds of approximately $40,000,000. During the three months ended March 31, 2011, 545,348 shares were issued under the EDAs, with an average share price of $45.84 for total gross proceeds of approximately $25,000,000. During 2011, 1,291,537 shares were issued under the EDAs, with an average share price of $47.55 for total gross proceeds of approximately $61,414,000. As of March 31, 2012, the remaining capacity under the EDAs totals $123,600,000. The Company intends to use any net proceeds from the sale of its shares under the EDAs for general corporate purposes, which may include reducing borrowings under the Company’s unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities and financing for acquisitions.

On May 11, 2011, the Company completed an equity offering of 9,200,000 shares of common stock, including shares issued to cover over-allotments, at $48.00 (prior to a $1.92 per share underwriters discount) per share. Total gross proceeds from this offering were approximately $441,508,000. The Company used the proceeds, net of the discount, of approximately $423,936,000 for general corporate purposes which included redeeming its 6.75% Series C Cumulative Redeemable Preferred Stock and a portion of its 6.75% Series D Cumulative Redeemable Preferred Stock, and to repay borrowings under its unsecured line of credit.

On August 15, 2011, the Company repurchased 840,285 shares of its 6.75% Series D Cumulative Redeemable Preferred Stock at a price of $24.33 per share on the open market, a $0.67 discount to par resulting in a non cash return from preferred shareholders of $563,000. In addition, the initial issuance costs associated with these shares totaling $718,000 were charged to retained earnings during the third quarter of 2011. The net effect of the activity was a $155,000 charge to retained earnings for the three months ending September 30, 2011. As of March 31, 2012, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock remain outstanding.

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

On April 26, 2007, the Company’s Board of Directors authorized BRE to purchase an aggregate of up to $100,000,000 of its shares of common stock. As of May 4, 2012, the Company has not purchased any shares under this authorization.

During the three months ended March 31, 2012, 143,079 net shares of common stock were issued under the Company’s stock-based compensation plans, 4,289 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan and 160,882 operating company units were converted to shares of common stock.

Consolidated Statements of Stockholders Equity
(Dollar amounts in thousands, except share and per share data)

Common Stock Shares	March 31, 2012
Balance at beginning of year	75,556,167
Common stock issuance	815,045
Operating company units converted for common stock	160,882
Stock options exercised, net of shares tendered	76,707
Vested restricted shares, net of shares tendered	66,372
Shares issued pursuant to dividend reinvestment plan	4,289

Balance at end of period	76,679,462

Preferred stock shares
Balance at beginning of year	2,159,715

Balance at end of period	2,159,715

Common stock
Balance at beginning of year	$756
Common stock issuance	8
Operating company units converted for common stock	1
Stock options exercised	1
Vested restricted shares	1

Balance at end of period	$767

Preferred stock
Balance at beginning of year	$22

Balance at end of period	$22

Additional paid-in capital
Balance at beginning of year	$1,818,064
Common stock issuance, net	39,107
Operating Company units converted for common shares	4,332
Change in market value of redeemable noncontrolling interests	3,789
Stock options exercised, net of shares tendered	2,368
Shares retired for tax withholding	(2,326)
Stock based compensation	2,178
Dividend reinvestment plan	216
Other	(64)

Balance at end of period	$1,867,664

Cumulative dividends in excess of accumulated net income
Balance at beginning of year	$(208,393)
Net income	19,124
Cash dividends declared to common shareholders	(29,632)
Cash dividends declared to preferred shareholders	(911)
Other noncontrolling interest in income	(105)

Balance at end of period	$(219,917)

Redeemable noncontrolling interests
Balance at beginning of year	$16,228
Other noncontrolling interests in income	105
Distributions to other noncontrolling interests	(105)
Conversion activity(1)	(4,332)
Change in redemption value of redeemable noncontrolling interests	(3,789)

Balance at end of period	$8,107

(1)	During the three months ended March 31, 2012, the remaining 160,882 operating company units were converted to shares of the Company’s common stock.

NOTE G – LEGAL MATTERS

The Company is involved in various legal actions arising in the ordinary course of business for which losses are expected to be covered under the Company’s insurance policies. As of March 31, 2012, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

NOTE H – DEBT

During the three months ended March 31, 2012, the Company exercised its right to redeem for cash all of the $35,000,000 outstanding convertible senior unsecured notes, at a redemption price equal to 100% of the principal amount of the notes outstanding, plus accrued and unpaid interest up to, but excluding, February 21, 2012.

On February 1, 2012, the Company prepaid a mortgage on a single community for $65,866,000 prior to its scheduled maturity, with no prepayment penalty.

Through December 31, 2011 the Company maintained an unsecured line of credit with a total commitment of $750,000,000. Based on its then current debt ratings, the line of credit accrued interest at LIBOR plus 47.5 basis points. In addition, the Company paid a 0.15% annual facility fee on the capacity of the facility. Borrowings under the Company’s unsecured line of credit totaled $129,000,000 at December 31, 2011. Borrowings under the unsecured line of credit were used to fund acquisition and development activities as well as for general corporate purposes. Balances on the unsecured line of credit were typically reduced with available cash balances. This facility was terminated subsequent to December 31, 2011.

On January 5, 2012, the Company entered into a new $750,000,000 unsecured line of credit (the “Credit Agreement”). The Credit Agreement has an initial term of 39 months, terminates on April 3, 2015 and replaces its previous $750,000,000 unsecured line of credit . Based on the Company’s current debt ratings, the line of credit accrues interest at LIBOR plus 120 basis points. In addition, the Company pays a 0.20% annual facility fee on the capacity of the facility. Borrowings under the Company’s unsecured line of credit totaled $222,000,000 at March 31, 2012. Borrowings under the unsecured line of credit were used to fund development activities as well as for general corporate purposes. Balances on the unsecured line of credit are reduced with available cash balances.

NOTE I – NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued an amendment with updated guidance on how to present items of net income, items of other comprehensive income (OCI) and total comprehensive income that should be applied retrospectively for public entities beginning with interim and annual periods after December 15, 2011. The amendment requires companies to present a total for comprehensive income in a single continuous statement or two separate consecutive statements. Companies will no longer be allowed to present OCI solely in the statement of stockholders’ equity. Earnings per share would continue to be based on net income. The adoption of this guidance had no impact on the Company’s financial statements in the first quarter of fiscal year 2012.

In May 2011, the FASB issued an accounting standards update to amend fair value measurement and disclosure requirements in U.S. generally accepted accounting standards (US GAAP) and International Financial Reporting Standards (“IFRS”), which aligns the principles for fair value measurements and the related disclosure requirements under US GAAP and IFRS. This standard requires new disclosures, with a particular focus on Level 3 measurements, including; quantitative information about the significant unobservable inputs used for all Level 3 measurements; qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs and a description of the company’s valuation processes. This standard also requires disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy; information about when the current use of a non-financial asset measured at fair value differs from its highest and best use and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. This standard is effective for interim and annual periods beginning after December 15, 2011. The Company has concluded that there is no impact on the financial statements as a result of adopting the guidance in the first quarter of the fiscal year of 2012.

NOTE J – FAIR VALUE MEASUREMENT

The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash, other assets, accounts payable and accrued expenses, and lines of credit) are classified as Level 1, as they approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of the Company’s mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements and are classified as Level 2. The estimated fair value of the Company’s mortgage loans and unsecured senior notes is approximately $1,606,385,000 at March 31, 2012. The balance sheet carrying value of these Level 2 liabilities was $1,432,675,000 as of March 31, 2012.

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

Fair Value Measurements

The Company’s redeemable noncontrolling interests that have a conversion feature are required to be marked to redemption value at each reporting period. The maximum redemption amount of the redeemable noncontrolling interests is contingent on the fair value of the Company’s common stock at the redemption date, and therefore the amount reported on the consolidated balance sheets is calculated based on the fair value of the Company’s common stock as of the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests are classified as Level 2. The impact was a decrease in redeemable noncontrolling interests of $3,789,000 to adjust the noncontrolling interest to its redemption value with an offsetting change in additional paid in capital for the three month period ended March 31, 2012 as all remaining units were converted to shares of common stock. There was an increase in redeemable noncontrolling interests of $2,264,000 for the three month period ended March 31, 2011, to adjust the noncontrolling interest to its redemption value with an offsetting change in additional paid in capital. All outstanding redeemable noncontrolling interests are carried on the balance sheet at redemption value as of March 31, 2012.

The estimated fair values of investment securities classified as deferred compensation plan investments are based on quoted market prices utilizing public information for the same transactions or information provided through third-party advisors and are therefore classified as Level 1. The Company’s deferred compensation plan investments are recorded in Other assets and totaled $3,831,000 and $3,668,000 at March 31, 2012 and at December 31, 2011.

There were no transfers of assets measured at fair value between Level 1 and Level 2 of the fair value hierarchy for the three months ended March 31, 2012.

NOTE K – SEGMENT REPORTING

The Company’s operating and investment activities are primarily focused on the major metropolitan markets within the state of California, and in the metropolitan area of Seattle, Washington. The Company’s segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. The Company’s chief operating decision maker is comprised of several members of its executive management team who use net operating income (NOI) as a primary financial measure for same-store communities and other communities. “Same-store” communities are defined as communities that have been completed, stabilized and owned by us for at least two twelve month periods. The company defines stabilized as communities that have reached a physical occupancy of at least 93%. A comparison of operating results for same-store communities is meaningful as these communities have stabilized occupancy and operating expenses, there is no plan to conduct substantial redevelopment activities and the community is not held for disposition within the current year.

The Company’s business focus is the ownership, development and operation of multifamily communities; The Company evaluates performance and allocates resources primarily based on the NOI of an individual multifamily community. The Company defines NOI as the excess of all revenue generated by the community (primarily rental revenue) less direct real estate expenses. Accordingly, NOI does not take into account community-specific costs such as depreciation, capitalized expenditures and interest expense.

To better understand the Company’s overall results, the 76 wholly or majority owned apartment communities can be characterized as follows:

•	19,974 homes in 71 communities were owned, completed and stabilized for all of 2012 and 2011 (“same-store”) communities;

•	270 homes in a development community were experiencing lease up and stabilization during 2012 and 2011 and as a result did not have comparable year-over-year operating results (“non same-store”); and

•	652 homes in three communities acquired during 2011 and as a result did not have comparable year-over-year operating results (“non same-store”); and

•	440 homes that moved from same-store into rehabilitation during 2011.

Operating results are aggregated into five reportable segments based upon geographical region for same-store communities, with non same-store communities aggregated into one reportable segment. The following table details rental revenue and NOI for the Company’s reportable segments for the quarter ended March 31, 2012 and 2011, and reconciles NOI to income from continuing operations per the consolidated statement of operations (dollars in thousands):

The Company’s segmented revenues are as follows:

	For the Quarters Ended March 31,
($ in thousands)	2012	2011
Revenues (1):
Southern California (2)	$54,134	$51,909
San Francisco Bay Area	18,873	17,235
Seattle	12,981	12,011
Non-Core Markets (3)	3,812	3,708
Non Same-store communities (4)	7,144	3,945

Total Community Revenues	$96,944	$88,808

Net Operating Income:
Southern California (2)	$36,994	$35,283
San Francisco Bay Area	13,666	12,104
Seattle	8,546	7,976
Non-Core Markets (3)	2,383	2,348

Same-store net operating income	61,589	57,711

Non Same-store communities (4)	4,385	2,393

Total property net operating income	$65,974	$60,104

Other income	520	605
Income from unconsolidated entities	727	640
Income from discontinued operations, net	—	1,110

Net operating income	$67,221	$62,459

Less:
Provision for depreciation from continuing and discontinued operations	25,032	24,401
Interest	17,218	19,748
General and administrative	5,847	5,234
Other expenses	—	143
Dividends attributable to preferred stock	911	2,953
Redeemable and other noncontrolling interests in income	105	335

Net income available to common shareholders	$18,108	$9,645

The following table details the assets of the Company’s reportable segments (dollars in thousands):

			As of March 31, 2012	As of December 31, 2011
	Communities	Homes	Asset Value	Asset Value
Assets
Southern California (2)	43	11,721	$2,056,943	$2,054,984
San Francisco Bay Area	12	3,495	604,535	602,724
Seattle	13	3,456	515,310	514,882
Non-Core Markets (3)	3	1,302	129,704	129,525

Total Same-store communities	71	19,974	3,306,492	3,302,115
Non Same-store communities (4)	5	1,362	306,825	304,930

Total investment in rental communities	76	21,336	$3,613,317	$3,607,045

Accumulated depreciation			(753,904)	(729,151)
Construction in progress			279,313	246,347
Equity investment in real estate joint ventures			62,852	63,313
Land under development			104,108	101,023
Cash			7,280	9,600
Other assets			57,784	54,444

Total net assets			$3,370,750	$3,352,621

(1)	All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Company’s total revenue during the quarters ended March 31, 2012 and 2011.
(2)	Consists of 14 communities in San Diego, 5 in Inland Empire, 13 in Los Angeles, and 11 in Orange County.
(3)	Consists of one same store community in Sacramento, California and two same store communities in Phoenix, Arizona.
(4)	2012 Non Same-store communities include; three communities acquired in 2011, one community delivered in 2011 and under lease-up, and one community under rehabilitation/redevelopment and commercial net operating income.

NOTE L – SUBSEQUENT EVENTS

The Company has evaluated and disclosed subsequent events through the date of the issuance of the financial statements.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, we have made forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements pertain to, among other things, our capital resources, financial liquidity, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties. You should not rely on these statements as predictions of future events because there is no assurance that the events or circumstances reflected in the statements can be achieved or will occur. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect or imprecise or incapable of being realized. The following factors, among others, could affect actual results and future events: defaults or non-renewal of leases, illiquidity of real estate and reinvestment risk, our investment concentration in California and Seattle, Washington, insurance coverage, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying communities to acquire and in effecting acquisitions, failure to successfully integrate acquired communities and operations, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends upon economic trends, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors. Do not rely solely on forward-looking statements, which only reflect management’s analysis. We assume no obligation to update forward-looking statements.

Executive Summary

We are a self-administered equity real estate investment trust, or REIT, focused on the ownership, operation, development, and acquisition of apartment communities. Our operating and investment activities are primarily focused on the major metropolitan markets within the state of California, and in the metropolitan area of Seattle, Washington. Our segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance.

This table summarizes information about our 2012 operating communities as of March 31, 2012:

	Same-store Communities [1]				Total Communities [2]
Regions	# of Communities	# of Homes	% of Same-store Revenue	% of Same-store NOI	# of Communities	# of Homes	% of Total Revenue	% of Total NOI
San Diego	14	4,152	21%	22%	14	4,152	20%	20%
Inland Empire	5	1,173	5%	5%	5	1,173	5%	5%
Orange County	11	3,349	17%	16%	12	3,789	17%	17%
Los Angeles	13	3,047	17%	17%	14	3,267	17%	17%
San Francisco	12	3,495	21%	22%	15	4,197	24%	25%

California	55	15,216	81%	82%	60	16,578	83%	84%
Seattle	13	3,456	14%	14%	13	3,456	13%	13%
Phoenix	2	902	3%	3%	2	902	3%	2%
Sacramento	1	400	2%	1%	1	400	1%	1%

Non-Core	3	1,302	5%	4%	3	1,302	4%	3%

Total	71	19,974	100%	100%	76	21,336	100%	100%

(1)	We define“same-store” communities as communities that have been completed, stabilized and owned by us for at least two twelve month periods. The term stabilized refers to communities that have reached a physical occupancy of at least 93%.
(2)	Includes communities acquired, in lease-up phase or being rehabilitated that have been stabilized for less than two twelve month periods.

For the three months ended March 31, 2012, same-store communities totaled 19,974 homes. For the three months ended March 31, 2012, our non same-store pool is comprised of 270 homes in different phases of lease up, 440 homes moved from same-store into rehabilitation and 652 acquired homes.

At March 31, 2012, our portfolio had real estate assets with a net book value of approximately $3.3 billion that included 76 wholly or majority-owned apartment communities, aggregating 21,336 homes; 11 multifamily communities owned in joint ventures, comprised of 3,592 apartment homes; and seven (four in Northern California, two in Southern California, one in Seattle, Washington) wholly or majority-owned apartment communities in various stages of construction and development, totaling 2,274 homes. We earn revenue and generate cash primarily by collecting monthly rent from our apartment residents.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

Rental and ancillary income

A summary of the components of revenues for the quarters ended March 31, 2012 and 2011 follows (dollar amounts in thousands):

	For the three months ended March 31, 2012		For the three months ended March 31, 2011
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	$ change from 2011 to 2012	% change from 2011 to 2012
Rental income	$93,201	96.1%	$85,623	96.4%	$7,578	8.9%
Ancillary income	3,743	3.9%	3,185	3.6%	558	17.5%

Total revenues	$96,944	100.0%	$88,808	100.0%	$8,136	9.2%

The total increase in revenues for the three months ended March 31, 2012, as compared with the three months ended March 31, 2011, was generated by an increase in same-store and non same-store revenue as follows (dollar amounts in thousands):

	2012 Change	% Change from 2011 to 2012
Same-store communities	$4,937	5.8%
Non same-store communities	3,199	81.1%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$8,136	9.2%

The increase in same-store revenue was primarily due to a 5.4% increase in average monthly revenue earned per home in the same-store portfolio from $1,492 per home in the first quarter of 2011 to $1,573 per home in the first quarter of 2012. Average monthly revenue is comprised of rental and ancillary income earned on occupied homes during the period and concessions of $4 on revenues per occupied home during the period. Financial occupancy levels averaged 95.3 % during first quarter 2012, as compared with 94.9% for the same period in 2011. The 81.1% increase in revenue from non same-store communities is due to the increase in the year-over-year size of the portfolio, which includes recently completed development communities and communities acquired in 2011.

Real estate expenses

A summary of the categories of real estate expenses for the quarters ended March 31, 2012 and 2011 follows (dollar amounts in thousands):

	For the three months ended March 31, 2012		For the three months ended March 31, 2011
	Expenses	% of Total Expenses	Expenses	% of Total Expenses	$ change from 2011 to 2012	% change from 2011 to 2012
Same-store	$28,211	91.1%	$27,152	94.6%	$1,059	3.9%
Non same-store	2,759	8.9%	1,552	5.4%	1,207	77.8%

Total real estate expenses	$30,970	100.0%	$28,704	100.0%	$2,266	7.9%

Non same-store expenses increased approximately $1,207,000, or 77.8% from the quarter ended March 31, 2011, which represents the increase in the year-over-year size of the portfolio from recently completed development communities and communities acquired in 2011.

Interest expense

Interest expense was $17,218,000 (net of $4,848,000 of interest capitalized to the cost of apartment communities under development and construction) for the quarter ended March 31, 2012, a decrease of $2,530,000 from the same period in 2011. Interest expense was $19,748,000 for the quarter ended March 31, 2011 (net of $2,732,000 of interest capitalized to the cost of apartment communities under development and construction). Interest expense decreased year over year due to increased development activity during 2012 resulting in higher amounts of capitalized interest as compared to the prior year and lower average debt levels outstanding.

General and administrative expenses

General and administrative expenses totaled $5,847,000 and $5,234,000 for the three months ended March 31, 2012 and 2011, respectively. The general and administrative expenses increased $613,000, or 12%, primarily as a result of increased salaries and stock based compensation.

Other income

Other income for the quarters ended March 31, 2012 and 2011 totaled $520,000 and $605,000, respectively, and is comprised of the following:

	Three Months ended March 31,
	2012	2011
Management Fees	$420,000	$446,000
Interest Income	91,000	93,000
Other	9,000	66,000

Total	$520,000	$605,000

Other Expenses

There were no other expenses for the quarter ended March 31, 2012. Other expenses for the quarter ended March 31, 2011 totaled $143,000 and were comprised of costs related to the acquisitions of operating communities.

Discontinued operations

We classify the results of operations for communities sold during the period or designated as held for sale at the end of the period and deemed a component of an entity to be classified as discontinued operations. The community-specific components of net earnings that are classified as discontinued operations include all community-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale and community-specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposal of communities held for sale is reported as discontinued operations.

At March 31, 2012, we had no assets classified as held for sale.

During 2011, we sold two communities totaling 634 homes: Galleria at Towngate, with 268 homes located in Moreno Valley, California; and Windrush Village, with 366 homes located in Colton, California. The approximate gross proceeds from sale of the two communities were $65,175,000, resulting in a net gain of $14,489,000.

For the quarter ended March 31, 2012, there were no results generated by discontinued operations as there were no assets sold or held for sale during the quarter. For the quarter ended March 31, 2011, the combined results by two communities sold during 2011 were included in the discontinued operations line on the consolidated statement of income and totaled approximately $659,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the first quarter of 2012 represent the dividends on our outstanding 6.75% Series D Cumulative Redeemable Preferred Stock. All of our current outstanding shares of Series D Cumulative Redeemable preferred stock have a $25.00 per share liquidation preference. As of March 31, 2012, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock remain outstanding. For the three months ended March 31, 2012, we paid $911,000 in dividends on our 6.75% Series D Cumulative Redeemable Preferred Stock

Dividends attributable to preferred stock for the first quarter of 2011 represent the dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. For the three months ended March 31, 2011, we paid $2,953,000 in aggregate on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock.

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

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the quarter ended March 31, 2012, was $18,108,000, or $0.24 per diluted share, as compared with $9,645,000, or $0.15 per diluted share, for the same period in 2011.

Liquidity and Capital Resource

In the event that we do not have sufficient cash available to us from our operations to continue operating our business as usual, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation: (a) divesting ourselves of communities at less than optimal terms; (b) issuing and selling our debt and equity in public or private transactions under less than optimal conditions; (c) entering into leases with new tenants at lower rental rates or less than optimal terms; (d) entering into lease renewals with our existing tenants without an increase in rental rates at turnover; (e) reducing the level of dividends to common shareholders to the minimum level necessary to maintain our corporate REIT status under the Internal Revenue Code; or (f) paying a portion of our dividends in stock rather than cash. Taking such measures to increase liquidity may have a materially adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Our dividend per share amounts for the quarters ending March 31, 2012 and 2011 were $0.385 and $0.375, respectively. The quarterly common dividend payment of $0.385 is equivalent to $1.54 per common share on an annualized basis.

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. However, permanent financing may not be available on favorable terms, or at all. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. For the three months ended March 31, 2012, cash flows generated from operating activities were in excess of distributions to common shareholders, preferred shareholders and noncontrolling interest members by approximately $7,000,000. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured line of credit provides adequate liquidity to address temporary cash shortfalls. We expect that annual cash flows from operations will exceed annual distributions to equity holders for the year ended December 31, 2012, which is consistent with prior years. Annual cash flows from operating activities exceeded annual distributions to common shareholders, preferred shareholders and noncontrolling interest members by approximately $54,000,000 and $34,000,000 for the years ended December 31, 2011 and 2010, respectively.

During the three months ended March 31, 2012 and March 31, 2011 we invested $40,227,000 and $19,931,000 respectively in capital expenditures:

	Three months ended March 31,		Expected 2012 Annual Range
(amounts in thousands)	2012	2011	Low	High
New development (including land)	$33,930	$13,317	$190,000	$240,000
Rehab expenditures	3,760	1,658	30,000	55,000
Capital expenditures	2,537	4,956	21,000	23,000

Total capital expenditures	$40,227	$19,931	$241,000	$318,000

We had a total of $690,018,000 carrying amount in unsecured senior notes at March 31, 2012, consisting of the following (dollar amounts in thousands):

Maturity	Unsecured Senior Note Balance	Interest Rate(1)
February 2013	$40,018	7.125%
March 2014	50,000	4.700%
March 2017	300,000	5.500%
March 2021	300,000	5.200%

Total / Weighted Average Interest Rate	$690,018	5.430%

(1)	Interest rate stated at coupon rate on each respective note.

During the quarter ended March 31, 2012, we exercised our right to redeem for cash all of the $35,000,000 outstanding convertible senior unsecured notes, at a redemption price equal to 100% of the principal amount of the notes outstanding, plus accrued and unpaid interest up to, but excluding, February 21, 2012.

On February 1, 2012, we prepaid a mortgage on a single community for $65,866,000 prior to its scheduled maturity, with no prepayment penalty.

In addition, at March 31, 2012, we had mortgage indebtedness with a total principal amount outstanding of $742,657,000, at an effective interest rate of 5.61%, and remaining terms ranging from one to nine years. For the periods ending March 31, 2012, and December 31, 2011, respectively, unencumbered real estate net operating income represented, 72.8% and 68.6% of our total real estate net income.

Through December 31, 2011 we maintained an unsecured line of credit with a total commitment of $750,000,000. Based on our then current debt ratings, the line of credit accrued interest at LIBOR plus 47.5 basis points. In addition, we paid a 0.15% annual facility fee on the capacity of the facility. Borrowings under our unsecured line of credit totaled $129,000,000 at December 31, 2011. Borrowings under the unsecured line of credit were used to fund acquisition and development activities as well as for general corporate purposes. Balances on the unsecured line of credit were typically reduced with available cash balances. The facility was terminated subsequent to December 31, 2011.

On January 5, 2012, we entered into a new $750,000,000 unsecured line of credit (the “Credit Agreement”). The Credit Agreement has an initial term of 39 months, terminates on April 3, 2015 and replaces our previous $750,000,000 unsecured line of credit. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 120 basis points. In addition, we pay a 0.20% annual facility fee on the capacity of the line of credit. Borrowings under our unsecured line of credit totaled $222,000,000 at March 31, 2012. Borrowings under the unsecured line of credit were used to fund development activities as well as for general corporate purposes. Balances on the unsecured line of credit are typically reduced with available cash balances.

As of March 31, 2012, we had total outstanding debt balances of approximately $1,655,000,000 and total outstanding consolidated shareholders’ equity and redeemable noncontrolling interests of approximately $1,657,000,000 representing a debt to total book capitalization ratio of 50%.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, total debt to capital, and cash on hand among others. We were in compliance with all such financial covenants during the three months ended March 31, 2012 and 2011.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2012, such as scheduled debt repayments, construction funding and potential community acquisitions. As of March 31, 2012 scheduled debt principle payments through December 31, 2012 totaled approximately $685,000.

On February 24, 2010, we entered into Equity Distribution Agreements (EDAs) under which we may issue and sell from time to time through or to our sales agents shares of our common stock having an aggregate offering price of up to $250,000,000. During the three months ended March 31, 2012, 815,045 shares were issued under the EDAs, with an average share price of $49.09 for total gross proceeds of approximately $40,000,000. During the three months ended March 31, 2011, 545,348 shares were issued under the EDAs, with an average share price of $45.84 for total gross proceeds of approximately $25,000,000. During 2011, 1,291,537 shares were issued under the EDAs, with an average share price of $47.55 for total gross proceeds of approximately $61,414,000. As of March 31, 2012, the remaining capacity under the EDAs totals $123,600,000. We intend to use any net proceeds from the sale of our shares under the EDAs for general corporate purposes, which may include reducing borrowings under our unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities and financing for acquisitions.

On May 11, 2011, we completed an equity offering of 9,200,000 shares of common stock, including shares issued to cover over-allotments, at $48.00 (prior to a $1.92 per share underwriters discount) per share. Total gross proceeds from this offering were approximately $441,600,000. We used the proceeds, net of the discount, of approximately $423,936,0000 for general corporate purposes which included redeeming our 6.75% Series C Cumulative Redeemable Preferred Stock and a portion of our 6.75% Series D Cumulative Redeemable Preferred Stock and to repay borrowings under our unsecured line of credit.

On August 15, 2011, we repurchased 840,285 shares of our 6.75% Series D Cumulative Redeemable Preferred Stock at a price of $24.33 per share on the open market, a $0.67 discount to par resulting in a non cash return from preferred shareholders of $563,000. In addition, the initial issuance costs associated with these shares totaling $718,000 were charged to retained earnings during the third quarter of 2011. The net effect of the activity was a $155,000 charge to retained earnings for the three months ending September 30, 2011. As of March 31, 2012, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock were outstanding.

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

On April 26, 2007, our Board of Directors authorized us to purchase an aggregate of up to $100,000,000 in shares of our common stock. As of May 4, 2012, we have not purchased any shares under this authorization.

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

Construction in progress and land under development

The following table provides data on our multifamily communities that are currently under various stages of development and construction. Completion of the development communities is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot provide assurance that these communities will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed homes shown in the table below. In addition to the communities below, we have predevelopment costs on land under contract for potential projects totaling approximately $19,800,000 recorded in Other assets on the Consolidated Balance Sheet.

(Dollar amounts in millions) Community Name	Location	Number of Homes	Costs Incurred to Date - March 31, 2012 (1)	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date (2)
Construction in Progress
Lawrence Station	Sunnyvale, CA	336	$75.1	$110.0	$34.9	1Q/2013
Aviara [3]	Mercer Island, WA	166	16.5	44.5	28.0	2Q/2013
Solstice	Sunnyvale, CA	280	47.5	121.9	74.4	1Q/2014
Wilshire La Brea [4]	Los Angeles, CA	478	140.2	277.3	137.1	4Q/2014

Total Construction in Progress		1,260	$279.3	$553.7	$274.4

Community Name	Location	Proposed Number of Homes	Costs Incurred to Date - March 31, 2012	Estimated Total Cost (5)
Land Owned [6]
Mission Bay [7]	San Francisco, CA	360	$48.7	TBR
Pleasanton	Pleasanton, CA	254	19.0	TBR
Park Viridian II [8]	Anaheim, CA	400	36.4	TBR

Total Land Owned		1,014	$104.1	$423.9

[1]	Reflects all recorded costs as of March 31, 2012, recorded on our balance sheet as direct investments in real estate-construction in progress.
[2]	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy.
[3]

During the fourth quarter of 2010, we entered into a ground lease for the Mercer Island site. The ground lease has an initial term of 60 years, two 15-year extensions followed by a 9-year extension. The annualized GAAP straight line lease expense is approximately $664,000.

[4]

Project’s estimated cost reflects the construction of 478 homes and 40,000 square feet of retail. The estimated home count and costs reflect the current underlying entitlements associated with the site.

[5]	Reflects the aggregate cost estimates; specific community cost estimates to be reported (TBR) once entitlement approvals are received and we are prepared to begin construction.
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
[8]

During the first quarter of 2011, we purchased for $5.1 million, a 4.4 acre site (phase 3) contiguous to our existing Park Viridian community and phase 2 land site in Anaheim. The combined undeveloped phases now total 400 homes (185 homes were added).

Dividends Paid to Common and Preferred Shareholders and Distributions to Noncontrolling Interest Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our dividend per share amounts for the three months ended March 31, 2012 and 2011 were $0.385 and $0.375 per share, respectively. Total dividends paid to common shareholders for the three months ended March 31, 2012 and 2011 were $29,632,000 and $24,578,000, respectively.

For the three months ended March 31, 2012, we paid $911,000 in dividends on our 6.75% Series D Cumulative Redeemable Preferred Stock.

For the three months ended March 31, 2011, we paid $2,953,000 in aggregate on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock.

As of March 31, 2012, no redeemable noncontrolling interests remained outstanding. Total distributions to redeemable noncontrolling interests were $0 and $230,000 for the three months ended March 31, 2012 and 2011, respectively. Total distributions to other noncontrolling interests of our consolidated subsidiaries were $105,000 for the three months ended March 31, 2012 and 2011, respectively.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2011.

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

As of March 31, 2012, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

The Company is involved in various legal actions arising in the ordinary course of business for which losses are expected to be covered under the Company’s insurance policies. As of March 31, 2012, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

ITEM 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2012, there were 160,882 operating company units converted for shares of the Company’s common stock.

On April 26, 2007, the Company’s Board of Directors authorized up to $100,000,000 in aggregate value of shares of our common stock that we may repurchase. The timing of repurchase activity is dependent upon the market price of our shares of common stock and other market conditions and factors. No shares were repurchased during the three months ended March 31, 2012.

	(a) Total Number of Shares (or Units) Purchased [1]	(b) Average Price Paid per Share (or Unit) [2]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Traded Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 through January 31, 2012	44,265	$52.55	—	—
February 1, 2012 through February 28, 2012	—	—	—	—
March1, 2012 through March 31, 2012	—	—	—	—
Total	44,265	$52.55	—	—

[1]	Includes an aggregate of 44,265 shares withheld to pay taxes
[2]	Average price paid per share owned and forfeited by shareholder.

ITEM 3.	Defaults Upon Senior Securities.

None

ITEM 4.	(Removed and Reserved).

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits.

10.1	Credit Agreement, dated as of January 5, 2012 (previously filed on January 5, 2012 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.2	Form of Executive Officer Performance Restricted Stock Award Agreement under 1999 BRE Stock Incentive Plan, as amended (previously filed on January 31, 2012 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the BRE Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.
(Registrant)

Date: May 4, 2012	/s/ JOHN A. SCHISSEL
John A. Schissel
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits.

10.1	Credit Agreement, dated as of January 5, 2012 (previously filed on January 5, 2012 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.2	Form of Executive Officer Performance Restricted Stock Award Agreement under 1999 BRE Stock Incentive Plan, as amended (previously filed on January 31, 2012 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the BRE Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) notes to the Consolidated Financial Statements