Form 10-Q
period 2012-06-30
BRE PROPERTIES INC /MD/
filed 2012-08-01
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of common stock outstanding as of July 30, 2012	76,799,575

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

June 30, 2012

PART I FINANCIAL INFORMATION

ITEM 1—Financial Statements.

BRE Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental communities	$3,630,399	$3,607,045
Construction in progress	310,231	246,347
Less: accumulated depreciation	(775,909)	(729,151)

	3,164,721	3,124,241
Equity investment in real estate joint ventures	62,118	63,313
Land under development	124,288	101,023

Total real estate portfolio	3,351,127	3,288,577
Cash	2,968	9,600
Other assets	54,645	54,444

Total assets	$3,408,740	$3,352,621

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured senior notes	$690,018	$724,957
Unsecured line of credit	251,000	129,000
Mortgage loans payable	742,463	808,714
Accounts payable and accrued expenses	65,715	63,273

Total liabilities	1,749,196	1,725,944

Redeemable noncontrolling interests	8,107	16,228
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 2,159,715 shares with $25 liquidation preference issued and outstanding at June 30, 2012 and December 31, 2011, respectively.	22	22
Common stock, $0.01 par value, 100,000,000 shares authorized; 76,795,641 and 75,556,167 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively.	768	756
Additional paid-in capital	1,871,530	1,818,064
Cumulative dividends in excess of accumulated net income	(220,883)	(208,393)

Total shareholders’ equity	1,651,437	1,610,449

Total liabilities and shareholders’ equity	$3,408,740	$3,352,621

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,
	2012	2011
Revenues
Rental income	$94,299	$87,913
Ancillary income	3,824	3,456

Total revenues	98,123	91,369

Expenses
Real estate	30,875	29,232
Provision for depreciation	24,850	27,421
Interest	16,272	18,739
General and administrative	6,211	5,159
Other expenses	—	111

Total expenses	78,208	80,662

Other income	706	597

Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	20,621	11,304
Income for unconsolidated entities	728	731

Income from continuing operations	21,349	12,035
Income from discontinued operations, net	84	741
Net gain on sales of discontinued operations	8,279	—

Income from discontinued operations	8,363	741

Net income	$29,712	$12,776

Redeemable noncontrolling interest in income	105	335

Net income attributable to controlling interests	29,607	12,441
Redemption related preferred stock issuance cost	—	3,616
Dividends attributable to preferred stock	911	2,653

Net income available to common shareholders	$28,696	$6,172

Per common share data - Basic
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.26	$0.08
Income from discontinued operations	$0.11	$0.01

Net income available to common shareholders	$0.37	$0.09

Weighted average common shares outstanding – basic	76,735	70,025

Per common share data - Diluted
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.26	$0.08
Income from discontinued operations	$0.11	$0.01

Net income available to common shareholders	$0.37	$0.09

Weighted average common shares outstanding –diluted	77,070	70,285

Dividends declared and paid per common share	$0.385	$0.375

See condensed notes to unaudited consolidated financial statements

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Six Months Ended June 30,
	2012	2011
Revenues
Rental income	$187,201	$173,234
Ancillary income	7,542	6,624

Total revenues	194,743	179,858

Expenses
Real estate	61,725	57,824
Provision for depreciation	49,825	51,311
Interest	33,490	38,487
General and administrative	12,058	10,394
Other expenses	—	254

Total expenses	157,098	158,270

Other income	1,225	1,202

Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	38,870	22,790
Income for unconsolidated entities	1,456	1,372

Income from continuing operations	40,326	24,162
Income from discontinued operations, net	231	1,547
Net gain on sales of discontinued operations	8,279	—

Income from discontinued operations	8,510	1,547

Net income	$48,836	$25,709

Redeemable noncontrolling interest in income	210	671

Net income attributable to controlling interests	$48,626	$25,038
Redemption related preferred stock issuance cost	—	3,616
Dividends attributable to preferred stock	1,822	5,606

Net income available to common shareholders	$46,804	$15,816

Per common share data - Basic
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.50	$0.23
Income from discontinued operations	$0.11	$0.00

Net income available to common shareholders	$0.61	$0.23

Weighted average common shares outstanding – basic	76,323	67,760

Per common share data - Diluted
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.50	$0.23
Income from discontinued operations	$0.11	$0.00

Net income available to common shareholders	$0.61	$0.23

Weighted average common shares outstanding –diluted	76,700	68,190

Dividends declared and paid per common share	$0.770	$0.750

See condensed notes to unaudited consolidated financial statements

BRE Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$48,836	$25,709
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non cash interest on convertible debt	36	170
Gain on sale of discontinued operations	(8,279)	—
Income from unconsolidated entities	(1,456)	(1,372)
Distributions of earnings from unconsolidated entities	2,603	1,906
Provision for depreciation	49,825	51,310
Provision for depreciation from discontinued operations	76	1,027
Non cash stock based compensation expense	2,884	2,194
Other assets	(2,171)	2,023
Accounts payable and accrued expenses	774	(2,757)

Net cash flows provided by operating activities	93,128	80,210

Cash flows from investing activities:
Acquisitions of operating real estate communities	—	(121,366)
Additions to land under development and predevelopment cost	(21,306)	(59,137)
Additions to construction in progress	(70,470)	(11,483)
Rehabilitation expenditures and other	(12,682)	(5,131)
Capital expenditures	(8,033)	(9,946)
Improvements to real estate joint ventures	—	(8,744)
Proceeds from sale of rental property, net of closing costs	12,309	—
Additions to furniture, fixtures and equipment	—	(54)

Net cash flows used in investing activities	(100,182)	(215,861)

Cash flows from financing activities:
Principal payments on mortgage loans	(66,251)	(1,050)
Repayment of unsecured notes	(35,000)	(48,545)
Lines of credit:
Advances	180,000	287,000
Repayments	(58,000)	(393,000)
Cash dividends paid to common shareholders	(59,294)	(52,703)
Cash dividends paid to preferred shareholders	(1,822)	(5,606)
Distributions to redeemable noncontrolling interests	—	(461)
Distributions to other noncontrolling interests	(210)	(210)
Proceeds from exercises of stock options, net	1,431	2,153
Proceeds from dividend reinvestment plan	508	411
Redemption of preferred stock	—	(100,000)
Proceeds from issuance of common shares, net	39,060	448,134

Net cash flows provided by financing activities	422	136,123

(Decrease) Increase in cash	(6,632)	472
Cash balance at beginning of period	9,600	6,357

Cash balance at end of period	$2,968	$6,829

BRE Properties, Inc.

Consolidated Statements of Cash Flows Cont. (unaudited)

(Amounts in thousands)

	For the Six Months Ende June 30,
	2012	2011
Supplemental disclosure of non cash activities:
Transfer of construction in progress to investment in rental properties	$8,868	$—

Transfer of net investment in rental properties to held for sale	$3,948	$—

Conversion of redeemable noncontrolling interest units	$(4,332)	$—

Change in accrued improvements to direct investments in real estate	$173	$1,405

Change in accrued development costs for construction in progress and land under development	$(1,339)	$(2,015)

Change in redemption value of redeemable noncontrolling interests	$(3,789)	$3,925

Change in redemption related preferred stock issuance cost	$—	$3,564

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2012

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

Where possible, the Company stages its construction to allow leasing and occupancy during the construction period, which BRE believes minimizes the duration of the lease-up period following completion of construction. The Company’s accounting policy related to communities in the development and leasing phase is to expense all operating costs associated with completed apartment homes, including costs associated with the lease up of the development. Projects under development are carried at cost, including direct and indirect costs incurred to ready the assets for their intended use and which are specifically identifiable, including capitalized interest and property taxes until homes are placed in service. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. The Company has a development group which manages the design, development and construction of apartment communities. Project costs related to the development and construction of apartment communities (including interest and related loan fees, property taxes, and other direct costs including municipal fees, permits, architecture, engineering and other professional fees) are capitalized as a cost of the project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend all of their time on development activities are also capitalized and allocated to the projects to which they relate. Capitalized compensation totaled approximately $2,010,000 and $1,700,000 for the three month periods ended June 30, 2012 and 2011, respectively. Capitalized compensation totaled approximately $4,400,000 and $3,300,000 for the six month periods ended June 30, 2012 and June 30, 2011, respectively. Indirect costs not related to development and construction activity are expensed as incurred. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that increase the value of the community or extend its useful life are capitalized.

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

Reportable Segments

FASB guidance requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that each of its operating communities, which comprised 99% of BRE’s consolidated assets at June 30, 2012 and December 31, 2011 and approximately 99% of its total consolidated revenues for the three and six months ending June 30, 2012 and June 30, 2011, represents an operating segment. The Company aggregates its operating segments into five reportable segments based upon geographical region for same-store communities, with non same-store communities aggregated into one reportable segment.

“Same-store” communities are defined as communities that have been completed, stabilized and owned by the Company for at least two twelve month periods. The Company defines stabilized as communities that have reached a physical occupancy of at least 93%.

NOTE C – STOCK-BASED COMPENSATION

The Company measures the value of service based restricted stock awards and performance based restricted stock awards without market conditions at fair value on the grant date, based on the number of units granted and the market value of its common stock on that date. Share-based payment guidance requires compensation expense to be recognized with respect to the restricted stock if it is probable that the service or performance condition will be achieved. As a result, the Company records the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period. For service based restricted stock awards, the Company evaluates its forfeiture rate at the end of each reporting period based on the probability of the service condition being met. For performance based restricted stock awards without market conditions, the Company records the fair value, net of estimated forfeitures, as stock based compensation expense using the accelerated attribution method with each vesting tranche valued as a separate award. The fair value of performance based restricted stock awards with market conditions is determined using a Monte Carlo simulation to estimate the grant date fair value. The Company records the fair value of these awards with market conditions, net of estimated forfeitures, as stock based compensation using the accelerated attribution method over the vesting period regardless of whether the market conditions are satisfied in accordance with share-based payment guidance.

The cost related to stock-based compensation included in the determination of consolidated net income for the three and six months ended June 30, 2012 and 2011 includes all awards outstanding and vested during these periods.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to four years. At June 30, 2012, compensation cost related to unvested awards not yet recognized totaled approximately $14,867,000 and the weighted average period over which it is expected to be recognized is 2.68 years. During the six months ended June 30, 2012, 146,490 restricted shares were awarded and 165,153 restricted shares vested. During the six months ended June 30, 2012, 78,446 stock options were awarded and 146,082 options were exercised.

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

Under the guidance, an entity is a VIE and subject to consolidation, if by design a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that its joint venture LLCs are not VIEs. The Company further reviewed the management fees paid to it by its joint ventures and determined that they do not create variable interests in the entities. As of June 30, 2012, the Company had one land purchase option outstanding from third party entities. The Company determined that although they are generally viewed as VIEs, BRE does not have the power to direct matters which most significantly impact the activities of the land parcels or the owners of the land and therefore, consolidation under the guidance is not appropriate.

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

BRE consolidates entities not deemed to be VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company, the Operating Company and other controlled subsidiaries. At June 30, 2012, BRE owned 100% of the Operating Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Acquisitions

Costs associated with the purchase of operating communities are recorded to land, building and intangibles when applicable, based on their fair value in accordance with FASB business combination guidance. No operating communities were acquired during the six months ended June 30, 2012.

On June 13, 2012, the Company acquired a parcel of land for future development in Pleasanton, California for a purchase price of $11,100,000.

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

At June 30, 2012, the Company had no assets classified as held for sale.

On May 17, 2012, BRE sold one community, Countryside Village, with 96 homes located in San Diego, CA. The approximate gross proceeds from the sale were $12,600,000, resulting in a net gain of $8,279,000.

During 2011, the Company sold two communities totaling 634 homes: Galleria at Towngate, with 268 homes located in Moreno Valley, California, and Windrush Village, with 366 homes located in Colton, California. The approximate gross proceeds from sale of the two communities were $65,175,000, resulting in a net gain of $14,489,000.

The following is a breakdown of the combined results of operations for the operating communities included in discontinued operations:

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
(amounts in thousands)
Rental and ancillary income	$175	$2,094	$498	$4,210
Real estate expenses	(72)	(837)	(191)	(1,636)
Provision for depreciation	(19)	(516)	(76)	(1,027)

Income from discontinued operations, net	$84	$741	$231	$1,547

Gain on sales, net	$8,279	$—	$8,279	$—

Income from discontinued operations	$8,363	$741	$8,510	$1,547

NOTE F – EQUITY

On February 24, 2010, the Company entered into Equity Distribution Agreements (EDAs) with each of Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC, and Wells Fargo Securities, LLC (collectively, the “sales agents”) under which the Company may issue and sell from time to time through or to its sales agents shares of its common stock having an aggregate offering price of up to $250,000,000. During the six months ended June 30, 2012, 815,045 shares were issued under the EDAs, with an average share price of $49.09 for total gross proceeds of approximately $40,000,000 and total compensation paid to the sales agents of approximately $800,000. During the six months ended June 30, 2011, 545,348 shares were issued under the EDAs, with an average share price of $45.84 for total gross proceeds of approximately $25,000,000 and total compensation paid to the sales agents of approximately $500,000. During 2011, 1,291,537 shares were issued under the EDAs, with an average share price of $47.55 for total gross proceeds of approximately $61,414,000 and total compensation paid to the sales agents of approximately $1,228,280. As of June 30, 2012, the remaining capacity under the EDAs totals $123,600,000. The Company intends to use any net proceeds from the sale of its shares under the EDAs for general corporate purposes, which may include reducing borrowings under the Company’s unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities and financing for acquisitions.

On May 11, 2011, the Company completed an equity offering of 9,200,000 shares of common stock, including shares issued to cover over-allotments, at $48.00 (prior to a $1.92 per share underwriters discount) per share. Total gross proceeds from this offering were approximately $441,508,000. The Company used the proceeds, net of the discount, of approximately $423,936,0000 for general corporate purposes which included redeeming its 6.75% Series C Cumulative Redeemable Preferred Stock and a portion of its 6.75% Series D Cumulative Redeemable Preferred Stock, and to repay borrowings under its unsecured line of credit.

On August 15, 2011, the Company repurchased 840,285 shares of its 6.75% Series D Cumulative Redeemable Preferred Stock at a price of $24.33 per share on the open market, a $0.67 discount to par resulting in a non cash return from preferred shareholders of $563,000. In addition, the initial issuance costs associated with these shares totaling $718,000 were charged to retained earnings during the third quarter of 2011. The net effect of the activity was a $155,000 charge to retained earnings for the three months ending September 30, 2011. As of June 30, 2012, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock remain outstanding.

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

During the six months ended June 30, 2012, 253,410 net shares of common stock were issued under the Company’s stock-based compensation plans, 10,137 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan and 160,882 operating company units were converted to shares of common stock.

Consolidated Statements of Stockholders Equity- Rollforward for Six Months ended June 30, 2012

(Dollar amounts in thousands, except share and per share data)

June 30, 2012
Common Stock Shares
Balance at beginning of year	75,556,167
Common stock issuance	815,045
Operating company units converted for common stock(1)	160,882
Stock options exercised, net of shares tendered	146,082
Vested restricted shares, net of shares tendered	107,328
Shares issued pursuant to dividend reinvestment plan	10,137

Balance at end of period	76,795,641

Preferred stock shares
Balance at beginning of year	2,159,715

Balance at end of period	2,159,715

Common stock
Balance at beginning of year	$756
Common stock issuance	8
Operating company units converted for common stock	1
Stock options exercised	2
Vested restricted shares	1

Balance at end of period	$768

Preferred stock
Balance at beginning of year	$22

Balance at end of period	$22

Additional paid-in capital
Balance at beginning of year	$1,818,064
Common stock issuance, net	39,051
Operating company units converted for common shares	4,332
Change in market value of redeemable noncontrolling interests	3,789
Stock options exercised, net of shares tendered	4,538
Shares retired for tax withholding	(2,982)
Stock based compensation	4,357
Dividend reinvestment plan	508
Other	(127)

Balance at end of period	$1,871,530

Cumulative dividends in excess of accumulated net income
Balance at beginning of year	$(208,393)
Net income	48,836
Cash dividends declared to common shareholders	(59,294)
Cash dividends declared to preferred shareholders	(1,822)
Other noncontrolling interest in income	(210)

Balance at end of period	$(220,883)

Redeemable noncontrolling interests
Balance at beginning of year	$16,228
Other noncontrolling interests in income	210
Distributions to other noncontrolling interests	(210)
Conversion activity (1)	(4,332)
Change in redemption value of redeemable noncontrolling interests	(3,789)

Balance at end of period	$8,107

(1)	During the six months ended June 30, 2012, the remaining 160,882 operating company units were converted to shares of the Company’s common stock.

NOTE G – LEGAL MATTERS

The Company is involved in various legal actions arising in the ordinary course of business for which losses are expected to be covered under the Company’s insurance policies. As of June 30, 2012, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

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

On January 5, 2012, the Company entered into a new $750,000,000 unsecured line of credit (the “Credit Agreement”). The Credit Agreement has an initial term of 39 months, terminates on April 3, 2015 and replaces the previous $750,000,000 unsecured line of credit. Based on the Company’s current debt ratings, the line of credit accrues interest at LIBOR plus 120 basis points. In addition, the Company pays a 0.20% annual facility fee on the capacity of the facility. Borrowings under the Company’s unsecured line of credit totaled $251,000,000 at June 30, 2012. Borrowings under the unsecured line of credit were used to fund development activities as well as for general corporate purposes. Balances on the unsecured line of credit are reduced with available cash balances.

The Company’s indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, total debt to capital, and cash on hand among others. The Company was in compliance with all such financial covenants during the six months ended June 30, 2012 and 2011.

The following is a consolidated summary of BRE’s unsecured senior notes and secured debt as of June 30, 2012 (in thousands):

Year of Maturity	Unsecured Senior Note Balance	Mortgage Loans Payable Balance	Interest Rate (Coupon)
February 2013	$40,018	$—	7.13%
August 2013	—	30,508	5.33%
March 2014	50,000	—	4.70%
March 2017	300,000	—	5.50%
May 2019	—	310,000	5.57%
September 2019	—	32,480	5.74%
April 2020	—	59,475	5.20%
September 2020	—	310,000	5.69%
March 2021	300,000	—	5.20%

	$690,018	$742,463

NOTE I – NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued an amendment with updated guidance on how to present items of net income, items of other comprehensive income (OCI) and total comprehensive income that should be applied retrospectively for public entities beginning with interim and annual periods after December 15, 2011. The amendment requires companies to present a total for comprehensive income in a single continuous statement or two separate consecutive statements. Companies will no longer be allowed to present OCI solely in the statement of stockholders’ equity. Earnings per share would continue to be based on net income. The adoption of this guidance had no impact on the Company’s financial statements in the first half of fiscal year 2012.

In May 2011, the FASB issued an accounting standards update to amend fair value measurement and disclosure requirements in U.S. generally accepted accounting standards (US GAAP) and International Financial Reporting Standards (IFRS), which aligns the principles for fair value measurements and the related disclosure requirements under US GAAP and IFRS. This standard requires new disclosures, with a particular focus on Level 3 measurements, including; quantitative information about the significant unobservable inputs used for all Level 3 measurements; qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs and a description of the company’s valuation processes. This standard also requires disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy; information about when the current use of a non-financial asset measured at fair value differs from its highest and best use and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. This standard is effective for interim and annual periods beginning after December 15, 2011. The Company has concluded that there is no impact on the financial statements as a result of adopting the guidance in the first half of the fiscal year of 2012.

NOTE J – FAIR VALUE MEASUREMENT

The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash, other assets, accounts payable and accrued expenses, and lines of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of the Company’s Level 2 mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of the Company’s mortgage loans and unsecured senior notes is approximately $1,600,712,000 at June 30, 2012. The balance sheet carrying value of these Level 2 liabilities was $1,432,481,000 as of June 30, 2012.

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

Fair Value Measurements

The Company’s redeemable noncontrolling interests that have a conversion feature are required to be marked to redemption value at each reporting period. The maximum redemption amount of the redeemable noncontrolling interests is contingent on the fair value of the Company’s common stock at the redemption date, and therefore the amount reported on the consolidated balance sheets is calculated based on the fair value of the Company’s common stock as of the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests are classified as Level 2. During the first quarter of fiscal 2012, all outstanding operating company units recorded in redeemable noncontrolling interests were converted to shares of common stock, and a decrease in redeemable noncontrolling interests of $3,789,000 was recorded to adjust the noncontrolling interest to its final redemption value with an offsetting change in additional paid in capital. There was an increase in redeemable noncontrolling interests of $3,925,000 for the six month period ended June 30, 2011, to adjust the noncontrolling interest to its redemption value with an offsetting change in additional paid in capital. As of June 30, 2012, no operating company units remain outstanding. As of June 30, 2012, there is $8,107,000 of other noncontrolling interest stated at redemption value.

The estimated fair values of investment securities classified as deferred compensation plan investments are based on quoted market prices utilizing public information for the same transactions or information provided through third-party advisors and are therefore classified as Level 1. The Company’s deferred compensation plan investments are recorded in other assets and totaled $4,027,884 and $3,668,000 at June 30, 2012 and at December 31, 2011.

There were no transfers of assets measured at fair value between Level 1 and Level 2 of the fair value hierarchy for the six months ended June 30, 2012.

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

To better understand the Company’s overall results, the 75 wholly or majority owned apartment communities can be characterized as follows:

•	19,878 homes in 70 communities were owned, completed and stabilized for all of 2012 and 2011 (“same-store”) communities;

•

270 homes in one development community, which was experiencing lease up and stabilization during 2012 and 2011 and as a result did not have comparable year-over-year operating results (“non same-store”); and

•	652 homes in three communities acquired during 2011 and which, as a result, did not have comparable year-over-year operating results (“non same-store”); and

•	440 homes in one community that was moved from same-store into rehabilitation during 2011.

Operating results are aggregated into five reportable segments based upon geographical region for same-store communities, with non same-store communities aggregated into one reportable segment. The following table details rental revenue and NOI for the Company’s reportable segments for the three and six months ended June 30, 2012 and 2011, and reconciles NOI to income from continuing operations per the consolidated statement of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2012	2011	2012	2011
Total Revenues (1):
Same-store communities
Southern California (2)	$54,152	$52,361	$107,962	$103,949
San Francisco Bay Area	19,193	17,755	38,066	34,990
Seattle	13,437	12,419	26,418	24,430
Non-Core Markets (3)	3,920	3,771	7,732	7,479
Non Same-store communities (4)	7,421	5,063	14,565	9,010

	$98,123	$91,369	$194,743	$179,858

Net Operating Income:
Same-store communities
Southern California (2)	$37,277	$35,963	$74,065	$71,036
San Francisco Bay Area	13,904	12,755	27,570	24,859
Seattle	8,653	7,906	17,199	15,882
Non-Core Markets (3)	2,477	2,399	4,859	4,747

Same-store net operating income	62,311	59,023	123,693	116,524

Non Same-store communities (4)	4,937	3,114	9,325	5,510

Total community net operating income	$67,248	$62,137	$133,018	$122,034

Other income	706	597	1,225	1,202
Income from unconsolidated entities	728	731	1,456	1,372
Income from discontinued operations, net	84	741	231	1,547
Net gain on sales of discountinued operations	8,279	—	8,279	—

Net operating income	$77,045	$64,206	$144,209	$126,155

Less:
Provision for depreciation	24,850	27,421	49,825	51,311
Interest	16,272	18,739	33,490	38,487
General and administrative	6,211	5,159	12,058	10,394
Other expenses	—	111		254
Dividends attributable to preferred stock	911	2,653	1,822	5,606
Redemption related preferred stock issuance cost	—	3,616	—	3,616
Redeemable and other noncontrolling interests in income	105	335	210	671

Net income available to common shareholders	$28,696	$6,172	$46,804	$15,816

The following table details the assets of the Company’s reportable segments (dollars in thousands):

			As of June 30, 2012	As of December 31, 2011
	Communities	Homes	Asset Value	Asset Value
Assets
Southern California (2)	42	11,625	$2,056,686	$2,054,984
San Francisco Bay Area	12	3,495	606,987	602,724
Seattle	13	3,456	516,794	514,882
Non-Core Markets (3)	3	1,302	130,250	129,525

Total Same-store communities	70	19,878	3,310,717	3,302,115
Non Same-store communities (4)	5	1,362	319,682	304,930

Investment in rental communities	75	21,240	$3,630,399	$3,607,045

Accumulated depreciation			(775,909)	(729,151)
Construction in progress			310,231	246,347
Equity investment in real estate joint ventures			62,118	63,313
Land under development			124,288	101,023
Cash			2,968	9,600
Other assets			54,645	54,444

Total net assets			$3,408,740	$3,352,621

(1)

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Company’s total revenue during the three and six months ended June 30, 2012 and 2011.

(2)	Consists of 13 communities in San Diego, 5 in Inland Empire, 13 in Los Angeles, and 11 in Orange County.
(3)	Consists of one same-store community in Sacramento, California and two same-store communities in Phoenix, Arizona.
(4)	2012 Non same-store communities include: three communities acquired in 2011, one community delivered in 2011, and one community under rehabilitation/redevelopment and commercial net operating income.

NOTE L – SUBSEQUENT EVENTS

The Company has evaluated and disclosed subsequent events through the date of the issuance of the financial statements.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, we have made forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements pertain to, among other things, our capital resources, financial liquidity, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties. You should not rely on these statements as predictions of future events because there is no assurance that the events or circumstances reflected in the statements can be achieved or will occur. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect or imprecise or incapable of being realized. The following factors, among others, could affect actual results and future events: defaults or non-renewal of leases, illiquidity of real estate and reinvestment risk, our regional focus in the Western United States, insurance coverage, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying communities to acquire and in effecting acquisitions, failure to successfully integrate acquired communities and operations, risks and uncertainties affecting community development and construction (including construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends upon economic trends, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors. Do not rely solely on forward-looking statements, which only reflect management’s analysis. We assume no obligation to update forward-looking statements.

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

This table summarizes information about our 2012 operating communities:

	Same-store Communities [1]				Total Communities [2]
Regions	# of Communities	# of Homes	% of Same-store Revenue	% of Same-store NOI	# of Communities	# of Homes	% of Total Revenue	% of Total NOI
San Diego	13	4,056	21%	21%	13	4,056	19%	20%
Inland Empire	5	1,173	5%	5%	5	1,173	5%	5%
Orange County	11	3,349	17%	17%	12	3,789	17%	17%
Los Angeles	13	3,047	17%	17%	14	3,267	17%	17%
San Francisco	12	3,495	21%	22%	15	4,197	24%	25%

California	54	15,120	81%	82%	59	16,482	82%	84%
Seattle	13	3,456	15%	14%	13	3,456	14%	13%
Phoenix	2	902	3%	2%	2	902	3%	2%
Sacramento	1	400	1%	2%	1	400	1%	1%

Non-Core	3	1,302	4%	4%	3	1,302	4%	3%

	70	19,878	100%	100%	75	21,240	100%	100%

(1)

We define “same-store” communities as communities that have been completed, stabilized and owned by us for at least two twelve month periods. The term stabilized refers to communities that have reached a physical occupancy of at least 93%.

(2)	Includes communities acquired, in lease-up phase or being rehabilitated that have been stabilized for less than two twelve month periods.

For the six months ended June 30, 2012, same-store communities totaled 19,878 homes. For the six months ended June 30, 2012, our non same-store pool is comprised of 270 homes in lease up, 440 homes moved from same-store into rehabilitation and 652 acquired homes.

At June 30, 2012, our portfolio had real estate assets with a net book value of approximately $3.4 billion that included 75 apartment communities, aggregating 21,240 homes; 11 multifamily communities owned in joint ventures, comprised of 3,592 apartment homes; and eight (five in Northern California, two in Southern California, one in Seattle, Washington) apartment communities in various stages of construction and development, totaling 2,525 homes. We earn revenue and generate cash primarily by collecting monthly rent from our community residents.

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and 2011

Rental and ancillary income

A summary of the components of revenues for the quarters ended June 30, 2012 and 2011 follows (dollar amounts in thousands):

	Three months ended June 30, 2012		Three months ended June 30, 2011
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	$ change from 2011 to 2012	% change from 2011 to 2012
Rental income	$94,299	96.1%	$87,913	96.2%	$6,386	7.3%
Ancillary income	3,824	3.9%	3,456	3.8%	368	10.6%

Total revenues	$98,123	100.0%	$91,369	100.0%	$6,754	7.4%

The total increase in revenues for the three months ended June 30, 2012, as compared with the three months ended June 30, 2011, was generated from an increase in same-store and non same-store revenue as follows (dollar amounts in thousands):

	2012 Change	% Change from 2011 to 2012
Same-store communities	$4,396	5.1%
Non same-store communities	2,358	46.5%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$6,754	7.4%

The increase in same-store revenue was primarily due to a 5.4% increase in average monthly revenue earned per home in the same-store portfolio from $1,517 per home in the second quarter of 2011 to $1,599 per home in the second quarter of 2012. Average monthly revenue is comprised of rental and ancillary income earned on occupied homes during the period and concessions of $4 on revenues per occupied home during the period. Financial occupancy levels averaged 95.1% during second quarter 2012 down from 95.4% during second quarter 2011. The 46.5% increase in revenue from non same-store communities represents the increase in the year-over-year size of the portfolio from recently completed development communities and communities acquired in 2011.

Real estate expenses

A summary of the categories of real estate expenses for the quarters ended June 30, 2012 and 2011 follows (dollar amounts in thousands):

	Three months ended June 30, 2012		Three months ended June 30, 2011
	Expenses	% of Total Expenses	Expenses	% of Total Expenses	$ change from 2011 to 2012	% change from 2011 to 2012
Same-store	$28,391	92.0%	$27,283	93.3%	$1,108	4.1%
Non same-store	2,484	8.0%	1,949	6.7%	535	27.4%

Total real estate expenses	$30,875	100.0%	$29,232	100.0%	$1,643	5.6%

Same-store expenses increased approximately $1,108,000, or 4.1% from the quarter ended June 30, 2011, which is due to increases in administrative costs, payroll and lease commissions and property taxes. The increase is due to general operation activity in our same-store communities.

Provision for depreciation

The provision for depreciation totaled $24,850,000 and $27,421,000 for the three months ended June 30, 2012 and 2011, respectively. The decrease of $2,571,000 or 9.4% is primarily due to short lived assets that were depreciating during the six months ended June 30, 2011 but were fully depreciated prior to the six months ended June 30, 2012.

Interest expense

Interest expense was $16,272,000 (net of $5,369,000 of interest capitalized to the cost of apartment communities under development and construction) for the three months ended June 30, 2012, a decrease of $2,467,000 or 13.2% from the same period in 2011. Interest expense was $18,739,000 for the three months ended June 30, 2011 (net of $3,554,000 of interest capitalized to the cost of apartment communities under development and construction). Interest expense decreased year over year due to increased development activity during 2012 resulting in higher amounts of capitalized interest as compared to the prior year coupled with lower average debt levels outstanding.

General and administrative expenses

General and administrative expenses totaled $6,211,000 and $5,159,000 for the three months ended June 30, 2012 and 2011, respectively. The general and administrative expenses increased $1,052,000, or 20.4%, primarily as a result of increased salaries and stock based compensation.

Other income

Other income for the three months ended June 30, 2012 and 2011 totaled $706,000 and $597,000, respectively, and is comprised of the following:

	Three Months ended June 30,
	2012	2011
Management Fees	$431,000	$456,000
Interest Income	90,000	94,000
Other	185,000	47,000

Total	$706,000	$597,000

Other Expenses

There were no other expenses for the three months ended June 30, 2012. Other expenses for the three months ended June 30, 2011 totaled $111,000 and were comprised of costs related to the acquisitions of operating communities.

Discontinued operations

We classify the results of operations for communities sold during the period or designated as held for sale at the end of the period and deemed a component of an entity to be classified as discontinued operations. The community-specific components of net earnings that are classified as discontinued operations include all community-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale and community-specific interest expense to the extent there is secured debt on the community. In addition, the net gain or loss on the eventual disposal of communities held for sale is reported as discontinued operations.

At June 30, 2012, we had no assets classified as held for sale.

For the quarter ended June 30, 2012, we sold one community, Countryside Village, with 96 homes located in San Diego, CA. The approximate gross proceeds from the sale were $12,600,000, resulting in a net gain of $8,279,000.

During 2011, we sold two communities totaling 634 homes: Galleria at Towngate, with 268 homes located in Moreno Valley, California; and Windrush Village, with 366 homes located in Colton, California. The approximate gross proceeds from sale of the two communities were $65,175,000, resulting in a net gain of $14,489,000.

For the quarter ended June 30, 2012, the net gain on sale and result of the one community sold was included in the discontinued operations line on the consolidated statement of income and totaled approximately $8,363,000. For the quarter ended June 30, 2011, the net income from the three communities sold were included in the discontinued operations line on the consolidated statement of income and totaled approximately $741,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the second quarter of 2012 represent the dividends on our outstanding 6.75% Series D Cumulative Redeemable Preferred Stock. All of our current outstanding shares of 6.75% Series D Cumulative Redeemable preferred stock have a $25.00 per share liquidation preference. As of June 30, 2012, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock remain outstanding. For the three months ended June 30, 2012, we paid $911,000 in dividends on our 6.75% Series D Cumulative Redeemable Preferred Stock.

Dividends attributable to preferred stock for the second quarter of 2011 represent the dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. For the three months ended June 30, 2011, we paid $2,653,000 in aggregate on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock.

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

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the quarter ended June 30, 2012, was $28,696,000, or $0.37 per diluted share, as compared with $6,172,000, or $0.09 per diluted share, for the same period in 2011.

Results of Operations

Comparison of the Six Months Ended June 30, 2012 and 2011

Rental and ancillary income

A summary of the components of revenues for the six months ended June 30, 2012 and 2011 follows (dollar amounts in thousands):

	Six months ended June 30, 2012		Six months ended June 30, 2011
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	$ change from 2011 to 2012	% change from 2011 to 2012
Rental income	$187,201	96.1%	$173,234	96.3%	$13,967	8.1%
Ancillary income	7,542	3.9%	6,624	3.7%	918	13.9%

Total revenues	$194,743	100.0%	$179,858	100.0%	$14,885	8.3%

The total increase in revenues for the six months ended June 30, 2012, as compared with the six months ended June 30, 2011, was generated from an increase in same-store and non same-store revenue as follows (dollar amounts in thousands):

	2012 Change	% Change from 2011 to 2012
Same-store communities	$9,329	5.5%
Non same-store communities	5,556	61.7%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$14,885	8.3%

The increase in same-store revenue was primarily due to a 5.4% increase in average monthly revenue earned per home in the same-store portfolio from $1,505 per home for the six months ended June 30, 2011 to $1,587 per home for the six months ended June 30, 2012. Average monthly revenue is comprised of rental and ancillary income earned on occupied homes during the period and concessions of $4 on revenues per occupied home during the period. Financial occupancy levels averaged 95.2% during second quarter 2012 and 2011.The 61.7% increase in revenue from non same-store communities is due to the increase in the year-over-year size of the portfolio from recently completed development communities and communities acquired in 2011.

Real estate expenses

A summary of the categories of real estate expenses for the six months ended June 30, 2012 and 2011 follows (dollar amounts in thousands):

	Six months ended June 30, 2012		Six months ended June 30, 2011
	Expenses	% of Total Expenses	Expenses	% of Total Expenses	$ change from 2011 to 2012	% change from 2011 to 2012
Same-store	$56,484	91.5%	$54,324	93.9%	$2,160	4.0%
Non same-store	5,241	8.5%	3,500	6.1%	1,741	49.7%

Total real estate expenses	$61,725	100.0%	$57,824	100.0%	$3,901	6.7%

Same-store expenses increased approximately $2,160,000, or 4.0% from the six months ended June 30, 2011, which is due to increases in administrative costs, payroll and lease commissions, and property taxes. The increase is due to general operation activity at our same-store communities. Non same-store expenses increased approximately $1,741,000, or 49.7% from the six months ended June 30, 2011, which represents the increase in the year-over-year size of the portfolio from recently completed development communities and communities acquired in 2011.

Provision for depreciation

The provision for depreciation totaled $49,825,000 and $51,311,000 for the six months ended June 30, 2012 and 2011, respectively. The decrease of $1,486,000 or 2.9% is primarily due to short lived assets that were depreciating during the six months ended June 30, 2011 but were fully depreciated prior to the six months ended June 30, 2012.

Interest expense

Interest expense was $33,490,000 (net of $10,218,000 of interest capitalized to the cost of apartment communities under development and construction) for the six months ended June 30, 2012, a decrease of $4,997,000 or 13.0% from the same period in 2011. Interest expense was $38,487,000 for the six months ended June 30, 2011 (net of $6,286,000 of interest capitalized to the cost of apartment communities under development and construction). Interest expense decreased year over year due to increased development activity during 2012 resulting in higher amounts of capitalized interest as compared to the prior year and lower average debt levels outstanding.

General and administrative expenses

General and administrative expenses totaled $12,058,000 and $10,394,000 for the six months ended June 30, 2012 and 2011, respectively. The general and administrative expenses increased $1,664,000, or 16.0%, primarily as a result of increased salaries and stock based compensation.

Other income

Other income for the six months ended June 30, 2012 and 2011 totaled $1,225,000 and $1,202,000, respectively, and is comprised of the following:

	Six Months ended June 30,
	2012	2011
Management Fees	$851,000	$903,000
Interest Income	180,000	187,000
Other	194,000	112,000

Total	$1,225,000	$1,202,000

Other Expenses

There were no other expenses for the six months ended June 30, 2012. Other expenses for the six months ended June 30, 2011 totaled $254,000 and were comprised of costs related to the acquisitions of operating communities.

Discontinued operations

We classify the results of operations for communities sold during the period or designated as held for sale at the end of the period and deemed a component of an entity to be classified as discontinued operations. The community-specific components of net earnings that are classified as discontinued operations include all community-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale and community-specific interest expense to the extent there is secured debt on the community. In addition, the net gain or loss on the eventual disposal of communities held for sale is reported as discontinued operations.

At June 30, 2012, we had no assets classified as held for sale.

For the six months ended June 30, 2012, we sold one community, Countryside Village, with 96 homes located in San Diego, CA. The approximate gross proceeds from the sale were $12,600,000, resulting in a net gain of $8,279,000.

During 2011, we sold two communities totaling 634 homes: Galleria at Towngate, with 268 homes located in Moreno Valley, California and Windrush Village, with 366 homes located in Colton, California. The approximate gross proceeds from sale of the two communities were $65,175,000, resulting in a net gain of $14,489,000.

For the six months ended June 30, 2012, the net gain on sale and result of the one community sold was included in the discontinued operations line on the consolidated statement of income and totaled approximately $8,510,000. For the six months ended June 30, 2011, the net income from the three communities sold were included in the discontinued operations line on the consolidated statement of income and totaled approximately $1,547,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the first half of 2012 represent the dividends on our outstanding 6.75% Series D Cumulative Redeemable Preferred Stock. All of our current outstanding shares of 6.75% Series D Cumulative Redeemable preferred stock have a $25.00 per share liquidation preference. As of June 30, 2012, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock remain outstanding. For the six months ended June 30, 2012, we paid $1,822,000 in dividends on our 6.75% Series D Cumulative Redeemable Preferred Stock.

Dividends attributable to preferred stock for the first half of 2011 represent the dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. For the six months ended June 30, 2011, we paid $5,606,000 in aggregate on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock.

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

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the six months ended June 30, 2012, was $46,804,000, or $0.61 per diluted share, as compared with $15,816,000, or $0.23 per diluted share, for the same period in 2011.

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

Our dividend per share amounts for the quarters ending June 30, 2012 and 2011 were $0.385 and $0.375, respectively. The quarterly common dividend payment of $0.385 is equivalent to $1.54 per common share on an annualized basis.

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. However, permanent financing may not be available on favorable terms, or at all. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. For the six months ended June 30, 2012, cash flows generated from operating activities were in excess of distributions to common shareholders, preferred shareholders and noncontrolling interest members by approximately $32,000,000. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured line of credit provides adequate liquidity to address temporary cash shortfalls. We expect that annual cash flows from operations will exceed annual distributions to equity holders for the year ended December 31, 2012, which is consistent with prior years. Annual cash flows from operating activities exceeded annual distributions to common shareholders, preferred shareholders and noncontrolling interest members by approximately $54,000,000 and $34,000,000 for the years ended December 31, 2011 and 2010, respectively.

During the six months ended June 30, 2012 and June 30, 2011 we invested $112,491,000 and $85,697,000 respectively in capital expenditures:

	Six months ended June 30,		Expected 2012 Annual Range
(amounts in thousands)	2012	2011	Low	High
New development (including land)	$91,776	$70,620	$190,000	$240,000
Rehab expenditures	12,682	5,131	30,000	55,000
Capital expenditures	8,033	9,946	21,000	23,000

Total capital expenditures	$112,491	$85,697	$241,000	$318,000

We had a total of $690,018,000 carrying amount in unsecured senior notes at June 30, 2012, consisting of the following (dollar amounts in thousands):

Maturity	Unsecured Senior Note Balance	Interest Rate (Coupon)
February 2013	$40,018	7.125%
March 2014	50,000	4.700%
March 2017	300,000	5.500%
March 2021	300,000	5.200%

Total / Weighted Average Interest Rate(1)	$690,018	5.510%

(1)	Represents the weighted average effective interest rate.

During the six months ended June 30, 2012, we exercised our right to redeem for cash all of the $35,000,000 outstanding convertible senior unsecured notes, at a redemption price equal to 100% of the principal amount of the notes outstanding, plus accrued and unpaid interest up to, but excluding, February 21, 2012.

On February 1, 2012, we prepaid a mortgage on a single community for $65,866,000 prior to its scheduled maturity, with no prepayment penalty.

In addition, at June 30, 2012, we had mortgage indebtedness with a total principal amount outstanding of $742,463,000, at an effective interest rate of 5.61%, and remaining terms ranging from one to eight years. For the periods ending June 30, 2012, and December 31, 2011, respectively, unencumbered real estate net operating income represented, 72.9% and 68.6% of our total real estate net income.

As of June 30, 2012, we have 75 wholly or majority owned operating communities with a gross book value of approximately $3,609,000,000. Eighteen of the 75 operating communities with gross book values of approximately $926,187,000 are encumbered with secured financing totaling approximately $742,463,000. The remaining 57 operating communities are unencumbered with an approximate gross book value of $2,682,816,000. There are no unencumbered communities that are owned in subsidiaries that are guarantors under our unsecured line of credit.

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

On January 5, 2012, we entered into a new $750,000,000 unsecured line of credit (the “Credit Agreement”). The Credit Agreement has an initial term of 39 months, terminates on April 3, 2015 and replaces our previous $750,000,000 unsecured line of credit. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 120 basis points. In addition, we pay a 0.20% annual facility fee on the capacity of the line of credit. Borrowings under our unsecured line of credit totaled $251,000,000 at June 30, 2012. Borrowings under the unsecured line of credit were used to fund development activities as well as for general corporate purposes. Balances on the unsecured line of credit are typically reduced with available cash balances.

As of June 30, 2012, we had total outstanding debt balances of approximately $1,683,000,000 and total outstanding consolidated shareholders’ equity and redeemable noncontrolling interests of approximately $1,660,000,000 representing a debt to total book capitalization ratio of 50%.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, total debt to capital, and cash on hand among others. We were in compliance with all such financial covenants during the six months ended June 30, 2012 and 2011.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2012, such as scheduled debt repayments, construction funding and potential community acquisitions. As of June 30, 2012 scheduled debt principle payments through December 31, 2012 totaled approximately $492,000.

On February 24, 2010, the Company entered into Equity Distribution Agreements (EDAs) with each of Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC, and Wells Fargo Securities, LLC (collectively, the “sales agents”) under which the Company may issue and sell from time to time through or to its sales agents shares of its common stock having an aggregate offering price of up to $250,000,000. During the six months ended June 30, 2012, 815,045 shares were issued under the EDAs, with an average share price of $49.09 for total gross proceeds of approximately $40,000,000 and total compensation paid to the sales agents of approximately $800,000. During the six months ended June 30, 2011, 545,348 shares were issued under the EDAs, with an average share price of $45.84 for total gross proceeds of approximately $25,000,000 and total compensation paid to the sales agents of approximately $500,000. During 2011, 1,291,537 shares were issued under the EDAs, with an average share price of $47.55 for total gross proceeds of approximately $61,414,000 and total compensation paid to the sales agents of approximately $1,228,280. As of June 30, 2012, the remaining capacity under the EDAs totals $123,600,000. The Company intends to use any net proceeds from the sale of its shares under the EDAs for general corporate purposes, which may include reducing borrowings under the Company’s unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities and financing for acquisitions.

On May 11, 2011, we completed an equity offering of 9,200,000 shares of common stock, including shares issued to cover over-allotments, at $48.00 (prior to a $1.92 per share underwriters discount) per share. Total gross proceeds from this offering were approximately $441,508,000. We used the proceeds, net of the discount, of approximately $423,936,000 for general corporate purposes which included redeeming our 6.75% Series C Cumulative Redeemable Preferred Stock and a portion of our 6.75% Series D Cumulative Redeemable Preferred Stock, and to repay borrowings under our unsecured line of credit.

On August 15, 2011, we repurchased 840,285 shares of our 6.75% Series D Cumulative Redeemable Preferred Stock at a price of $24.33 per share on the open market, a $0.67 discount to par resulting in a non cash return from preferred shareholders of $563,000. In addition, the initial issuance costs associated with these shares totaling $718,000 were charged to retained earnings during the third quarter of 2011. The net effect of the activity was a $155,000 charge to retained earnings for the three months ending September 30, 2011. As of June 30, 2012, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock were outstanding.

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

Construction in progress and land under development

The following table provides data on our multifamily communities that are currently under various stages of development and construction. Completion of the development communities is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot provide assurance that these communities will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed homes shown in the table below. In addition to the communities below, we have predevelopment costs on land under contract for potential projects totaling approximately $19,300,000 recorded in Other Assets on the Consolidated Balance Sheet.

(Dollar amounts in millions) Community Name	Location	Proposed Number of Homes	Costs Incurred to Date - June 30, 2012 (1)	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date (2)
Construction in Progress
Lawrence Station(3)	Sunnyvale, CA	336	$89.4	$110.0	$20.6	1Q/2013
Aviara (4)	Mercer Island, WA	166	20.4	44.5	24.1	2Q/2013
Solstice	Sunnyvale, CA	280	55.4	121.9	66.5	1Q/2014
Wilshire La Brea	Los Angeles, CA	478	153.9	277.3	123.4	4Q/2014

Total Construction in Progress		1,260	$319.1	$553.7	$234.6

Community Name	Location	Proposed Number of Homes	Costs Incurred to Date - June 30, 2012	Estimated Total Cost (5)
Land Owned (6)
Mission Bay (7)	San Francisco, CA	360	$54.2	TBR
Pleasanton	Pleasanton, CA	254	19.5	TBR
Pleasanton II(8)	Pleasanton, CA	251	13.2	TBR
Park Viridian II	Anaheim, CA	400	37.4	TBR

Total Land Owned		1,265	$124.3	$513.2

(1)	Reflects all recorded costs as of June 30, 2012, recorded on our balance sheet as direct investments in real estate-construction in progress.
(2)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy.
(3)

Reflects all recorded costs incurred as of June 30, 2012, recorded on our Consolidated Balance Sheet as “Direct investments in real estate-Construction in progress.” Included in this amount is $8.9 million of costs for the completed units as of June 30, 2012 which, is reflected in our consolidated balance sheet as “Direct Investments in real estate - Investment in rental communities.”

(4)

During the fourth quarter of 2010, we entered into a ground lease for the Mercer Island site. The ground lease has an initial term of 60 years, two 15-year extensions followed by a 9-year extension. The annualized GAAP straight line lease expense is approximately $664,000.

(5)	Reflects the aggregate cost estimates; specific community cost estimates to be reported (TBR) once entitlement approvals are received and we are prepared to begin construction.
(6)

Land owned represents projects in various stages of entitlement, pre-development, development, and initial construction, for which construction or supply contracts have not yet been finalized. As these contracts are finalized, projects are transferred to construction in progress on our Consolidated Balance Sheet.

(7)	Represents two parcels of land in the Mission Bay district, acquired in the second quarter 2011 that are entitled for residential use and can be developed in phases.
(8)	During the second quarter of 2012, we closed on the Pleasanton II land parcel, and the land was transferred to land owned for development.

Dividends Paid to Common and Preferred Shareholders and Distributions to Noncontrolling Interest Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our dividend per share amounts for the quarter ended June 30, 2012 and 2011 were $0.385 and $0.375 per share, respectively. Our dividend per share amounts for the six months ended June 30, 2012 and 2011 were $0.770 and $0.750, respectively. Total dividends paid to common shareholders for the six months ended June 30, 2012 and 2011 were $59,294,0000 and $52,703,000, respectively.

For the six months ended June 30, 2012, we paid $1,822,000 in dividends on our 6.75% Series D Cumulative Redeemable Preferred Stock.

For the six months ended June 30, 2011, we paid $5,606,000 in aggregate on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock.

During the first quarter of 2012, all outstanding operating company units recorded in redeemable noncontrolling interests were converted to shares of common stock. As of June 30, 2012, no operating company units remain outstanding. Total distributions to redeemable noncontrolling interests were $0 and $461,000 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, $8,107,000 of other noncontrolling interests remained outstanding. Total distributions to other noncontrolling interests of our consolidated subsidiaries were $210,000 for the six months ended June 30, 2012 and 2011, respectively.

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

As of June 30, 2012, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.

The Company is involved in various legal actions arising in the ordinary course of business for which losses are expected to be covered under the Company’s insurance policies. As of June 30, 2012, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

ITEM 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	(a) Total Number of Shares (or Units) Purchased [1]	(b) Average Price Paid per Share (or Unit)[2]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Traded Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 through April 30, 2012	$—	$—	—	—
May 1, 2012 through May 31, 2012	—	—	—	—
June 1, 2012 through June 30, 2012	13,560	48.41	—	—
Total	$13,560	$48.41	—	—

[1]	Includes an aggregate of 13,560 shares withheld to pay taxes
[2]	Average price paid per share owned and forfeited by shareholder.

ITEM 3.	Defaults Upon Senior Securities.

None

ITEM 4.	(Removed and Reserved).

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits.

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the BRE Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.
(Registrant)

Date: August 1, 2012	/S/ JOHN A. SCHISSEL
John A. Schissel
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits.

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the BRE Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended June 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) notes to the Consolidated Financial Statements