Form 10-Q
period 2012-09-30
BRE PROPERTIES INC /MD/
filed 2012-11-07
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of common stock outstanding as of October 29, 2012	76,847,698

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

September 30, 2012

PART I FINANCIAL INFORMATION

ITEM 1—Financial Statements.

BRE Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental communities	$3,688,763	$3,607,045
Construction in progress	299,573	246,347
Less: accumulated depreciation	(800,788)	(729,151)

	3,187,548	3,124,241
Equity investment in real estate joint ventures	41,008	63,313
Land under development	109,694	101,023

Total real estate portfolio	3,338,250	3,288,577
Cash	30,046	9,600
Other assets	76,607	54,444

Total assets	$3,444,903	$3,352,621

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured senior notes	$990,018	$724,957
Unsecured line of credit	—	129,000
Mortgage loans payable	742,233	808,714
Accounts payable and accrued expenses	67,063	63,273

Total liabilities	1,799,314	1,725,944

Redeemable noncontrolling interests	8,107	16,228
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 2,159,715 shares with $25 liquidation preference issued and outstanding at September 30, 2012 and December 31, 2011, respectively.	22	22
Common stock, $0.01 par value, 100,000,000 shares authorized; 76,831,467 and 75,556,167 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively.	768	756
Additional paid-in capital	1,874,360	1,818,064
Cumulative dividends in excess of accumulated net income	(237,668)	(208,393)

Total shareholders’ equity	1,637,482	1,610,449

Total liabilities and shareholders’ equity	$3,444,903	$3,352,621

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,
	2012	2011
Revenues
Rental income	$96,431	$91,035
Ancillary income	3,919	3,532

Total revenues	100,350	94,567

Expenses
Real estate	31,690	30,771
Provision for depreciation	25,097	25,414
Interest	16,998	18,374
General and administrative	5,093	5,678
Other expenses	15,000	149

Total expenses	93,878	80,386

Other income	740	677

Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	7,212	14,858
Income for unconsolidated entities	669	791
Gain on sale of unconsolidated entities	6,025	2,248

Income from continuing operations	13,906	17,897
Income from discontinued operations, net	—	799

Income from discontinued operations	—	799

Net income	$13,906	$18,696

Redeemable noncontrolling interest in income	105	332

Net income attributable to controlling interests	13,801	18,364
Redemption related preferred stock issuance cost	—	155
Dividends attributable to preferred stock	911	1,138

Net income available to common shareholders	$12,890	$17,071

Per common share data—Basic
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.17	$0.22
Income from discontinued operations	$0.00	$0.01

Net income available to common shareholders	$0.17	$0.23

Weighted average common shares outstanding – basic	76,813	74,965

Per common share data—Diluted
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.17	$0.22
Income from discontinued operations	$0.00	$0.01

Net income available to common shareholders	$0.17	$0.23

Weighted average common shares outstanding –diluted	77,130	75,390

Dividends declared and paid per common share	$0.385	$0.375

See condensed notes to unaudited consolidated financial statements

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Nine Months Ended September 30,
	2012	2011
Revenues
Rental income	$283,632	$264,267
Ancillary income	11,460	10,155

Total revenues	295,092	274,422

Expenses
Real estate	93,415	88,595
Provision for depreciation	74,922	76,724
Interest	50,488	56,861
General and administrative	17,151	16,071
Other expenses	15,000	402

Total expenses	250,976	238,653

Other income	1,966	1,878

Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	46,082	37,647
Income for unconsolidated entities	2,125	2,162
Gain on sale of unconsolidated entities	6,025	2,248

Income from continuing operations	54,232	42,057
Income from discontinued operations, net	231	2,347
Net gain on sales of discontinued operations	8,279	—

Income from discontinued operations	8,510	2,347

Net income	62,742	$44,404

Redeemable noncontrolling interest in income	315	1,003

Net income attributable to controlling interests	$62,427	$43,401
Redemption related preferred stock issuance cost	—	3,771
Dividends attributable to preferred stock	2,733	6,744

Net income available to common shareholders	$59,694	$32,886

Per common share data—Basic
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.67	$0.44
Income from discontinued operations	$0.11	$0.03

Net income available to common shareholders	$0.78	$0.47

Weighted average common shares outstanding – basic	76,471	69,950

Per common share data—Diluted
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.67	$0.44
Income from discontinued operations	$0.11	$0.03

Net income available to common shareholders	$0.78	$0.47

Weighted average common shares outstanding –diluted	76,840	70,400

Dividends declared and paid per common share	$1.155	$1.125

See condensed notes to unaudited consolidated financial statements

BRE Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$62,742	$44,404
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non cash interest on convertible debt	36	248
Gain on sale of discontinued operations	(8,279)	—
Gain on sale of unconsolidated entities	(6,025)	(2,248)
Non cash asset impairment charge	15,000	—
Income from unconsolidated entities	(2,125)	(2,162)
Distributions of earnings from unconsolidated entities	3,484	2,919
Provision for depreciation	74,922	76,724
Provision for depreciation from discontinued operations	76	1,544
Non cash stock based compensation expense	4,281	3,450
Other assets	1,887	3,010
Accounts payable and accrued expenses	1,870	(751)

Net cash flows provided by operating activities	147,869	127,138

Cash flows from investing activities:
Acquisitions of operating real estate communities	—	(170,127)
Additions to land under development and predevelopment cost	(41,865)	(63,624)
Additions to construction in progress	(103,371)	(28,292)
Rehabilitation expenditures and other	(21,856)	(8,888)
Capital expenditures	(14,411)	(15,129)
Contributions to real estate joint ventures	—	(8,748)
Proceeds from sale of rental property, net of closing costs	12,309	—
Proceeds from sale of unconsolidated joint venture entities, net of closing costs	26,919	4,547
Additions to furniture, fixtures and equipment	—	(28)

Net cash flows used in investing activities	(142,275)	(290,289)

Cash flows from financing activities:
Principal payments on mortgage loans	(66,481)	(1,586)
Repayment of unsecured notes	(35,000)	(48,545)
Proceeds from issuance of unsecured notes, net	295,266	—
Lines of credit:
Advances	193,000	398,000
Repayments	(322,000)	(452,000)
Cash dividends paid to common shareholders	(88,969)	(81,042)
Cash dividends paid to preferred shareholders	(2,733)	(6,744)
Distributions to redeemable noncontrolling interests	—	(689)
Distributions to other noncontrolling interests	(315)	(314)
Proceeds from exercises of stock options, net	2,359	3,539
Proceeds from dividend reinvestment plan	738	795
Redeemable noncontrolling interest redemption activity	—	(431)
Redemption of preferred stock	—	(120,444)
Proceeds from issuance of common shares, net	38,987	472,871

Net cash flows provided by financing activities	14,852	163,410

Increase in cash	20,446	259
Cash balance at beginning of period	9,600	6,357

Cash balance at end of period	$30,046	$6,616

BRE Properties, Inc.

Consolidated Statements of Cash Flows Cont. (unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Supplemental disclosure of non cash activities:
Transfer of construction in progress to investment in rental properties	$50,473	$—

Transfer of land under development to other assets	$23,000	$—

Conversion of redeemable noncontrolling interest units	$(4,332)	$—

Change in accrued improvements to direct investments in real estate	$(1,380)	$972

Change in accrued development costs for construction in progress and land under development	$487	$(2,885)

Change in redemption value of redeemable noncontrolling interests	$(3,789)	$(852)

Change in redemption related preferred stock issuance cost	$—	$3,771

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2012

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

Where possible, the Company stages its construction to allow leasing and occupancy during the construction period, which BRE believes minimizes the duration of the lease-up period following completion of construction. The Company’s accounting policy related to communities in the development and leasing phase is to expense all operating cost associated with completed apartment homes, including costs associated with the lease up of the development. Projects under development are carried at cost, including direct and indirect costs incurred to ready the assets for their intended use and which are specifically identifiable, including capitalized interest and property taxes until homes are placed in service. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. The Company has a development group which manages the design, development and construction of apartment communities. Project costs related to the development and construction of apartment communities (including interest and related loan fees, property taxes, and other direct costs including municipal fees, permits, architecture, engineering and other professional fees) are capitalized as a cost of the project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend all of their time on development activities are also capitalized and allocated to the projects to which they relate. Capitalized compensation totaled approximately $1,700,000 and $1,864,000 for the three month periods ended September 30, 2012 and 2011, respectively. Capitalized compensation totaled approximately $6,100,000 and $5,164,000 for the nine month periods ended September 30, 2012 and September 30, 2011, respectively. Indirect costs not related to development and construction activity are expensed as incurred. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that increase the value of the community or extend its useful life are capitalized.

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

In accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets, the Company’s investments in real estate are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of estimated fair value is based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimated fair value is warranted. Impairment is first triggered when the carrying amount of an asset may not be recoverable. To determine impairment, the test consists of comparing the undiscounted net cash flows expected to be produced by the asset to the carrying value of the asset. If the total future net cash flows thus determined are less than the carrying amount of the real estate, an impairment exists. If an impairment exists and the carrying amount of the real estate exceeds its fair value, an impairment loss is recognized equal to the amount of the excess carrying amount.

In the quarter ended September 30, 2012, the Company recorded a $15,000,000 non-cash asset impairment charge on land held for development located in Anaheim, CA, as a result of changes in the future plans to develop the project. As a result of this decision, the Company concluded that indicators of impairment existed and a reduction in the carrying value to estimated fair value was warranted for the land. This charge was the result of an analysis of the land’s estimated fair value (based on market assumptions and comparable sales data) compared to its current capitalized carrying value. There were no assets for which an adjustment for impairment in value was made in 2011.

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

Reportable Segments

FASB guidance requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that each of its operating communities, which comprised 99% of BRE’s consolidated assets at September 30, 2012 and December 31, 2011 and approximately 99% of its total consolidated revenues for the three and nine months ending September 30, 2012 and September 30, 2011, represents an operating segment. The Company aggregates its operating segments into five reportable segments based upon geographical region for same-store communities, with non same-store communities aggregated into one reportable segment.

“Same-store” communities are defined as communities that have been completed, stabilized and owned by the Company for at least two twelve-month periods. The Company defines “stabilized” as communities that have reached a physical occupancy of at least 93%.

NOTE C – STOCK-BASED COMPENSATION

The Company measures the value of service-based restricted stock awards and performance-based restricted stock awards without market conditions at fair value on the grant date, based on the number of units granted and the market value of its common stock on that date.

Share-based payment guidance requires compensation expense to be recognized with respect to the restricted stock if it is probable that the service or performance condition will be achieved. As a result, the Company records the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period. For service-based restricted stock awards, the Company evaluates its forfeiture rate at the end of each reporting period based on the probability of the service condition being met. For performance-based restricted stock awards without market conditions, the Company records the fair value, net of estimated forfeitures, as stock-based compensation expense using the accelerated attribution method with each vesting tranche valued as a separate award. The grant date fair value of performance-based restricted stock awards with market conditions is estimated using a Monte Carlo simulation which incorporates the impact of market conditions. The Company records the fair value of awards with market conditions, net of estimated forfeitures, as stock-based compensation using the accelerated attribution method over the vesting period regardless of whether the market conditions are satisfied in accordance with share-based payment guidance.

The cost related to stock-based compensation included in the determination of consolidated net income for the three and nine months ended September 30, 2012 and 2011 includes all awards outstanding and vested during these periods.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to four years. At September 30, 2012, compensation cost related to unvested awards not yet recognized totaled approximately $12,971,835 and the weighted average period over which it is expected to be recognized is 2.5 years. During the nine months ended September 30, 2012, 146,490 restricted shares were awarded and 165,153 restricted shares vested. During the nine months ended September 30, 2012, 78,446 stock options were awarded and 177,082 options were exercised.

NOTE D – CONSOLIDATION OF VARIABLE INTEREST ENTITIES

Arrangements that are not controlled through voting or similar rights are reviewed under the accounting guidance for variable interest entities; or “VIEs.” A company is required to consolidate the assets, liabilities and operations of a VIE if it is determined to be the primary beneficiary of the VIE.

The consolidation analysis for VIEs requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. Accounting guidance requires an ongoing reconsideration of the primary beneficiary.

Under the guidance, an entity is a VIE and subject to consolidation, if by design a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company has reviewed the consolidation guidance and concluded that its joint venture LLCs are not VIEs. The Company has also reviewed the management fees paid to it by its joint ventures and determined that they do not create variable interests in the entities. As of September 30, 2012, the Company had no land purchase options outstanding from third party entities.

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

BRE consolidates entities not deemed to be VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company, the Operating Company and other controlled subsidiaries. At September 30, 2012, BRE owned 100% of the Operating Company. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE E – REAL ESTATE PORTFOLIO

FASB guidance on property acquisitions requires the acquiring entity in a business combination to recognize the fair value of assets acquired and liabilities assumed in the transaction and recognize contingent consideration arrangements and pre-acquisition loss and gain contingencies at their acquisition-date fair value. The acquirer of operating communities is required to expense, as incurred, acquisition related transaction costs. BRE expenses costs associated with the pursuit of potential acquisitions to General and Administrative expenses. Once an operating property acquisition is probable, the costs are categorized and expensed in Other expenses. The acquirer of land for development can capitalize costs incurred related to acquisition transaction costs. BRE capitalizes costs associated with the pursuit of potential land acquisitions to Other assets. Once land for development is acquired, the costs are categorized to the basis of the Land under development.

Acquisitions

Costs associated with the purchase of operating communities are recorded to land, building and intangibles when applicable, based on their fair value in accordance with FASB business combination guidance. No operating communities were acquired during the nine months ended September 30, 2012.

On August 7, 2012, the Company acquired a parcel of land for future development in Redwood City, California for a purchase price of $11,400,000.

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

At September 30, 2012, the Company had no assets classified as held for sale.

On May 17, 2012, BRE sold the community, Countryside Village, with 96 homes located in San Diego, CA. The approximate gross proceeds from the sale were $12,600,000, resulting in a net gain of $8,279,000.

During 2011, the Company sold two communities totaling 634 homes: Galleria at Towngate, with 268 homes located in Moreno Valley, California, and Windrush Village, with 366 homes located in Colton, California. The approximate gross proceeds from sale of the two communities were $65,175,000, resulting in a net gain of $14,489,000.

The following is a breakdown of the combined results of operations for the operating communities included in discontinued operations:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
(amounts in thousands)	2012	2011	2012	2011
Rental and ancillary income	$—	$2,080	$498	$6,290
Real estate expenses	—	(764)	(191)	(2,399)
Provision for depreciation	—	(517)	(76)	(1,544)

Income from discontinued operations, net	$—	$799	$231	$2,347

Gain on sales, net	—	$—	$8,279	$—

Income from discontinued operations	$—	$799	$8,510	$2,347

Sale of unconsolidated entities

On September 12, 2012, the Company sold the joint venture asset Calvera Point, a 276 home community located in Westminister, Colorado. The Company had a 15% equity ownership in the community and received gross proceeds of $5,600,000 and recognized a net gain on sale of approximately $900,000.

On September 25, 2012, the Company sold the joint venture asset Pinnacle at the Creek, a 216 home community located in Centennial, Colorado. The Company had a 15% equity ownership in the community and received gross proceeds of $4,800,000 and recognized a net gain on sale of approximately $1,800,000.

On September 26, 2012, the Company sold the joint venture asset Pinnacle at Galleria, a 236 home community, located in Roseville, California. The Company had a 35% equity ownership in the community and received gross proceeds of approximately $16,600,000 and recognized a net gain on sale of approximately $3,300,000.

NOTE F – EQUITY

On February 24, 2010, the Company entered into Equity Distribution Agreements (EDAs) with each of Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC, and Wells Fargo Securities, LLC (collectively, the “sales agents”) under which the Company may issue and sell from time to time through or to its sales agents shares of its common stock having an aggregate offering price of up to $250,000,000. During the nine months ended September 30, 2012, 815,045 shares were issued under the EDAs, with an average share price of $49.09 for total gross proceeds of approximately $40,000,000 and total commission paid to the sales agents of approximately $800,000. During the nine months ended September 30, 2011, 1,059,800 shares were issued under the EDAs, with an average share price of $45.84 for total gross proceeds of approximately $50,000,000 and total commission paid to the sales agents of approximately $1,000,000. During the year-ended 2011, 1,291,537 shares were issued under the EDAs, with an average share price of $47.55 for total gross proceeds of approximately $61,414,000 and total commission paid to the sales agents of approximately $1,228,280. As of September 30, 2012, the remaining capacity under the EDAs totals $123,600,000. The Company intends to use any net proceeds from the sale of its shares under the EDAs for general corporate purposes, which may include reducing borrowings under the Company’s unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities and financing for acquisitions.

On May 11, 2011, the Company completed an equity offering of 9,200,000 shares of common stock, including shares issued to cover over-allotments, at $48.00 (prior to a $1.92 per share underwriters discount) per share. Total gross proceeds from this offering were approximately $441,508,000. The Company used the proceeds of approximately $423,936,0000, net of the discount, for general corporate purposes which included redeeming its 6.75% Series C Cumulative Redeemable Preferred Stock and a portion of its 6.75% Series D Cumulative Redeemable Preferred Stock, and to repay borrowings under its unsecured line of credit.

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

On August 15, 2011, the Company repurchased 840,285 shares of its 6.75% Series D Cumulative Redeemable Preferred Stock at a price of $24.33 per share on the open market, a $0.67 discount to par resulting in a non cash return from preferred shareholders of $563,000. In addition, the initial issuance costs associated with these shares totaling $718,000 were charged to retained earnings during the third quarter of 2011. The net effect of the activity was a $155,000 charge to retained earnings for the three months ending September 30, 2011. As of September 30, 2012, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock remain outstanding.

During the nine months ended September 30, 2012, 284,410 net shares of common stock were issued under the Company’s stock-based compensation plans, 14,963 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan and 160,882 operating company units were converted to shares of common stock.

Consolidated Statement of Shareholders Equity- For Nine months ended September 30, 2012

(Dollar amounts in thousands, except share and per share data)

Common Stock Shares	September 30, 2012
Balance at beginning of year	75,556,167
Common stock issuance	815,045
Operating company units converted for common stock(1)	160,882
Stock options exercised, net of shares tendered	177,082
Vested restricted shares, net of shares tendered	107,328
Shares issued pursuant to dividend reinvestment plan	14,963

Balance at end of period	76,831,467

Preferred stock shares
Balance at beginning of year	2,159,715

Balance at end of period	2,159,715

Common stock
Balance at beginning of year	$756
Common stock issuance	8
Operating company units converted for common stock	1
Stock options exercised, net of shares tendered	2
Vested restricted shares, net of shares tendered	1

Balance at end of period	$768

Preferred stock
Balance at beginning of year	$22

Balance at end of period	$22

Additional paid-in capital
Balance at beginning of year	$1,818,064
Common stock issuance, net	38,979
Operating company units converted for common stock	4,332
Change in market value of redeemable noncontrolling interests	3,789
Stock options exercised, net of shares tendered	5,529
Shares retired for tax withholding	(2,982)
Stock based compensation	6,101
Shares issued pursuant to dividend reinvestment plan	738
Other	(190)

Balance at end of period	$1,874,360

Cumulative dividends in excess of accumulated net income
Balance at beginning of year	$(208,393)
Net income	62,742
Cash dividends paid to common shareholders	(88,969)
Cash dividends paid to preferred shareholders	(2,733)
Other noncontrolling interest in income	(315)

Balance at end of period	$(237,668)

Redeemable noncontrolling interests
Balance at beginning of year	$16,228
Other noncontrolling interests in income	315
Distributions to other noncontrolling interests	(315)
Conversion activity (1)	(4,332)
Change in redemption value of redeemable noncontrolling interests	(3,789)

Balance at end of period	$8,107

(1)	During the nine months ended September 30, 2012, the remaining 160,882 operating company units were converted to shares of the Company’s common stock.

NOTE G – LEGAL MATTERS

The Company is involved in various legal actions arising in the ordinary course of business for which losses are expected to be covered under the Company’s insurance policies. As of September 30, 2012, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

NOTE H – DEBT

On August 13, 2012, the Company completed an offering of $300,000,000, 10.5-year senior unsecured notes. The notes will mature on January 15, 2023 and bear interest at a fixed coupon rate of 3.375%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $295,300,000 and were used for general corporate purposes including reducing the Company’s unsecured line of credit balance.

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

On January 5, 2012, the Company entered into a new $750,000,000 unsecured line of credit (the “Credit Agreement”). The Credit Agreement has an initial term of 39 months, terminates on April 3, 2015 and replaces the previous $750,000,000 unsecured line of credit. Based on the Company’s current debt ratings, the line of credit accrues interest at LIBOR plus 120 basis points. In addition, the Company pays a 0.20% annual facility fee on the capacity of the facility. Borrowings under the unsecured line of credit are used to fund development activities as well as for general corporate purposes. Borrowings under the Company’s unsecured line of credit totaled $0 at September 30, 2012.

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

The Company’s indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, total debt to capital, and cash on hand among others. The Company was in compliance with all such financial covenants during the nine months ended September 30, 2012 and 2011.

The following is a consolidated summary of BRE’s unsecured senior notes and secured debt as of September 30, 2012 (in thousands):

Year of Maturity	Unsecured Senior Note Balance	Mortgage Loans Payable Balance	Interest Rate (Coupon)

February 2013	$40,018	$ —	7.13%
August 2013	—	30,312	5.33%
March 2014	50,000	—	4.70%
March 2017	300,000	—	5.50%
May 2019	—	310,000	5.57%
September 2019	—	32,446	5.74%
April 2020	—	59,475	5.20%
September 2020	—	310,000	5.69%
March 2021	300,000	—	5.20%
January 2023	300,000	—	3.38%

	$990,018	$742,233

NOTE I – NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued an amendment with updated guidance on how to present items of net income, items of other comprehensive income (OCI) and total comprehensive income that should be applied retrospectively for public entities beginning with interim and annual periods after December 15, 2011. The amendment requires companies to present a total for comprehensive income in a single continuous statement or two separate consecutive statements. Companies will no longer be allowed to present OCI solely in the statement of stockholders’ equity. Earnings per share would continue to be based on net income. The adoption of this guidance had no impact on the Company’s financial statements during the nine months ended September 30, 2012.

In May 2011, the FASB issued an accounting standards update to amend fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (US GAAP) and International Financial Reporting Standards (IFRS), which aligns the principles for fair value measurements and the related disclosure requirements under US GAAP and IFRS. This standard requires new disclosures, with a particular focus on Level 3 measurements, including; quantitative information about the significant unobservable inputs used for all Level 3 measurements; qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs and a description of the company’s valuation processes. This standard also requires disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy; information about when the current use of a non-financial asset measured at fair value differs from its highest and best use and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. This standard is effective for interim and annual periods beginning after December 15, 2011. The Company has concluded that there is no impact on the financial statements as a result of adopting the guidance during the nine months ended September 30, 2012.

NOTE J – FAIR VALUE MEASUREMENT

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

The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash, other assets, accounts payable and accrued expenses, and lines of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of the Company’s Level 2 mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of the Company’s mortgage loans and unsecured senior notes is approximately $1,409,760,000 at September 30, 2012. The balance sheet carrying value of these Level 2 liabilities was $1,732,251,000 as of September 30, 2012.

Fair Value Measurements

The Company’s redeemable noncontrolling interests that have a conversion feature are required to be marked to redemption value at each reporting period. The maximum redemption amount of the redeemable noncontrolling interests is contingent on the fair value of the Company’s common stock at the redemption date, and therefore the amount reported on the consolidated balance sheet is calculated based on the fair value of the Company’s common stock as of the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests are classified as Level 2. During the first quarter of fiscal 2012, all outstanding operating company units recorded in redeemable noncontrolling interests were converted to shares of common stock, and a decrease in redeemable noncontrolling interests of $3,789,000 was recorded to adjust the noncontrolling interest to its final redemption value with an offsetting change in additional paid in capital. There was a decrease in redeemable noncontrolling interests of $852,000 for the nine month period ended September 30, 2011, to adjust the noncontrolling interest to its redemption value with an offsetting change in additional paid in capital. As of September 30, 2012, no operating company units remain outstanding. As of September 30, 2012, there is $8,107,000 of other noncontrolling interest stated at redemption value.

The estimated fair values of investment securities classified as deferred compensation plan investments are based on quoted market prices utilizing public information for the same transactions and are therefore classified as Level 1. The Company’s deferred compensation plan investments are recorded in Other assets and totaled $4,035,000 and $3,668,000 at September 30, 2012 and at December 31, 2011.

There were no transfers of assets measured at fair value between Level 1 and Level 2 of the fair value hierarchy for the nine months ended September 30, 2012.

During the quarter ended September 30, 2012 a $15,000,000 non-cash impairment charge was recorded in other expenses in conjunction with the decision to sell land in Anaheim, CA that the Company previously intended to develop. The Company’s real estate asset impairment charge (level 3) was the result of an analysis of the land’s fair value (based on market assumptions and comparable sales data) compared to its current capitalized carrying value. As of September 30, 2012, the capitalized carrying value of the land was approximately $38,000,000. The land was determined to have a fair value of approximately $23,000,000 net of closing costs, resulting in an impairment charge of approximately $15,000,000. The land was transferred from Land under development to Other assets during the quarter ended September 30, 2012.

NOTE K – SEGMENT REPORTING

The Company’s operating and investment activities are primarily focused on the major metropolitan markets within the state of California, and in the metropolitan area of Seattle, Washington. The Company’s segment disclosures present the measures used by the chief operating decision maker for purposes of assessing each segments’ performance. The Company’s chief operating decision maker is comprised of several members of its executive management team who use net operating income (NOI) as a primary financial measure for same-store communities and other communities. “Same-store” communities are defined as communities that have been completed, stabilized and owned by us for at least two twelve month periods. The company defines “stabilized” as communities that have reached a physical occupancy of at least 93%. A comparison of operating results for same-store communities is meaningful as these communities have stabilized occupancy and operating expenses, there is no plan to conduct substantial redevelopment activities and the community is not held for disposition within the current year.

The Company’s business focus is the ownership, development and operation of multifamily communities. The Company evaluates performance and allocates resources primarily based on the NOI of an individual multifamily community. The Company defines “NOI” as the excess of all revenue generated by the community (primarily rental revenue) less direct real estate expenses. Accordingly, NOI does not take into account community-specific costs such as depreciation, capitalized expenditures and interest expense.

To better understand the Company’s overall results, the 75 wholly or majority-owned apartment communities can be characterized as follows:

•	19,878 homes in 70 communities, which were owned, completed and stabilized for all of 2012 and 2011 (“same-store”) communities;

•

270 homes in one development community, which was experiencing lease up and stabilization during 2012 and 2011 and as a result did not have comparable year-over-year operating results (“non same-store”);

•	652 homes in three communities acquired during 2011, which as a result did not have comparable year-over-year operating results (“non same-store”); and

•	440 homes in one community that was moved from same-store into rehabilitation (“non same-store”) during 2011.

Operating results are aggregated into five reportable segments based upon geographical region for same-store communities, with non same-store communities aggregated into one reportable segment. The following table details rental revenue and NOI for the Company’s reportable segments for the three and nine months ended September 30, 2012 and 2011, and reconciles NOI to income from continuing operations per the consolidated statement of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2012	2011	2012	2011
Revenues (1):
Southern California (2)	$55,059	$53,120	$163,021	$157,070
San Francisco Bay Area	19,792	18,293	57,859	53,283
Seattle	13,770	12,696	40,188	37,126
Non-Core Markets (3)	3,901	3,783	11,634	11,262
Non Same-store communities (4)	7,828	6,675	22,390	15,681

	$100,350	$94,567	$295,092	$274,422

Net Operating Income:
Southern California (2)	$37,436	$35,889	$111,502	$106,926
San Francisco Bay Area	14,411	13,211	41,982	38,070
Seattle	9,334	8,093	26,532	23,974
Non-Core Markets (3)	2,400	2,427	7,260	7,174

Same-store net operating income	63,581	59,620	187,276	176,144

Non Same-store communities (4)	5,079	4,176	14,401	9,683

Total community net operating income	68,660	63,796	201,677	185,827

Other income	740	677	1,966	1,878
Income from unconsolidated entities	669	791	2,125	2,162
Gain on sale of unconsolidated entity	6,025	2,248	6,025	2,248
Income from discontinued operations, net	—	799	231	2,347
Net gain on sales of discountinued operations	—	—	8,279	—

Net operating income	$76,094	$68,311	$220,303	$194,462

Less:
Provision for depreciation	25,097	25,414	74,922	76,724
Interest	16,998	18,374	50,488	56,861
General and administrative	5,093	5,678	17,151	16,071
Other expenses	15,000	149	15,000	402
Dividends attributable to preferred stock	911	1,138	2,733	6,744
Redemption related preferred stock issuance cost	—	155	—	3,771
Redeemable and other noncontrolling interests in income	105	332	315	1,003

Net income available to common shareholders	$12,890	$17,071	$59,694	$32,886

The following table details the assets of the Company’s reportable segments:

			As of September 30, 2012	As of December 31, 2011
($ in thousands)	Communities	Homes	Asset Value	Asset Value
Assets
Southern California (2)	42	11,625	$2,063,410	$2,054,984
San Francisco Bay Area	12	3,495	609,925	602,724
Seattle	13	3,456	519,097	514,882
Non-Core Markets (3)	3	1,302	130,638	129,525

Total Same-store communities	70	19,878	3,323,070	3,302,115
Non Same-store communities (4)	5	1,362	365,693	304,930

Investment in rental communities	75	21,240	$3,688,763	$3,607,045

Accumulated depreciation			(800,788)	(729,151)
Construction in progress			299,573	246,347
Equity investment in real estate joint ventures			41,008	63,313
Land under development			109,694	101,023
Cash			30,046	9,600
Other assets			76,607	54,444

Total assets			$3,444,903	$3,352,621

(1)	All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Company’s total revenue during the three and nine months ended September 30, 2012 and 2011.
(2)	Consists of 13 communities in San Diego, 5 in Inland Empire, 13 in Los Angeles, and 11 in Orange County.
(3)	Consists of one same-store community in Sacramento, California and two same-store communities in Phoenix, Arizona.
(4)	2012 non same-store communities’ totals primarily include: three communities acquired in 2011, one community delivered in 2011, and one community under rehabilitation/redevelopment.

NOTE L – SUBSEQUENT EVENTS

The Company has evaluated and disclosed subsequent events through the date of the issuance of the financial statements.

Subsequent to the quarter ended September 30, 2012, the Company determined that land located in Anaheim, CA that is no longer held for development and as a result had an impairment charge of $15,000,000 during the quarter ended September 30, 2012, met the criteria for held for sale. Sale is expected to close within twelve months.

Subsequent to the quarter ended September 30, 2012, two operating communities in San Diego, California with a combined gross carrying value of approximately $37,800,000, totaling 416 homes, met the criteria for held for sale. Sales are expected to close in the fourth quarter of 2012.

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

This table summarizes information about our 2012 operating communities:

	Same-store Communities [1]				Total Communities [2]
Regions	# of Communities	# of Homes	% of Same-store Revenue	% of Same-store NOI	# of Communities	# of Homes	% of Total Revenue	% of Total NOI
San Diego	13	4,056	21%	21%	13	4,056	19%	20%
Inland Empire	5	1,173	5%	5%	5	1,173	5%	5%
Orange County	11	3,349	17%	17%	12	3,789	17%	17%
Los Angeles	13	3,047	17%	17%	14	3,267	17%	17%
San Francisco	12	3,495	21%	22%	15	4,197	24%	25%

California	54	15,120	81%	82%	59	16,482	82%	84%
Seattle	13	3,456	15%	14%	13	3,456	14%	13%
Phoenix	2	902	3%	2%	2	902	3%	2%
Sacramento	1	400	1%	2%	1	400	1%	1%

Non-Core	3	1,302	4%	4%	3	1,302	4%	3%

	70	19,878	100%	100%	75	21,240	100%	100%

(1)	We define“same-store” communities as communities that have been completed, stabilized and owned by us for at least two twelve month periods. The term “stabilized” refers to communities that have reached a physical occupancy of at least 93%.
(2)	Includes communities acquired, in lease up phase or being rehabilitated that have been stabilized for less than two twelve month periods.

For the nine months ended September 30, 2012, same-store communities totaled 19,878 homes. For the nine months ended September 30, 2012, our non same-store pool is comprised of 270 homes in lease up, 440 homes moved from same-store into rehabilitation and 652 acquired homes.

At September 30, 2012, our portfolio had real estate assets with a net book value of approximately $3.3 billion that included 75 wholly or majority-owned apartment communities, aggregating 21,240 homes; 8 multifamily communities owned in joint ventures, comprised of 2,864 apartment homes; and eight (six in Northern California, one in Southern California, one in Seattle, Washington) wholly or majority-owned apartment communities in various stages of construction and development, totaling 2,393 homes. We earn revenue and generate cash primarily by collecting monthly rent from our community residents.

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

Rental and ancillary income

A summary of the components of revenues for the quarters ended September 30, 2012 and 2011 follows (dollar amounts in thousands):

	Three months ended September 30, 2012		Three months ended September 30, 2011
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	$ change from 2011 to 2012	% change from 2011 to 2012
Rental income	$96,431	96.1%	$91,035	96.3%	$5,396	5.9%
Ancillary income	3,919	3.9%	3,532	3.7%	387	11.0%

Total revenues	$100,350	100%	$94,567	100%	$5,783	6.1%

The total increase in revenues for the three months ended September 30, 2012, as compared with the three months ended September 30, 2011, was generated from an increase in same-store and non same-store revenue as follows (dollar amounts in thousands):

	2012 Change	% Change from 2011 to 2012
Same-store communities	$4,630	5.3%
Non same-store communities	1,153	17.3%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$5,783	6.1%

The increase in same-store revenue was primarily due to a 5.5% increase in average monthly revenue earned per home in the same-store portfolio from $1,542 per home in the third quarter of 2011 to $1,626 per home in the third quarter of 2012. Average monthly revenue is comprised of rental and ancillary income earned on occupied homes during the period and concession of $3 on revenues per occupied home during the period. Financial occupancy levels averaged 95.4% during the third quarter of 2012 down from 95.6% during the third quarter of 2011. The 17.3% increase in revenue from non same-store communities is primarily due to recently completed development communities and communities acquired in 2011.

Real estate expenses

A summary of the categories of real estate expenses for the quarters ended September 30, 2012 and 2011 follows (dollar amounts in thousands):

	Three months ended September 30, 2012		Three months ended September 30, 2011
	Expenses	% of Total Expenses	Expenses	% of Total Expenses	$ change from 2011 to 2012	% change from 2011 to 2012
Same-store	$28,941	91.3%	$28,271	91.9%	$670	2.4%
Non same-store	2,749	8.7%	2,500	8.1%	249	10.0%

Total revenues	$31,690	100%	$30,771	100%	$919	3.0%

Same-store expenses increased approximately $670,000, or 2.4% from the quarter ended September 30, 2011, which is due to increases in administrative costs, payroll and lease commissions and property taxes. The increase is due to general operating activity in our same-store communities. Non same-store increased $249,000 or 10.0% from the quarter ended September 30, 2011, which is primarily due to recently completed development communities and communities acquired in 2011.

Provision for depreciation

The provision for depreciation totaled $25,097,000 and $25,414,000 for the three months ended September 30, 2012 and 2011, respectively. The decrease of $317,000 or 1.3% is due to short lived assets that were held during the three months ended September 30, 2011 but were fully depreciated by the three months ended September 30, 2012.

Interest expense

Interest expense was $16,998,000 (net of $5,806,000 of interest capitalized to the cost of apartment communities under development and construction) for the three months ended September 30, 2012, a decrease of $1,376,000 or 7.5% from the same period in 2011. Interest expense was $18,374,000 for the three months ended September 30, 2011 (net of $3,915,000 of interest capitalized to the cost of apartment communities under development and construction). Interest expense decreased year over year due to increased development activity during 2012 resulting in higher amounts of capitalized interest as compared to the prior year and lower average debt levels outstanding.

General and administrative expenses

General and administrative expenses totaled $5,093,000 and $5,678,000 for the three months ended September 30, 2012 and 2011, respectively. The general and administrative expenses decreased $585,000, or 10.3%, primarily as a result of decreased compensation related expenses and legal fees.

Other income

Other income for the three months ended September 30, 2012 and 2011 totaled $740,000 and $677,000, respectively, and is comprised of the following:

	Three Months ended
	September 30,
	2012	2011
Management Fees	$438,000	$494,000
Interest Income	94,000	91,000
Other	208,000	92,000

Total	$740,000	$677,000

Other expenses

During the quarter ended September 30, 2012 a $15,000,000 non-cash impairment charge was recorded in other expenses in conjunction with the decision to sell land in Anaheim, CA that we previously intended to develop. The charge was a result of a change in our future plans from developing the land to where we now intend to sell the land in the near term. The net fair value of the land of approximately $23,000,000 has been transferred from Land under development to Other assets.

Other expenses for the three months ended September 30, 2011 totaled $149,000 and was comprised of costs related to the acquisitions of operating communities.

	Three Months ended
	September 30,
	2012	2011
Impairment Charge	$15,000,000	—
Acquisition fees	—	$149,000

Total	$15,000,000	$149,000

Income from unconsolidated entities and gain on sale of unconsolidated entities

Income from unconsolidated entities totaled $669,000 and $791,000 for the three months ended September 30, 2012 and September 30, 2011, respectively. The total represents our share of net income from the joint ventures we own. The decrease is due to the sales of joint ventures during 2011 and three months ended September 30, 2012.

On September 12, 2012, we sold the joint venture asset Calvera Point, a 276 home community located in Westminister, Colorado. We had a 15% equity ownership in the community and received gross proceeds of approximately $5,600,000 and recognized a net gain on sale of approximately $900,000.

On September 25, 2012, we sold the joint venture asset Pinnacle at the Creek, a 216 home community located in Centennial, Colorado. We had a 15% equity ownership in the community and received gross proceeds of approximately $4,800,000 and recognized a net gain on sale of approximately $1,800,000.

On September 26, 2012, we sold the joint venture asset Pinnacle at Galleria, a 236 home community, located in Roseville, California. We had a 35% equity ownership in the community and received gross proceeds of approximately $16,600,000 and recognized a net gain on sale of approximately $3,300,000.

On August 10, 2011, we sold the joint venture asset Landing at Bear Creek, a 224 joint venture community, located in Lakewood, Colorado. We had a 15% equity ownership in the communities and as a result received gross proceeds of $4,500,000 and recognized a net gain of $2,248,000.

On December 22, 2011, we sold the joint venture asset The Pinnacle at Hunters Glen, a 264 unit joint venture community located in Thornton, Colorado. We had a 15% equity ownership in the communities and as a result received gross proceeds of $4,800,000 and recognized a net gain on the sale of $2,022,000.

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

At September 30, 2012, we had no assets classified as held for sale.

In the fourth quarter of 2011, we sold two communities totaling 634 homes: Galleria at Towngate, with 268 homes located in Moreno Valley, California; and Windrush Village, with 366 homes located in Colton, California. The approximate gross proceeds from sale of the two communities were $65,175,000, resulting in a net gain of $14,489,000.

For the quarter ended September 30, 2011, the net income from the three communities sold was included in the discontinued operations line on the consolidated statement of income and totaled approximately $799,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the third quarter of 2012 represent the dividends on our outstanding 6.75% Series D Cumulative Redeemable Preferred Stock. All of our current outstanding shares of Series D Cumulative Redeemable preferred stock have a $25.00 per share liquidation preference. As of September 30, 2012, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock remain outstanding. For the three months ended September 30, 2012, we paid $911,000 in dividends on our 6.75% Series D Cumulative Redeemable Preferred Stock.

Dividends attributable to preferred stock for the third quarter of 2011 represent the dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. For the three months ended September 30, 2011, we paid $1,138,000 in aggregate on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock.

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

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the quarter ended September 30, 2012, was $12,890,000, or $0.17 per diluted share, as compared with $17,071,000, or $0.23 per diluted share, for the same period in 2011.

Results of Operations

Comparison of the Nine Months Ended September 30, 2012 and 2011

Rental and ancillary income

A summary of the components of revenues for the nine months ended September 30, 2012 and 2011 follows (dollar amounts in thousands):

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	$ change from 2011 to 2012	% change from 2011 to 2012
Rental income	283,632	96.1%	$264,267	96.3%	$19,365	7.3%
Ancillary income	11,460	3.9%	10,155	3.7%	$1,305	12.9%

Total revenues	$295,092	100.00%	$274,422	100.0%	$20,670	7.5%

The total increase in revenues for the nine months ended September 30, 2012, as compared with the nine months ended September 30, 2011, was generated from an increase in same-store and non same-store revenue as follows (dollar amounts in thousands):

	2012 Change	% Change from 2011 to 2012
Same-store communities	$13,961	5.4%
Non same-store communities	6,709	42.8%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$20,670	7.5%

The increase in same-store revenue was primarily due to a 5.5% increase in average monthly revenue earned per home in the same-store portfolio from $1,517 per home for the nine months ended September 30, 2011 to $1,600 per home for the nine months ended September 30, 2012. Average monthly revenue is comprised of rental and ancillary income earned on occupied homes during the period and concessions of $4 on revenues per occupied home during the period. Financial occupancy levels averaged 95.3% during the nine months ended September 30, 2012 and 2011, respectively. The 42.8% increase in revenue from non same-store communities is primarily due to recently completed development communities and communities acquired in 2011.

Real estate expenses

A summary of the categories of real estate expenses for the nine months ended September 30, 2012 and 2011 follows (dollar amounts in thousands):

	For the Nine months ended September 30, 2012		For the Nine months ended September 30, 2011
	Expenses	% of Total Expenses	Expenses	% of Total Expenses	$ change from 2011 to 2012	% change from 2011 to 2012
Same-store	$85,426	91.4%	$82,598	93.2%	$2,828	3.4%
Non same-store	7,989	8.6%	5,997	6.8%	1,992	33.2%

Total real estate expenses	$93,415	100.0%	$88,595	100.0%	$4,820	5.4%

Same-store expenses increased approximately $2,828,000, or 3.4% from the nine months ended September 30, 2011, which is due to increases in administrative costs, payroll and lease commissions, and property taxes. Non same-store expenses increased approximately $1,992,000, or 33.2% from the nine months ended September 30, 2011, which is primarily due to recently completed development communities and communities acquired in 2011.

Provision for depreciation

The provision for depreciation totaled $74,922,000 and $76,724,000 for the nine months ended September 30, 2012 and 2011, respectively. The decrease of $1,802,000 or 2.3% is due to short lived assets that were held during the nine months ended September 30, 2011 but were fully depreciated by the nine months ended September 30, 2012.

Interest expense

Interest expense was $50,488,000 (net of $16,023,000 of interest capitalized to the cost of apartment communities under development and construction) for the nine months ended September 30, 2012, a decrease of $6,373,000 from the same period in 2011. Interest expense was $56,861,000 for the nine months ended September 30, 2011 (net of $10,202,000 of interest capitalized to the cost of apartment communities under development and construction). Interest expense decreased year over year due to increased development activity during 2012 resulting in higher amounts of capitalized interest as compared to the prior year and lower average debt levels outstanding.

General and administrative expenses

General and administrative expenses totaled $17,151,000 and $16,071,000 for the nine months ended September 30, 2012 and 2011, respectively. The general and administrative expenses increased $1,080,000, or 6.7%, primarily as a result of increased compensation related costs.

Other income

Other income for the nine months ended September 30, 2012 and 2011 totaled $1,966,000 and $1,878,000, respectively, and is comprised of the following:

	Nine Months ended
	September 30,
	2012	2011
Management fees	$1,289,000	$1,397,000
Interest income	274,000	278,000
Other	403,000	203,000

Total	$1,966,000	$1,878,000

Other expenses

During the nine months ended September 30, 2012 a $15,000,000 non-cash impairment charge was recorded in other expenses in conjunction with the decision to sell land in Anaheim, CA that we previously intended to develop. The charge was a result of a change in our future plans from developing the land to where we now intend to sell the land in the near term. The net fair value of the land of approximately $23,000,000 has been transferred from Land under development to Other assets.

Other expenses for the nine months ended September 30, 2011 totaled $402,000 and was comprised of costs related to the acquisitions of operating communities.

	Nine Months ended
	September 30,
	2012	2011
Impairment charge	$15,000,000	—
Acquisition fees	—	$402,000

Total	$15,000,000	$402,000

Income from unconsolidated entities and gain on sale of unconsolidated entites

Income from unconsolidated entities totaled $2,125,000 and $2,162,000 for the nine months ended September 30, 2012 and September 30, 2011, respectively. The total represents our share of net income from the joint ventures we own. The decrease is due to the sales of joint ventures during 2011 and nine months ended September 30, 2012.

On September 12, 2012, we sold the joint venture asset Calvera Point, a 276 home community located in Westminister, Colorado. We had a 15% equity ownership in the community and received gross proceeds of approximately $5,600,000 and recognized a net gain on sale of approximately $900,000.

On September 25, 2012, we sold the joint venture asset Pinnacle at the Creek, a 216 home community located in Centennial, Colorado. We had a 15% equity ownership in the community and received gross proceeds of approximately $4,800,000 and recognized a net gain on sale of approximately $1,800,000.

On September 26, 2012, we sold the joint venture asset Pinnacle at Galleria, a 236 home community, located in Roseville, California. We had a 35% equity ownership in the community and received gross proceeds of approximately $16,600,000 and recognized a net gain on sale of approximately $3,300,0000.

On August 10, 2011, we sold the joint venture asset Landing at Bear Creek, a 224 joint venture community, located in Lakewood, Colorado. We had a 15% equity ownership in the communities and as a result received gross proceeds of $4,500,000 and recognized a net gain of $2,248,000.

On December 22, 2011, we sold the joint venture asset The Pinnacle at Hunters Glen, a 264 unit joint venture community located in Thornton, Colorado. We had a 15% equity ownership in the communities and as a result received gross proceeds of $4,800,000 and recognized a net gain on the sale of $2,022,000.

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

At September 30, 2012, we had no assets classified as held for sale.

For the nine months ended September 30, 2012, we sold one community, Countryside Village, with 96 homes located in San Diego, CA. The approximate gross proceed from the sale was $12,600,000, resulting in a net gain of $8,279,000.

In the fourth quarter of 2011, we sold two communities totaling 634 homes: Galleria at Towngate, with 268 homes located in Moreno Valley, California and Windrush Village, with 366 homes located in Colton, California. The approximate gross proceeds from sale of the two communities were $65,175,000, resulting in a net gain of $14,489,000.

For the nine months ended September 30, 2012, the net gain on sale and result of the one community sold was included in the discontinued operations line on the consolidated statement of income and totaled approximately $8,510,000. For the nine months ended September 30, 2011, the net income from the three communities sold were included in the discontinued operations line on the consolidated statement of income and totaled approximately $2,347,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the nine months ended September 30, 2012 represent the dividends on our outstanding 6.75% Series D Cumulative Redeemable Preferred Stock. All of our current outstanding shares of 6.75% Series D Cumulative Redeemable preferred stock have a $25.00 per share liquidation preference. As of September 30, 2012, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock remain outstanding. For the nine months ended September 30, 2012, we paid $2,733,000 in dividends on our 6.75% Series D Cumulative Redeemable Preferred Stock.

Dividends attributable to preferred stock during the nine months ended September 30, 2011 represent the dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. For the nine months ended September 30, 2011, we paid $6,744,000 in aggregate on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock.

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

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the nine months ended September 30, 2012, was $59,694,000, or $0.78 per diluted share, as compared with $32,886,000, or $0.47 per diluted share, for the same period in 2011.

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

Our dividend per share amounts for the quarters ending September 30, 2012 and 2011 were $0.385 and $0.375, respectively. The quarterly common dividend payment of $0.385 is equivalent to $1.54 per common share on an annualized basis.

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our unsecured line of credit, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our unsecured line of credit, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. However, permanent financing may not be available on favorable terms, or at all. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. For the nine months ended September 30, 2012, cash flows generated from operating activities were in excess of distributions to common shareholders, preferred shareholders and noncontrolling interest members by approximately $56,000,000. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured line of credit provides adequate liquidity to address temporary cash shortfalls. We expect that annual cash flows from operations will exceed annual distributions to equity holders for the year ended December 31, 2012, which is consistent with prior years. Annual cash flows from operating activities exceeded annual distributions to common shareholders, preferred shareholders and noncontrolling interest members by approximately $54,000,000 and $34,000,000 for the years ended December 31, 2011 and 2010, respectively.

During the nine months ended September 30, 2012 and September 30, 2011 we invested $181,503,000 and $116,057,000, respectively, in capital expenditures:

	Nine months ended September 30,		Expected 2012 Annual Range
(amounts in thousands)	2012	2011	Low	High
New development (including land)	$145,236	$91,916	$190,000	$210,000
Rehab expenditures	21,856	8,888	30,000	40,000
Capital expenditures	14,411	15,253	21,000	23,000

Total capital expenditures	$181,503	$116,057	$241,000	$273,000

We had a total of $990,018,000 carrying amount in unsecured senior notes at September 30, 2012, consisting of the following (dollar amounts in thousands):

Maturity	Unsecured Senior Note Balance	Interest Rate (Coupon)
February 2013	$40,018	7.125%
March 2014	50,000	4.700%
March 2017	300,000	5.500%
March 2021	300,000	5.200%
March 2023	300,000	3.375%

Total / Weighted Average Interest Rate(1)	$990,018	4.910%

(1)	Represents the weighted average effective interest rate.

On August 13, 2012 we completed an offering of $300,000,000 of 10.5-year senior unsecured notes. The notes will mature on January 15, 2023 and bear interest at a fixed coupon rate of 3.375%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $295,300,000 and were used for general corporate purposes.

During the nine months ended September 30, 2012, we exercised our right to redeem for cash all of the $35,000,000 outstanding convertible senior unsecured notes, at a redemption price equal to 100% of the principal amount of the notes outstanding, plus accrued and unpaid interest up to, but excluding, February 21, 2012.

On February 1, 2012, we prepaid a mortgage on a single community for $65,866,000 prior to its scheduled maturity, with no prepayment penalty.

In addition, at September 30, 2012, we had mortgage indebtedness with a total principal amount outstanding of $742,233,000, at an effective interest rate of 5.61%, and remaining terms ranging from one to nine years. For the periods ending September 30, 2012, and December 31, 2011, respectively, unencumbered real estate net operating income represented, 73.0% and 68.6% of our total real estate net income.

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

On January 5, 2012, we entered into a new $750,000,000 unsecured line of credit (the “Credit Agreement”). The Credit Agreement has an initial term of 39 months, terminates on April 3, 2015 and replaces our previous $750,000,000 unsecured line of credit. Based on our current debt ratings, the line of credit accrues interest at LIBOR plus 120 basis points. In addition, we pay a 0.20% annual facility fee on the capacity of the line of credit. Borrowings under our unsecured line of credit totaled $0 at September 30, 2012.

As of September 30, 2012, we had total outstanding debt balances of approximately $1,732,000,000 and total outstanding consolidated shareholders’ equity and redeemable noncontrolling interests of approximately $1,646,000,000, representing a debt to total book capitalization ratio of 52%.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, total debt to capital, and cash on hand among others. We were in compliance with all such financial covenants during the nine months ended September 30, 2012 and 2011.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2012, such as scheduled debt repayments, construction funding and potential community acquisitions. As of September 30, 2012 scheduled debt principal payments through December 31, 2012 totaled approximately $261,000.

On February 24, 2010, we entered into Equity Distribution Agreements (EDAs) with each of Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC, and Wells Fargo Securities, LLC (collectively, the “sales agents”) under which we may issue and sell from time to time through or to its sales agents shares of its common stock having an aggregate offering price of up to $250,000,000. During the nine months ended September 30, 2012, 815,045 shares were issued under the EDAs, with an average share price of $49.09 for total gross proceeds of approximately $40,000,000 and total commission paid to the sales agents of approximately $800,000. During the nine months ended September 30, 2011, 545,348 shares were issued under the EDAs, with an average share price of $45.84 for total gross proceeds of approximately $25,000,000 and total commission paid to the sales agents of approximately $500,000. During the year-ended 2011, 1,291,537 shares were issued under the EDAs, with an average share price of $47.55 for total gross proceeds of approximately $61,414,000 and total commission paid to the sales agents of approximately $1,228,280. As of September 30, 2012, the remaining capacity under the EDAs totals $123,600,000. We intend to use any net proceeds from the sale of its shares under the EDAs for general corporate purposes, which may include reducing borrowings under our unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities and financing for acquisitions.

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

On August 15, 2011, we repurchased 840,285 shares of our 6.75% Series D Cumulative Redeemable Preferred Stock at a price of $24.33 per share on the open market, a $0.67 discount to par resulting in a non cash return from preferred shareholders of $563,000. In addition, the initial issuance costs associated with these shares totaling $718,000 were charged to retained earnings during the third quarter of 2011. The net effect of the activity was a $155,000 charge to retained earnings for the three months ending September 30, 2011. As of September 30, 2012, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock were outstanding.

On June13, 2011, we redeemed all 4,000,000 shares of our 6.75% Series C Cumulative Redeemable Preferred Stock at a redemption price of $25.34688 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends to the redemption date. The initial issuance costs totaling approximately $3,616,000 associated with this series of perpetual preferred stock were charged to retained earnings during the second quarter of 2011.

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

Construction in progress and land under development

The following table provides data on our multifamily communities that are currently under various stages of development and construction. Completion of the development communities is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot provide assurance that these communities will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed homes shown in the table below. In addition to the communities below, we have predevelopment costs on land under contract for potential projects totaling approximately $15,200,000 in Other Assets on the Consolidated Balance Sheet.

During the nine months ended September 30, 2012 a $15,000,000 non-cash impairment charge was recorded in other expenses in conjunction with the decision to sell land in Anaheim, CA that we previously intended to develop. The carrying value of the land was adjusted to reflect the fair value of $23,000,000, net of impairment. The land was transferred from Land under development to Other assets during the quarter ended September 30, 2012.

(Dollar amounts in millions) Community Name	Location	Proposed Number of Homes	Costs Incurred to Date – September 30, 2012 (1)	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date (2)
Construction in Progress
Lawrence Station(3)	Sunnyvale, CA	336	$98.1	$110.0	$11.9	4Q/2012
Aviara (4)	Mercer Island, WA	166	24.9	44.5	19.6	2Q/2013
Solstice	Sunnyvale, CA	280	63.1	121.9	58.8	1Q/2014
Wilshire La Brea	Los Angeles, CA	478	163.9	277.3	113.4	4Q/2014

Total Construction in Progress			$1,260	$350.0	$553.7	$203.7

Community Name	Location	Proposed Number of Homes	Costs Incurred to Date – September 30, 2012	Estimated Total Cost (5)
Land Owned (6)
Mission Bay (7)	San Francisco, CA	360	$58.7	TBR
Redwood City(8)	Redwood City, CA	264	17.2	TBR
Pleasanton	Pleasanton, CA	254	20.2	TBR
Pleasanton II	Pleasanton, CA	255	13.6	TBR

Total Land Owned		1,133	$109.7

(1)

Reflects all recorded costs as of September 30, 2012, recorded on our balance sheet as direct investments in real estate-construction in progress. The balance also includes recorded costs related to homes delivered and recorded on our balance sheet as Direct investment in real estate – Investment in rental communities.

(2)	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy.
(3)

Reflects all recorded costs incurred as of September 30, 2012, recorded on our Consolidated Balance Sheet as Direct investments in real estate- Construction in progress. Included in this amount is $50.5 million of costs for the completed units as of September 30, 2012 which, is reflected in our Consolidated Balance Sheet as Direct investments in real estate – Investment in rental communities.

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
(6)

Land owned represents projects in various stages of pre-construction development. As these contracts are finalized, projects are transferred to construction in progress on our Consolidated Balance Sheet.

(7)	Represents two parcels of land in the Mission Bay district, acquired in the second quarter 2011 that are entitled for residential use and can be developed in phases.
(8)	During the third quarter of 2012, we closed on a parcel of land located in Redwood City, CA, and the land was transferred to Land under development.

Dividends Paid to Common and Preferred Shareholders and Distributions to Noncontrolling Interest Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our dividend per share amounts for the quarter ended September 30, 2012 and 2011 were $0.385 and $0.375 per share, respectively. Our dividend per share amounts for the nine months ended September 30, 2012 and 2011 were $1.155 and $1.125, respectively. Total dividends paid to common shareholders for the nine months ended September 30, 2012 and 2011 were $88,969,000 and $81,042,000, respectively.

For the nine months ended September 30, 2012, we paid $2,733,000 in dividends on our 6.75% Series D Cumulative Redeemable Preferred Stock.

For the nine months ended September 30, 2011, we paid $6,744,000 in aggregate on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock.

During the first quarter of 2012, all outstanding operating company units recorded in redeemable noncontrolling interests were converted to shares of common stock. As of September 30, 2012, no operating company units remain outstanding. Total distributions to redeemable noncontrolling interests were $0 and $689,000 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, $8,107,000 of other noncontrolling interests remained outstanding. The remaining other non-controlling interests are not convertible to common stock. Total distributions to other noncontrolling interests of our consolidated subsidiaries were $315,000 for the nine months ended September  30, 2012 and 2011, respectively.

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

As of September 30, 2012, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

The Company is involved in various legal actions arising in the ordinary course of business for which losses are expected to be covered under the Company’s insurance policies. As of September 30, 2012, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

ITEM 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3.	Defaults Upon Senior Securities.

None

ITEM 4.	(Removed and Reserved).

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits.

4.1	Form of 3.375% Senior Note due 2023 (previously filed on August 7, 2012 as Exhibit 4.6 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the BRE Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.
(Registrant)

Date: November 7, 2012	/S/ JOHN A. SCHISSEL
John A. Schissel
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits.

4.1	Form of 3.375% Senior Note due 2023 (previously filed on August 7, 2012 as Exhibit 4.6 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the BRE Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended September 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) notes to the Consolidated Financial Statements