Form 10-K
period 2012-12-31
BRE PROPERTIES INC /MD/
filed 2013-02-15
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-14306

BRE PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	94-1722214
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

525 Market Street, 4th Floor San Francisco, California	94105-2712
(Address of Principal Executive Offices)	(Zip Code)

(415) 445-6530

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value 6.75% Series D Preferred Stock	New York Stock Exchange New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes    ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

At June 30, 2012, the aggregate market value of the registrant’s shares of Common Stock, par value $.01 per share, held by non-affiliates of the registrant was approximately $3,841,000,000. At January 31, 2013, 76,940,017 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders of BRE Properties, Inc. to be filed within 120 days of December 31, 2012 are incorporated by reference in Part III of this report.

FORWARD-LOOKING STATEMENTS

In addition to historical information, we have made forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements pertain to, among other things, our capital resources, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties. You should not rely on these statements as predictions of future events because we cannot assure you that the events or circumstances reflected in the statements can be achieved or will occur. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect or imprecise or incapable of being realized. The following factors, among others, could affect actual results and future events: defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying communities to acquire and in effecting acquisitions, failure to successfully integrate acquired communities and operations, inability to dispose of assets that no longer meet our investment criteria under acceptable terms and conditions, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends on general economic trends, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors, including those risk factors discussed in the section entitled “Risk Factors” in this report as they may be updated from time to time by our subsequent filings with the Securities and Exchange Commission. Do not rely solely on forward-looking statements, which only reflect management’s analysis. We assume no obligation to update forward-looking statements.

BRE PROPERTIES, INC.

PART I

Item 1.	BUSINESS

References in this Annual Report on Form 10-K to “BRE,” “Company,” “we” or “us” refer to BRE Properties, Inc., a Maryland corporation.

Corporate Profile

We are a self-administered equity real estate investment trust, or REIT, focused on the development, acquisition and management of multifamily apartment communities primarily located in the major metropolitan markets of Southern and Northern California and Seattle, Washington. At December 31, 2012, our multifamily portfolio had real estate assets with a net book value of approximately $3.4 billion, which included: 74 wholly or majority owned stabilized multifamily communities, aggregating 21,160 homes primarily located in California and Washington; eight stabilized multifamily communities owned through joint ventures comprised of 2,864 apartment homes; and seven development communities in various stages of planning and construction. We have been a publicly traded company since our founding in 1970 and have paid 169 consecutive quarterly dividends to our shareholders since inception.

Our business touches one of the most personal aspects of our customers’ lives—the place they call home. We believe this creates an opportunity to set ourselves apart by seeing things from our residents’ point of view and putting them first in all we do. The power of this viewpoint is that what is good for our residents is good for our Company. As we build relationships with the people and communities we serve, we set ourselves apart in the marketplace and create long-term, income-producing investments for our shareholders. Our principal operating objective is to maximize the economic returns of our apartment communities so as to provide our shareholders with the greatest possible total return and value. To achieve this objective, we pursue the following primary strategies and goals:

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

We believe we can best achieve our objectives by developing, acquiring and internally managing high-quality apartment communities in high-demand, supply-constrained locations in the most attractive places to live in the Western United States, specifically coastal California and the Seattle metropolitan area. Our communities are generally near the business, transportation, employment and recreation centers essential to customers who value the convenience, service and flexibility of rental living. Recognizing that customers have many housing choices, we focus on developing and acquiring apartment homes with customer-defined amenities and providing professional management services delivered by well-trained associates. We have concentrated our investment and business focus in California and the Seattle, Washington region, because of certain market characteristics that we find attractive, including the propensity to rent, job growth and the scarcity of undeveloped land. From time to time, we dispose of assets that do not meet our long-term investment criteria, recycling the capital derived from property sales into apartment communities in supply-constrained locations that offer higher long-term return opportunities.

Events During 2012

During 2012, we sold three communities located in the San Diego market: Countryside Village, with 96 homes; Terra Nova Villas, with 233 homes; and Canyon Villa, with 183 homes. The approximate net proceeds from the three sales were $88,236,000 resulting in a net gain of $62,136,000. The three communities sold reduced our concentration in this market to 18% of total net operating income at year-end 2012 from 21% at year-end 2011. Additionally, during 2012, three joint venture assets were sold: Calavera Point, a 276 home community located in Westminister, Colorado; Pinnacle at the Creek, a 216 home community located in Centennial, Colorado; and Pinnacle at Galleria, a 236 home community, located in Roseville, California. We had a 15% equity ownership in the sold communities in Colorado and a 35% equity ownership in the community sold in California. The sale of the three joint venture communities resulted in net proceeds of approximately $26,919,000 and a net gain on sale of approximately $6,025,000.

During 2012, we completed construction of one development community, Lawrence Station, with 336 homes in Sunnyvale, California. The aggregate investment in the community totaled $104,400,000 as of December 31, 2012.

During 2012, we acquired a parcel of land for future development in Redwood City, California for a purchase price of $11,400,000. We also acquired a parcel of land for future development in Pleasanton, California for a purchase price of $11,100,000.

During 2012, we recorded a $15,000,000 non cash impairment charge on land held for development, as a result of our decision to sell the site and no longer proceed with development. As a result, we concluded that indicators of impairment existed and a reduction in the carrying value to estimated fair value was warranted for the site. This charge was the result of an analysis of the site’s estimated fair value (based on market assumptions and comparable sales data) compared to its current capitalized carrying value.

As of December 31, 2012, we had seven sites under development or construction. The aggregate investment in the sites is expected to total $932,100,000. We have an estimated cost of $239,200,000 to complete the existing construction in process which consists of four development communities totaling 1,188 homes. The communities are expected to be delivered during 2013 and 2014. We also intend to seek a joint venture partner for our Pleasanton, California development sites, two of three land sites that we own but which we had not yet commenced construction at year end 2012. If successful, the formation of a joint venture partnership for the Pleasanton sites will reduce our capital obligation for these developments.

On January 5, 2012, we entered into a $750,000,000 revolving credit facility (the “Credit Agreement”). The Credit Agreement has an initial term of 39 months, terminates on April 3, 2015 and replaces our previous $750,000,000 revolving credit facility. Based on our current debt ratings, revolving credit facility accrues interest at LIBOR plus 120 basis points. In addition, we pay a 0.20% annual facility fee on the total commitment of the facility.

On February 1, 2012, we prepaid the single property mortgage on Alessio for $65,866,000 prior to its scheduled maturity with no prepayment penalty.

During 2012, we exercised our right to redeem for cash all of the $35,000,000 outstanding convertible notes, at a redemption price equal to 100% of the principal amount of the notes outstanding, plus accrued and unpaid interest up to, but excluding, February 21,2012 (the “Redemption Date”).

During 2012, 160,882 Operating Company units were converted for 160,882 shares of BRE common stock. There are no remaining Operating Company units outstanding.

On August 13, 2012 we completed an offering of $300,000,000 10.5 year senior unsecured notes. The notes will mature on January 15, 2023 and bear interest at a fixed coupon rate of 3.375%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $295,400,000 and were used for general corporate purposes.

During 2012, 815,045 shares were issued under the EDAs, with an average share price of $49.09 for total gross proceeds of approximately $40,000,000 and total commissions paid to the sales agents of approximately $800,000. As of December 31, 2012, the remaining capacity under the EDAs totals $123,600,000. We intend to use any net proceeds from the sale of shares under the EDAs for general corporate purposes, which may include reducing borrowings under the our revolving credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities and financing for acquisitions.

On December 21, 2012, a redeemable noncontrolling interest partner exercised its redemption rights to its membership interest in the Meridian Apartments LLC. The Meridian Apartments LLC solely owns the community Pinnacle City Center. The redemption resulted in a decrease in redeemable noncontrolling interests of $3,356,000 and a corresponding reduction in notes receivable of $2,424,000.

Events During 2011

During 2011, we acquired three communities totaling 652 units: Lafayette Highlands, with 150 units, located in Lafayette, California; The Landing at Jack London Square, with 282 units, located in Oakland, California; and The Vistas of West Hills, with 220 units, located in Valencia, California. The aggregate investment in these three communities was $170,127,000. In addition to these communities, we acquired two parcels of land for future development in San Francisco, California’s Mission Bay district for a purchase price of $41,400,000; and we purchased a 4.4 acre site contiguous to our existing Park Viridian operating community and its existing second phase land site in Anaheim, California for a purchase price of $5,100,000.

During 2011, we sold two communities totaling 634 units: Galleria at Towngate, with 268 units located in Moreno Valley, California; and Windrush Village, a 366 unit property located in Colton, California. The approximate net proceeds from the sales of the two communities were $63,486,000, resulting in a net gain of approximately $14,489,000. Additionally, during 2011, two joint venture assets were sold; The Landing at Bear Creek, a 224 unit joint venture community, located in Lakewood, Colorado; and The Pinnacle at Hunters Glen, a 264 unit joint venture community located in Thornton, Colorado. We had a 15% equity ownership in the communities and as a result received net proceeds of $9,349,000 and recognized a net gain on the sale of $4,270,000.

On August 15, 2011, we repurchased 840,285 shares of our 6.75% Series D Cumulative Redeemable Preferred Stock at a price of $24.33 per share on the open market, a $0.67 discount to par resulting in a non cash gain from preferred shareholders of $563,000. In addition, the initial issuance costs associated with these shares totaling $718,000 were charged to retained earnings during the third quarter of 2011. The net effect of the activity was a $155,000 charge to retained earnings for the three months ending September 30, 2011. As of December 31, 2011, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock remained outstanding.

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

On May 11, 2011, we completed an equity offering of 9,200,000 shares of common stock, including shares issued to cover over-allotments, at $48.00 (prior to a $1.92 per share underwriters discount) per share. Total gross proceeds from this offering were approximately $441,508,000. We used the net proceeds from the offering for general corporate purposes which included redeeming our 6.75% Series C Cumulative Redeemable Preferred Stock and a portion of our 6.75% Series D Cumulative Redeemable Preferred Stock, and to repay borrowings under our revolving credit facility.

During 2011, 1,291,537 shares were issued under the EDAs, with an average gross share price of $47.55 for total gross proceeds of approximately $61,414,000. As of December 31, 2011, the remaining capacity under the equity distribution agreements totaled $163,600,000. Proceeds were used for general corporate purposes, which included reducing borrowings under our revolving credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding securities and funding for development activities.

During January 2011, we paid off the remaining aggregate principal amount of $48,545,000 of our 7.450% senior notes as they matured.

Events During 2010

During 2010, we acquired four communities totaling 1,037 homes: Allure at Scripps Ranch, with 194 homes, located in San Diego, California; Museum Park, with 117 homes, located in San Jose, California; Fountains at River Oaks, with 226 homes, located in San Jose, California; and Aqua at Marina Del Rey, with 500 homes, located in Marina Del Rey, California. The aggregate investment in these four communities was $292,100,000. In connection with the acquisition of Fountains at River Oaks, we assumed an existing $32,500,000 secured mortgage loan, with a fixed interest rate of 5.74% that is scheduled to mature in 2019. In addition to the communities, we purchased one land parcel for future development of 280 homes, in Sunnyvale, California, for $19,000,000.

During 2010, we completed construction of two development communities: Belcarra, with 296 homes in Bellevue, Washington, and Villa Granada, with 270 homes in Santa Clara, California. The aggregate investment in the two communities totaled $178,025,000.

During 2010, we sold four communities totaling 1,530 homes: Montebello, with 248 homes located in Seattle, Washington; Boulder Creek, a 264 unit property located in Riverside, California; Pinnacle Riverwalk, a 714 unit property located in Riverside, California; and Parkside Village, a 304 unit property located in Riverside, California. The approximate net proceeds from sales of the four communities were $163,705,000, resulting in a net gain of approximately $40,111,000. Three of the four communities sold were located in the Inland Empire.

Effective February 24, 2010, we terminated the equity distribution agreement we entered into on May 14, 2009 under which we could issue and sell from time to time through or to our sales agent shares of our common stock having an aggregate offering price of up to $125,000,000. On February 24, 2010, we entered into Equity Distribution Agreements (EDAs) with each of Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC, and Wells Fargo Securities, LLC (collectively, the “sales agents”) under which we may issue and sell from time to time through or to the sales agents shares of our common stock having an aggregate offering price of up to $250,000,000.

During 2010, 581,055 shares were issued under the EDAs for gross proceeds of approximately $25,000,000 with an average gross share price of $43.02. Proceeds were used for general corporate purposes, which included reducing borrowings under our revolving credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding securities and funding for development activities.

On April 7, 2010, we completed an equity offering of 8,050,000 common shares, including shares issued to cover over-allotments, at $34.25 per share. Total gross proceeds from this offering were approximately $275,712,500. We used the net proceeds from the offering for general corporate purposes, which included reducing borrowings under our revolving credit facility.

On April 30, 2010 we refinanced a single property mortgage loan totaling $59,500,000 at a fixed rate of 5.20%. The mortgage has a 10 year interest only term. The original mortgage note had a principal amount outstanding of $31,100,000 and was scheduled to mature on October 1, 2010, at a fixed rate of 7.38%.

On September 22, 2010, we closed an offering of $300,000,000 of 10.5 year senior unsecured notes with a coupon rate of 5.20%. The notes will mature on March 15, 2021. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $297,477,000. We used the net proceeds of the 2021 Notes Offering to repay borrowings under our $750,000,000 revolving credit facility and used a portion of the proceeds to fund a portion of the purchase price and accrued and unpaid interest on any 4.125% convertible senior notes due 2026 validly tendered and accepted for payment pursuant to the Offer to Purchase dated September 15, 2010.

As a result of the resignation of our former Chief Operating Officer, we recognized a one-time expense during the second quarter of 2010 totaling approximately $1,300,000.

During June 2010, we repurchased $15,000,000 of our 4.125% convertible senior unsecured notes at par. We recognized a net loss on early debt extinguishment of $558,000 in connection with the repurchase. On October 13, 2010, we closed a fixed price cash tender offer for any and all of our 4.125% convertible senior unsecured notes due in 2026. As a result, $321,334,000 in aggregate principal of our 4.125% convertible senior unsecured notes due in 2026 were validly tendered, and we accepted, purchased and subsequently cancelled the notes for an aggregate purchase price of 104% of par, or approximately $334,187,360. We recognized a net loss of $22,949,000 in connection with the tender offer. After the tender offers an aggregate principal amount of $35,000,000 of the notes remained outstanding at December 31, 2010.

Competition

All of our communities are located in urban and suburban areas that include other multifamily communities. There are many other multifamily communities and real estate companies within these areas that compete with us for residents and development and acquisition opportunities. Such competition could have a material effect on our ability to lease apartment homes and on the rents charged at our communities or at any newly developed or acquired communities. We may be competing with others that have greater resources than us. In addition, other forms of residential communities, including single-family housing, provide housing alternatives to potential residents of upscale apartment communities.

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

Our long-range investment policy emphasizes the development, construction and acquisition of multifamily communities located in major metropolitan markets of Southern and Northern California and Seattle, Washington. As circumstances warrant, certain communities may be sold and the proceeds reinvested into multifamily communities that our management believes better align with our growth objectives. Among other items, this policy is intended to enable our management to monitor developments in local real estate markets and to take an active role in managing our communities and improving their performance. The policy is subject to ongoing review by our Board of Directors and may be modified in the future to take into account changes in business or economic conditions, as circumstances warrant.

Employees

As of December 31, 2012, we had 670 employees. No employee is covered by collective bargaining agreements.

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

Investment Portfolio

See Part I, Item 2 (“Communities”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report for a description of our individual investments and certain developments during the year with respect to these investments. See Part IV, Item 15(a) 2, Schedule III (financial statement schedule), for additional information about our portfolio, including locations, costs and encumbrances.

Additionally, see Part II, Item 8 and Part IV, Item 15 of this report for our consolidated financial statements.

Executive Officers

The following persons were executive officers of BRE as of February 15, 2013:

Name	Age at February 15, 2013	Position(s)
Constance B. Moore	57	President, Chief Executive Officer and Director
Stephen C. Dominiak	49	Executive Vice President, Chief Investment Officer
Kerry Fanwick	57	Executive Vice President, General Counsel
Deborah J. Jones	62	Executive Vice President, Associate Relations and Development
Scott A. Reinert	54	Executive Vice President, Operations
John A. Schissel	46	Executive Vice President, Chief Financial Officer

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

Mr. Fanwick has served as Executive Vice President, General Counsel since July 2008. Prior to serving as the Company’s Executive Vice President, General Counsel, he served as Senior Vice President, General Counsel from February 2007 through July 2008. Mr. Fanwick was a co-founding partner of Miller & Fanwick, LLP, a law firm specializing in business and financial strategies, where he served as partner from May 1998 to December 2006. Previously, he served as general counsel for First Nationwide Bank from 1990 to 1998; an attorney at the law firm of Wilson, Sonsini, Goodrich & Rosati from 1981 to 1985; and in-house counsel and a member of senior management for various financial services and real estate companies. Mr. Fanwick received his Juris Doctor degree from Stanford Law School.

Ms. Jones has served as Executive Vice President, Associate Relations and Development since October, 2010. Ms. Jones joined BRE in 2005 as Vice President, associate relations and development, and was promoted to Senior Vice President in 2007. She began her career in the apartment industry in 1984 as director, human resources for Trammell Crow Residential-West (TCR-W), which was acquired by BRE in 1997, and continued in that role as Vice President for BRE after the acquisition. From 2000 to 2005, she served as Vice President, human resources for The Irvine Company Apartment Communities. Ms. Jones is a professionally certified executive coach and holds a Bachelor’s degree in Business Administration from Hertford College in Hertford, England.

Mr. Reinert has served as Executive Vice President, Operations since January 24, 2011. Prior to joining BRE, he was employed by the Irvine Company in Newport Beach, California from 1994 to 2009. Most recently, he served as Senior Vice President, property management, for the Irvine Company Apartment Communities. His first position was Vice President, asset management, Irvine Apartment Communities, then a public REIT. In 1998, he was promoted to President, Irvine Apartment Management Company. After leaving the Irvine Company, Mr. Reinert founded Axiom Multifamily Realty Advisors, Inc., to invest in and manage communities in the Southwest. He began his career in property management at GFS Northstar (now Pinnacle) in Atlanta, where he rose to Chief Operating Officer, East, in four years. Mr. Reinert holds a Bachelor’s degree in Real Estate and Risk Management from Florida State University.

Mr. Schissel has served as Executive Vice President, Chief Financial Officer since October, 2009. Prior to joining BRE, he served as Executive Vice President, Chief Financial Officer and Board Member of Carr Properties (and predecessor affiliate), a Washington D.C. based commercial office REIT, from 2004 to 2009. Prior to joining Carr Properties, Mr. Schissel worked at Wachovia Securities (and predecessor institutions), from 1991 to 2004, serving as Senior Vice President, and later as Director in the firm’s Real Estate Corporate Finance Group. Mr. Schissel holds a Bachelor’s degree in Business Administration in Finance from Georgetown University.

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

Real property investments are subject to varying degrees of risk. The yields available from investments in real estate depend upon the amount of revenues generated and expenses incurred. If communities do not generate revenues sufficient to meet operating expenses, including debt service and capital expenditures, our results from operations and our ability to make distributions to our shareholders and pay amounts due on our debt will be adversely affected. The performance of the economy in each of the areas in which the communities are located affects occupancy, market rental rates and expenses. These factors consequently can have an impact on revenues from the communities and their underlying values. The financial results and labor decisions of major local employers may also have an impact on the revenues from and value of certain communities.

Other factors may further adversely affect revenues from and values of our communities. These factors include the general economic climate, local conditions in the areas in which communities are located such as an oversupply of apartment homes or a reduction in the demand for apartment homes, the attractiveness of the communities to residents, competition from other multifamily communities and our ability to provide adequate facilities maintenance, services and amenities. Our revenues would also be adversely affected if residents were unable to pay rent or we were unable to rent apartments on favorable terms. If we were unable to promptly relet or renew the leases for a significant number of apartment homes, or if the rental rates upon renewal or reletting were significantly lower than expected rates, then our funds from operations and our ability to make expected distributions to our shareholders and pay amounts due on our debt could be adversely affected. There is also a risk that, as leases on the communities expire, residents will vacate or enter into new leases on terms that are less favorable to us. Operating costs, including real estate taxes, insurance and maintenance costs, and mortgage payments, if any, do not, in general, decline when circumstances cause a reduction in income from a property. We could sustain a loss as a result of foreclosure on the property, if a property is mortgaged to secure payment of indebtedness and we were unable to meet our mortgage payments. In addition, applicable laws, including tax laws, interest rate levels and the availability of financing also affect revenues from communities and real estate values.

If we are unable to implement our growth strategy, or if we fail to identify, acquire or integrate new acquisitions, our results may suffer.

Our future growth will be dependent upon a number of factors, including our ability to identify acceptable communities for development and acquisition, complete acquisitions and developments on favorable terms, successfully integrate acquired and newly developed communities, and obtain financing to support expansion. We cannot assure you that we will be successful in implementing our growth strategy, that growth will continue at historical levels or at all, or that any expansion will improve operating results. The failure to identify, acquire and integrate new communities effectively could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Development and construction projects may not be completed or completed successfully.

As a general matter, property development and construction projects typically have a higher, and sometimes substantially higher, level of risk than the acquisition of existing communities. We intend to actively pursue development and construction of multifamily apartment communities. We cannot assure you that we will complete development of the communities currently under development or any other development project that we may undertake. Risks associated with our development and construction activities may include the following:

•	development opportunities may be abandoned;

•	construction costs of multifamily apartment communities may exceed original estimates, possibly making the communities uneconomical;

•	occupancy rates and rents at newly completed communities may not be sufficient to make the communities profitable;

•	financing for the construction and development of projects may not be available on favorable terms or at all;

•	construction and lease-up may not be completed on schedule;

•	expenses of operating a completed community, including labor, may be higher than anticipated; and

•	faulty construction.

Development and construction activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations.

Investments in newly acquired communities may not perform in accordance with our expectations.

In the normal course of business, we typically evaluate potential acquisitions, enter into non-binding letters of intent, and may, at any time, enter into contracts to acquire and may acquire additional communities. However, we cannot assure you that we will have the financial resources to make suitable acquisitions or that communities satisfying our investment policies will be available for acquisition. Acquisitions of communities entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property might prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical; financing not being available on favorable terms or at all; and rehabilitation and lease-up not being completed on schedule. In addition, there are general real estate investment risks associated with any new real estate investment, including environmental risks. Although we undertake an evaluation of the physical condition of each new property before it is acquired, certain defects or necessary repairs may not be detected until after the property is acquired. This could significantly increase our total acquisition costs, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Illiquidity of real estate and reinvestment risk may reduce economic returns to investors.

Real estate investments are relatively illiquid and, therefore, tend to limit our ability to adjust our portfolio in response to changes in economic or other conditions. Additionally, the Internal Revenue Code places certain limits on the number of communities a REIT may sell without adverse tax consequences. To affect our current operating strategy, we have in the past raised, and will seek to continue to raise additional funds, both through outside financing and through the orderly disposition of assets that no longer meet our investment criteria. However, we cannot assure you that we will be able to dispose of these assets, particularly during periods of decline in the real estate market, and the inability to make these dispositions may prevent us from executing our operating strategy and could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt. Depending upon interest rates, current development and acquisition opportunities and other factors, generally we will reinvest the proceeds from any property dispositions in additional multifamily communities, although such funds may be employed in other uses. We cannot assure you that the proceeds realized from the disposition of assets which no longer meet our investment criteria can be reinvested to produce economic returns comparable to those being realized from the communities disposed of, or that we will be able to acquire communities meeting our investment criteria. If we are unable to reinvest proceeds from the disposition of communities or if communities acquired with any such proceeds produce a lower rate of return than the communities disposed of, our results of operations and our ability to make distributions to our shareholders and pay amounts due on our debt could be adversely affected. In addition, a delay in reinvestment of any such proceeds could also have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

We may seek to structure future dispositions as tax-deferred exchanges, where appropriate, utilizing the non-recognition provisions of Section 1031 of the Internal Revenue Code to defer income taxation on the disposition of the exchanged property. For an exchange of these communities to qualify for tax-deferred treatment under Section 1031 of the Internal Revenue Code, certain technical requirements must be met. Given the competition for communities meeting our investment criteria, it may be difficult for us to identify suitable communities within the applicable time frames in order to meet the requirements of Section 1031. Even if we can structure a suitable tax-deferred exchange, as noted above, we cannot assure you that we will reinvest the proceeds of any of these dispositions to produce economic returns comparable to those currently being realized from the communities which were disposed of.

Substantial competition among multifamily communities and real estate companies may adversely affect our rental revenues and development and acquisition opportunities.

All of the communities currently owned by us are located in defined urban and suburban locations. There are numerous other multifamily communities and real estate companies, many of which have greater financial and other resources than we have, within the market area of each of our communities which compete with us for residents and development and acquisition opportunities. The number of competitive multifamily communities and real estate companies in these areas could have a material effect on (1) our ability to rent the apartments and the rents charged, and (2) development and acquisition opportunities. The activities of these competitors could cause us to pay a higher price for a new property than we otherwise would have paid or may prevent us from purchasing a desired property at all, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Our operations are concentrated in the Western United States, in particular the state of California; we are subject to general economic conditions in the regions in which we operate.

Our portfolio is primarily located in the San Francisco Bay Area, Los Angeles, Orange County, Inland Empire, San Diego, and Seattle markets. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other communities and alternative forms of housing. In particular our performance is disproportionately influenced by job growth and unemployment. To the extent the aforementioned general economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to our shareholders and pay amounts due on our debt could be materially adversely affected.

Our insurance coverage is limited and may not cover all losses to our communities.

We carry comprehensive liability, fire, mold, extended coverage and rental loss insurance with respect to our communities with certain policy specifications, limits and deductibles. While as of December 31, 2012, we carried flood and fire insurance for our communities with an aggregate annual limit of $150,000,000, and earthquake insurance with an aggregate annual limit of $90,000,000, subject to substantial deductibles, we cannot assure you that this coverage will be available on acceptable terms or at an acceptable cost, or at all, in the future, or if obtained, that the limits of those policies will cover the full cost of repair or replacement of covered communities. In addition, there may be certain extraordinary losses (such as those resulting from civil unrest or terrorist acts) that are not generally insured (or fully insured against) or underinsured losses (such as those resulting from claims in connection with the occurrence of mold, asbestos, and lead) because they are either uninsurable or not economically insurable. Should an uninsured or underinsured loss occur to a property, we could be required to use our own funds for restoration or lose all or part of our investment in, and anticipated revenues from, the property and would continue to be obligated on any mortgage indebtedness on the property. Any such loss could have a material effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt. In addition, a failure of any of our insurers to comply with their obligations to us could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Adverse changes in laws may affect our liability relating to our communities and our operations.

Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to residents or users in the form of higher rents, and may adversely affect our cash available for distribution and our ability to make distributions to our shareholders and pay amounts due on our debt. Similarly, changes in laws increasing the potential liability for environmental conditions existing on communities or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multifamily housing may reduce rental revenues or increase operating costs.

Compliance with laws benefiting disabled persons may require us to make significant unanticipated expenditures or impact our investment strategy.

A number of federal, state and local laws (including the Americans with Disabilities Act) and regulations exist that may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features which add to the cost of buildings under construction. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. The costs of compliance with these laws and regulations may be substantial, and limits or restrictions on construction or completion of certain renovations may limit implementation of our investment strategy in certain instances or reduce overall returns on our investments, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt. We review our communities periodically to determine the level of compliance and, if necessary, take appropriate action to bring such communities into compliance.

Survey exceptions to certain title insurance policies may result in incomplete coverage in the event of a claim.

We have not obtained updated surveys for all of the communities we have acquired or developed. Because updated surveys were not always obtained, the title insurance policies obtained by us may contain exceptions for matters that an updated survey might have disclosed. Such matters might include such things as boundary encroachments, unrecorded easements or similar matters, which would have been reflected on a survey. Moreover, because no updated surveys were prepared for some communities, we cannot assure you that the title insurance policies in fact cover the entirety of the real property, buildings, fixtures, and improvements which we believe they cover. Incomplete coverage in the event of a claim could have a material adverse effect on our ability to make distributions to our shareholders and pay amounts due on our debt.

Risks Due to Real Estate Financing

We anticipate that future developments and acquisitions will be financed, in whole or in part, under various construction loans, lines of credit, and other forms of secured or unsecured financing or through the issuance of additional debt or equity by us. We expect periodically to review our financing options regarding the appropriate mix of debt and equity financing. Equity, rather than debt, financing of future developments or acquisitions could have a dilutive effect on the interests of our existing shareholders. Similarly, there are certain risks involved with financing future developments and acquisitions with debt, including those described below. In addition, if new developments are financed through construction loans, there is a risk that, upon completion of construction, permanent financing for such communities may not be available or may be available only on disadvantageous terms or that the cash flow from new communities will be insufficient to cover debt service. If a newly developed or acquired property is unsuccessful, our losses may exceed our investment in the property. Any of the foregoing could have a negative impact on operations and our ability to make distributions to our shareholders and pay amounts due on our debt.

We may be unable to renew, repay or refinance our outstanding debt.

We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that indebtedness on our communities, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due or that the terms of any renewal or refinancing will not be as favorable as the existing terms of such indebtedness. If we were unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our communities on disadvantageous terms, which might result in losses to us. Such losses could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

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

We currently fund the acquisition and development of multifamily communities’ partially through borrowings (including our revolving credit facility) as well as from other sources such as sales of communities which no longer meet our investment criteria or the contribution of property to joint ventures which may in turn secure debt. Our organizational documents do not contain any limitation on the amount of indebtedness that we may incur. Accordingly, subject to limitations on indebtedness set forth in various loan agreements, we could become more highly leveraged, resulting in an increase in debt service, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt and in an increased risk of default on our obligations.

The restrictive terms of certain of our indebtedness may cause acceleration of debt payments.

At December 31, 2012, we had outstanding borrowings of approximately $1.7 billion. Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, and total debt to capital, among others. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Failure to hedge effectively against interest rates may adversely affect results of operations.

From time to time we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. Hedging may reduce overall returns on our investments. Failure to hedge effectively against interest rate changes could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Potential Liability under Environmental Laws

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances in, on, around or under such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of, or failure to remediate properly, hazardous or toxic substances may adversely effect the owner’s or operator’s ability to sell or rent the affected property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous or toxic substances at a disposal or treatment facility, whether or not the facility is owned or operated by the person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real communities for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. Federal and state laws also regulate the operation and subsequent removal of certain underground storage tanks. In connection with the current or former ownership (direct or indirect), operation, management, development or control of real communities, we may be considered an owner or operator of such communities or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines, and claims for injuries to persons and property.

Our current policy is to obtain a Phase I environmental study on each property we seek to acquire and to proceed accordingly. We cannot assure you, however, that the Phase I environmental studies or other environmental studies undertaken with respect to any of our current or future communities will reveal:

•	all or the full extent of potential environmental liabilities;

•	that any prior owner or operator of a property did not create any material environmental condition unknown to us;

•	that a material environmental condition does not otherwise exist as to any one or more of such communities; or

•	that environmental matters will not have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Certain environmental laws impose liability on a previous owner of property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not relieve an owner of such liability. Thus, we may have liability with respect to communities previously sold by our predecessors or by us.

There have been a number of lawsuits against owners and managers of multifamily communities alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Insurance carriers have reacted to these liability awards by excluding mold related claims from standard policies and pricing mold endorsements separately. We have obtained a separate pollution insurance policy that covers mold-related claims and have adopted programs designed to minimize the existence of mold in any of our communities as well as guidelines for promptly addressing and resolving reports of mold. To the extent not covered by our pollution policy, the presence of significant mold could expose us to liability from residents and others if property damage, health concerns, or allegations thereof, arise.

Risks Associated with Payment of Taxable Stock Dividends

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are partially payable in cash and partially payable in our stock. Under recent IRS guidance, up to 90% of any such taxable dividend with respect to calendar years 2010 through 2012, and in some cases declared as late as December 31, 2013, could be payable in our stock if certain conditions are met. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, such sales may put downward pressure on the trading price of our stock.

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

Likewise, a portion of our consolidated assets is owned by our subsidiaries, effectively subordinating certain of our unsecured indebtedness to all existing and future liabilities, including indebtedness, trade payables, lease obligations and guarantees of our subsidiaries. The Operating Company has guaranteed amounts due under our revolving credit facility with a syndicate of banks. The Operating Company and other of our subsidiaries may also, from time to time, guarantee other of our indebtedness. Therefore, our rights and the rights of our creditors, including the holders of other unsecured indebtedness, to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of such subsidiary’s creditors, except to the extent that we may ourselves be a creditor with recognized claims against the subsidiary, in which case our claims would still be effectively subordinate to any security interests in or mortgages or other liens on the assets of such subsidiary and would be subordinate to any indebtedness of such subsidiary senior to that held by us.

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

In addition, certain other provisions and restrictions contained in our charter and bylaws may have the effect of discouraging a third-party from making an acquisition proposal for us and may thereby inhibit a change in control. In our charter, these include provisions granting our board of directors the authority to issue preferred stock from time to time and to establish the terms, preferences and rights of such preferred stock without the approval of our shareholders, restrictions on our shareholders’ ability to remove directors and fill vacancies on our board of directors, restrictions on unsolicited business combinations and restrictions on our shareholders’ ability to amend our charter. In our bylaws, these include provisions establishing procedures and requirements to be met in order for our shareholders to request or call a special meeting of shareholders (including that the request be made by holders of at least a majority of the votes entitled to be cast), provisions requiring advance notice of shareholder nominees for director and of other shareholder proposals, restrictions on our shareholders’ ability to take action without a meeting, provisions granting our board of directors the power to amend our bylaws, provisions allowing our board of directors to increase its size and fill vacancies created thereby, and restrictions on the transfer of shares of our capital stock with respect to the preservation of our REIT status. Such provisions and restrictions may deter tender offers for BRE stock, which offers may be attractive to our shareholders, or deter purchases of large blocks of BRE stock, thereby limiting the opportunity for shareholders to receive a premium for their shares of BRE stock over then-prevailing market prices.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	COMMUNITIES

General

In addition to the information in this Item 2, certain information regarding our community portfolio is contained in Schedule III (financial statement schedule) under Part IV, Item 15(a) (2).

Multifamily Community Data

Our multifamily communities represent 99% of our real estate portfolio and 99% of our total revenue.

Multifamily Communities	2012	2011	2010	2009	2008
Percentage of total portfolio at cost, as of December 31	99%	99%	99%	99%	99%
Percentage of total revenues, for the year ended December 31	99%	99%	99%	99%	99%

No single multifamily property accounted for more than 10% of total revenues in any of the five years ended December 31, 2012.

This table summarizes information about our 2012 operating multifamily communities (excluding properties sold in 2012) and includes communities acquired during 2012 and 2011 in various phases of lease up:

Market	Number of Communities	Homes	Percentage of Revenue[1]	Percentage of NOI[1]	Occupancy[2]	Average Rent[3]
San Francisco Bay Area	16	4,533	26%	26%	90%	$1,926
Los Angeles	14	3,267	17%	17%	96%	1,808
Seattle	13	3,456	14%	13%	96%	1,368
Orange County	12	3,789	17%	17%	95%	1,571
San Diego	11	3,640	17%	18%	95%	1,622
Inland Empire	5	1,173	5%	5%	95%	1,470
Phoenix	2	902	3%	3%	95%	977
Sacramento	1	400	1%	1%	95%	1,208

Total/Weighted Average	74	21,160	100%	100%	94%	$1,622

The following table discloses certain operating data about our consolidated multifamily homes:

	December 31,
	2012	2011	2010	2009	2008
Total number of homes	21,160	21,336	21,318	21,245	21,196
Physical occupancy[4]	94%	95%	95%	95%	94%
Average revenue per home[3]	$1,622	$1,548	$1,417	$1,475	$1,528
Total number of communities	74	76	75	73	72

[1]

Represents the aggregate revenue and net operating income (NOI) from communities in each market divided by the total revenue and net operating income of multifamily communities for the year ended December 31, 2012. Excludes revenue and NOI from communities sold in 2012 and income from unconsolidated joint ventures.

[2]	Represents average physical occupancy for all communities for the twelve months ended December 31, 2012. The total is a weighted average by homes for all communities shown.
[3]

Represents average revenue per home including rental and ancillary income earned on occupied homes for the twelve months ended December 31, 2012. The total is a weighted average by homes for all communities shown.

[4]

Physical occupancy is calculated by dividing the total occupied homes by the total homes in the portfolio at the end of the year. Apartment homes are generally leased to residents for rental terms not exceeding one year.

The following table summarizes our “same-store” operating results. “Same-store” communities are defined as communities that have been completed, stabilized and owned by us for two comparable calendar year periods. We define “stabilized” as communities that have reached a physical occupancy of at least 93%. Physical occupancy is calculated by dividing the total occupied homes by the total homes in stabilized communities in the portfolio.

	December 31,
	2012	2011	2010	2009	2008
Number of same-store homes	19,462	18,641	18,914	19,572	19,053
Same-store homes % of total homes	92%	87%	89%	92%	90%
Same-store revenue change	5.5%	3.4%	(2.0%)	(3.9%)	3.4%
Same-store expense change	3.6%	1.5%	1.7%	1.9%	4.0%
Same-store NOI change	6.4%	4.3%	(3.7%)	(6.4%)	3.2%

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

A reconciliation of net income available to common shareholders to NOI for the three years ended December 31 is as follows:

	Years ended December 31
(amounts in thousands)	2012	2011	2010
Net income available to common shareholders	$133,499	$66,461	$41,576
Interest expense, including discontinued operations	68,467	74,964	84,894
Provision for depreciation, including discontinued operations	101,618	103,940	94,384
Redeemable noncontrolling interests in income	413	1,168	1,446
Net gain on sales of discontinued operations	(62,136)	(14,489)	(40,111)
Net gain on sales of unconsolidated entities	(6,025)	(4,270)	—
General and administrative expense	22,848	21,768	20,570
Dividends attributable to preferred stock	3,645	7,655	11,813
Other expenses	15,000	402	5,298
Redemption related to preferred stock issuance cost	—	3,771	—
Net loss on extinguishment of debt	—	—	23,507

Net operating income	$277,329	$261,370	$243,377

We consider community level and portfolio-wide NOI to be an appropriate supplemental measure to net income available to common shareholders because it helps both investors and management to understand the core property operations prior to the allocation of any corporate-level property management overhead or general and administrative costs. This is more reflective of the operating performance of the real estate, and allows for an easier comparison of the operating performance of single assets or groups of assets. In addition, because prospective buyers of real estate have different overhead structures, with varying marginal impact to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or groups of assets.

However, because NOI excludes depreciation and does not capture the change in the value of our communities resulting from operational use and market conditions, nor the level of capital expenditures required to adequately maintain the communities (all of which have real economic effect and could materially impact our results from operations), the utility of NOI as a measure of our performance is limited. Other equity REITs may not calculate NOI consistently with our definition and, accordingly, our NOI may not be comparable to such other REITs’ NOI. As a result, NOI should be considered only as a supplement to net income available to common shareholders as a measure of our performance. NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. NOI also should not be used as a supplement to or substitute for cash flow from operating activities (computed in accordance with generally accepted accounting principles in the United States “GAAP”).

Development Communities

The following table provides data on our seven multifamily communities that were under various stages of development and construction at December 31, 2012. Completion of the development communities is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot assure that these communities will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed homes shown in the table below. In addition to the communities below, we have made predevelopment investments and deposits on one potential project totaling approximately $16,000,000. The deposits and predevelopment costs are reported in Other Assets on the Consolidated Balance Sheet.

(Dollar amounts in millions) Property Name	Location	Number of Homes	Costs Incurred to Date— December 31, 2012[1]	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date[2]
Construction in Progress
Aviara[3]	Mercer Island, WA	166	$31.6	$44.5	$12.9	2Q/2013
Solstice	Sunnyvale, CA	280	70.8	121.9	51.1	1Q/2014
Wilshire La Brea	Los Angeles, CA	478	176.0	277.3	101.3	4Q/2014
Radius[4]	Redwood City, CA	264	23.9	97.8	73.9	4Q/2014

Total Construction in Progress		1,188	$302.3	$541.5	$239.2

Property Name	Location	Proposed Number of Homes	Costs Incurred to Date— December 31, 2012	Estimated Total Cost[5]
Land Owned[6]
MB 360[7]	San Francisco, CA	360	$70.0	TBR
Pleasanton I8	Pleasanton, CA	254	20.7	TBR
Pleasanton II8	Pleasanton, CA	255	14.0	TBR

Total Land Owned		869	$104.7	$390.6

[1]	Reflects all recorded costs as of December 31, 2012, recorded on our balance sheet as “direct investments in real estate-construction in progress.”
[2]	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy.
[3]

During the fourth quarter of 2010, we entered into a ground lease for the Mercer Island site. The ground lease has an initial term of 60 years, two 15-year extensions followed by a 9-year extension. The annualized GAAP straight line lease expense is approximately $664,000.

[4]	During the fourth quarter of 2012, the parcel of land located in Redwood City, CA was transferred from land under development to construction in progress.
[5]	Reflects the aggregate cost estimates including land. Specific community cost estimates To Be Reported (TBR) once entitlement approvals are received and we are prepared to begin construction.
[6]	Represents projects in various stages of pre-construction development. Projects are transferred to construction in progress when contracts are finalized and construction activity has commenced.
[7]	Represents two parcels of land in the Mission Bay district that are entitled for residential use and can be developed in phases.
[8]	The Pleasanton land parcels are expected to be contributed into a joint venture. We expect to commence the search for a joint venture partner in the first quarter of 2013.

Insurance, Property Taxes and Income Tax Basis

We carry comprehensive liability, fire, pollution, extended coverage and rental loss insurance on our communities with certain policy specifications, limits and deductibles. In addition, at December 31, 2012, we carried flood and fire coverage with an annual aggregate limit of $150,000,000 (after policy deductibles). Also, we carried earthquake insurance with an aggregate annual limit of $90,000,000 (after policy deductibles). Management believes the communities are adequately covered by such insurance.

Property taxes on portfolio communities are assessed on asset values based on the valuation method and tax rate used by the respective jurisdictions. The gross carrying value of our direct investments in operating rental communities was $3,722,838,000 as of December 31, 2012. On the same date our assets had an underlying federal income tax basis of approximately $3,680,925,000 reflecting, among other factors, the carryover of basis on tax-deferred exchanges.

Headquarters

We lease our corporate headquarters at 525 Market Street, 4th Floor, San Francisco, California, 94105-2712, from Knickerbocker Properties, Inc., a Delaware corporation. The lease covers 28,339 rentable square feet at annual per square foot rents, which were $24.00 as of December 31, 2012. The lease term ends on February 1, 2016. We also maintain leased regional offices in: Seattle, Washington; Irvine and San Diego, California; Phoenix, Arizona; and Denver, Colorado.

Item 3.	LEGAL PROCEEDINGS

We are involved in various legal actions arising in the ordinary course of business. Losses associated with legal claims arising in the ordinary course of business are expected to be covered under our insurance policies. As a result, the risk of a material loss impacting our financial position has been assessed as remote. As of December 31, 2012, there were no pending legal proceeds to which we are a party or of which any of our communities is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our consolidated financial condition and results of operations.

Item 4.	(REMOVED AND RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “BRE”. As of January 31, 2013, there were approximately 2,874 record holders of BRE’s common stock and the last reported sales price on the NYSE was $50.88. The number of holders does not include shares held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder. As of January 31, 2013, there were approximately 17,730 beneficial holders of BRE’s common stock.

This table shows the high and low sales prices of our common stock reported on the NYSE Composite Tape and the dividends we paid for each common share:

	Years ended December 31,
	2012			2011
	Stock Price		Dividends Paid	Stock Price		Dividends Paid
	High	Low		High	Low
First Quarter	$52.43	$48.30	$0.3850	$47.69	$42.01	$0.3750
Second Quarter	$53.57	$47.66	$0.3850	$51.15	$46.31	$0.3750
Third Quarter	$53.31	$46.68	$0.3850	$54.31	$41.39	$0.3750
Fourth Quarter	$51.45	$46.07	$0.3850	$50.86	$39.65	$0.3750

Since 1970, when BRE was founded, we have made regular and uninterrupted quarterly dividends to shareholders. The payment of dividends by BRE is at the discretion of the Board of Directors and depends on numerous factors, including our cash flow, financial condition and capital requirements, REIT provisions of the Internal Revenue Code and other factors.

Operating Company units in BRE Property Investors LLC converted into shares of BRE common stock or redeemed for cash totaled 160,882 and 454,273 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, no Operating Company units remain outstanding.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012 for all of our equity compensation plans, including our Amended and Restated 1992 Employee Stock Plan, our 1999 Stock Incentive Plan and our Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	507,131	$41.33	1,334,618
Equity compensation plans not approved by security holders	—	—	—
Total	507,131	$41.33	1,334,618

COMPARATIVE STOCK PERFORMANCE

The line graph below compares the cumulative total shareholder return on BRE Common Stock for the last five years with the cumulative total return on the S&P 500 Index and the NAREIT All Equity REIT Index over the same period. This comparison assumes that the value of the investment in the Common Stock and in each index was $100 on December 31, 2007 and that all dividends were reinvested (1).

BRE Properties, Inc.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
BRE Properties, Inc.	100.00	73.04	93.07	127.09	152.21	158.12
NAREIT All Equity REIT Index	100.00	62.27	79.70	101.98	110.42	132.18
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59

(1)	Common Stock performance data is provided by SNL Securities and is calculated using the ex-dividend date.
(2)	Indicates appreciation of $100 invested on December 31, 2007 in BRE Common Stock, S&P 500, and NAREIT All Equity REIT Index, assuming reinvestment of dividends discussed above.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

During the year ended December 31, 2012, an aggregate of 160,882 Operating Company units were converted to 160,882 shares of BRE common stock. There are no Operating Company units outstanding as of December 31, 2012.

Issuer Purchases of Equity Securities

	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[2]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Traded Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 though March 31, 2012	(44,265)	$52.55	—	—
April 1, 2012 though June 30, 2012	(13,560)	$48.41	—	—
July 1, 2012 though September 30, 2012	—	—	—	—
October 1, 2012 though October 31, 2012	—	—	—	—
November 1, 2012 though November 30, 2012	—	—	—	—
December 1, 2012 though December 31, 2012	—	—	—	—
Total	(57,825)	$51.58	—	—

[1]	Includes an aggregate of 57,825 shares withheld to pay taxes.
[2]	Average price paid per share owned and forfeited by shareholder.

Item 6.	SELECTED FINANCIAL DATA

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

	2012	2011	2010	2009	2008
	(Amounts in thousands, except per share data)
Operating Results
Rental and ancillary revenues	$390,138	$363,059	$326,755	$310,733	$310,015
Revenues from discontinued operations	7,299	14,561	27,676	38,114	59,084
Income from unconsolidated entities and other income	5,174	5,424	5,112	5,788	10,444
Total revenues	$402,611	383,044	$359,543	$354,635	$379,543
Net income available to common shareholders	$133,499	$66,461	$41,576	$50,642	$122,760
Plus:
Net (gain) on sales of discontinued operations	(62,136)	(14,489)	(40,111)	(21,574)	(65,984)
Net (gain) on sales of unconsolidated entities	(6,025)	(4,270)	—	—	—
Depreciation from continuing operations	100,518	101,047	88,490	79,745	71,772
Depreciation from discontinued operations	1,100	2,893	5,894	8,674	9,687
Depreciation related to unconsolidated entities	1,903	2,052	1,991	1,841	1,715
Redeemable noncontrolling interest in income convertible into common shares	—	748	1,026	1,461	1,868
Funds from operations (FFO)[1]	$168,859	$154,442	$98,866	$120,789	$141,818
Core funds from operations (Core FFO)[2]	$183,859	$158,615	$127,671	$132,819	$139,761
Net cash flows generated by operating activities	$201,887	$172,177	$140,719	$130,683	$167,010
Net cash flows used in investing activities	$(135,245)	$(267,345)	$(197,261)	$(80,537)	$(47,820)
Net cash flows (used in) generated by financing activities	$(14,001)	$98,411	$57,243	$(52,214)	$(118,418)
Dividends paid to common and preferred shareholder distributions to noncontrolling interests	$122,723	$118,305	$106,770	$114,379	$130,129
Weighted average shares outstanding—basic	76,567	71,220	61,420	52,760	51,050
Dilutive effect of stock based awards on EPS	353	450	430	240	650
Weighted average shares outstanding—diluted (EPS)	76,920	71,670	61,850	53,000	51,700
Plus—Operating Company units[3]	20	510	685	780	830
Weighted average shares outstanding—diluted (FFO)	76,940	72,180	62,535	53,780	52,530
Operating Company units outstanding at end of period	—	161	615	771	780
Net income per share—basic	$1.74	$0.93	$0.67	$0.95	$2.38
Net income per share—assuming dilution	$1.74	$0.93	$0.67	$0.95	$2.36
Dividends paid to common shareholders	$1.54	$1.50	$1.50	$1.88	$2.25
Balance sheet information and other data
Real estate portfolio, net of depreciation	$3,382,407	$3,288,577	$3,097,528	$2,915,565	$2,911,295
Total assets	$3,498,982	$3,352,621	$3,156,247	$2,980,008	$2,992,744
Total debt	$1,731,960	$1,662,671	$1,792,918	$1,867,075	$1,902,401
Redeemable noncontrolling interests	$4,751	$16,228	$34,866	$33,605	$29,972
Shareholders’ equity	$1,686,482	$1,610,449	$1,276,393	$1,022,919	$969,204

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

We believe that FFO is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation. Because real estate values have historically risen or fallen with market conditions, management considers FFO an appropriate supplemental performance measure because it excludes historical cost depreciation, as well as gains or losses related to sales of previously depreciated property, from GAAP net income. By excluding depreciation and gains or losses on sales of real estate, management uses FFO to measure returns on its investments in real estate assets. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our communities that result from use or market conditions nor the level of capital expenditures to maintain the operating performance of our communities, all of which have real economic effect and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. Management also believes that FFO, combined with the required GAAP presentations, is useful to investors in providing more meaningful comparisons of the operating performance of a company’s real estate between periods or as compared to other companies. FFO does not represent net income or cash flows from operations as defined by GAAP and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered an alternative to net income as an indicator of a REIT’s operating performance or to cash flows as a measure of liquidity. Our FFO may not be comparable to the FFO of other REITs due to the fact that not all REITs use the NAREIT definition or apply/interpret the definition differently.

[2]	Core Funds From Operations (“Core FFO”) begins with FFO as defined by the NAREIT White Paper and adjusts for the following:

•	The impact of any expenses relating to non-operating asset impairment and valuation allowances;

•	Property acquisition costs and pursuit cost write-offs (other expenses);

•	Gains and losses from early debt extinguishment, including prepayment penalties and preferred share redemptions;

•	Executive level severance costs;

•	Gains and losses on the sales of non-operating assets, and

•	Other non-comparable items

[3]	Under earnings per share guidance, common share equivalents deemed to be anti-dilutive are excluded from the diluted per share calculations.

Note: See Item 7 for a reconciliation of net income to FFO and Core FFO.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a self-administered equity real estate investment trust, or REIT, focused on the ownership, operation, development, and acquisition of apartment communities. Our operating and investment activities are primarily focused on the major metropolitan markets within the state of California, and in the Seattle, Washington region. We also own and operate apartment communities in the Phoenix, Arizona metropolitan market and we own and operate apartment communities in the Denver, Colorado metropolitan market. At December 31, 2012 our portfolio had real estate assets with a net book value of approximately $3.4 billion that included 74 wholly or majority owned completed apartment communities, aggregating 21,160 homes; eight multifamily communities owned in joint ventures, comprised of 2,864 apartment homes; and seven apartment communities in various stages of construction and development. We earn revenue and generate operating cash flow primarily by collecting monthly rent from our apartment residents.

Our 2012 results, when compared to 2011 and 2010 annual results reflect the impact of improving fundamentals for the multifamily industry. We experienced same-store revenue growth in 2012 of 5.5% as compared to 3.4% growth in 2011 and a decline of 2.0% in 2010. Operating fundamentals, driven by low levels of new supply and an increase in propensity to rent, began to improve in 2010 and continued to strengthen throughout 2011 and 2012. Although unemployment levels following the severe recession that started in late 2007 remain elevated at 9.8% in California and 7.6% in Washington, we did experience job growth in our core markets in 2012 with the San Francisco Bay Area and Seattle markets benefiting the most from increased employment levels.

We continue to make progress on building out our development pipeline with properties that are in some of the country’s premier locations. As of December 31, 2012, our active and wholly-owned development pipeline had a total estimated cost of $770,000,000 of which approximately $395,000,000 remains to be funded. Our active and wholly-owned pipeline consists of Aviara, Solstice, Wilshire La Brea, Radius and MB 360 projects.

We remain committed to creating long-term value through a targeted development program, focused on core in-fill submarkets, appropriately sized for the balance sheet. We continue to source potential development opportunities. We expect to manage the size of our development pipeline in the future, based on the total estimated cost of the entire pipeline, to a level that is 10-15% of our total enterprise value plus the unfunded portion of our development communities at that time. We define enterprise value as the sum of: (1) the company’s outstanding common shares multiplied by the company’s share price at the time of calculation; plus (2) all outstanding debt and the par value of preferred shares. At year-end 2012, using this calculation, we estimated that the development pipeline as a percentage of enterprise value and the unfunded portion of the pipeline was approximately 18%. This assumes that we fund the entire cost of our two Pleasanton sites, which we previously announced our intention to build these communities with a joint venture partner who would fund a significant portion of the remaining cost to build these communities.

In October 2012, the following intentions were announced in an effort to reduce the overall size of the development pipeline: (1) we will commence a process to find a joint venture partner for the development of two land parcels that we own in Pleasanton, CA; and (2) we will sell the two land parcels that compose our Park Viridian II site in Anaheim, CA which resulted in the $15 million impairment charge. The carrying value of the Anaheim site was reduced from $38.1 million to $23.1 million and is recorded in Assets held for sale as of December 31, 2012. As of year-end 2012, both actions are in process.

We expect that strategic asset sales will be the primary funding source for our remaining current construction funding commitments. During 2012, we disposed of three communities with 502 homes (in the San Diego region of California) for combined net proceeds of $88,236,000. The dispositions produced net gains on sales totaling $62,136,000. In addition, during 2012 we sold three communities owned through joint ventures that generated $26,919,000 in net proceeds and net gains totaling $6,025,000. We believe that a combination of a targeted development program focused on our core markets along with the disposition slower revenue growth communities will over the time result in a higher quality portfolio with a stronger revenue growth profile.

We also remain committed to maintaining a strong financial position and balance sheet flexibility. Our leverage measured as debt as a percentage of gross assets was 40% as of December 31, 2012.

We believe our communities are well-positioned to take advantage of the favorable demographic factors that are expected to produce continued revenue growth for apartment owners in the coming years. These factors include: (1) increases in overall population levels among the age cohort with the greatest tendency to rent (age 20 to 34 years old); (2) a greater propensity to rent among all age groups as a result of the psychology and financial impact on homeownership rates coming out of this past recession; and (3) low levels of new supply of apartment communities from development activities in the majority of our core markets.

To better understand our overall results, our 74 wholly or majority owned apartment communities can be characterized as follows:

•	19,462 homes in 68 communities were owned, completed and stabilized for all of 2012 and 2011 (“same-store”) communities;

•

606 homes in two development communities were experiencing lease up and stabilization during 2011 and 2012 and as a result did not have comparable year-over-year operating results (“non same-store”); and

•	652 homes in three communities were acquired during 2011, and as a result did not have comparable annual year-over-year operating results (“non same-store”); and

•	440 homes moved from same-store into rehabilitation during 2011.

In addition to year-over-year economic operating performance, our results of operations for the three years ended December 31, 2012 were affected by income derived from communities acquired and completions of apartment communities, offset by the cost of capital associated with financing these transactions. Our book capitalization grew to $3.5 billion at December 31, 2012 from $3.1 billion at December 31, 2010, reflecting capital raised through offerings of debt and equity.

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2012, 2011 and 2010

Revenues

Total revenues include revenues from discontinued operations. The increase in rental income in 2012 was primarily derived from a 5.5% increase in same-store property revenue. A summary of revenues for the years ended December 31, 2012, 2011 and 2010 follows:

	2012 Total	% of Total Revenues	2011 Total	% of Total Revenues	2010 Total	% of Total Revenues
Rental income	$374,982,000	92%	$349,667,000	90%	$314,722,000	87%
Ancillary income	15,156,000	4%	13,392,000	4%	12,033,000	3%

Total revenue from continuing operations	390,138,000		363,059,000		326,755,000
Revenues from discontinued operations	7,299,000	2%	14,561,000	4%	27,676,000	8%

Total rental and ancillary income	397,437,000		377,620,000		354,431,000

Income from unconsolidated entities	2,644,000	1%	2,888,000	1%	2,178,000	1%
Other income	2,530,000	1%	2,536,000	1%	2,934,000	1%

Total revenue	$402,611,000	100%	$383,044,000	100%	$359,543,000	100%

Composite of Change in year over Year Revenues

	2012 Change	2011 Change
Same-store communities	$18,834,000	$23,271,000
Non same-store communities	8,245,000	13,033,000

Total change in rental and ancillary revenues from continuing operations	$27,079,000	$36,304,000

Rental and Ancillary Income

Same-store revenues increased by $18,834,000 or 5.5% and by $23,271,000 or 7.3% for the years ended December 31, 2012 and 2011, respectively. The 2012 same-store increase was primarily due to a 5.5% increase in average revenue earned per occupied home in the same-store portfolio in 2012. In 2012, revenue per occupied home totaled $1,613 per home from $1,529 per occupied home in 2011. Revenue per home is comprised of rental and ancillary income earned on occupied homes during the period and net of concessions of $3 per month per occupied home during 2012 and 2011, respectively. Physical occupancy levels averaged 94%, 95%, and 95% during the years ended 2012, 2011, and 2010, respectively. The $8,245,000 increase in revenue from non-same-store communities represents the increase in the year-over-year size of the portfolio from recently completed development communities and communities acquired in 2011.

As described above, the increase in non same-store rental and ancillary revenues relates to acquired and developed communities. The following table summarizes our multifamily development, acquisition and disposition activities:

	Year Ended December 31,
	2012	2011	2010
Total cost of development communities completed	$104,400,000	—	$119,698,000
# of homes completed	336	—	566
Total cost of communities acquired	—	$170,127,000	$292,100,000
# of homes acquired	—	652	1,037
Approximate gross sales proceeds of dispositions	$89,600,000	$65,175,000	$167,327,000
# of homes sold	512	634	1,530

	December 31,
	2012	2011	2010
Number of wholly or majority owned operating communities	74	76	75
Physical occupancy rates for operating communities	94%	95%	95%

Physical occupancy is calculated by dividing the total occupied homes by the total homes in stabilized communities in the portfolio.

Other income

Other income for the years ended December 31, 2012, 2011 and 2010 is detailed below and is comprised of the following:

	2012	2011	2010
JV management fees	$1,637,000	$1,843,000	$1,715,000
Interest income	377,000	369,000	555,000
Legal and insurance settlements	133,000	40,000	530,000
Disposition fee	243,000	144,000	—
Other	140,000	140,000	134,000

Total	$2,530,000	$2,536,000	$2,934,000

Expenses

Real estate expenses

The summary of real estate expenses, excluding discontinued operations is as follows:

	Year ended December 31,
	2012	2011	2010
Real estate expenses	$122,996,000	$116,814,000	$106,248,000
Real estate expenses as a percent of rental and ancillary income from continuing operations	32%	32%	33%
“Same-store” expense % change(1)	3.6%	1.5%	1.7%

(1)	Prior year changes represent previously reported amounts and are not updated for the 2012 same-store pool.

Real estate expenses for multifamily rental communities (which include repairs and maintenance, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) increased $6,182,000, or 5.3% and $10,566,000 or 10%, for the years ended December 31, 2012 and 2011, respectively. Also, same-store expenses increased $3,920,000, or 3.6%, $1,520,000, or 1.5%, and $1,621,000 or 1.7% in 2012, 2011 and 2010, respectively.

Property taxes comprised 30%, 28%, and 29% of real estate expenses during the year ended December 31, 2012, 2011 and 2010, respectively. Across the portfolio, property taxes increased $2,084,000 or 6.1% in 2012 from 2011.

Real estate expenses shown in the table above exclude real estate expense from discontinued operations which totaled $2,285,000, $4,860,000 and $9,918,000 for 2012, 2011 and 2010, respectively.

Provision for depreciation

The provision for depreciation totaled $100,518,000, $101,047,000 and $88,490,000 for the years ending 2012, 2011 and 2010, respectively. The provision for depreciation decreased $529,000, or 0.5%, for the year ended December 31, 2012 compared to 2011, and increased $12,557,000, or 14.2%, for the year ended December 31, 2011 compared to 2010. The increases in 2011 resulted from higher depreciable bases on acquisitions including depreciation of in-place lease values over the average lease term.

Interest expense

Common equity issuances and community sales during the three years ended December 31, 2012 have reduced debt as a percentage of gross assets to 40% on December 31, 2012, compared to 41% on December 31, 2011 and 47% on December 31, 2010. As a result, lower leverage levels have reduced the absolute levels of interest expense incurred over the past three years. Average construction in progress and land under development balances outstanding totaled $396,303,000, $275,214,000 and $221,800,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Weighted average cost of debt was 5.4%, 5.3% and 5.2% for the years ended December 31, 2012, 2011 and 2010, respectively. The summary of interest expense is as follows:

	Year ended December 31,
	2012	2011	2010
Interest on unsecured senior notes	$42,103,000	$38,518,000	$31,440,000
Interest on convertible debt	274,000	1,870,000	17,661,000
Interest on mortgage loans payable	42,622,000	45,611,000	44,294,000
Interest on line of credit	5,101,000	3,396,000	3,476,000

Total interest incurred	$90,100,000	$89,395,000	$96,871,000
Capitalized interest	(21,633,000)	(14,431,000)	(11,977,000)

Total interest expense	$68,467,000	$74,964,000	$84,894,000

Year-end debt balances were as follows:

	December 31,
	2012	2011	2010
Unsecured senior notes	$990,018,000	$690,018,000	$738,563,000
Convertible unsecured senior notes(1)	—	34,939,000	34,513,000
Mortgage loans payable	741,942,000	808,714,000	810,842,000
Line of credit	—	129,000,000	209,000,000

Total debt	$1,731,960,000	$1,662,671,000	$1,792,918,000

Weighted average interest rate for all debt at end of period	5.4%	5.3%	5.2%

(1)

During 2012, we exercised the right to redeem for cash all of the remaining 4.125% convertible unsecured notes outstanding, at a redemption price equal to 100% of the principal amount of the notes outstanding, plus accrued and unpaid interest up to, but excluding, February 21, 2012 (the “Redemption Date”).

General and administrative expenses

General and administrative expenses for the three years ended December 31, were as follows:

	2012	2011	2010
General and administrative expenses	$22,848,000	$21,768,000	$20,570,000
Annual change as a percentage	5.0%	5.8%	18.3%
As a percentage of rental and ancillary revenues (including revenues from discontinued operations)	5.7%	5.8%	5.8%

General and administrative expenses increased 5.0% in 2012 and 5.8% in 2011 due to a number of factors including increased compensation related costs and legal fees in the respective years. The 18.3% increase in general and administrative expenses in 2010 was primarily due to increased levels of stock-based compensation expense during the year compared to 2009. We had a significant decrease in stock-based compensation in 2009 due to decreased expectations for vesting levels of certain performance based awards due to the recessionary environment. Total stock-based compensation in general and administrative expenses totaled $5,754,000, $4,697,000, $4,785,000, during the years ending 2012, 2011, and 2010, respectively.

Office rents totaling $1,476,000, $1,499,000 and $1,433,000 for the years ended December 31, 2012, 2011 and 2010, respectively, are included in general and administrative expense.

Other expenses

Other expenses for the years ended December 31, 2012, 2011 and 2010, are comprised of the following:

	2012		2011	2010
Acquisition costs	$—		$402,000	$3,998,000
Severance charge	—		—	1,300,000	(2)
Impairment charge	15,000,000	(1)	—	—

Total	$15,000,000		$402,000	$5,298,000

(1)	Represents a $15,000,000 non cash impairment charge to write down a land site to its estimated fair value less cost of disposal, as a result of changes in the future plans to develop the project.
(2)	Represents one-time charge associated with the resignation of our Chief Operating Officer.

Redeemable noncontrolling interest in income

Redeemable noncontrolling interest in income represent the earnings attributable to the noncontrolling members of our consolidated subsidiaries and totaled $413,000, $1,168,000 and $1,446,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Redeemable noncontrolling interests in income decreased in 2012 primarily due to the redemptions of all remaining Operating Company units for common stock. Conversions and redemptions of Operating Company units to common shares or cash totaled 160,882, 454,273, and 155,635 units for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there were no Operating Company units outstanding.

Discontinued operations

Accounting guidance requires the results of operations for communities sold during the period or designated as held for sale at the end of the period to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and property-specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposal of communities held for sale is reported as discontinued operations.

During 2012, we sold three communities located in San Diego, California: Countryside Village, with 96 homes in El Cajon submarket; Terra Nova Villas, with 233 homes in Chula Vista; and Canyon Villa, with 183 homes in Chula Vista. The approximate net proceeds from the three sales were $88,236,000 resulting in a combined net gain of $62,136,000. The sale of these assets reduced our exposure in the San Diego multi-family market to 18% of total net operating income from 21% at year-end 2011.

During 2011, we sold two communities in the eastern half of the Inland Empire totaling 634 homes: Galleria at Towngate, with 268 homes located in Moreno Valley, California; and Windrush Village, a 366 unit property located in Colton, California. The net proceeds from sales of the two communities were $63,486,000, resulting in a combined net gain of $14,489,000. The sale of these assets reduced our concentration of net operating income from the Inland Empire.

During 2010, we sold four communities totaling 1,530 homes: Montebello, with 248 homes located in Seattle, Washington; Boulder Creek, a 264 unit property located in Riverside, California; Pinnacle Riverwalk, a 714 unit property located in Riverside, California; and Parkside Village, a 304 unit property located in Riverside, California. The four communities were sold for combined net proceeds of $163,705,000 resulting in a net gain on sales of $40,111,000.

The net gain on sale and the combined results of operations for these nine communities for each year presented are included in discontinued operations on the consolidated statements of income. These amounts totaled $66,049,000, $21,297,000 and $51,975,000 for the years ended December 31, 2012, 2011 and 2010, respectively. There were no operating communities held for sale as of December 31, 2012.

As of December 31, 2012, there was land with a net carrying value of $23,065,000 classified as held for sale on the consolidated balance sheet. There was no land or other non operating assets classified as held for sale for the years ended 2011 and 2010.

Income from unconsolidated entities

Income from unconsolidated entities totaled $2,644,000, $2,888,000 and $2,178,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The totals for each year include our share of net income from the joint ventures we own.

During 2012, we sold three joint venture assets: Calavera Point, a 276 home community located in Westminister, Colorado; Pinnacle at the Creek, a 216 home community located in Centennial, Colorado; and Pinnacle at Galleria, a 236 home community, located in Roseville, California. We had a 15% equity ownership in the sold Colorado communities and a 35% equity ownership in the Roseville, California community. The sale of the three joint venture communities resulted in net proceeds of approximately $26,919,000 and we recognized net gain on sale of approximately $6,025,000.

Net loss from extinguishment of debt

During June 2010, we repurchased $15,000,000 of our 4.125% convertible senior unsecured notes at par. We recognized a net loss on early debt extinguishment of $558,000 in connection with the repurchase.

On October 13, 2010, we closed a fixed price cash tender offer for any and all of our 4.125% convertible senior unsecured notes due 2026. As a result, $321,334,000 in aggregate principal amount of our 4.125% convertible senior unsecured notes due 2026 were validly tendered, and we accepted, purchased and subsequently cancelled the notes for an aggregate purchase price of 104% of par, or approximately $334,187,360. After the tender offer an aggregate principal amount of $35,000,000 of the notes remained outstanding as of December 31, 2010. Net loss on extinguishment of debt totaled $23,507,000 for the year ended December 31, 2010. There was no gain or loss on extinguishment of debt during the years ended December 31, 2012 and 2011.

Dividends attributable to preferred stock

Dividends totaled $3,645,000, $7,655,000 and $11,813,000 for the years ended December 31, 2012, 2011, and 2010, respectively and are attributable to the dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. Our Series D Cumulative Redeemable Preferred Stock has a $25.00 per share liquidation preference and became callable at our election in December of 2009.

On August 15, 2011, we repurchased 840,285 shares of 6.75% Series D Cumulative Redeemable Preferred Stock at a price of $24.33 per share on the open market, a $0.67 discount to par resulting in a non cash gain of $563,000. In addition, the initial issuance costs associated with these shares totaling $718,000 were charged to retained earnings during the third quarter of 2011. The net effect of the activity was a $155,000 charge to retained earnings during the third quarter of 2011. As of December 31, 2012, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock remain outstanding.

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

During 2011, our Series C Cumulative Redeemable Preferred Stock was outstanding for part of the year and a portion of our Series D Cumulative Redeemable Preferred Stock was outstanding for the entire year. Dividends for the Series C Cumulative Redeemable Preferred Stock for 2011 reflect the dividends earned from January 1, 2011 to the June 13, 2011, redemption date. Dividends for the 6.75% Series D Cumulative Redeemable Preferred Stock for 2011 reflect the dividends earned from January 1, 2011 to December 31, 2011. Included in the total are dividends earned from January 1, 2011 to August 10, 2011 for the 840,285 repurchased shares of 6.75% Series D Cumulative Redeemable Preferred Stock.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the year ended December 31, 2012 was $133,499,000 or $1.74 per diluted share, as compared with $66,461,000, or $0.93 per diluted share for the year ended December 31, 2011, and $41,576,000, or $0.67 per diluted share, for the year ended December 31, 2010.

Non-GAAP financial measure reconciliations and definitions

The following is our reconciliation of net income to funds from operations (FFO) and core funds from operations (Core FFO) for each of the five years ended December 31, 2012:

	2012	2011	2010	2009	2008
	(Amounts in thousands, except per share data)
Net income available to common shareholders	$133,499	$66,461	$41,576	$50,642	$122,760
Depreciation from continuing operations	100,518	101,047	88,490	79,745	71,772
Depreciation from discontinued operations	1,100	2,893	5,894	8,674	9,687
Redeemable and other noncontrolling interest in income	413	1,168	1,446	1,885	2,291
Depreciation from unconsolidated entities	1,903	2,052	1,991	1,841	1,715
Net gain on sales of discontinued operations	(62,136)	(14,489)	(40,111)	(21,574)	(65,984)
Net gain on sale of unconsolidated entities	(6,025)	(4,270)	—	—	—
Less: Redeemable noncontrolling interest in income not convertible into common shares	(413)	(420)	(420)	(424)	(423)

Funds from operations[1]	$168,859	$154,442	$98,866	$120,789	$141,818

Non core items in the periods presented
Non cash asset impairment charge	$15,000	$—	$—	$—	$—
Acquisition costs	—	402	3,998	—	—
Redemption related preferred stock issuance costs, net of discount on repurchase	—	3,771	—	—	—
Severence charge	—	—	1,300	600	600
Net loss/(gain) from extinquishment of debt	—	—	23,507	(1,470)	(2,369)
Abandonment costs	—	—		12,900	5,119
Other non-comparable items	—	—	—	—	(5,407)

Core funds from operations[2]	$183,859	$158,615	$127,671	$132,819	$139,761

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

We believe that FFO is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation. Because real estate values have historically risen or fallen with market conditions, management considers FFO an appropriate supplemental performance measure because it excludes historical cost depreciation, as well as gains or losses related to sales of previously depreciated property, from GAAP net income. By excluding depreciation and gains or losses on sales of real estate, management uses FFO to measure returns on its investments in real estate assets. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our communities that result from use or market conditions nor the level of capital expenditures to maintain the operating performance of our communities, all of which have real economic effect and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. Management also believes that FFO, combined with the required GAAP presentations, is useful to investors in providing more meaningful comparisons of the operating performance of a company’s real estate between periods or as compared to other companies. FFO does not represent net income or cash flows from operations as defined by GAAP and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered an alternative to net income as an indicator of a REIT’s operating performance or to cash flows as a measure of liquidity. Our FFO may not be comparable to the FFO of other REITs due to the fact that not all REITs use the NAREIT definition or apply/interpret the definition differently.

[2]	Core Funds From Operations (“Core FFO”) begins with FFO as defined by the NAREIT White Paper and adjust for the following:

•	The impact of any expenses relating to non-operating asset impairment and valuation allowances;

•	Property acquisition costs and pursuit cost write-offs (other expenses);

•	Gains and losses from early debt extinguishment, including prepayment penalties and preferred share redemptions;

•	Executive level severance costs;

•	Gains and losses on the sales of non-operating assets, and

•	Other non-comparable items

Liquidity and Capital Resources

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving credit facility, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving credit facility, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. Annual cash flows from operating activities exceeded annual distributions to common shareholders, preferred shareholders and noncontrolling members by approximately $79,200,000, $54,000,000 and $34,000,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our revolving credit facility provides adequate liquidity to address temporary cash shortfalls.

On February 1, 2012, we prepaid the single property mortgage on Alessio for $65,866,000 prior to its scheduled maturity with no prepayment penalty.

On August 13, 2012, we completed an offering of $300,000,000, 10.5 year senior unsecured notes. The notes will mature on January 15, 2023 and bear interest at a fixed coupon rate of 3.375%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $295,400,000 and were used for general corporate purposes.

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

During the first quarter of 2012, 815,045 shares were issued under the EDAs, with an average share price of $49.09 for total gross proceeds of approximately $40,000,000 and total commissions paid to the sales agents of approximately $800,000. No shares were issued under the EDAs during the nine months ended December 31, 2012. As of December 31, 2012 the remaining capacity under the EDAs totals $123,600,000. During 2011, 1,291,537 shares were issued under the EDAs, with an average share price of $47.55 for total gross proceeds of approximately $61,414,000. During 2010, 581,055 shares were issued under the EDAs for gross proceeds of approximately $25,000,000 with an average gross share price of $43.02. Proceeds from the sale of shares under the EDAs were used for general corporate purposes that include reducing borrowings under our revolving credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities and financing for acquisitions.

On May 11, 2011, we completed an equity offering of 9,200,000 common shares, including shares issued to cover over-allotments, at $48.00 per share. Total gross proceeds from this offering were approximately $441,500,000. We used the net proceeds from the offering for general corporate purposes and to repay borrowings under our revolving credit facility.

During January 2011, we repaid the remaining aggregate principal amount of $48,545,000 of our 7.450% senior notes as they matured.

On April 7, 2010, we completed an equity offering of 8,050,000 common shares, including shares issued to cover over-allotments, at $34.25 per share. Total gross proceeds from this offering were approximately $275,712,500. We used the net proceeds from the offering for general corporate purposes, which included reducing borrowings under our revolving credit facility.

Effective February 24, 2010, we terminated the equity distribution agreement we entered into on May 14, 2009 under which we could issue and sell from time to time through or to our sales agent shares of our common stock having an aggregate offering price of up to $125,000,000. During 2009, 3,801,185 shares were issued under the equity distribution agreement for gross proceeds of approximately $104,600,000 with an average gross share price of $27.52. Proceeds were used for general corporate purposes, which included reducing borrowings under our revolving credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding securities and funding for development activities. During 2010, there were no shares issued under the equity distribution agreement entered into on May 14, 2009.

During 2012, 2011, and 2010 we invested $250,400,000, $161,280,000, and $101,239,000, respectively in development, rehab and capital expenditures. These expenditures are expected to be between $247,000,000 and $300,000,000 for the year ending December 31, 2013.

	Year ended December 31,
(amounts in thousands)	2013 Range	2012	2011	2010
New development (including land)	$190,000-$225,000	$196,021	$124,249	$71,630
Rehab expenditures	$35,000-$50,000	34,420	15,869	5,944
Capital expenditures	$22,000-$25,000	19,959	21,162	23,665

Total capital expenditures	$247,000-$300,000	$250,400	$161,280	$101,239

Tender Offers and Repurchase Activity

During February 2012, we exercised our right to redeem for cash all of the $35,000,000 outstanding convertible senior unsecured notes, at a redemption price equal to 100% of the principal amount of the notes outstanding, plus accrued and unpaid interest up to, but excluding, February 21, 2012.

During June 2010, we repurchased $15,000,000 of our 4.125% convertible senior unsecured notes at par. We recognized a net loss on early debt extinguishment of $558,000 in connection with the repurchase.

On October 13, 2010, we closed a fixed price cash tender offer for any and all of our 4.125% convertible senior unsecured notes due in 2026. The convertible notes were putable to us in February 2012, August 2013, August 2016 and August 2021. The decision to tender for and retire the majority of outstanding bonds was based on our desire to take advantage of the favorable interest rate environment for long-term debt in 2010 while also avoiding the potential put of these notes in 2012, the same year that our revolving credit facility expires. As a result of this tender offer, $321,334,000 in aggregate principal amount of our 4.125% convertible senior unsecured notes due in 2026 were validly tendered, and we accepted, purchased and subsequently cancelled the notes for an aggregate purchase price of 104% of par, or approximately $334,187,360. After the tender offer an aggregate principal amount of $35,000,000 of the notes remain outstanding. We recognized a net loss on early debt extinguishment of $22,949,000 in connection with the tender offer.

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

Fixed Rate Unsecured Notes and Unsecured line of credit

On August 13, 2012, we completed an offering of $300,000,000, 10.5 year senior unsecured notes. The notes will mature on January 15, 2023 and bear interest at a fixed coupon rate of 3.375%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $295,400,000 and were used for general corporate purposes.

On September 22, 2010, we closed an offering of $300,000,000 of 10.5 year senior unsecured notes. The notes will mature on March 15, 2021 with a coupon rate of 5.20%. Net proceeds from the offering, after all discounts, commissions and issuance costs, totaled approximately $297,477,000. Proceeds from these offerings have been used for general corporate purposes, including the repayment of debt, redemption of equity securities, funding for development activities and financing for acquisitions. Pending these uses, we initially used the proceeds from these offerings to reduce borrowings under our revolving credit facility.

On January 4, 2012, we entered into a $750,000,000 revolving credit facility (the “Credit Agreement”). The Credit Agreement has an initial term of 39 months, terminates on April 3, 2015 and replaces our previous $750,000,000 revolving credit facility. Based on our current debt ratings, the revolving credit facility accrues interest at LIBOR plus 120 basis points. In addition, we pay a 0.20% annual facility fee on the total commitment of the facility.

The total principal amount in unsecured senior notes outstanding at December 31, 2012, consisted of the following:

Maturity	Unsecured Senior Note Balance	Interest Rate (Coupon)
February 2013	$40,018,000	7.13%
March 2014	50,000,000	4.70%
March 2017	300,000,000	5.50%
March 2021	300,000,000	5.20%
January 2023	300,000,000	3.38%

Total/Weighted Average Interest Rate	$990,018,000	4.79%

Secured Debt

On December 31, 2012, we had mortgage loans and a secured credit facility with a total principal amount outstanding of $741,942,000, at an effective interest rate of 5.6%, and remaining terms ranging from 1 year to 8 years.

On February 1, 2012, we prepaid the single property mortgage on Alessio for $65,866,000 prior to its scheduled maturity, with no prepayment penalty.

On August 12, 2010, we purchased an operating community totaling 226 homes located in San Jose, California, for an aggregate purchase price of $50,300,000. In connection with the acquisition, we assumed an existing $32,500,000 secured mortgage loan with a fixed interest rate of 5.74% that is scheduled to mature on September 1, 2019.

On April 30, 2010, we refinanced a single property mortgage loan totaling $59,500,000 at a fixed rate of 5.20%. The mortgage has a 10 year interest only term and is scheduled to mature on April 30, 2020. The original mortgage note had a principal amount outstanding of $31,100,000 and was scheduled to mature on October 1, 2010 at a fixed rate of 7.38%.

As of December 31, 2012, we had total outstanding debt balances of $1,731,960,000 and total outstanding shareholders’ equity and redeemable noncontrolling interests of $1,691,233,000, representing a debt to total book capitalization ratio of approximately 51%.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants throughout the year ended December 31, 2012.

We anticipate that we will continue to require outside sources of financing to meet all our long-term liquidity needs beyond 2012, including scheduled debt repayments, construction funding and property acquisitions. At December 31, 2012, we had an estimated cost of $239,200,000 to complete existing construction in progress, with funding estimated to be incurred through the fourth quarter of 2014.

Scheduled contractual obligations required for the next five years and thereafter are as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(amounts in thousands)
Long-Term Debt Obligations	$1,731,960	$70,499	$61,801	$318,348	$1,281,312
Lease Obligations	16,694	1,788	3,615	1,614	9,677

Total	$1,748,654	$72,287	$65,416	$319,962	$1,290,989

We continue to consider other sources of possible funding, including joint ventures and additional secured debt. We own unencumbered real estate assets that could be sold, contributed to joint ventures or used as collateral for financing purposes (subject to certain lender restrictions) and have encumbered assets with significant equity that could be further encumbered should other sources of capital not be available.

We have joint venture co-investments in communities that are unconsolidated and accounted for under the equity method of accounting. Management does not believe these investments have a materially different impact upon our liquidity, cash flows, capital resources, credit or market risk than our property management and ownership activities. These joint ventures are discussed in Note 4 of our Consolidated Financial Statements.

As of December 31, 2012 we have 74 wholly or majority owned operating communities with a gross book value of approximately $3,722,838,000. Eighteen of the 74 operating communities with gross book values of approximately $936,542,000 are encumbered with secured financing totaling $741,942,000. The remaining 56 operating communities are unencumbered with an approximate gross book value of $2,786,296,000.

On January 4, 2012, we amended and restated our revolving credit facility (the “Credit Agreement”). Majority owned subsidiaries no longer guarantee our revolving credit facility.

Under applicable accounting guidance, the managing member of a limited liability company, or LLC, is presumed to control the LLC unless the non-managing member(s) have certain rights that preclude the managing member from exercising unilateral control. We have reviewed our control as the managing member of our joint venture assets held in LLCs and concluded that we do not have control over any of those LLCs we manage. Consequently, we have applied the equity method of accounting to our investments in joint ventures. We consolidate entities not deemed to be variable interest entities that we have the ability to control. The accompanying consolidated financial statements include our accounts, the Operating Company and other controlled subsidiaries. At December 31, 2012, we owned 100% of the Operating Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Where possible, we stage construction to allow leasing and occupancy during the construction period, which we believe minimizes the duration of the lease-up period following completion of construction. Our accounting policy related to communities in the development and leasing phase is to expense all operating expenses associated with completed apartment homes, including costs associated with the lease up of the development. Projects under development are carried at cost, including direct and indirect costs incurred to ready the assets for their intended use and which are specifically identifiable, including interest and property taxes until homes are placed in service. Interest is capitalized on the construction in progress at a rate equal to our weighted average cost of debt. We have a development group which manages the design, development and construction of apartment communities. Project costs related to the development and construction of apartment communities (including interest and related loan fees, property taxes, and other direct costs including municipal fees, permits, architecture, engineering and other professional fees) are capitalized as a cost of the project. Indirect development costs, including salaries, share based payment and bonuses, benefits, office rent, and associated costs for those individuals directly responsible for development activities are also capitalized and allocated to the projects based on development and construction personnel time allocations. Capitalized indirect development costs totaled approximately $10,738,000, $12,178,000 and $8,433,000 for the twelve month periods ended December 31, 2012, 2011 and 2010, respectively. Indirect costs not related to development and construction activity are expensed as incurred. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and expenditures that increase the value of the property or extend its useful life are capitalized.

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

In accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets, our investments in real estate are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of estimated fair value are based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimate fair value is warranted. Impairment is first triggered when the carrying amount of an asset may not be recoverable. To determine impairment, the test consists of comparing the undiscounted net cash flows expected to be produced by the asset to the carrying value of the asset. If the total future net cash flows thus determined are less than the carrying amount of the real estate, impairment exists. If impairment exists and the carrying amount of the real estate exceeds its fair value, an impairment loss is recognized equal to the amount of the excess carrying amount. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2012, 2011 and 2010, we did not record any impairment losses for wholly-owned operating real estate assets.

We also assess land held for development for impairment if our intent changes with respect to the development of the land. During the quarter ended September 30, 2012, we recorded a $15,000,000 non cash asset impairment charge on land held for development located in Anaheim, CA, as a result of our decision to sell the site and no longer proceed with development. Our change in intent to pursue disposition of the land rather than holding for development triggered the determination that an impairment of the basis for the land existed. As a result of this decision, we concluded that indicators of impairment existed and a reduction in the carrying value to estimated fair value was warranted for the land. This charge was the result of an analysis of the land’s estimated fair value (based on market assumptions and comparable sales data) compared to its current capitalized carrying value. There was no land held for development for which an adjustment for impairment in value was made in 2011 or 2010.

In the normal course of business, we will receive offers for sale of our communities, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. We classify real estate as “held for sale” when all criteria under the FASB guidance has been met.

The guidance also requires that the results of operations of any communities that have been sold, or otherwise qualify as held for sale, be presented as discontinued operations in the consolidated financial statements in all periods presented. The community specific real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation ceases once an asset is classified as held for sale. As of December 31, 2012, there was $23,065,000 of reported real estate held for sale, net, relating to our Anaheim, California land site we are in the process of selling.

Stock-Based Compensation

FASB guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant date fair values.

Stock-based compensation cost is measured at the grant date fair value and is recognized, net of estimated forfeitures, as expense ratably over the requisite service period, which is generally the vesting period. The cost related to stock-based compensation included in the determination of consolidated net income includes all awards outstanding that vested during these periods.

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

In June 2009, the Financial Accounting Standards Board changed the consolidation analysis for VIEs to require a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The guidance requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment. The new guidance was effective for us beginning January 1, 2010. Additional disclosures for VIEs are required, including a description about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE.

Under the guidance, an entity is a VIE and subject to consolidation, if by design a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. We reviewed the consolidation guidance and concluded that joint venture LLCs are not VIEs. We further reviewed the management fees paid to us by our joint ventures and determined that they do not create variable interests in the entities. As of December 31, 2012, we have no land purchase options outstanding requiring evaluation as VIEs and potential consolidation. We have concluded that there is no impact on the financial statements as a result of the adoption of the guidance.

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

We consolidate entities not deemed to be VIEs that we have the ability to control. The accompanying consolidated financial statements include our accounts, the Operating Company and other controlled subsidiaries. At December 31, 2012, we owned 100% of the Operating Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Impact of Inflation

Approximately 99% of our total revenues for 2012 were derived from apartment communities. Due to the short-term nature of most apartment unit leases (typically one year or less), we may seek to adjust rents to mitigate the impact of inflation upon renewal of existing leases or commencement of new leases, although we cannot assure that we will be able to adjust rents in response to inflation. In addition, market rates may also fluctuate due to short-term leases and other permitted and non-permitted lease terminations.

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

The quarterly common dividend payment of $0.385 is equivalent to $1.54 per common share on an annualized basis. Cash dividends per common share were $1.50 in 2011 and $1.50 in 2010. Dividends paid for the years ended December 31 are summarized below:

	2012	2011	2010
Quarterly Dividend	$0.385	$0.375	$0.375
Annual Dividend	$1.540	$1.500	$1.500
Dividends paid to Common Shareholders	$118,665,000	$109,482,000	$93,741,000
Dividends paid to Preferred Shareholders	$3,645,000	$7,655,000	$11,813,000

Distributions accrued and paid to noncontrolling interests were $413,000, $1,168,000 and $1,446,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in short-term LIBOR interest rates. We do not have any direct foreign exchange or other significant market risk.

Our exposure to market risk for changes in interest rates relates primarily to our revolving credit facility. We primarily enter into fixed and variable rate debt obligations to support general corporate purposes, including acquisitions and development, capital expenditures and working capital needs. We continuously evaluate our level of variable rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment.

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

The fair values of our financial instruments (including such items in the financial statement captions as cash, other assets, accounts payable and accrued expenses, and lines of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of our mortgage loans and unsecured senior notes is approximately $1,427,413,000 at December 31, 2012, as compared with a carrying value of $1,731,960,000 at that date.

We had zero and $129,000,000 in variable rate debt outstanding at December 31, 2012 and 2011, respectively. A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately zero and $240,000 on our earnings and cash flows based on these period-end debt levels and our average variable interest rates for the twelve months ended December 31, 2012 and 2011, respectively. We cannot predict the effect of adverse changes in interest rates on our variable rate debt and, therefore, our exposure to market risk, nor can we assure that fixed rate, long-term debt will be available to us at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

As of December 31, 2012, the end of the quarter and fiscal year covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us on the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, using the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of:

BRE Properties, Inc

We have audited BRE Properties, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BRE Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, BRE Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BRE Properties, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of BRE Properties, Inc. and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, CA

February 15, 2013

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

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Identification of Directors. The information required by this Item is incorporated herein by reference to our Proxy Statement relating to our 2012 Annual Meeting of Shareholders, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012. A summary of the directors and their principal business for the last five years follows:

Paula F. Downey	Ms. Downey has been our Director since March 2008. Currently, Ms. Downey is President and CEO of the California State Automobile Association Inter-Insurance Bureau. She served as President of AAA Northern California, Nevada and Utah (CSAA) from 2005 to 2010. She was Chief Operations Officer from 2003 through 2005 and Senior Vice President and Chief Financial Officer from 2000 to 2003, and was named CEO in July of 2010. Ms. Downey serves as an officer of California State Automobile Association, California State Automobile Association Inter-Insurance Bureau, and as a director of their subsidiaries including Pacific Lighthouse Reinsurance Ltd., Western United Insurance Company, CSAA Life and Financial Services, Inc., ACA Insurance Company, ACA Member Services Company, and Ceres Reinsurance, Inc. Ms. Downey is 57 years old.

Irving F. Lyons, III	Mr. Lyons has been our Director since 2006. Mr. Lyons currently serves on the Board of Directors of Equinix, Inc. and Prologis. He served as Vice Chairman of ProLogis, a global provider of distribution facilities and services, from 2001 through May 2006. He was Chief Investment Officer from March 1997 to December 2004, and held several other executive positions since joining ProLogis in 1993. Prior to joining ProLogis, he was a Managing Partner of King & Lyons, a San Francisco Bay Area industrial real estate development and management company, since its inception in 1979. Mr. Lyons is 63 years old.

Christopher J. McGurk	Mr. McGurk has been our Director since 2006. Currently, Mr. McGurk is Chairman and Chief Executive Officer of Cinedigm Digital Cinema Corporation, a NASDAQ-listed provider of digital services, advertising, software and content distribution to theaters. From 2006 to 2010, Mr. McGurk served as CEO of Overture Films, a motion picture studio. Prior to his post at Overture Films, Mr. McGurk served as Vice Chairman and COO of Metro-Goldwyn-Mayer, Inc. (MGM), a motion picture, television, home video, and theatrical production and distribution company, from 1999 to 2005. From 1996 to 1999, Mr. McGurk served in executive capacities with Universal Pictures, a division of Universal Studios Inc., most recently as President and COO. Mr. McGurk is 56 years old.

Matthew T. Medeiros	Mr. Medeiros has been our Director since 2005. Mr. Medeiros has served as President, Chief Executive Officer and Director of SonicWALL, a global Internet security company, since March 2003. From 1998 to December 2002, he served as Chief Executive Officer of Philips Components, a division of Royal Philips Electronics, a consumer electronics company. Mr. Medeiros served as Chairman of the Board, LG.Philips LCD, a liquid crystal display joint venture, from 2001 to 2002. Mr. Medeiros is 56 years old.

Constance B. Moore	Ms. Moore has been our Director since 2002. Ms. Moore has served as President and Chief Executive Officer of the Company since January 1, 2005, and was President and Chief Operating Officer in 2004. Ms. Moore was Executive Vice President and Chief Operating Officer of BRE from July 2002 through December 2003. She held several executive positions with Security Capital Group & Affiliates, an international real estate operating and investment management company, from 1993 to 2002, including Co-Chairman and Chief Operating Officer of Archstone-Smith Trust. Ms. Moore is 57 years old.

Jeanne R. Myerson	Ms. Myerson has been our Director since 2002. Ms. Myerson has served as President and Chief Executive Officer of The Swig Company, a private real estate investment firm, since 1997. She served as President and Chief Executive Officer of The Bailard, Biehl & Kaiser REIT from 1993 to 1997. Ms. Myerson is 59 years old.

Jeffrey T. Pero	Mr. Pero has been our director since 2009. Mr. Pero currently serves on the Board of Directors of Redwood Trust, Inc. He is a former partner of Latham & Watkins (LW), an international law firm, and has been engaged in the practice of law since 1971. As partner, his focus was public and private debt and equity financings; mergers and acquisitions; corporate governance; and compliance with U.S. securities laws. He has lectured extensively on these topics in the United States and England. Mr. Pero also served as primary outside counsel to several publicly traded companies, including BRE. He served as the managing partner of the LW London office from 1990 to 1994. Mr. Pero is 66 years old.

Thomas E. Robinson	Mr. Robinson has been our Director since 2007. Currently, Mr. Robinson is senior advisor to the real estate investment banking group at Stifel, Nicolaus & Company, Inc., St. Louis, MO and its prior affiliate Legg Mason, where he was previously a managing director. Prior to that position he served as the president and chief financial officer of Storage USA, Inc., from 1994-1997. Mr. Robinson currently serves on the Tanger Factory Outlet Centers, Inc. board of directors, is a former trustee/director of Centerpoint Communities Trust and Legg Mason Real Estate Investors, Inc., and a past member of the board of governors of the National Association of Real Estate Investment Trusts (NAREIT). Mr. Robinson is 65 years old.

Dennis E. Singleton	Mr. Singleton has been our director since 2009. Mr. Singleton currently serves on the Board of Directors of Digital Realty Trust, Inc; as vice chairman of the board of trustees of Lehigh University; and is a board member and past president of the Glaucoma Research Foundation. Mr. Singleton was a founding partner of Spieker Communities, Inc., a Northern California-based commercial real estate investment trust (REIT), which was acquired by Equity Office Communities, Inc. in 2003. Mr. Singleton served as Chief Financial Officer and Director of Spieker Communities, Inc. from 1993 to 1995, Chief Investment Officer and Director from 1995 to 1997, and Vice Chairman and Director from 1998 to 2001. Mr. Singleton is 67 years old.

Thomas P. Sullivan	Mr. Sullivan has been our director since 2009. He controls Westwood Interests, a privately-held, San Francisco-based firm active in real estate investments and developments in the Bay Area, including several office development projects in the Silicon Valley. Prior to forming Westwood, he was a founding partner of Wilson Meany Sullivan, a San Francisco development firm focused on urban infill locations on the West Coast. Mr. Sullivan has played a major role in the development of large-scale, technologically innovative projects in San Francisco, most notably Foundry Square, the Ferry Building and 250 Embarcadero (headquarters of Gap, Inc.), as well as several urban infill residential development projects. Prior to WMS, Mr. Sullivan served as President of Wilson/Equity Office, a joint venture between Equity Office Properties Trust and William Wilson and Associates; and as Senior Vice President at William Wilson & Associates. Mr. Sullivan was selected by the Nominating & Governance Committee due to his experience with real estate and development and his advisory roles in Bay Area organizations. Mr. Sullivan is 55 years old.

(b)	Identification of Executive Officers. See “Executive Officers of the Registrant” in Part I of this report.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2013 Annual Meeting of Shareholders, under the headings “Executive Compensation and Other Information” and “Election of Directors—Governance, Board and Committee Meetings; Compensation of Directors,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2013 Annual Meeting of Shareholders, under the heading “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2013 Annual Meeting of Shareholders, under the headings “Certain Relationships and Related Transactions,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement, relating to our 2013 Annual Meeting of Shareholders, under the headings “Report of the Audit Committee” and “Fees of Ernst & Young LLP,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

1.	Financial Statements:

2.	Financial Statement Schedule:

Schedule III—Real Estate and Accumulated Depreciation	88

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

Dated: February 15, 2013

BRE PROPERTIES, INC.

By:	/s/ CONSTANCE B. MOORE
Constance B. Moore President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CONSTANCE B. MOORE Constance B. Moore	President, Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2013

/s/ JOHN A. SCHISSEL John A. Schissel	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 15, 2013

/s/ PETER C. OLSON Peter C. Olson	Chief Accounting Officer (Principal Accounting Officer)	February 15, 2013

/s/ PAULA F. DOWNEY Paula Downey	Director	February 15, 2013

/s/ IRVING F. LYONS, III Irving F. Lyons, III	Director	February 15, 2013

/s/ CHRISTOPHER J. MCGURK Christopher J. McGurk	Director	February 15, 2013

/s/ MATTHEW T. MEDEIROS Matthew T. Medeiros	Director	February 15, 2013

/s/ JEANNE R. MYERSON Jeanne R. Myerson	Director	February 15, 2013

/s/ JEFFREY T. PERO Jeffrey T. Pero	Director	February 15, 2013

/s/ THOMAS E. ROBINSON Thomas E. Robinson	Director	February 15, 2013

/s/ DENNIS E. SINGLETON Dennis E. Singleton	Director	February 15, 2013

/s/ THOMAS P. SULLIVAN Thomas P. Sullivan	Director	February 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of BRE Properties, Inc.

We have audited the accompanying consolidated balance sheets of BRE Properties, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRE Properties, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BRE Properties, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

February 15, 2013

BRE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 31,
	2012	2011
A S S E T S
Real estate portfolio
Direct investments in real estate:
Investments in rental communities	$3,722,838	$3,607,045
Construction in progress	302,263	246,347
Less: Accumulated depreciation	(811,187)	(729,151)

	3,213,914	3,124,241

Equity interests in and advances to real estate joint ventures:
Investments in rental communities	40,753	63,313
Real estate held for sale, net	23,065	—
Land under development	104,675	101,023

Total real estate portfolio	3,382,407	3,288,577
Cash	62,241	9,600
Other assets	54,334	54,444

Total assets	$3,498,982	$3,352,621

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Unsecured senior notes	$990,018	$724,957
Unsecured line of credit	—	129,000
Mortgage loans payable	741,942	808,714
Accounts payable and accrued expenses	75,789	63,273

Total liabilities	1,807,749	1,725,944

Redeemable noncontrolling interests	4,751	16,228

Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized at both December 31, 2012 and 2011; 2,159,715 and 2,159,715 shares with $25 liquidation preference, issued and outstanding at December 31, 2012 and December 31, 2011	22	22
Common stock, $0.01 par value; 100,000,000 shares authorized at both December 31, 2012 and 2011; 76,925,351 and 75,556,167 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	769	756
Additional paid-in capital	1,879,250	1,818,064
Accumulated net income less than cumulative dividends	(193,559)	(208,393)

Total shareholders’ equity	1,686,482	1,610,449

Total liabilities and shareholders’ equity	$3,498,982	$3,352,621

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Years ended December 31,
	2012	2011	2010
Revenue
Rental income	$374,982	$349,667	$314,722
Ancillary income	15,156	13,392	12,033

Total rental revenue	390,138	363,059	326,755

Expenses
Real estate	122,996	116,814	106,248
Provision for depreciation	100,518	101,047	88,490
Interest	68,467	74,964	84,894
General and administrative	22,848	21,768	20,570
Other expenses	15,000	402	5,298

Total expenses	329,829	314,995	305,500

Other income	2,530	2,536	2,934
Net loss on extinguishment of debt	—	—	(23,507)
Income before noncontrolling interests, partnership income and discontinued operations	62,839	50,600	682
Income from unconsolidated entities	2,644	2,888	2,178
Gain on sale of unconsolidated entities	6,025	4,270	—

Income from continuing operations	71,508	57,758	2,860
Net gain on sales of discontinued operations	62,136	14,489	40,111
Discontinued operations, net	3,913	6,808	11,864

Income from discontinued operations	66,049	21,297	51,975
Net Income	$137,557	$79,055	$54,835
Redeemable noncontrolling interest in income	413	1,168	1,446
Net income attributable to controlling interests	137,144	77,887	53,389
Redemption related preferred stock issuance costs, net	—	3,771	—
Dividends attributable to preferred stock	3,645	7,655	11,813

Net income available to common shareholders	$133,499	$66,461	$41,576

Per common share data—Basic
Income/ (loss) from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.88	$0.63	$(0.17)
Income from discontinued operations	0.86	0.30	0.84

Net income available to common shareholders	$1.74	$0.93	$0.67

Weighted average common shares outstanding—basic	76,567	71,220	61,420

Per common share data—Diluted
Income/(loss) from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.88	$0.63	$(0.17)
Income from discontinued operations	0.86	0.30	0.84

Net income available to common shareholders	$1.74	$0.93	$0.67

Weighted average common shares outstanding—diluted	76,920	71,670	61,850

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$137,557	$79,055	$54,835
Adjustments to reconcile net income to net cash flows generated by operating activities:
Net gain on sales of discontinued operations	(62,136)	(14,489)	(40,111)
Net gain on sales of unconsolidated entities	(6,025)	(4,270)	—
Net loss on extinguishment of debt	—	—	23,507
Non cash asset impairment charge	15,000	—	—
Non cash interest on convertible debt	36	322	4,778
Income from unconsolidated entities	(2,644)	(2,888)	(2,178)
Distributions of earnings from unconsolidated entities	4,253	4,263	3,564
Provision for depreciation	100,518	101,047	88,490
Provision for depreciation from discontinued operations	1,100	2,893	5,894
Amortization of deferred financing costs	2,960	2,223	2,907
Non cash stock based compensation expense	5,754	4,697	4,785
Change in other assets	(5,349)	(5,147)	(1,322)
Change in accounts payable and accrued expenses	10,863	4,471	(4,430)

Net cash flows generated by operating activities	201,887	172,177	140,719

Cash flows from investing activities
Purchase of operating real estate	—	(170,127)	(259,600)
Additions to land under development and predevelopment costs	(37,989)	(27,666)	(25,117)
Additions to construction in progress	(146,632)	(50,083)	(27,513)
Rehabilitation expenditures and other	(34,420)	(15,869)	(5,944)
Capital expenditures	(19,959)	(21,162)	(23,051)
Contributions to real estate joint venture	—	(8,743)	—
Purchase of land	(11,400)	(46,500)	(19,000)
Proceeds from sale of consolidated joint venture entities	26,919	9,349	—
Improvements to real estate joint ventures	—	—	(614)
Additions to furniture fixture and equipment	—	(30)	(127)
Proceeds from sales of rental property, net of closing costs	88,236	63,486	163,705

Net cash flows used in investing activities	(135,245)	(267,345)	(197,261)

Cash flows from financing activities
Principal payments on mortgage loans and unsecured senior notes	(66,772)	(2,128)	(2,165)
Proceeds from new mortgage loans, net	—	—	28,350
Proceeds from issuance of unsecured senior notes, net	295,406	—	297,477
Premium to par paid on convertible notes repurchase	—	—	(12,853)
Repayment/repurchase of unsecured notes	(35,000)	(48,545)	(366,913)
Lines of credit:
Advances	193,000	454,000	590,000
Repayments	(322,000)	(534,000)	(669,000)
Proceeds from exercises of stock options and other, net	8,249	7,647	17,931
Shares retired for tax withholding	(2,982)	(2,625)	(4,780)
Redemption of preferred stock	—	(120,496)	—
Proceeds from dividend reinvestment plan	999	1,020	822
Proceeds from issuance of common stock, net	38,905	483,949	287,903
Cash dividends paid to common shareholders	(118,665)	(109,482)	(93,741)
Cash dividends paid to preferred shareholders	(3,645)	(7,655)	(11,813)
Redeemable noncontrolling interests redemption activity	—	(21,876)	(2,759)
Redeemable other noncontrolling interests redemption activity	(1,083)	—	—
Distributions to redeemable noncontrolling interests	—	(978)	(796)
Distributions to other redeemable noncontrolling interests	(413)	(420)	(420)

Net cash flows (used in) provided by financing activities	(14,001)	98,411	57,243

Change in cash	52,641	3,243	701

Balance at beginning of year	$9,600	$6,357	$5,656

Balance at end of year	$62,241	$9,600	$6,357

See Accompanying Notes to Consolidated Financial Statement

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2012	2011	2010
Supplemental information
Cash paid for interest, net of amounts capitalized	$65,355	$75,576	$79,570

Transfers of direct investments in real estate-construction in progress to investments in rental properties	$104,423	$—	$119,698

Transfer of land under development to direct investments in real estate—construction in progress	$—	$157,410	$21,234

Transfer of other assets to construction in progress and land under development	$3,981	$—	$5,094

Transfer of land under development to real estate held for sale, net	$23,000	$—	$—

Change in accrued development costs for construction in progress and land under development	($20)	($8,486)	$2,667

Conversion of redeemable noncontrolling interest units into common stock	($4,332)	$—	$2,049

Transfer of investment in rental communities to real estate held for sale	$—	$50,830	$125,714

Change in accrued improvements to direct investments in real estate cost	$1,066	$1,055	$1,242

Change in redemption related preferred stock issuance costs	$—	$3,771	$—

Change in redemption value of redeemable noncontrolling interests into common stock	($3,789)	($3,238)	($6,069)

Mortgage note assumed in acquisition of real estate property	—	—	$32,500

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

	Years ended December 31,
	2012	2011	2010
Common stock shares
Balance at beginning of year	75,556,167	64,675,815	55,136,359
Stock options exercised, net of shares tendered	265,708	249,474	592,823
Conversion of Operating Company units to common shares	160,882	—	76,097
Vested restricted shares net of shares tendered	107,328	117,449	218,572
Shares issued pursuant to dividend reinvestment plan	20,221	21,892	20,909
Common stock issuance	815,045	10,491,537	8,631,055

Balance at end of year	76,925,351	75,556,167	64,675,815

Preferred stock shares
Balance at beginning of year	2,159,715	7,000,000	7,000,000
Repurchased shares	—	(4,840,285)	—

Balance at end of year	2,159,715	2,159,715	7,000,000

Common stock (at par)
Balance at beginning of year	$756	$647	$551
Stock options exercised	3	3	6
Conversion of Operating Company units to common shares	1	—	1
Vested restricted shares	1	1	2
Shares issued pursuant to dividend reinvestment plan	—	—	1
Common stock issuance	8	105	86

Balance at end of year	$769	$756	$647

Preferred stock
Balance at beginning of year	$22	$70	$70
Repurchased shares	—	(48)	—

Balance at end of year	$22	$22	$70

Additional paid-in capital
Balance at beginning of year	$1,818,064	$1,441,048	$1,135,505
Stock option exercises	8,499	7,898	18,381
Stock-based compensation	7,907	7,047	7,780
Shares retired for tax withholding	(2,982)	(2,625)	(4,779)
Conversion of Operating Company units to common shares	4,332	—	2,049
Change in redemption value on redeemable noncontrolling interests	3,789	(3,238)	(6,069)
Dividend reinvestment plan	998	1,020	822
Preferred stock redemption, net of discount on repurchase	—	(116,677)	—
Common stock issuance, net	38,896	483,844	287,816
Other	(253)	(253)	(457)

Balance at end of year	$1,879,250	$1,818,064	$1,441,048

Accumulated net income less than cumulative dividends
Balance at beginning of year	$(208,393)	$(165,372)	$(113,207)
Net income for year	137,557	79,055	54,835
Cash dividends declared and paid to common shareholders: $1.54 per common share for the year ended December 31, 2012, $1.50 per common share for the year ended December 31, 2011 and $1.50 for the year ended December 31, 2010	(118,665)	(109,482)	(93,741)
Cash dividends declared and paid to preferred shareholders (see Note 10)	(3,645)	(7,655)	(11,813)
Preferred stock redemption, original issuance costs	—	(3,771)	—
Redeemable noncontrolling interest in income	(413)	(1,168)	(1,446)

Balance at end of year	$(193,559)	$(208,393)	$(165,372)

Total shareholders’ equity	$1,686,482	$1,610,499	$1,276,393

Redeemable noncontrolling interests
Balance at beginning of year	$16,228	$34,866	$33,605
Redeemable non controlling interest in income	413	1,168	1,446
Distributions paid and accrued to redeemable noncontrolling interest	(413)	(1,168)	(1,446)
Conversion/ redemption activity	(7,688)	(21,876)	(4,808)
Change in redemption value of redeemable noncontrolling interests	(3,789)	3,238	6,069

Balance at end of year	$4,751	$16,228	$34,866

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company

BRE Properties, Inc., a Maryland corporation (“BRE” or the “Company”), was formed in 1970. BRE is a self-administered real estate investment trust (“REIT”) focused on the development, acquisition and management of multifamily apartment communities primarily located in the major metropolitan markets within the State of California, and in the Seattle, Washington region. At December 31, 2012, BRE owned directly or through wholly or majority owned subsidiaries, 74 multifamily communities (aggregating 21,160 homes), classified as direct investments in real estate-investments in rental communities on the accompanying consolidated balance sheets. Of these communities, 59 were located in California, 13 in Washington, and two in Arizona. In addition, at December 31, 2012, there were seven communities under various stages of construction and development, including four directly owned communities with 1,188 homes classified as direct investments in real estate-construction in progress and three land parcels which are classified as land under development. BRE also holds a 35% interest in one real estate Limited Liability Company (LLC) that owns one multifamily community with a total of 252 homes and a 15% interest in seven LLC’s that own seven multifamily communities with a total of 2,612 homes at December 31, 2012.

The Operating Company

In November 1997, BRE acquired 16 completed communities and eight development communities from certain entities of Trammell Crow Residential-West (the “Transaction”) pursuant to a definitive agreement (the “Contribution Agreement”). BRE paid a total of approximately $160,000,000 in cash and issued $100,000,000 in common stock based on a stock price of $26.93 per share, as provided for in the Contribution Agreement. In addition, certain entities received Operating Company Units (“OC Units”) valued at $76,000,000 in BRE Property Investors LLC (the “Operating Company”), a Delaware limited liability company and a majority owned subsidiary of BRE. The Operating Company assumed approximately $120,000,000 in debt in connection with this purchase. Substantially all of the communities acquired in the Transaction are owned by the Operating Company, which was formed by BRE for the purpose of acquiring the communities in the Transaction.

During the year ended December 31, 2012, the final 160,882 OC units in BRE Property investors LLC were redeemed for BRE common stock and as of December 31, 2012, there were no Operating Company units outstanding and BRE is the sole managing member and sole owner of the Operating Company. The OC units held by non-managing members were included in redeemable noncontrolling interests in the Company’s consolidated financial statements through February 2012, when all remaining units were converted to common stock. Starting in November 1999, non-managing members of the Operating Company could exchange their units for cash in an amount equal to the market value of BRE common stock at the time of the exchange or, at the option of the Company, BRE common stock on a 1:1 basis.

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

Under the guidance, an entity is a VIE and subject to consolidation, if by design a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company has reviewed the consolidation guidance and concluded that the joint ventures LLCs are not VIEs. The Company has also reviewed the management fees paid to it by its joint ventures and determined that they do not create variable interests in the entities. As of December 31, 2012, the Company had no land purchase options outstanding from third party entities.

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

BRE consolidates entities not deemed to be VIEs that it has the ability to control. The accompanying consolidated financial statements include the accounts of the Company, the Operating Company and other controlled subsidiaries. At December 31, 2012, BRE owned 100% of the Operating Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate communities, its investments in and advances to joint ventures, its accrued liabilities, its performance-based equity compensation awards, and its qualification as a REIT. The Company bases its estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

Investments in Rental Communities

Rental communities are recorded at cost, less accumulated depreciation, less an adjustment, if any, for impairment. All communities are held for leasing activities. A land value is assigned based on the purchase price if land is acquired separately, or based on estimated market rates if acquired in a merger or in an operating community acquisition. In connection with the acquisition of an operating community, the Company performs a valuation, allocating to each asset and liability acquired in such transaction its relative fair value at the date of acquisition. The purchase price allocations to tangible assets, such as land, buildings and improvements, and furniture, fixtures and equipment, are reflected in investments in rental communities and depreciated over their estimated useful lives. Any purchase price allocation to intangible assets, such as in-place leases, is included in investments in rental communities and amortized over the average remaining lease term of the acquired leases. The fair value of acquired in-place leases is determined based on the estimated cost to replace such leases, including foregone rents during an assumed re-lease period, as well as the impact on projected cash flow of acquired leases with leased rents above or below current market rents.

Where possible, the Company stages its construction to allow leasing and occupancy during the construction period, which BRE believes minimizes the duration of the lease-up period following completion of construction. The Company’s accounting policy related to communities in the development and leasing phase is to expense all operating expenses associated with completed apartment homes, including costs associated with the lease up of the development. Projects under development are carried at cost, including direct and indirect costs incurred to ready the assets for their intended use and which are specifically identifiable, including interest and property taxes until homes are placed in service. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. The Company has a development group which manages the design, development and construction of apartment communities. Project costs related to the development and construction of apartment communities (including interest and related loan fees, property taxes, and other direct costs including municipal fees, permits, architecture, engineering and other professional fees) are capitalized as a cost of the project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for development activities are also capitalized and allocated to the projects to which they relate. Capitalized payroll totaled approximately $10,738,000, $12,178,000, and $8,433,000 for the twelve month periods ended December 31, 2012, 2011 and 2010, respectively. Indirect costs not related to development and construction activity are expensed as incurred. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and expenditures that increase the value of the property or extend its useful life are capitalized.

Direct investment development projects are considered placed in service as certificates of occupancy are issued and the homes become ready for occupancy. Depreciation begins once homes are placed in service. Land acquired for development is capitalized and reported as Land under development until the development plan for the land is finalized. Once the development plan is finalized and construction contracts are signed, the costs are transferred to the balance sheet line item Construction in progress.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which generally range from 35 to 40 years for buildings and three to ten years for other property.

In accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets, the Company’s investments in real estate are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of estimated fair value are based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimate fair value is warranted. Impairment is first triggered when the carrying amount of an asset may not be recoverable. To determine impairment, the test consists of comparing the undiscounted net cash flows expected to be produced by the asset to the carrying value of the asset. If the total future net cash flows thus determined are less than the carrying amount of the real estate, impairment exists. If impairment exists and the carrying amount of the real estate exceeds its fair value, an impairment loss is recognized equal to the amount of the excess carrying amount. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2012, 2011 and 2010, the Company did not record any impairment losses for wholly-owned operating real estate assets.

The Company also assess land held for development for impairment if the intent changes with respect to the development of the land. During the quarter ended September 30, 2012, the Company recorded a $15,000,000 non cash asset impairment charge on land held for development located in Anaheim, CA, as a result of changes in the future plans to develop the project. The change in intent to pursue disposition of the land rather than holding for development triggered the determination that an impairment of the basis for the land existed. As a result of this decision, the Company concluded that indicators of impairment existed and a reduction in the carrying value to estimated fair value was warranted for the land. This charge was the result of an analysis of the land’s estimated fair value (based on market assumptions and comparable sales data) compared to its current capitalized carrying value. There was no land held for development for which an adjustment for impairment in value was made in 2011 or 2010.

FASB guidance also requires that the results of operations of any communities that have been sold, or otherwise qualify as held for sale, be presented as discontinued operations in the Company’s consolidated financial statements in all periods presented. The community specific real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation ceases once an asset is classified as held for sale.

Assets Held for Sale and Discontinued Operations

In the normal course of business, BRE will receive offers for sale of its communities, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. The Company classifies real estate as “held for sale” when all of the following criteria have been met: management has committed to a plan to sell the asset, the asset is available for immediate sale in its present condition, an active program to locate a buyer has been initiated, the sale of the asset is probable within one year, the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

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

As of December 31, 2012, $23,065,000 of land located in Anaheim, CA was held for sale. There were no operating communities held for sale on December 31, 2012.

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

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests include redeemable OC units and are recorded at their current redemption value. Increases or decreases in the redemption value of the redeemable OC units are recorded against additional paid-in capital. The redeemable noncontrolling interest amount related to the OC units is reclassified to Common stock and Additional paid-in capital at conversion. As of December 31, 2012, there were no redeemable OC units outstanding.

On Decemember 21, 2012, a redeemable noncontrolling interest partner exercised its redemption rights to its membership interest in the Meridian Apartments LLC investment. The Meridian Apartments LLC investment solely owns the community Pinnacle City Center. The redemption resulted in a decrease in redeemable noncontrolling interests of $3,356,000. As of December 31, 2012, there is $4,751,000 of other redeemable noncontrolling interest stated at redemption value.

Rental Revenue

Rental income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. There were no contingent rental payments or percentage rents in the three years ended December 31, 2012, 2011 and 2010. Rent concessions are amortized over the lives of the related leases.

Other Income

Other income totaled for the years ended December 31, 2012, 2011 and 2010 is comprised of the following:

	Years Ended December 31,
	2012	2011	2010
Joint venture management fees	$1,637,000	$1,843,000	$1,715,000
Interest income	377,000	369,000	555,000
Legal and insurance settlements	133,000	40,000	530,000
Disposition fee	227,000	144,000	—
Other	156,000	140,000	134,000

Total	$2,530,000	$2,536,000	$2,934,000

Other Expenses

Other expenses for the three years ended December 31, 2012 are comprised of the following:

	Years Ended December 31,
	2012		2011	2010
Acquisition costs	$—		$402,000	$3,998,000
Severance charge	—		—	1,300,000	(1)
Impairment charge	15,000,000	(2)	—	—

Total	$15,000,000		$402,000	$5,298,000

(1)	Represents one-time charge associated with the resignation of the Company’s Chief Operating Officer.
(2)	Represents a $15,000,000 non cash impairment charge to write down a land site to its estimated fair value less cost of disposal, as a result of changes in the future plans to develop the project.

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

Deferred Costs

Included in Other assets are costs incurred in obtaining debt financing that are deferred and amortized over the terms of the respective debt agreements as interest expense. Related amortization expense is included in Interest expense in the accompanying consolidated statements of income. Net deferred financing costs included in Other assets in the accompanying consolidated balance sheets are $14,654,000 and $8,431,000 as of December 31, 2012, and 2011, respectively. Amortization of deferred costs totaled $2,960,000, $2,223,000 and $2,907,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Income Taxes

BRE has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As a result, BRE will not be subject to federal taxation at the corporate level to the extent it distributes, annually, at least 90% of its REIT taxable income, as defined by the Code, to its shareholders and satisfies certain other requirements. To the extent that the Company does not distribute all of its net capital gain, or distribute at least 90%, but less than 100%, of its “REIT taxable income,” as adjusted, the Company will be required to pay tax on the undistributed amount at regular corporate tax rates.

In addition, the states in which BRE owns and operates real estate communities have provisions equivalent to the federal REIT provisions. Management believes that all conditions to qualify as a REIT have been met for all periods presented. Accordingly, no provision has been made for federal or state income taxes at the REIT level in the accompanying consolidated financial statements.

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

The Company’s redeemable noncontrolling interests that have a conversion feature are required to be marked to redemption value at each reporting period. The maximum redemption amount of the redeemable noncontrolling interests is contingent on the fair value of the Company’s common stock at the redemption date, and therefore the amount reported on the consolidated balance sheet is calculated based on the fair value of the Company’s common stock as of the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests are classified as Level 2. During the first quarter of 2012, all outstanding Operating Company units recorded in redeemable noncontrolling interests were converted to shares of common stock, and a decrease in redeemable noncontrolling interests of $3,789,000 was recorded to adjust the noncontrolling interest to its final redemption value with an offsetting change in additional paid in capital. As of December 31, 2012, no Operating Company units remain outstanding. As of December 31, 2012, there is $4,751,000 of other noncontrolling interest stated at its fixed redemption value.

The estimated fair values of investment securities classified as deferred compensation plan investments are based on quoted market prices utilizing public information for the same transactions and are therefore classified as Level 1. The Company’s deferred compensation plan investments are recorded in Other assets and totaled $4,111,000 and $3,668,000 at December 31, 2012 and at December 31, 2011.

There were no transfers of assets measured at fair value between Level 1 and Level 2 of the fair value hierarchy for the twelve months ended December 31, 2012.

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

During 2012, a $15,000,000 non cash impairment charge was recorded in Other expenses in conjunction with the decision to sell land in Anaheim, California that the Company previously intended to develop. The Company’s real estate asset impairment charge (level 3) was the result of an analysis of the land’s fair value (based on market assumptions and comparable sales data) compared to its current capitalized carrying value. As of December 31, 2012, the capitalized carrying value of the land approximates fair value, net of the $15,000,000 impairment charge. The land is classified as Real estate held for sale, net in the consolidated balance sheets at December 31, 2012.

Financial Instruments Not Carried at Fair Value

The fair values of BRE’s financial instruments, including such items in the consolidated financial statement captions as other assets, cash, mortgages payable, and lines of credit, approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of the Company’s mortgage loans payable and unsecured senior notes was approximately $1,427,413,000 (compared to a net carrying value of $1,731,960,000) and $1,612,849,000 (compared to a net carrying value of $1,533,671,000) at December 31, 2012 and 2011, respectively.

Stock-based Compensation

FASB guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant date fair values.

Effective January 1, 2006, the Company adopted the modified prospective method for share-based payments. This method requires the recognition of compensation cost for all share-based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the twelve months ended December 31, 2012, 2011 and 2010 includes all awards outstanding that are vesting during the period. From January 1, 2003 through December 31, 2005, the Company applied fair value recognition provisions. The Company adopted the prospective method as provided for in FASB guidance and applied them prospectively to all awards granted, modified or settled after January 1, 2003.

Stock-based compensation cost is measured at the grant date fair value and is recognized, net of estimated forfeitures, as expense ratably over the requisite service period, which is generally the vesting period. The cost related to stock-based compensation included in the determination of consolidated net income includes all awards outstanding that vested during these service periods.

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

The Company estimated the fair value of its options using a Black-Scholes valuation model using various assumptions to determine their grant date fair value. The Company amortizes the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period.

Reclassifications

Certain reclassifications and adjustments have been made to the prior years’ consolidated financial statements to conform to the presentation of the current year’s consolidated financial statements due to discontinued operations.

Reportable Segments

FASB guidance requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that each of its operating communities, which comprised 99% of BRE’s consolidated assets at December 31, 2012 and December 31, 2011 and approximately 99% of its total consolidated revenues for the three years in the period ended December 31, 2012, represents an operating segment. The Company aggregates its operating segments into five reportable segments based upon geographical region for same-store communities, with non same-store communities aggregated into one reportable segment.

“Same-store” communities are defined as communities that have been completed, stabilized and owned by the Company for two comparable calendar year periods. The Company defines “stabilized” as communities that have reached a physical occupancy of at least 93%. Physical occupancy is calculated by dividing the total occupied homes by the total homes in stabilized communities in the portfolio

Concentration Risk

All multifamily communities owned by the Company are located in the Western United States, primarily in California, and Seattle, Washington. All revenues are from external customers and there are no revenues from transactions with other segments. There are no residents that contributed 10% or more of BRE’s total revenues in the years ended December 31, 2012, 2011 or 2010.

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

3.    Real Estate Portfolio

During 2012, BRE acquired a parcel of land for future development in Redwood City, California for a purchase price of $11,400,000. BRE also acquired a parcel of land for future development in Pleasanton, California for a purchase price of $11,100,000.

During 2012, BRE sold three communities in San Diego, California: Countryside Village, with 96 homes, located in El Cajon submarket; Terra Nova Villas, with 233 homes, located in Chula Vista; and Canyon Villa, with 183 homes, located in Chula Vista. The approximate net proceeds from the three sales were $88,236,000 resulting in a net gain of $62,136,000.

During 2012, BRE completed construction of one development community, Lawrence Station, with 336 homes in Sunnyvale, California. The aggregate investment in the community totaled $104,400,000 as of December 31, 2012.

During 2011, BRE acquired three communities totaling 652 homes: Lafayette Highlands, with 150 homes, located in Lafayette, California; The Landing at Jack London Square, with 282 homes, located in Oakland, California; and The Vistas of West Hills, with 220 homes, located in Valencia, California. The aggregate investment in these three communities was $170,127,000. In addition to the communities, BRE acquired two parcels of land for future development in San Francisco, California’s Mission Bay district for a purchase price of $41,400,000; and BRE purchased a 4.4 acre site contiguous its existing Park Viridian operating community and its existing second phase land site in Anaheim, California for a purchase price of $5,100,000.

During 2011, BRE sold two communities totaling 634 homes: Galleria at Towngate, with 268 homes located in Moreno Valley, California; and Windrush Village, a 366 unit property located in Colton, California. The net proceeds from sales of the two communities were $63,486,000, resulting in a net gain of $14,489,000.

The components of direct investments in real estate—investments in rental communities are as follows:

	As of December 31
	2012	2011
Land	$661,076,000	$653,454,000
Buildings and improvements	3,061,762,000	2,953,591,000

Subtotal	3,722,838 ,000	3,607,045 ,000
Accumulated depreciation	(811,187,000)	(729,151,000)

Total	$2,911,651,000	$2,877,894,000

BRE’s net carrying value of its assets exceeded the federal income tax basis by approximately $42,000,000 (unaudited) at December 31, 2012, reflecting, among other factors, the carryover of basis on tax-deferred exchanges.

A roll-forward of direct investments in real estate construction in progress is as follows:

	As of December 31
	2012	2011
Opening balance	$246,347,000	$29,095,000
Costs incurred to projects under construction	160,344,000	59,842,000
Transfers of construction in progress to direct investments in real estate—investments in rental communities	(104,428,000)
Transfers from land under development to direct investments in real estate—construction in progress	—	157,410,000

Ending balance	$302,263,000	$246,347,000

At December 31, 2012, BRE had an estimated cost of $239,200,000 (unaudited) to complete existing construction in progress, with funding estimated through the fourth quarter of 2014.

4.    Equity Interests in and Advances to Real Estate Joint Ventures

During 2012, three joint venture assets were sold: Calavera Point, a 276 home community located in Westminister, Colorado; Pinnacle at the Creek, a 216 home community located in Centennial, Colorado; and Pinnacle at Galleria, a 236 home community, located in Roseville, California. BRE had a 15% equity ownership in the sold communities in Colorado and a 35% equity ownership in the community sold in California. The sale of the three joint venture communities resulted in net proceeds of approximately $26,919,000 and a net gain on sale of approximately $6,025,000.

As of December 31, 2012, BRE had eight joint venture arrangements in which its ownership interest in one of the joint ventures is 35% and its ownership interest in seven of the joint ventures is 15%; these joint ventures are managed by the Company (the “joint ventures”). The Company accounts for its investments in these joint ventures under the equity method of accounting. BRE’s equity interest investment in its eight joint ventures totaled $40,753,000 for the year ended December 31, 2012. BRE’s equity interest investment in its eleven joint ventures totaled $63,313,000 for the years ended December 31, 2011.

BRE Investment in Joint Ventures

	December 31,		December 31,
	Communities	2012	Communities	2011
35% Equity interest(1)	1	$6,496,000	2	$20,366,000
15% Equity interest(1)	7	34,257,000	9	42,947,000

Total JV investment	8	$40,753,000	11	$63,313,000

(1)	The Company sold two of its communities in which it had 15% equity interest and one of its communities with a 35% equity interest during 2012.

Each of the joint ventures in which the Company has an ownership interest of 35% contains a single multifamily community that was developed by BRE and completed in 2001. BRE’s investment in these joint ventures totals $6,496,000 and $20,366,000 as of December 31, 2012, and 2011, respectively, and is included within “Equity interests in and advances in real estate joint ventures investments in rental properties” on BRE’s consolidated balance sheets

Each of the joint ventures in which the Company has an ownership interest of 15%, contain a single multifamily community. Six of the seven joint venture communities were previously owned by the Company and were contributed into the joint ventures upon their respective formation. The remaining joint venture community was acquired by the Company and its joint venture partner through arms length transactions with non affiliated third parties. BRE’s investment in these seven joint ventures totaled $34,257,000 as of December 31, 2012, and its investment in the nine joint ventures totaled $42,947,000 as of December 31, 2011, respectively, and is included within “Equity interests in and advances in real estate joint ventures investments in rental properties” on BRE’s consolidated balance sheets.

The eight joint venture communities had a gross cost of approximately $358,229,000 as of December 31, 2012. The Company’s maximum exposure to loss on joint ventures is the total investment. As of December 31, 2012, the eight joint ventures are un-leveraged.

The Company’s income from unconsolidated entities totaled $2,644,000, $2,888,000 and $2,178,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

BRE’s underlying equity interest within these joint ventures totaled $48,841,000 and $65,614,000, for the years ended December 31, 2012 and 2011, respectively. The carrying value difference of $8,088,000 and $2,301,000 for 2012 and 2011 is being accreted over 40 years.

5.    Other Assets

The components of Other assets are as follows:

	As of December 31
	2012	2011
Predevelopment and escrow deposits	$16,249,000	$17,679,000
Deferred financing costs	14,654,000	8,431,000
Accounts and mortgages receivable, net(1)	6,535,000	8,911,000
Prepaid insurance	4,896,000	4,706,000
Deferred compensation plan	4,111,000	3,668,000
Other	7,889,000	11,049,000

Total other assets	$54,334,000	$54,444,000

(1)

BRE had notes receivable from third party non-controlling interest members of limited liability company subsidiaries of the Company totaling $4,751,000 and $7,242,000 at December 31, 2012 and 2011, respectively. See footnote 14 for more detail.

6.    Secured Debt

The following data pertains to BRE’s secured debt:

	As of December 31,
	2012	2011
Fixed rate secured mortgage loans	$741,942,000	$808,714,000

Number of communities securing mortgage loans	18	19
Net book value of investments in real estate collateralizing secured debt	$701,638,000	$835,839,000
Remaining terms of mortgage loans payable	1-8 years	1-9 years
Weighted average interest rate on fixed rate mortgages	5.6%	5.6%

For the years ending December 31, 2012, 2011 and 2010, respectively, unencumbered real estate net operating income represented 72.5%, 68.6% and 68.7% of its total real estate net income.

On February 1, 2012, the Company prepaid the single property mortgage on Alessio, a 624 home community in Los Angeles, California, for $65,866,000 prior to its scheduled maturity with no prepayment penalty.

On August 12, 2010, the Company purchased an operating community with 226 homes located in San Jose, California, for an aggregate purchase price of $50,300,000. In connection with the acquisition, the Company assumed an existing $32,500,000 secured mortgage loan, with a fixed interest rate of 5.74% and is scheduled to mature on September 1, 2019.

On April 30, 2010 the Company refinanced a single property mortgage loan totaling $59,500,000 at a fixed rate of 5.20%. The mortgage has a 10 year interest only term that matures on April 20, 2020. The original mortgage note had a principal amount outstanding of $31,100,000 and was scheduled to mature on October 1, 2010, at a fixed rate of 7.38%.

The following is a summary of BRE’s secured debt:

		As of December 31,		Interest Rate (Coupon)
Fixed Rate Loan	Maturity	2012	2011
Alessio(1)	May 2012	$—	$65,866,000	5.50%
Mission Grove	August 2013	30,113,000	30,893,000	5.33%
Fountains at River Oaks	September 2019	32,354,000	32,480,000	5.74%
Secured Facility(2)	May 2019	310,000,000	310,000,000	5.57%
Montanosa	April 2020	59,475,000	59,475,000	5.20%
Secured Facility(2)	September 2020	310,000,000	310,000,000	5.69%

		$741,942,000	$808,714,000	5.59%

(1)	On February 1, 2012, the Company prepaid the single property mortgage on Alessio for $65,866,000 prior to its maturity with no prepayment penalty.
(2)	One pool with 15 communities is encumbered by the Secured Facility.

7.    Unsecured Senior Notes and Unsecured Line of Credit

The following table pertains to BRE’s unsecured senior notes and unsecured line of credit:

	As of December 31,
	2012	2011
Fixed rate unsecured notes	$990,018,000	$690,018,000
Convertible senior unsecured notes(1)	—	34,939,000
Revolving credit facility	—	129,000,000

Total unsecured debt	$990,018,000	$853,957,000

Weighted average interest rate on fixed rate unsecured notes(2)	4.91%	5.51%
Weighted average interest rate on convertible notes	—	6.01%
Weighted average interest rate on revolving credit facility(2)	2.49%	1.85%

(1)

During 2012, the Company exercised its right to redeem for cash all of the outstanding notes, at a redemption price equal to 100% of the principal amount of the notes outstanding, plus accrued and unpaid interest up to, but excluding, February 21, 2012 (the “Redemption Date”).

(2)	Weighted average interest rate includes amortization of all loan fees as related to unsecured notes and the revolving credit facility (including annual facility fees).

Fixed Rate Unsecured Notes

On August 13, 2012, the Company completed an offering of $300,000,000, 10.5 year senior unsecured notes. The notes will mature on January 15, 2023 and bear interest at a fixed coupon rate of 3.375%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $295,400,000 and were used for general corporate purposes including reducing the Company’s revolving credit facility balance.

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

The following is a summary of BRE’s unsecured senior notes:

	Maturity	As of December 31,		Interest Rate (Coupon)
		2012	2011
2013 7.125% Senior Note	February 2013	$40,018,000	$40,018,000	7.13%
2014 4.700% Senior Note	March 2014	50,000,000	50,000,000	4.70%
2017 5.500% Senior Note	March 2017	300,000,000	300,000,000	5.50%
2021 5.200% Senior Note	March 2021	300,000,000	300,000,000	5.20%
2023 3.375% Senior Note	January 2023	300,000,000	—	3.38%

		$990,018,000	$690,018,000

Convertible Senior Unsecured Notes

The following table pertains to BRE’s convertible senior unsecured notes:

	Convertible Senior Unsecured Notes as of December 31,
	2012	2011
Carrying amount of equity component	$37,153,000	$37,153,000
Principal amount of debt	—	$35,000,000
Unamortized debt discount	—	(61,000)

Net carrying amount of convertible debt	—	$34,939,000
Remaining expected term of convertible debt	—	0.14 years
Potential amount of shares to be delivered upon conversion	—	492,000

Total net interest related to the 4.125% convertible senior unsecured notes is as follows:

	Years Ended December 31,
	2012	2011	2010
Fixed coupon rate on notes	4.125%	4.125%	4.125%
Effective interest rate on notes	6.005%	6.005%	6.005%
Contractual interest expense based on coupon of 4.125%	$213,907	$1,444,000	$12,659,000
Noncash interest expense on effective coupon of 6.01%	61,000	426,000	5,001,000
Capitalized interest on effective coupon of 6.01%	(24,000)	(104,000)	(750,000)

Total net interest recognized on convertible debt	$250,907	$1,766,000	$16,910,000

On August 15, 2006, the Company completed a private offering of $460,000,000 aggregate principal amount of convertible senior unsecured notes that mature on August 15, 2026. The notes bore interest at a fixed coupon rate of 4.125%. The notes were convertible into shares of BRE common stock (“Common Shares”), at the option of the holder, under specific circumstances, or on or after July 15, 2026, at an initial conversion rate of 14.0432 shares per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $71.21 per share, which represented a 27.50% premium over the $55.85 closing price of the Company’s stock at the time the transaction was priced. The number of shares of common stock that were issuable upon conversion of the notes is based on a conversion price of approximately $55.85 per share, which is based on a maximum conversion rate of 17.9051 shares per $1,000 principal amount of notes.

During February 2012, the Company exercised its right to redeem for cash all of the convertible senior unsecured notes outstanding, at a redemption price equal to 100% of the principal amount of the notes outstanding, plus accrued and unpaid interest up to, but excluding, February 21, 2012 (the “Redemption Date”).

During June 2010, the Company repurchased $15,000,000 of its 4.125% convertible senior unsecured notes at par. The Company recognized a net loss on early debt extinguishment of $558,000 in connection with the repurchase.

On October 13, 2010, the Company closed a fixed price cash tender offer for any and all of its 4.125% convertible senior unsecured notes. As a result, $321,334,000 in aggregate principal amount of its 4.125% convertible senior unsecured notes were validly tendered, and the Company accepted, purchased and subsequently cancelled the notes for an aggregate purchase price of 104% of par, or approximately $334,187,360. The Company recognized a net loss on early debt extinguishment of $22,949,000 in connection with the valid tender. After the tender offer an aggregate principal amount of $35,000,000 of the notes remained outstanding.

2010 Debt Tender/Repurchase Summary

(Amounts in thousands)

Security	Cash Principal Outstanding		Bonds Retired	Cash Paid	Principal Amount Remaining		% of Par	Extinguishment loss	Write off of Unamortized Discounts / Fees	Net (Loss)
4.125% Senior Notes	$371,334	(1)	$15,000	$15,000	$356,334		100.00%	—	($558)	($558)

Open Market Repurchase	$371,334		$15,000	$15,000	$356,334		100.00%	—	($558)	($558)
4.125% Senior Notes	$356,334	(2)	$321,334	$334,187	$35,000		104.00%	($12,853)	($10,096)	($22,949)

Debt Tender Total	$356,334		$321,334	$334,187	$35,000		104.00%	($12,853)	($10,096)	($22,949)

Total Tender/Repurchase	$371,334		$336,334	$349,187	$35,000	(3)	103.82%	($12,853)	($10,654)	($23,507)

(1)	Balance as of December 31, 2009
(2)	Balance prior to October 2010 tender offer.
(3)	Balance as of December 31, 2011 and 2010. The senior notes were redeemed in 2012 resulting in a balance of $0 as of December 31, 2012.

During 2010, the Company recognized a combined loss of $23,507,000 in connection with debt repurchase and tender activity.

Unsecured Line of Credit

On January 5, 2012, the Company entered into a new $750,000,000 revolving credit facility (the “Credit Agreement”). The Credit Agreement has an initial term of 39 months, terminates on April 3, 2015 and replaces its previous $750,000,000 revolving credit facility. Based on its current debt ratings, the revolving credit facility accrues interest at LIBOR plus 120 basis points. In addition, the Company pays a 0.20% annual facility fee on the total commitment of the facility. Borrowings under its unsecured line of credit totaled $0 at December 31, 2012, compared to $129,000,000 at December 31, 2011. Borrowings under the revolving credit facility were used to fund acquisition and development activities as well as for general corporate purposes. Balances on the revolving credit facility were typically reduced with available cash balances.

Through December 31, 2011 the Company maintained a revolving credit facility with a total commitment of $750,000,000. Based on its then current debt ratings, the revolving credit facility accrued interest at LIBOR plus 47.5 basis points. In addition, the Company paid a 0.15% annual facility fee on the total commitment of the facility. Borrowings under the revolving credit facility totaled $129,000,000 at December 31, 2011. Borrowings under the revolving credit facility were used to fund acquisition and development activities as well as for general corporate purposes. Balances on the revolving credit facility were typically reduced with available cash balances.

The revolving credit facility and unsecured senior note agreements contained various covenants that include, among other factors, tangible net worth and requirements to maintain certain financial ratios. BRE was in compliance with all such financial covenants throughout the years ended December 31, 2012 and 2011.

Scheduled principal payments required on the revolving credit facility, unsecured notes and mortgage loans payable for the next five years and thereafter are as follows:

2013	$70,499,000
2014	53,839,000
2015	7,962,000
2016	9,041,000
2017	309,307,000
Thereafter	1,281,312,000

Total	$1,731,960,000

The following is a summary of interest expense on mortgage loans, revolving credit facility and unsecured senior notes, including amortization of related issuance costs:

	Year ended December 31,
	2012	2011	2010
Total interest incurred	$90,100,000	$89,395,000	$96,871,000
Capitalized interest	(21,633,000)	(14,431,000)	(11,977,000)

Total interest expense	$68,467,000	$74,964,000	$84,894,000
Total cash paid for interest(1)	$86,988,000	$90,007,000	$91,547,000

(1)	Total cash paid for interest net of capitalized interest was $65,355,000, $75,576,000 and $79,570,000 for the periods ending December 31, 2012, 2011 and 2010, respectively.

8.    Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows:

	As of December 31,
	2012	2011
Accrued interest payable	$18,389,000	$15,361,000
Accrued development costs and real estate improvements	15,357,000	11,562,000
Retention payable	11,045,000	2,506,000
Security deposits	9,337,000	9,283,000
Accrued employee and non employee director wages and benefits	8,672,000	8,975,000
Prepaid rent	3,527,000	5,023,000
Other	9,462,000	10,563,000

Total Accounts Payable and Accrued Expenses	$75,789,000	$63,273,000

9.    Discontinued Operations

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

During 2012, BRE sold three communities in San Diego, California: Countryside Village, with 96 homes, located in El Cajon submarket; Terra Nova Villas, with 233 homes, located in Chula Vista; and Canyon Villa, with 183 homes, located in Chula Vista. The approximate net proceeds from the three sales were $88,236,000 resulting in a net gain of $62,136,000.

During 2011, the Company sold two communities totaling 634 homes: Galleria at Towngate, with 268 homes located in Moreno Valley, California; and Windrush Village, a 366 home property located in Colton, California; The approximate net proceeds from sale of the two communities were $63,486,000, resulting in a net gain of $14,489,000.

During 2010, the Company sold four communities totaling 1,530 homes: Montebello, with 248 homes located in Seattle, Washington; Boulder Creek, a 264 home community located in Riverside, California; Pinnacle Riverwalk, a 714 home community located in Riverside, California; and Parkside Village, a 304 home community located in Riverside, California. The four communities were sold for net proceeds of $163,705,000, resulting in a net gain on sale of $40,111,000.

The following is a breakdown of the net gain on sales and the combined results of operations for the communities included in discontinued operations:

	Years Ended December 31
	2012	2011	2010
Rental income	$7,299,000	$14,561,000	$27,676,000
Real estate expenses	(2,286,000)	(4,860,000)	(9,918,000)
Provision for depreciation	(1,100,000)	(2,893,000)	(5,894,000)
Net gain on sales of discontinued operations	62,136,000	14,489,000	40,111,000

Income from discontinued operations	$66,049,000	$21,297,000	$51,975,000

10.    Preferred Stock and Equity

Preferred Stock

On August 15, 2011, the Company repurchased 840,285 shares of 6.75% Series D Cumulative Redeemable Preferred Stock at a price of $24.33 per share on the open market, a $0.67 discount to par resulting in a non cash gain of $563,000. In addition, the initial issuance costs associated with these shares totaling $718,000 were charged to retained earnings during the third quarter of 2011. The net effect of the activity was a $155,000 charge to retained earnings for the three months ending September 30, 2011. As of December 31, 2012, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock remain outstanding.

On June 13, 2011, the Company redeemed all 4,000,000 shares of 6.75% Series C Cumulative Redeemable Preferred Stock at a redemption price of $25.34688 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends to the redemption date. The initial issuance costs totaling approximately $3,771,000 associated with this series of perpetual preferred stock were charged to retained earnings during 2011.

The following table presents the Company’s issued and outstanding Preferred Shares as of December 31, 2012 and 2011:

	Optional Redemption Date(1)	Annual Dividend Rate per Share(2)	Outstanding at December 31, 2012	Outstanding at December 31, 2011
Preferred Stock, nonvoting, $0.01 par value; 20,000,000 shares authorized:
6.75% Series D cumulative redeemable, liquidation preference $25.00 per share, 2,159,715 and 3,000,000 shares outstanding at December 31, 2012 and 2011	December 2009	$1.6875	$53,992,875	$53,992,875

			$53,992,875	$53,992,875

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

Equity Distribution and Issuance

On February 24, 2010, the Company entered into Equity Distribution Agreements (EDAs) with each of Deutsche Bank Securities Inc., J.P.Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC, and Wells Fargo Securities, LLC (collectively, the “sales agents”) under which the Company may issue and sell from time to time through or to its sales agents shares of its common stock having an aggregate offering price of up to $250,000,000.

During 2012, 815,045 shares were issued under the EDAs, with an average share price of $49.09 for total gross proceeds of approximately $40,000,000 and total commission paid to the sales agents of approximately $800,000. During 2011, 545,348 shares were issued under the EDAs, with an average share price of $45.84 for total gross proceeds of approximately $25,000,000 and total commission paid to the sales agents of approximately $500,000. During 2011, 1,291,537 shares were issued under the EDAs, with an average share price of $47.55 for total gross proceeds of approximately $61,414,000 and total commission paid to the sales agents of approximately $1,228,280. As of December 31, 2012, the remaining capacity under the EDAs totals $123,600,000. The Company intends to use any net proceeds from the sale of its shares under the EDAs for general corporate purposes, which may include reducing borrowings under its revolving credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities and financing for acquisitions.

On May 11, 2011, the Company completed an equity offering of 9,200,000 shares of common stock, including shares issued to cover over-allotments, at $48.00 (prior to $1.92 per share underwriters discount) per share. Total gross proceeds from this offering were approximately $441,508,000. The Company used the proceeds of approximately $423,963,000, net of discount, for general corporate purposes which included redeeming its 6.75% Series C Cumulative Redeemable Preferred Stock and a portion of its 6.75% Series D Cumulative Redeemable Preferred Stock, and to repay borrowings under its revolving credit facility.

On April 7, 2010, the Company completed an equity offering of 8,050,000 common shares, including shares issued to cover over-allotments, at $34.25 per share. Total net proceeds from this offering were approximately $265,000,000 after deducting the underwriting discount and other offering expenses the Company paid. The Company used the net proceeds from the offering for general corporate purposes, which included reducing borrowings under its revolving credit facility.

11.    Stock Compensation Plans

Direct Stock Purchase and Dividend Reinvestment Plan

In 1996, the Company instituted a direct stock purchase and dividend reinvestment plan (the “DRIP”) in which shareholders may purchase either newly issued or previously issued shares. There is no discount on shares purchased through the DRIP. The total amount of shares authorized under the DRIP is 1,500,000; from inception through December 31, 2012, 429,675 new shares have been issued under the DRIP.

Employee Stock Option and Restricted Stock Plan

The 1992 Stock Option Plan and the 1999 BRE Stock Incentive Plan, as amended (the “Plans”) provide for the issuance of incentive stock options, non-qualified stock options, share appreciation rights, restricted shares and other grants. The original maximum number of shares that may be issued under the Plans was 6,850,000. The grant price may not be less than the fair market value of a share on the date that the award is granted and the awards generally vest over three to four years. Shareholders initially adopted the 1999 BRE Stock Incentive Plan in 1999 and approved the plan as amended in 2007. The 1999 BRE Stock Incentive Plan, as amended, allowed for grants of up to 4,500,000 shares. On May 18, 2010 at the 2010 Annual Meeting of Shareholders of BRE Properties, Inc. the shareholders of the Company approved an amendment to the Amended and Restated 1999 BRE Stock Incentive Plan to increase the maximum number of shares reserved for issuance from 4,500,000 shares to 5,250,000 shares. On November 5, 2010 the Company registered an additional 750,000 shares of its common stock reserved for issuance from time to time in connection with the Amended and Restated 1999 BRE Stock Incentive Plan.

Restricted Stock and Options Awards

Stock based compensation awards under BRE’s employee and non-employee director plans vest over periods ranging from one to four years. The Company recognizes expense for awards with graded vesting on a straight line basis. At December 31, 2012, compensation cost related to non-vested awards not yet recognized totaled approximately $11,202,000 and the weighted average period over which it is expected to be recognized is 2.4 years. During the twelve months ended December 31, 2012, 146,490 restricted shares and 78,446 stock options were awarded. Total stock-based compensation in general and administrative expenses totaled $5,754,000, $4,697,000 and $4,785,000 during the years ending 2012, 2011, and 2010, respectively. The total stock-based compensation cost capitalized totaled $2,155,000, $2,352,000, and $3,000,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The fair value of restricted shares awarded and options awarded totaled $9,057,000, $7,300,000 and $7,900,000 in 2012, 2011, and 2010, respectively.

Employee Plan

The intrinsic value of stock options exercised and restricted shares vested totaled $9,147,000, $7,400,000, and $8,406,000 during 2012, 2011 and 2010, respectively. The aggregate intrinsic value of options currently exercisable at December 31, 2012, 2011, and 2010 was $2,973,000, $4,111,000, and $2,732,000, respectively.

Summary of stock options outstanding as follows:

	Years Ended December 31,
	2012		2011		2010
	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price
Beginning Balance	347,428	$34.35	307,906	$31.86	620,911	$30.92
Granted	78,446	$51.52	66,996	$44.12	106,220	$33.06
Exercised	(83,696)	$30.64	(26,584)	$30.29	(394,611)	$30.62
Cancelled	—		(890)	$28.98	(24,614)	$33.06

Ending Balance	342,178	$39.12	347,428	$34.35	307,906	$31.86

Exercisable	172,681	$33.61	219,224	$31.73	226,294	$31.43
Weighted average estimated fair value of options granted	78,446	$14.43	66,996	$12.17	106,220	$8.32

At December 31, 2012, the exercise price of shares under option ranged from $29.79 to $51.52, with a weighted average exercise price of $39.12. Expiration dates range from 2013 through 2022; the weighted average remaining contractual life of these options is 5.2 years. Exercise prices on stock options exercised during 2012 ranged from $29.16 to $32.45.

The fair value for the Company’s share options was estimated at the time the share options were granted using the Black-Scholes option pricing model with the following assumptions: The fair value for the Company’s share options was estimated at the time the share options were granted using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2012	2011
Risk-free interest rate	1.74%	2.93%
Dividend yield	3.14%	3.46%
Volatility	36.09%	34.00%
Weighted average option life	8.5 years	8.5 years

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

A summary of the remaining options outstanding under the plans as of December 31, 2012 are as follows:

Options Outstanding	Options vested	Range— Exercise Price	Weighted Average Price(1)	Weighted average contractual terms (in years)
196,736	155,931	$20.00 - $39.99	$32.48	2.59
66,996	16,750	$40.00 - $49.99	$44.12	8.08
78,446	—	$50.00 - $59.99	$51.52	9.08

342,178	172,681	$29.79 - $51.52	$39.12	5.22

(1)	Represents weighted average share price of options outstanding.

As of December 31, 2012, the remaining unvested restricted share awards outstanding have a weighted average contractual life of 2.33 years. A summary of the remaining restricted stock awards under the employee plan that remain outstanding as of December 31, are as follows:

	2012	Weighted Average Grant Date Fair Value	2011	Weighted Average Price	2010	Weighted Average Price
Beginning Balance	458,035	$35.06	507,992	$34.92	792,707	$36.15

Shares Awarded	128,295	$54.79	133,509	$47.92	201,432	$34.63
Shares Vested	(144,478)	$51.09	(152,402)	$45.50	(304,378)	$37.36
Shares forfeited	(9,671)	$38.38	(31,064)	$36.86	(181,769)	$35.88

Ending Balance	432,181	$39.49	458,035	$35.06	507,992	$34.92

The fair value for the Company’s performance based restricted stock awards with market conditions was determined at the time the shares were granted using a Monte Carlo simulation with the following range of assumptions:

	Year Ended December 31
	2012	2011	2010
Grant date share price	$51.52	$44.12	$33.06
Risk free rate	1.10%	1.48%	1.95%
Volatilities	43%-65%	50%-63%	48%-62%

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

The following is a summary of the Company’s restricted shares granted under the employee plan for the years ended December 31, 2012, 2011 and 2010, respectively:

Restricted Stock - Awards	2012	Grant Date Fair Value	2011	Grant Date Fair Value	2010	Grant Date Fair Value
Executives:
Service Based Shares Awarded	46,205	$51.52	46,531	$44.12	68,785	$32.94
Performance Based Awards	25,413	$61.93	21,229	$56.70	28,979	$33.06
Awards with Market Conditions	20,792	$57.08	17,369	$54.25	28,975	$44.63
Employee:
Service Based Shares Awarded	31,555	$51.52	43,422	$44.12	74,693	$33.06
Performance Based Awards	4,330	$60.58	4,958	$57.12	—	—

Total -Restricted Stock Awards	128,295	$54.79	133,509	$47.92	201,432	$34.68

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

At December 31, 2012, the exercise prices of shares under option ranged between $29.85 and $63.22, with expiration dates from 2013 to 2017 The weighted average remaining contractual life of these options is approximately 2.6 years. Exercise prices on stock options exercised during 2012 ranged from $28.42 to $38.54. The intrinsic value of options exercised and restricted shares vested totaled $4,013,000, $5,091,000 and $3,039,000, for the years ended December 31, 2012, 2011 and 2010, respectively. The aggregate intrinsic value of options currently exercisable at December 31, 2012, 2011 and 2010 was $837,000, $4,523,000 and $5,299,000.

Changes in options outstanding were as follows:

	Years Ended December 31,
	2012		2011		2010
	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price	Shares under option	Weighted average exercise price
Beginning Balance	346,965	$38.86	569,855	$36.11	768,067	$34.41
Granted	—	—	—	—	—	—
Exercised	(182,012)	$32.61	(222,890)	$31.83	(198,212)	$29.52
Cancelled	—	—	—	—	—	—

Ending Balance	164,953	$45.76	346,965	$38.86	569,855	$36.11

Exercisable	164,953	$45.76	346,965	$38.86	226,294	$36.11

A summary of the remaining options outstanding under the non-employee director plan as of December 31, 2012 are as follows:

Options Outstanding	Options vested	Range— Exercise Price	Weighted Average Price	Weighted average contractual terms (in years)
82,755	82,755	$29.00 - $39.99	$35.12	1.42
50,359	50,359	$50.00 - $59.99	$52.20	3.42
31,839	31,839	$60.00 - $69.99	$63.22	4.42

164,953	164,953	$29.85 - $63.22	$45.76	2.61

As of December 31, 2012, the remaining unvested restricted shares awards outstanding have a weighted average contractual life of 0.42 years. A summary of the remaining restricted stock awards under the non-employee director plan that remain outstanding as of December 31, are as follows:

	2012	Weighted Average price	2011	Weighted Average price	2010	Weighted Average price
Beginning Balance	17,557	$51.02	22,649	$39.55	32,611	$25.38
Shares Awarded	18,195	$49.23	17,557	$51.02	25,401	$38.85
Shares Vested	(17,557)	$51.02	(22,649)	$39.55	(35,363)	$25.98
Shares forfeited	—	—	—	—	—	—

Ending Balance	18,195	$49.23	17,557	$51.02	22,649	$39.55

12.    Segment Reporting

FASB guidance requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that each of its operating properties, which comprised 99% of BRE’s consolidated assets at December 31, 2012 and 2011 and approximately 99% of its total consolidated revenues for the three years ended December 31, 2012, represents an operating segment. The Company aggregates its operating segments into reportable segments defined as the geographical regions in which its apartment communities are located: Southern California, San Francisco Bay Area and the Seattle area.

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

The Company monitors the operating results of each property on a “Same-store” and “non same-store” basis. “Same-store” properties are defined as properties that have been completed, stabilized and owned by the Company for two comparable calendar year periods. A comparison of operating results for same-store communities is meaningful as these communities have stabilized occupancy and operating expenses, there is no plan to conduct substantial redevelopment activities and the community is not held for disposition within the current year.

Operating results are aggregated into five reportable segments based upon geographical region for same-store communities, with non same-store communities aggregated into one reportable segment. The following table details rental income and NOI for the Company’s reportable segments for the years ended December 31, 2012, 2011, and 2010, and reconciles NOI to income from continuing operations per the consolidated statement of operations:

	For the Years Ended December 31,
($ in thousands)	2012	2011	2010
Revenues(1):
Southern California(2)	$211,369	$203,682	$191,148
San Francisco Bay Area	78,088	71,698	64,672
Seattle	54,162	49,873	46,837
Non-core markets(3)	15,549	15,081	14,406
Non Same-store communities(4)	30,970	22,725	9,692

	$390,138	$363,059	$326,755

Net Operating Income:
Southern California(2)	$144,652	$139,088	$130,834
San Francisco Bay Area	56,901	51,448	46,024
Seattle	35,869	32,161	29,555
Non-core markets(3)	9,811	9,622	8,695

Same-store net operating income	247,233	232,319	215,108

Non Same-store communities(4)	19,909	13,926	5,399

Total community net operating income	267,142	246,245	220,507

Other income	2,530	2,536	2,934
Income from unconsolidated entities	2,644	2,888	2,178
Income from discontinued operations, net	5,013	9,701	17,758

Net operating income	277,329	261,370	243,377

Provision for depreciation, including discontinued operations	(101,618)	(103,940)	(94,384)
Interest	(68,467)	(74,964)	(84,894)
General and administrative	(22,848)	(21,768)	(20,570)
Dividends attributable to preferred stock	(3,645)	(7,655)	(11,813)
Redeemable and other noncontrolling interests in income	(413)	(1,168)	(1,446)
Other expenses	(15,000)	(402)	(5,298)
Gain on sale of unconsolidated entity	6,025	4,270	—
Net gain on sales of discontinued operations	62,136	14,489	40,111
Redemption related preferred stock issuance cost	—	(3,771)	—
Loss on retirement of debt	—	—	(23,507)

Net income available to common shareholders	$133,499	$66,461	$41,576

The following table details the assets of the Company’s reportable segments for the years ended December 31, 2012 and 2011:

($ in thousands)	As of December 31, 2012			As of December 31, 2011
	Communities	Homes	Asset Value	Asset Value
Assets
Southern California(2)	40	11,209	$2,034,627	$2,054,984
San Francisco Bay Area	12	3,495	612,465	602,724
Seattle	13	3,456	522,444	514,882
Non-core markets(3)	3	1,302	130,893	129,525

Total Same-store communities	68	19,462	3,300,429	3,302,115
Non Same-store communities(4)	6	1,698	422,409	304,930

Total investment in rental communities	74	21,160	3,722,838	3,607,045

Accumulated depreciation			(811,187)	(729,151)
Construction in progress			302,263	246,347
Equity investment in real estate joint ventures			40,753	63,313
Real estate held for sale, net			23,065	—
Land under development			104,675	101,023
Cash			62,241	9,600
Other assets			54,334	54,444

Total gross assets			3,498,982	3,352,621

(1)

All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Company’s total revenue during the three years ended December 31, 2012, 2011, and 2010.

(2)	Consists of communities in San Diego, Inland Empire, Los Angeles and Orange County.
(3)	Consists of one property in Sacramento, CA (400 Homes) and two communities in Phoenix, AZ (902 homes).
(4)	2012 Non Same-store communities include; three communities acquired in 2011, two communities delivered and under lease-up, and one property under rehab.

13.    Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share with respect to income from continuing operations:

	For the years ended,
	2012	2011	2010
Numerator:
Net income available to common shareholders	$133,499,000	$66,461,000	$41,576,000
Less adjustment for earnings and gains from discontinued operations	(66,049,000)	(21,297,000)	(51,975,000)

Numerator for earnings per share from continuing operations	67,450,000	45,164,000	(10,399,000)

Denominator:
Denominator for basic earnings per share—weighted average shares	76,567,000	71,220,000	61,420,000
Effect of dilutive securities
Stock Based Compensation	353,000	450,000	430,000

Denominator for diluted earnings per share adjusted for weighted average shares and assumed conversion	76,920,000	71,670,000	61,850,000
Basic earnings/ (loss) per share from continuing operations	$0.88	$0.63	($0.17)
Basic earnings per share from discontinued operations	0.86	0.30	0.84

Basic earnings per share	$1.74	$0.93	$0.67
Diluted earnings/ (loss) per share from continuing operations	$0.88	$0.63	($0.17)
Diluted earnings per share from discontinued operations	0.86	0.30	0.84

Diluted earnings per share	$1.74	$0.93	$0.67

Under FASB guidance the effect of anti-dilutive Operating Company units and shares under option have been excluded from the diluted earnings per share calculation. Weighted average Operating Company units totaled 18,000, 509,000, and 683,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The anti-dilutive shares under option total 160,644, 82,198 and 82,198 for the years ended December 31, 2012, 2011 and 2010, respectively.

14.    Retirement Plan

BRE has a 401K defined contribution retirement plan covering all employees with more than six months of continuous full-time employment. In addition to employee elective deferrals, in 2012, 2011 and 2010, BRE contributed up to 3% of the employee’s contributions up to $7,500 in 2012, and $7,350 in 2011 and 2010, respectively, per employee. The aggregate amounts contributed and recognized as expense by BRE were $528,000, $443,000 and $415,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

15.    Related Party Transactions

BRE has notes receivable from third party non-controlling interest members of limited liability company subsidiaries of the Company totaling $4,751,000 and $7,242,000 at December 31, 2012 and 2011, respectively. The amounts are recorded in Other assets on the consolidated balance sheets. These notes mature in 2013 and have a weighted average interest rate of approximately 5%. Interest income from the notes totaled $318,780, $366,000 and $370,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company has recourse to take over the ownership in the underlying assets from the third party non-controlling member in the event of default, which is sufficient to recover amounts owed to the Company in the event of default. No allowance has been recorded.

16.    Commitments

During the years ended December 31, 2012, 2011 and 2010, total operating lease payments incurred including real estate taxes, insurance, repairs and utilities, aggregated $1,476,000, $1,499,000, and $1,433,000 respectively.

The minimum future basic aggregate rental commitment under the Company’s operating leases is as follows:

2013	1,788,000
2014	1,829,000
2015	1,786,000
2016	867,000
2017	747,000
Thereafter	9,677,000

Total	$16,694,000

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

The Company’s leases as of December 31, 2012 are as follows:

Lease Terms
Lease Location	Start Date	Termination Date	BRE Options
Denver, CO	2/1/2008	1/31/2013	3-5 year extension
Irvine, CA	12/1/2005	3/31/2015	N/A
San Francisco, CA	8/1/2005	2/1/2016	Two 5 year extensions
Phoenix, AZ	3/12/2012	7/1/2017
Seattle, WA	6/1/2012	11/1/2017
Mercer Island, WA	10/7/2010	10/7/2070	Two 15 year extensions, and a 9 year extension

17.    Legal Settlements

The Company is involved in various legal actions arising in the ordinary course of business. Losses associated with legal claims arising in the oridinary course of business are expected to be covered under the Company’s insurance policies. As of December 31, 2012, there were no pending legal proceeds to which the Company is a party or of which any of its communities is the subject, the adverse determination of which the Company anticipates would have a material adverse effect upon its consolidated financial condition and results of operations. As of the filing date, the risk of a material loss impacting the Company’s financial position has been assessed as remote.

18.    Subsequent Events

The Company has evaluated and disclosed subsequent events through the date of issuance of the financial statements.

Subsequent to the end of the year, the Company entered into a definitive contract to sell six of its joint venture interests to its joint venture partner, for an approximate sales price of $47.5 million.

19.    Supplemental Financial Data (Unaudited)

Quarterly financial information follows:

	2012
	Quarter ended March 30	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
	(amounts in thousands, except per share data)
Revenues*	$94,864	$96,386	$98,594	$100,295
Income from continuing operations	18,067	20,450	12,970	20,023
Discontinued operations	1,057	9,262	936	54,792
Redeemable noncontrolling interests in income	(105)	(105)	(105)	(99)
Preferred stock dividends	(911)	(911)	(911)	(911)

Net income available to common shareholders	$18,108	$28,696	$12,890	$73,805

Basic earnings per share from continuing operations	$0.23	$0.25	$0.16	$0.25
Basic earnings per share from discontinued operations	$0.01	$0.12	$0.01	$0.71

Basic earnings per share	$0.24	$0.37	$0.17	$0.96

Diluted earnings per share from continuing operations	$0.23	$0.25	$0.16	$0.25
Diluted per share from discontinued operations	$0.01	$0.12	$0.01	$0.71

Diluted earnings per share	$0.24	$0.37	$0.17	$0.96

	2011
	Quarter ended March 30	Quarter ended June 30	Quarter ended September 30	Quarter ended December 31
	(amounts in thousands, except per share data)
Rental revenues*	$86,761	$89,615	$92,789	$93,894
Income from continuing operations	11,208	11,125	16,937	18,486
Discontinued operations	1,724	1,651	1,759	16,164
Redeemable noncontrolling interests in income	(335)	(335)	(332)	(165)
Preferred stock dividends	(2,953)	(2,653)	(1,138)	(911)
Redemption related preferred stock issuance costs	—	(3,616)	(155)	—

Net income available to common shareholders	$9,644	$6,172	$17,071	$33,574

Basic earnings per share from continuing operations	$0.12	$0.07	$0.21	$0.23
Basic earnings per share from discontinued operations	$0.03	$0.02	$0.02	$0.22

Basic earnings per share	$0.15	$0.09	$0.23	$0.45

Diluted earnings per share from continuing operations	$0.12	$0.07	$0.21	$0.23
Diluted per share from discontinued operations	$0.03	$0.02	$0.02	$0.21

Diluted earnings per share	$0.15	$0.09	$0.23	$0.44

*	Revenue totals do not include revenues from discontinued operations, other income and partnership income.

For the years ended December 31, 2012, 2011 and 2010, the federal income tax components of the Company’s dividends on the common and preferred stock were as follows (unaudited).

	Ordinary Income	Long Term Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital
Common Stock
December 31, 2012	39%	45%	16%	—%
December 31, 2011	61%	7%	14%	18%
December 31, 2010	49%	23%	28%	—%

	Ordinary Income	Long Term Capital Gain	Unrecaptured Section 1250 Gain	Return of Capital
Cumulative Redeemable Preferred Stock (all series)
December 31, 2012	39%	45%	16%	—%
December 31, 2011	75%	8%	17%	—%
December 31, 2010	49%	23%	28%	—%

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2012

(Dollar amounts in thousands)

			Intitial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2012
Property Name	Location	Dates Acquired / Constructed	Land	Building & Improvements	Total		Land	Building & Improvements	Total	Accumulated Depreciation	Encumbrances
Sharon Green	Menlo Park, CA	1971/1970	$1,250	$5,770	$7,020	$13,819	$1,250	$19,589	$20,839	$(15,660)		**
Verandas	Union City, CA	1993/1989	3,233	12,932	16,165	6,225	3,233	19,157	22,390	(10,526)
Foster’s Landing	Foster City, CA	1996/1987	11,742	47,846	59,588	14,734	11,742	62,580	74,322	(28,840)
Crow Canyon	San Ramon, CA	1996/1992	8,724	34,895	43,619	11,305	8,724	46,200	54,924	(22,588)
Lakeshore Landing	San Mateo, CA	1997/1988	8,547	34,228	42,775	8,582	8,547	42,810	51,357	(19,531)
Mission Peaks	Fremont, CA	1997/1995	11,747	47,082	58,829	35,744	11,747	82,826	94,573	(37,991)
Deer Valley*	San Rafael, CA	1997/1996	6,042	24,169	30,211	4,021	6,042	28,190	34,232	(12,234)
City Centre*	Hayward, CA	2000/2000	4,903	22,999	27,902	1,621	4,903	24,620	29,523	(8,084)
Mission Peaks II	Fremont, CA	2000/1989	12,639	50,690	63,329	9,199	12,639	59,889	72,528	(21,356)
Avenue 64	Emeryville, CA	2007/2007	10,364	58,100	68,464	2,527	10,364	60,626	70,990	(8,845)		**
Lawrence Station	Sunnyvale, CA	2012/2012	14,876	89,528	104,404	25	10,364	94,065	104,429	(577)
Villa Granada	Santa Clara, CA	2010/2010	13,052	74,600	87,652	1,983	13,052	76,583	89,635	(4,683)
Museum Park	San Jose, CA	2010/2002	6,609	22,991	29,600	1,718	6,609	24,709	31,318	(2,300)
Fountains at River Oaks	San Jose, CA	2010/1990	12,394	37,906	50,300	5,179	12,394	43,085	55,479	(3,589)	$32,354	**
The Landing at Jack London Square	Oakland, CA	2011/2001	12,975	51,900	64,875	1,044	12,975	52,945	65,920	(3,124)
Layfayette Highlands	Lafayette, CA	2011/2007/1970	9,130	38,592	47,722	2,154	9,130	40,747	49,877	(2,051)

San Francisco Bay Area			$148,227	$654,228	$802,455	$119,880	$143,715	$778,621	$922,336	(201,979)	32,354

Montanosa	San Diego, CA	1992/1990/1989	$6,005	$24,065	$30,070	$10,123	$6,005	$34,188	$40,193	$(19,482)	$59,475	**
Esplanade	San Diego, CA	1993/1985	6,350	25,421	31,771	7,868	6,350	33,290	39,640	(17,591)
Lakeview Village	Spring Valley, CA	1996/1985	3,977	15,910	19,887	5,622	3,977	21,532	25,509	(10,201)
Cambridge Park*	San Diego, CA	1998/1998	7,628	30,521	38,149	9,113	7,628	39,634	47,262	(16,629)
Carmel Landing	San Diego, CA	1999/1989	6,928	27,686	34,614	8,502	6,928	36,188	43,116	(14,873)
Carmel Creek	San Diego, CA	2000/2000	4,744	45,430	50,174	7,909	4,744	53,339	58,083	(17,669)		**
Pinnacle at Otay Ranch I & II	Chula Vista, CA	2001/2001	8,928	43,388	52,316	7,164	8,928	50,552	59,480	(15,884)		**
Mission Trails	San Diego, CA	2002/1987	5,315	21,310	26,625	3,161	5,315	24,471	29,786	(7,672)
Bernardo Crest	San Diego, CA	2002/1988	6,016	24,115	30,131	4,585	6,016	28,700	34,716	(9,543)
Carmel Summit	San Diego, CA	2006/1989	16,025	36,611	52,636	8,456	16,025	45,067	61,092	(11,994)
Allure at Scripps Ranch	San Diego, CA	2010/2002	11,885	34,315	46,200	1,660	11,885	35,975	47,860	(3,619)

San Diego			$83,801	$328,772	$412,573	$74,163	$83,801	$402,936	$486,737	$(145,157)	$59,475

			Intitial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2012
Property Name	Location	Dates Acquired / Constructed	Land	Building & Improvements	Total		Land	Building & Improvements	Total	Accumulated Depreciation	Encumbrances
Village Green	La Habra, CA	1972/1971	$372	$2,763	$3,135	$3,730	$372	$6,493	$6,865	$(5,378)
The Havens	Fountain Valley, CA	1996/1969	4,617	18,691	23,308	19,254	4,617	37,945	42,562	(13,144)
Villa Santana	Santa Ana, CA	1997/1986	3,016	12,180	15,196	3,522	3,016	15,702	18,718	(6,963)
Parkside Court	Santa Ana, CA	1997/1987	2,013	8,632	10,645	2,720	2,013	11,352	13,365	(5,212)
Villa Siena	Costa Mesa, CA	1999/1974	4,853	19,739	24,592	11,683	4,853	31,422	36,275	(11,463)
Cortesia	Rancho Santa Margarita, CA	2000/1999	7,740	30,982	38,722	5,027	7,740	36,009	43,749	(12,258)
The Palms at Laguna Niguel	Laguna Niguel, CA	2001/1988	12,572	50,308	62,880	5,354	12,572	55,662	68,234	(17,700)		**
Pinnacle at MacArthur Place	South Coast Metro, CA	2002/2002	8,155	54,257	62,412	6,777	8,155	61,034	69,189	(16,291)		**
Pinnacle at Fullerton	Fullerton, CA	2004/2002	7,087	36,869	43,956	1,469	7,087	38,338	45,425	(8,697)		**
Pinnacle at Talega	San Clemente, CA	2004/2003	17,125	48,171	65,296	4,867	17,125	53,038	70,163	(14,115)		**
Renaissance @Uptown Orange	Orange, CA	2007/2007	16,603	99,175	115,778	1,412	16,603	100,587	117,190	(13,484)
Park Viridian	Anaheim, CA	2009/2009	9,629	79,042	88,671	1,321	9,629	80,363	89,992	(7,345)

Orange County			$93,782	$460,809	$554,591	$67,136	$93,782	$527,945	$621,727	$(132,050)	—

The Summit	Chino Hills, CA	1996/1989	$1,838	$7,354	$9,192	$3,913	$1,838	$11,267	$13,105	$(5,570)
Emerald Pointe*	Diamond Bar, CA	2002/1989	5,052	20,248	25,300	2,976	5,052	23,224	28,276	(7,357)
Enclave at Town Square	Chino, CA	2003/1987	2,473	10,069	12,542	2,799	2,473	12,868	15,341	(4,662)
Mission Grove Park	Riverside, CA	2005/2001	15,120	61,873	76,993	3,091	15,120	64,964	80,084	(14,203)	$30,113	**
The Heights I & II	Chino Hills, CA	2005/2004	9,132	58,844	67,976	2,429	9,132	61,273	70,405	(12,155)

Inland Empire			$33,615	$158,388	$192,003	$15,208	$33,615	$173,596	$207,211	$(43,947)	$30,113

Candlewood North	Northridge, CA	1996/1995/1964	$2,110	$8,477	$10,587	$2,619	$2,110	$11,096	$13,206	$(5,319)
Pinnacle at Westridge	Valencia, CA	2004/2002	11,253	31,465	42,718	2,442	11,253	33,907	45,160	(7,267)		**
Canyon Creek	Northridge, CA	2003/1986	6,152	24,650	30,802	3,914	6,152	28,564	34,716	(8,558)
Summerwind Townhomes	Wilmington, CA	2004/1987	6,950	27,879	34,829	4,844	6,950	32,723	39,673	(10,160)
Regency Palm Court	Los Angeles, CA	2004/1987	2,049	8,277	10,326	1,676	2,049	9,953	12,002	(3,066)
Windsor Court	Los Angeles, CA	2004/1987	1,638	6,631	8,269	1,511	1,638	8,142	9,780	(2,598)
Tiffany Court	Los Angeles, CA	2004/1987	3,033	12,211	15,244	2,825	3,033	15,036	18,069	(4,933)
Alessio	Los Angeles, CA	2004/2001	40,560	96,565	137,125	9,588	40,560	106,153	146,713	(25,313)
Catalina Gardens	Los Angeles, CA	2005/1987	6,400	20,309	26,709	1,409	6,400	21,718	28,118	(4,516)
Bridgeport Coast	Santa Clarita, CA	2006/2006	11,500	28,741	40,241	953	11,500	29,694	41,194	(4,996)		**
The Stuart at Sierra Madre Villa	Pasadena, CA	2007/2007	7,926	55,733	63,659	1,109	7,926	56,842	64,768	(7,185)
5600 Wilshire	Los Angeles, CA	2008/2008	32,825	100,993	133,818	1,140	32,825	102,133	134,958	(10,360)
Aqua at Marina Del Rey	Marina Del Rey, CA	2010/2001	37,445	128,555	166,000	7,192	37,445	135,747	173,192	(10,068)
The Vistas of West Hills	Valencia, CA	2011/2009	11,295	45,182	56,477	910	11,295	46,092	57,387	(2,908)

Los Angeles			$181,136	$595,668	$776,804	$42,132	$181,136	$637,800	$818,936	$(107,247)

Selby Ranch	Sacramento, CA	1986/1971-1974	$2,660	$18,340	$21,000	$12,845	$2,660	$31,185	$33,845	$(19,723)		**

Sacramento			$2,660	$18,340	$21,000	$12,845	$2,660	$31,185	$33,845	$(19,723)	$—

			Intitial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2012
Property Name	Location	Dates Acquired / Constructed	Land	Building & Improvements	Total		Land	Building & Improvements	Total	Accumulated Depreciation	Encumbrances
Pinnacle at South Mountain I & II*	Phoenix, AZ	1997/1996	$11,062	$44,257	$55,319	$4,636	$11,062	$48,894	$59,956	$(19,706)		**
Pinnacle Towne Center*	Phoenix, AZ	1998/1998	6,688	27,631	34,319	2,778	6,688	30,409	37,097	(11,808)		**

Phoenix			$17,750	$71,888	$89,638	$7,414	$17,750	$79,303	$97,053	$(31,514)	$—

Parkwood at Mill Creek	Mill Creek, WA	1989/1989	$3,947	$15,811	$19,758	$5,173	$3,947	$20,984	$24,931	$(11,279)
Shadowbrook	Redmond, WA	1987-98/1986	4,776	17,415	22,191	6,714	4,776	24,129	28,905	(15,474)
Citywalk	Seattle, WA	1988/1988	1,123	4,276	5,399	1,429	1,123	5,705	6,828	(3,463)
Bothell Ridge	Bothell, WA	1996/1988	2,031	8,223	10,254	3,103	2,031	11,326	13,357	(5,273)
Ballinger Commons	Shoreline, WA	1996/1989	5,824	23,519	29,343	6,327	5,824	29,846	35,670	(14,031)
Park Highland	Bellevue, WA	1998/1993	5,602	22,483	28,085	3,874	5,602	26,357	31,959	(10,858)
BellCentre	Bellevue, WA	2000/2000	11,163	32,821	43,984	3,554	11,163	36,375	47,538	(10,968)		**
Pinnacle Sonata	Bothell, WA	2002/2000	8,576	39,067	47,643	1,497	8,576	40,564	49,140	(11,835)
Pinnacle at Lake Washington	Renton, WA	2001/2001	4,878	26,184	31,062	2,548	4,878	28,732	33,610	(8,299)		**
The Audrey at Belltown	Seattle, WA	2001/1992	4,279	17,259	21,538	4,028	4,279	21,287	25,566	(7,060)
The Trails of Redmond	Redmond, WA	2004/1985	17,413	45,013	62,426	10,549	17,413	55,562	72,975	(17,930)
Taylor 28	Seattle, WA	2009/2009	8,100	52,101	60,201	679	8,100	52,780	60,880	(4,836)
Belcarra	Bellevue, WA	2010/2010	12,485	74,778	87,263	3,834	12,485	78,612	91,097	(5,936)

Seattle			$90,197	$378,950	$469,147	$53,309	$90,197	$432,259	$522,456	$(127,242)	$—

Non-Multi Family

Gateway at Emeryville	Emeryville, CA		$10,171	$2,328	$12,499	$38	$10,171	$2,366	$12,537	$(2,328)	$—

TOTAL -74 Communities			$661,339	$2,669,371	$3,330,710	$392,125	$656,827	$3,066,011	$3,722,838	$(811,187)	$121,942

											$620,000

*	Properties held by a consolidated subsidiary of the Company
**	Properties secure the Company’s $620,000,000 FNMA line of credit.

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2012

(Amounts in thousands)

The activity in investments in rental communities and related depreciation for the three-year period ended December 31, 2012 is as follows:

Investments in rental communities:

	Years ended December 31,
	2012	2011	2010
Balance at beginning of year	$3,607,045	$3,464,466	$3,180,633
Transfers from construction in progress and other capitalization	104,428	1,324	119,698
Capital and Rehabilitation expenditures	54,379	37,032	30,307
Acquisitions	—	170,127	292,100
Investments sold	(44,080)	(62,690)	(159,514)
Change in accrued improvements to direct investment in real estate costs	1,066	(3,214)	1,242

Balance at end of year	$3,722,838	$3,607,045	$3,464,466

Accumulated depreciation on rental communities:

	Years ended December 31,
	2012	2011	2010
Balance at beginning of year	$729,151	$640,456	$583,953
Provision for depreciation, including discontinued operations	101,618	103,940	94,384
Dispositions	(19,582)	(15,245)	(37,881)

Balance at end of year	$811,187	$729,151	$640,456

Certain balances have been reclassified to real estate held for sale, net.

INDEX TO EXHIBITS

Exhibit No.	Description
3.0	Amended and Restated Articles of Incorporation (previously filed on March 15, 1996 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

3.1

Articles of Amendment of BRE Communities, Inc., incorporated by reference to Annex A to the Definitive Proxy Statement filed by the Registrant with the Commission on April 5, 2005 (previously filed on November 4, 2009 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

3.2

Articles Supplementary of the Registrant, reclassifying all 2,300,000 shares of 8.50% Series A Cumulative Redeemable Preferred Stock as Preferred Stock and classifying and designating the terms of the 6.75% Series C Cumulative Redeemable Preferred Stock (previously filed on March 1, 2004 as Exhibit 3.4 of the Registrant’s Form 8-A and incorporated by reference herein)

3.3

Articles Supplementary of the Registrant, classifying and designating the terms of the 6.75% Series D Cumulative Redeemable Preferred Stock (previously filed on December 8, 2004 as Exhibit 1.5 of the Registrant’s Form 8-A and incorporated by reference herein)

3.4	Certificate of Correction of the Registrant (previously filed on January 29, 1999 as Exhibit 1.3 to the Registrant’s Form 8-A and incorporated by reference herein)

3.5	Third Amended and Restated By-Laws of the Registrant (previously filed on December 19, 2012 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.0

Indenture dated as of June 23, 1997 between the Registrant and Chase Trust Company of California (previously filed on June 23, 1997 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.1

First Supplemental Indenture dated as of April 23, 1998 between the Registrant and Chase Manhattan Bank and Trust Company, National Association, as successor trustee (previously filed on May 14, 1998 as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated by reference herein)

4.2

Second Supplemental Indenture, dated as of August 15, 2006, between BRE Communities, Inc. and J.P. Morgan Trust Company, National Association, as trustee, including the form of 4.125% Convertible Senior Notes due 2026 (previously filed on August 21, 2006 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.3

Third Supplemental Indenture, dated as of November 3, 2006, between BRE Communities, Inc. and The Bank of New York Trust Company, National Association (successor to J.P. Morgan Trust Company, National Association) (previously filed on November 8, 2006 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

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

Exhibit No.	Description

4.11	Specimen 6.75% Series D Cumulative Redeemable Preferred Stock Certificate (previously filed on December 8, 2004 as Exhibit 1.6 to the Registrant’s Form 8-A and incorporated by reference herein)

4.12

Master Credit Facility Agreement by and among BRE-FMCA, LLC and BRE-FMAZ, LLC, as borrowers, BRE Communities, Inc., as guarantor, and Deutsche Bank Berkshire Mortgage, Inc., as lender, entered into as of April 7, 2009 (previously filed on April 7, 2009 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.13	5.200% Senior Note due 2021 (previously filed on November 5, 2010 as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.14	3.375% Senior Note due 2023

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

10.4*

BRE Communities Inc. Deferred Compensation Plan effective January 1, 2000 (previously filed on March 24, 2000 as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, as amended by the Annual Report on Form 10-K/A filed on August 4, 2000 and incorporated by reference herein)

10.5*

Amended and Restated Employment Agreement with Constance B. Moore dated November 20, 2006 (previously filed November 21, 2006 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.6*

First Amendment to the Amended and Restated Employment Agreement with Constance B. Moore dated December 31, 2008 (previously filed on February 18, 2009 as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein)

10.7*

Second Amendment, made on January 27, 2011 and effective as of January 1, 2011, to Amended and Restated Employment Agreement of Constance B. Moore effective as of January 1, 2005, as amended (previously filed on February 1, 2011 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

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

10.20

Treasury rate guarantee hedge with Morgan Stanley, dated November 21, 1997 (previously filed on March 26, 1998 as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference herein)

10.21

Amended and Restated Limited Liability Company Agreement of BRE Property Investors LLC, dated as November 18, 1997 (previously filed on December 18, 1997 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.22

Contribution Agreement dated as of September 29, 1997 between the Registrant, BRE Property Investors LLC and the TCR Signatories (previously filed on November 14, 1997 as Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference herein)

10.22

Registration Rights Agreement among the Registrant, BRE Property Investors LLC and the other signatories thereto dated November 18, 1997 (previously filed on December 3, 1997 as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (No. 333-41433), as amended, and incorporated by reference herein)

10.23

Registration Rights Agreement between the Registrant and Legg Mason Unit Investment Trust Series 7, Legg Mason REIT Trust, December 1998 Series, dated as of December 23, 1997 (previously filed on January 27, 1998 as Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 (No. 333-44997), as amended, and incorporated by reference herein)

10.24*

Retirement Plan for Employees of BRE Communities, Inc. (previously filed on March 12, 2003 as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by the Annual Report on the Registrant’s Form 10-K/A on June 12, 2003 and incorporated by reference herein)

10.25*

Form of option agreement for the 1999 BRE Stock Incentive Plan (previously filed on March 16, 2005 as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.26*

Form of option agreement for the Second Amended and Restated Non-Employee Directors Stock Option and Restricted Stock Plan (previously filed on March 16, 2005 as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.27*

Form of performance share award for the 1999 BRE Stock Incentive Plan (previously filed on March 16, 2005 as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.28*

Form of 2005 performance share award for the 1999 BRE Stock Incentive Plan (previously filed on March 1, 2007 as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated by reference herein)

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

10.35*

Form of restricted stock award agreement for the Fifth Amended and Restated Non-Employee Directors Stock Option and Restricted Stock Plan] (previously filed on February 12, 2010 as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein)

10.36*

Form of restricted stock award agreement for the 1999 BRE Stock Incentive Plan (previously filed on February 12, 2010 as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein)

10.37*

Form of Performance Stock Award Agreement under 1999 BRE Stock Incentive Plan, as amended (previously filed on February 2, 2010 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.38	Credit Agreement, dated as of January 5, 2012 (previously filed on January 5, 2012 as Exhibt 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.39*

Form of 1999 BRE Stock Incentive Plan Certificate of Stock Option Agreement (previously filed on February 2, 201 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.40

Equity Distribution Agreement, dated as of February 24, 2010, between BRE Communities, Inc. and Deutsche Bank Securities Inc. (previously filed on February 25, 2010 as Exhibit 1.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.41

Equity Distribution Agreement, dated as of February 24, 2010, between BRE Communities, Inc. and J.P. Morgan Securities Inc. (previously filed on February 25, 2010 as Exhibit 1.2 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.42

Equity Distribution Agreement, dated as of February 24, 2010, between BRE Communities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (previously filed on February 25, 2010 as Exhibit 1.3 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.43

Equity Distribution Agreement, dated as of February 24, 2010, between BRE Communities, Inc. and UBS Securities LLC (previously filed on February 25, 2010 as Exhibit 1.4 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.44

Equity Distribution Agreement, dated as of February 24, 2010, between BRE Communities, Inc. and Wells Fargo Securities, LLC (previously filed on February 25, 2010 as Exhibit 1.5 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.45

Amendment No. 1 to Contribution Agreement, dated November 18, 1997 (previously filed on November 24, 1997 as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.46*

Direct Stock Purchase and Dividend Reinvestment Plan (previously filed on November 28, 2008 pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, as Prospectus Supplement to the Registrant’s Prospectus dated November 8, 2007 (File No. 333-147238) and incorporated by reference herein)

Exhibit No.	Description

10.47*

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

101

The following materials from the BRE Properties, Inc. Yearly Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) notes to consolidated financial statements

*	Management contract, or compensatory plan or agreement.