Form 10-Q
period 2013-03-31
BRE PROPERTIES INC /MD/
filed 2013-05-09
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of common stock outstanding as of April 29, 2013    77,068,945

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

March 31, 2013

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements.

BRE Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental communities	$3,748,602	$3,722,838
Construction in progress	404,778	302,263
Less: accumulated depreciation	(836,827)	(811,187)

	3,316,553	3,213,914

Equity investment in real estate joint ventures:
Investments in rental communities	8,854	40,753
Real estate held for sale, net	23,347	23,065
Land under development	35,498	104,675

Total real estate portfolio	3,384,252	3,382,407
Cash	21,680	62,241
Other assets	52,550	54,334

Total assets	$3,458,482	$3,498,982

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured senior notes	$950,000	$990,018
Mortgage loans payable	741,636	741,942
Accounts payable and accrued expenses	72,737	75,789

Total liabilities	1,764,373	1,807,749

Redeemable noncontrolling interests	4,751	4,751
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 2,159,715 shares with $25 liquidation preference issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	22	22
Common stock, $0.01 par value, 100,000,000 shares authorized; 77,057,622 and 76,925,351 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	771	769
Additional paid-in capital	1,878,613	1,879,250
Cumulative dividends in excess of accumulated net income	(190,048)	(193,559)

Total shareholders’ equity	1,689,358	1,686,482

Total liabilities and shareholders’ equity	$3,458,482	$3,498,982

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2013	2012
Revenues
Rental income	$97,165	$91,249
Ancillary income	3,712	3,615

Total revenues	100,877	94,864

Expenses
Real estate	32,056	30,312
Provision for depreciation	25,827	24,667
Interest	17,332	17,218
General and administrative	6,382	5,847

Total expenses	81,597	78,044

Other income	363	520

Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	19,643	17,340
Income for unconsolidated entities	318	727
Gain on sale of unconsolidated entities	15,025	—

Income from continuing operations	34,986	18,067
Income from discontinued operations, net	—	1,057

Income from discontinued operations	—	1,057

Net income	$34,986	$19,124

Redeemable noncontrolling interest in income	48	105

Net income attributable to controlling interests	34,938	19,019
Dividends attributable to preferred stock	911	911

Net income available to common shareholders	$34,027	$18,108

Per common share data - Basic
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.44	$0.23
Income from discontinued operations	$0.00	$0.01

Net income available to common shareholders	$0.44	$0.24

Weighted average common shares outstanding – basic	76,990	76,000

Per common share data - Diluted
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.44	$0.23
Income from discontinued operations	$0.00	$0.01

Net income available to common shareholders	$0.44	$0.24

Weighted average common shares outstanding – diluted	77,250	76,380

Dividends declared and paid per common share	$0.395	$0.385

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$34,986	$19,124
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net gain on sales of unconsolidated entities	(15,025)	—
Non cash interest on convertible debt	—	37
Income from unconsolidated entities	(318)	(727)
Distributions of earnings from unconsolidated entities	317	1,165
Provision for depreciation	25,827	24,667
Provision for depreciation from discontinued operations	—	365
Amortization of deferred financing costs	806	707
Non cash stock based compensation expense	1,720	1,378
Change in other assets	799	(4,303)
Change in accounts payable and accrued expenses	(8,300)	(5,111)

Net cash flows provided by operating activities	40,812	37,302

Cash flows from investing activities:
Additions to land under development and predevelopment cost	(4,613)	(3,117)
Additions to construction in progress	(37,744)	(30,813)
Rehabilitation expenditures and other	(8,508)	(3,760)
Capital expenditures	(3,334)	(2,537)
Proceeds from sale of unconsolidated entities	47,393	—

Net cash flows used in investing activities	(6,806)	(40,227)

Cash flows from financing activities:
Principal payments on mortgage loans	(306)	(66,057)
Repayment of unsecured notes	(40,018)	(35,000)
Lines of credit:
Advances	—	134,000
Repayments	—	(41,000)
Cash dividends paid to common shareholders	(30,516)	(29,632)
Cash dividends paid to preferred shareholders	(911)	(911)
Distributions to redeemable noncontrolling interests	(48)	(105)
Shares retired for tax withholding	(3,886)	(2,326)
Proceeds from exercises of stock options and other, net	897	2,305
Proceeds from dividend reinvestment plan	221	216
Proceeds from issuance of common shares, net	—	39,115

Net cash flows (used in) provided by financing activities	(74,567)	605

Decrease in cash	(40,561)	(2,320)
Cash balance at beginning of period	62,241	9,600

Cash balance at end of period	$21,680	$7,280

BRE Properties, Inc.

Consolidated Statements of Cash Flows Cont. (unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2013	2012
Supplemental information
Cash paid for interest, net of amounts capitalized	$28,759	$27,215

Transfers of direct investments in real estate-construction in progress to investments in rental communities	$14,992	$—

Transfer of land under development to direct investments in real estate-construction in progress	$71,576	$—

Change in accrued improvements to direct investments in real estate	$1,070	$62

Change in accrued development costs for construction in progress and land under development	$(5,563)	$(1,332)

Change in redemption value of redeemable noncontrolling interests	$—	$(3,789)

Conversion of redeemable noncontrolling interest units	$—	$(4,332)

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2013

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements have been omitted. The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2012 of BRE Properties, Inc. (the “Company” or “BRE”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments only) necessary for a fair presentation of the Company’s consolidated financial statements for the interim periods presented.

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

Where possible, the Company stages its construction to allow leasing and occupancy during the construction period, which BRE believes minimizes the duration of the lease-up period following completion of construction. The Company’s accounting policy related to communities in the development and leasing phase is to expense all operating cost associated with completed apartment homes, including costs associated with the lease up of the development. Projects under development are carried at cost, including direct and indirect costs incurred to ready the assets for their intended use and which are specifically identifiable, including capitalized interest and property taxes until homes are placed in service. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. The Company has a development group which manages the design, development and construction of apartment communities. Project costs related to the development and construction of apartment communities (including interest and related loan fees, property taxes, and other direct costs including municipal fees, permits, architecture, engineering and other professional fees) are capitalized as a cost of the project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend all of their time on development activities are also capitalized and allocated to the projects to which they relate. Capitalized compensation totaled approximately $2,173,000 and $2,390,000 for the three month periods ended March 31, 2013 and March 31, 2012, respectively. Indirect costs not related to development and construction activity are expensed as incurred. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that increase the value of the community or extend its useful life are capitalized.

Direct investment development projects are considered placed in service as certificates of occupancy are issued and the homes become ready for occupancy. Depreciation begins as homes are placed in service. Land acquired for development is capitalized and reported as Land under development until the development plan for the land is formalized. Once the development plan is finalized, construction contracts are signed, and construction has commenced, the costs are transferred to the balance sheet line item Construction in progress.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which generally range from 35 to 40 years for buildings and three to ten years for other property assets. The determination as to whether expenditures should be capitalized or expensed, and the period over which depreciation is recognized, requires management’s judgment.

In accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets, the Company’s investments in real estate are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of estimated fair value are based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimate fair value is warranted. Impairment is first triggered when the carrying amount of an asset may not be recoverable. To determine impairment, the test consists of comparing the undiscounted net cash flows expected to be produced by the asset to the carrying value of the asset. If the total future net cash flows thus determined are less than the carrying amount of the real estate, impairment exists. If impairment exists and the carrying amount of the real estate exceeds its fair value, an impairment loss is recognized equal to the amount of the excess carrying amount. Based on periodic tests of recoverability of long-lived assets, for the three months ended March 31, 2013 and 2012, the Company did not record any impairment losses for wholly-owned operating real estate assets.

The Company also assesses land held for development for impairment if the intent changes with respect to the development of the land. There was no land held for development for which an adjustment for impairment in value was made for the three months ended March 31, 2013 and 2012.

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

Reportable Segments

FASB guidance requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that each of its operating communities, which comprised 99% of BRE’s consolidated assets at March 31, 2013 and December 31, 2012 and approximately 99% of its total consolidated revenues for the three months ending March 31, 2013 and March 31, 2012, represents an operating segment. The Company aggregates its operating segments into five reportable segments based upon geographical region for same-store communities, with non same-store communities aggregated into one reportable segment.

“Same-store” communities are defined as communities that have been completed, stabilized and owned by the Company for two comparable calendar year periods. The Company defines “stabilized” as communities that have reached a physical occupancy of at least 93%. Physical occupancy is calculated by dividing the total occupied homes by the total homes in stabilized communities in the portfolio.

NOTE C – STOCK-BASED COMPENSATION

FASB guidance requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values.

Stock-based compensation cost is measured at the grant date fair value and is recognized, net of estimated forfeitures, as expense ratably over the requisite service period, which is generally the vesting period. The cost related to stock-based compensation included in the determination of consolidated net income includes all awards outstanding that vested during these service periods. Under the 1999 BRE Stock Incentive Plan, as amended, and the Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan, the Company awards service based restricted stock, performance based restricted stock without market conditions, performance based restricted stock with market conditions, and stock options.

The Company measures the value of the service based restricted stock and performance based restricted stock without market conditions at fair value on the grant date, based on the number of units granted and the market value of its common stock on that date. Guidance requires compensation expense to be recognized with respect to the restricted stock if it is probable that the service or performance condition will be achieved. As a result, the Company amortizes the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period for service based restricted stock. For service based restricted stock awards, the Company evaluates its forfeiture rate at the end of each reporting period based on the probability of the service condition being met. For performance based restricted stock awards without market conditions, the Company amortizes the fair value, net of estimated forfeitures, as stock-based compensation expense using the accelerated method with each vesting tranche valued as a separate award. The fair value of performance based restricted stock awards with market conditions is determined using a Monte Carlo simulation to estimate the grant date fair value. The Company amortizes the fair value of these awards with market conditions, net of estimated forfeitures, as stock-based compensation over the vesting period regardless of whether the market conditions are satisfied in accordance with share-based payment guidance.

The Company estimates the fair value of its options using a Black-Scholes valuation model using various assumptions to determine their grant date fair value. The Company amortizes the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period.

The cost related to stock-based compensation included in the determination of consolidated net income for the three months ended March 31, 2013 and 2012 includes all awards outstanding and vested during these periods.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to six years. At March 31, 2013, compensation cost related to unvested awards not yet recognized totaled approximately $19,000,000 and the weighted average period over which it is expected to be recognized is 3.54 years. During the three months ended March 31, 2013, 199,949 restricted shares were awarded and 160,144 restricted shares vested. During the three months ended March 31, 2013, zero stock options were awarded and 39,477 options were exercised.

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

Under the guidance, an entity is a VIE and subject to consolidation, if by design a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that its joint venture LLCs are not VIEs. The Company further reviewed the management fees paid to it by its joint ventures and determined that they do not create variable interests in the entities. As of March 31, 2013, the Company had no land purchase options outstanding from third party entities.

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

No operating communities or land parcels were acquired during the three months ended March 31, 2013. During 2012, the Company acquired a parcel of land for future development in Redwood City, California for a purchase price of $11,400,000. The Company also acquired a parcel of land for future development in Pleasanton, California for a purchase price of $11,100,000.

Discontinued operations and dispositions

Accounting guidance requires the results of operations for communities sold during the period or designated as held for sale at the end of the period to be classified as discontinued operations. The community-specific components of net earnings that are classified as discontinued operations include all community-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and community specific interest expense to the extent there is secured debt on the community. In addition, the net gain or loss on the eventual disposal of communities held for sale is reported as discontinued operations.

At March 31, 2013, the Company had land with a net carrying value of $23,347,000 classified as held for sale on the consolidated balance sheet.

No operating communities or land parcels were sold during the three months ended March 31, 2013 and 2012.

During 2012, the Company sold three communities located in San Diego, California: Countryside Village, with 96 homes in El Cajon submarket; Terra Nova Villas, with 233 homes in Chula Vista; and Canyon Villa, with 183 homes in Chula Vista. The approximate net proceeds from the three sales were $88,236,000 resulting in a combined net gain of $62,136,000.

For the three months ended March 31, 2013, there were no results generated by discontinued operations as there were no operating assets sold or held for sale during the quarter. For the three months ended March 31, 2012, the combined results of the three communities sold during 2012 were included in the discontinued operations line on the consolidated statements of income and totaled approximately $1,057,000.

The following is a breakdown of the combined results of operations for the operating communities included in discontinued operations:

	For the Three Months Ended March 31,
(amounts in thousands)	2013	2012
Rental and ancillary income	$—	$2,080
Real estate expenses	—	(658)
Provision for depreciation	—	(365)

Income from discontinued operations, net	$—	$1,057

Total discontinued operations	$—	$1,057

Sale of unconsolidated entities

On February 28, 2013, the Company sold its joint venture interest to its joint venture partner in four communities located in Denver, Colorado with a total of 1,616 homes and two communities located in Phoenix, Arizona with a total of 564 homes. The Company had a 15% equity ownership in each community. The Company’s total gross proceeds were approximately $47,400,000 and the Company recognized a net gain of approximately $15,000,000.

NOTE F – EQUITY

On February 24, 2010, the Company entered into Equity Distribution Agreements (EDAs) with each of Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC, and Wells Fargo Securities, LLC (collectively, the “sales agents”) under which it may issue and sell from time to time through or to its sales agents shares of its common stock having an aggregate offering price of up to $250,000,000.

No shares were issued under the EDAs during the three months ended March 31, 2013. During the three months ended March 31, 2012, 815,045 shares were issued under the EDAs, with an average share price of $49.09 for total gross proceeds of approximately $40,000,000 and total commission paid to the sales agents of approximately $800,000. Proceeds from the sale of shares under the EDAs were used for general corporate purposes that include reducing borrowings under its revolving credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities and financing for acquisitions.

During the three months ended March 31, 2013, 128,000 net shares of common stock were issued under the Company’s stock-based compensation plans and 4,500 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan.

Consolidated Statements of Stockholders Equity

(Dollar amounts in thousands, except share and per share data)

Common Stock Shares	March 31, 2013
Balance at beginning of year	76,925,351
Stock options exercised, net of shares tendered	34,124
Vested restricted shares, net of shares tendered	93,634
Shares issued pursuant to dividend reinvestment plan	4,513

Balance at end of period	77,057,622
Preferred stock shares
Balance at beginning of year	2,159,715

Balance at end of period	2,159,715
Common stock
Balance at beginning of year	$769
Stock options exercised	1
Vested restricted shares	1
Shares issued pursuant to dividend reinvestment plan	—

Balance at end of period	$771
Preferred stock
Balance at beginning of year	$22

Balance at end of period	$22
Additional paid-in capital
Balance at beginning of year	$1,879,250
Stock options exercised, net of shares tendered	982
Shares retired for tax withholding	(3,886)
Stock based compensation	2,130
Dividend reinvestment plan	221
Other	(84)

Balance at end of period	$1,878,613
Cumulative dividends in excess of accumulated net income
Balance at beginning of year	($193,559)
Net income	34,986
Cash dividends declared to common shareholders	(30,516)
Cash dividends declared to preferred shareholders	(911)
Other noncontrolling interest in income	(48)

Balance at end of period	($190,048)
Redeemable noncontrolling interests
Balance at beginning of year	$4,751
Other noncontrolling interests in income	48
Distributions to other noncontrolling interests	(48)

Balance at end of period	$4,751

NOTE G – LEGAL MATTERS

The Company is involved in various legal actions arising in the ordinary course of business for which losses are expected to be covered under the Company’s insurance policies. As of March 31, 2013, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

NOTE H – DEBT

On February 15, 2013, the Company’s 7.130% senior notes came due and the aggregate principal balance of $40,018,000 was paid in full.

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

On January 4, 2012, the Company entered into a $750,000,000 unsecured revolving credit facility (the “Credit Agreement”). The unsecured revolving credit facility has an initial term of 39 months, terminates on April 3, 2015 and replaces its previous $750,000,000 unsecured revolving credit facility. Based on the Company’s current debt ratings, the unsecured revolving credit facility accrues interest at LIBOR plus 120 basis points. In addition, the Company pays a 0.20% annual facility fee on the total commitment of the facility. Majority owned subsidiaries no longer guarantee its unsecured revolving credit facility. Borrowings under the Company’s unsecured revolving credit facility totaled $0 at March 31, 2013. Borrowings under the unsecured revolving credit facility were used to fund acquisition and development activities as well as for general corporate purposes. Balances on the unsecured revolving credit facility were typically reduced with available cash balances.

On August 13, 2012, the Company completed an offering of $300,000,000, 10.5-year senior unsecured notes. The notes will mature on January 15, 2023 and bear interest at a fixed coupon rate of 3.375%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $295,400,000 and were used for general corporate purposes including reducing the Company’s unsecured revolving credit facility balance.

The Company’s indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, total debt to capital, and cash on hand among others. The Company was in compliance with all such financial covenants during the three months ended March 31, 2013 and 2012.

The following is a consolidated summary of BRE’s total outstanding debt as of March 31, 2013 (amounts in thousands):

		Mortgage notes payable
Year of Maturity	Unsecured senior notes	Amortization	Balloon	Total	Total debt	Weighted Avg Rate (1)
2013	$—	$536	$29,639	$30,175	$30,175	5.33%
2014	50,000	3,839	—	3,839	53,839	4.77%
2015	—	7,962	—	7,962	7,962	5.63%
2016	—	9,041	—	9,041	9,041	5.64%
2017	300,000	9,307	—	9,307	309,307	5.50%
2018	—	9,853	—	9,853	9,853	5.63%
2019	—	6,492	317,975	324,467	324,467	5.59%
2020	—	3,346	343,646	346,992	346,992	5.61%
2021	300,000	—	—	—	300,000	5.20%
2022	—	—	—	—	—	—
2023	300,000	—	—	—	300,000	3.38%

	$950,000	$50,376	$691,260	$741,636	$1,691,636	5.09%

(1)	Represents the weighted average coupon interest rates of debt maturities in the year in which they become due. These rates do not include the amortization of upfront issuance fees.

NOTE I – NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued an accounting standards update requiring enhanced disclosures about items reclassified out of accumulated other comprehensive income (AOCI) and changes in AOCI balances that should be applied prospectively for public entities with interim and annual periods beginning after December 15, 2012. For items reclassified to net income in their entirety, the Accounting Standards Update (ASU) requires information about the effect of significant reclassification items on line items of net income by component of other comprehensive income (OCI). For other AOCI reclassification items not required to be reclassified directly to net income in their entirety, companies must cross-reference to the note where additional details about the effects of the reclassification are disclosed. The update also requires disclosure of more information about changes in AOCI balances, requiring companies to present current-period reclassifications out of AOCI and other amounts of current-period OCI separately for each component of OCI on the face of the financial statements or in the notes. The adoption of this guidance had no impact on the Company’s financial statements during the three months ended March 31, 2013.

NOTE J – FAIR VALUE MEASUREMENT

Under FASB guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.

Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the consolidated balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by the FASB and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Financial Instruments Not Carried at Fair Value

The fair values of the Company’s financial instruments including such items in the financial statement captions as cash, other assets, accounts payable and accrued expenses, and the unsecured revolving credit facility, approximate their carrying or contract values based on their nature, terms and interest rates. The fair value of debt is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements with similar terms.

As of March 31, 2013 the Company has estimated that the fair value of its mortgage loans payables is approximately $864,000,000 (carrying value of $741,636,000). During the same period, the Company has estimated that the fair value of its unsecured senior notes is approximately $1,060,000,000 (carrying value of $950,000,000). These valuations were estimated using the rates of comparable debt instruments available in the market place, which are Level 2 measurements.

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

As of March 31, 2013, there were no redeemable noncontrolling interests that were required to to be marked to market and no operating company units remain outstanding. During the first quarter of 2012, all outstanding operating company units recorded in redeemable noncontrolling interests were converted to shares of common stock, and a decrease in redeemable noncontrolling interests of $3,789,000 was recorded to adjust the noncontrolling interest to its final redemption value with an offsetting change in additional paid in capital. As of March 31, 2013, there is $4,751,000 of redeemable noncontrolling interest stated at redemption value.

The estimated fair values of investment securities classified as deferred compensation plan investments are based on quoted market prices utilizing public information for the same transactions and are therefore classified as Level 1. The Company’s deferred compensation plan investments are recorded in Other assets and totaled $4,198,000 and $4,111,000 at March 31, 2013 and at December 31, 2012, respectively.

There were no transfers of assets measured at fair value between Level 1 and Level 2 of the fair value hierarchy for the three months ended March 31, 2013.

NOTE K – SEGMENT REPORTING

FASB guidance requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that each of its operating communities, which comprised 99% of BRE’s consolidated assets at March 31, 2013 and 2012 and approximately 99% of its total consolidated revenues for the three months ended March 31, 2013 and 2012, represents an operating segment. The Company aggregates its operating segments into reportable segments defined as the geographical regions in which its apartment communities are located: Southern California, San Francisco Bay Area and the Seattle area.

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

The Company monitors the operating results of each community on a “same-store” and “non same-store” basis. “Same-store” communities are defined as communities that have been completed, stabilized and owned by the Company for two comparable calendar year periods. The company defines “stabilized” as communities that have reached a physical occupancy of at least 93%. A comparison of operating results for same-store communities is meaningful as these communities have stabilized occupancy and operating expenses, there is no plan to conduct significant redevelopment activities and the community is not held for disposition within the current year.

To better understand the Company’s overall results, the 74 wholly or majority owned apartment communities can be characterized as follows:

•	20,824 homes in 73 communities were owned, completed and stabilized for all of 2013 and 2012 (“same-store”) communities; and

•

336 homes in one completed development community, as of March 31, 2013 which was experiencing lease up and stabilization during 2013 and 2012 and as a result did not have comparable year-over-year operating results (“non same-store”)

Operating results are aggregated into five reportable segments based upon geographical region for same-store communities, with non same-store communities aggregated into one reportable segment. The following table details rental income and NOI for the Company’s reportable segments for the three months ended March 31, 2013 and 2012, and reconciles NOI to income from continuing operations per the consolidated statement of operations:

	For the Three Months Ended March 31,
($ in thousands)	2013	2012
Revenues (1):
Southern California (2)	$56,565	$54,907
San Francisco Bay Area	24,652	22,785
Seattle	13,915	12,981
Non Core markets (3)	3,965	3,812

Same-store revenues	99,097	94,485

Non Same-store communities (4)	1,780	379

Total community revenues	$100,877	$94,864

Net Operating Income:
Southern California (2)	$38,772	$37,567
San Francisco Bay Area	17,810	16,122
Seattle	9,011	8,546
Non Core markets (3)	2,433	2,383

Same-store net operating income	68,026	64,618

Non Same-store communities (4)	795	(66)

Total community net operating income	$68,821	$64,552

Other income	363	520
Income from unconsolidated entities	318	727
Gain on sale of unconsolidated entity, net	15,025	—
Income from discontinued operations, net	—	1,057

Net operating income	$84,527	$66,856

Less:
Provision for depreciation	25,827	24,667
Interest	17,332	17,218
General and administrative	6,382	5,847
Dividends attributable to preferred stock	911	911
Redeemable noncontrolling interests in income	48	105

Net income available to common shareholders	$34,027	$18,108

The following table details the assets of the Company’s reportable segments (in thousands):

	As of March 31, 2013			As of December 31, 2012(5)
	Communities	Homes	Asset Balance	Asset Balance
Assets
Southern California(2)	42	11,869	$2,141,368	$2,034,627
San Francisco Bay Area	15	4,197	819,512	612,465
Seattle	13	3,456	525,400	522,444
Non-core markets(3)	3	1,302	131,195	130,893

Total Same-store communities	73	20,824	3,617,475	3,300,429
Non Same-store communities(4)	1	336	131,127	422,409

Total investment in rental communities	74	21,160	3,748,602	3,722,838

Accumulated depreciation			(836,827)	(811,187)
Construction in progress			404,778	302,263
Equity investment in real estate joint ventures			8,854	40,753
Real estate held for sale, net			23,347	23,065
Land under development			35,498	104,675
Cash			21,680	62,241
Other assets			52,550	54,334

Total gross assets			$3,458,482	$3,498,982

(1)	All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Company’s total revenue during the three months ended March 31, 2013 and 2012.
(2)	Consists of 11 communities in San Diego, 5 in Inland Empire, 14 in Los Angeles, and 12 in Orange County.
(3)	Consists of one same-store community in Sacramento, California and two same-store communities in Phoenix, Arizona.
(4)

2013 Non same-store communities’ totals include one community fully delivered in 2012, one community partially delivered in the first quarter of 2013, and commercial communities that will be later developed as multi-family.

(5)	Data represents balances for same-store pools established in the year ended December 31, 2012.

NOTE L – SUBSEQUENT EVENTS

The Company has evaluated and disclosed subsequent events through the date of the issuance of the financial statements.

Subsequent to the quarter ended March 31, 2013, an operating community in Southern California with a gross carrying value of approximately $39,700,000, totaling 200 homes, met the criteria for held for sale. The sale is expected to close in the second quarter of 2013.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, we have made forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements pertain to, among other things, our capital resources, financial liquidity, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties. You should not rely on these statements as predictions of future events because there is no assurance that the events or circumstances reflected in the statements can be achieved or will occur. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or in their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect or imprecise or incapable of being realized. The following factors, among others, could affect actual results and future events: defaults or non-renewal of leases, illiquidity of real estate and reinvestment risk, our regional focus primarily in the major metropolitan markets within the state of California and in the metropolitan area of Seattle, Washington, insurance coverage, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying communities to acquire and in effecting acquisitions, failure to successfully integrate acquired communities and operations, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends upon economic trends, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors. Do not rely solely on forward-looking statements, which only reflect management’s analysis. We assume no obligation to update forward-looking statements.

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

This table summarizes information about our 2013 operating communities:

	Same-store Communities [1]				Total Communities [2]
Regions	# of Communities	# of Homes	% of Same-store Revenue	% of Same-store NOI	# of Communities	# of Homes	% of Total Revenue	% of Total NOI
San Diego	11	3,640	17%	18%	11	3,640	17%	17%
Inland Empire	5	1,173	5%	5%	5	1,173	5%	5%
Orange County	12	3,789	17%	17%	12	3,789	17%	17%
Los Angeles	14	3,267	18%	17%	14	3,267	17%	17%
San Francisco	15	4,197	25%	26%	16	4,533	26%	27%

California	57	16,066	82%	83%	58	16,402	82%	83%

Seattle	13	3,456	14%	13%	13	3,456	14%	13%

Phoenix	2	902	3%	3%	2	902	3%	3%
Sacramento	1	400	1%	1%	1	400	1%	1%

Non-Core	3	1,302	4%	4%	3	1,302	4%	4%

	73	20,824	100%	100%	74	21,160	100%	100%

(1)	“Same-store” communities are defined as communities that have been completed, stabilized and owned by us for at least two twelve month periods. The term stabilized refers to communities that have reached a physical occupancy of at least 93%.
(2)	Includes a developed community in lease-up phase that has been stabilized for less than two twelve month periods.

For the three months ended March 31, 2013, same-store communities totaled 20,824 homes. For the three months ended March 31, 2013, our non same-store pool is comprised of 336 homes in lease up.

At March 31, 2013, our portfolio had real estate assets with a net book value of approximately $3.5 billion that included 74 wholly or majority-owned communities, aggregating 21,160 homes; two multifamily communities owned in joint ventures, comprised of 684 homes; and seven (four in Northern California, two in Southern California, one in Seattle, Washington) wholly or majority-owned communities in various stages of construction and development, totaling 2,054 homes. We earn revenue and generate cash primarily by collecting monthly rent from our community residents.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

Rental and ancillary income

A summary of the components of revenues for the three months ended March 31, 2013 and 2012 is as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2013		2012
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	$ change from 2012 to 2013	% change from 2012 to 2013
Rental income	$97,165	96.3%	$91,249	96.2%	$5,916	6.5%
Ancillary income	3,712	3.7%	3,615	3.8%	97	2.7%

Total revenues	$100,877	100.0%	$94,864	100.0%	$6,013	6.3%

The total increase in revenues for the three months ended March 31, 2013, as compared with the three months ended March 31, 2012, was generated from an increase in same-store and non same-store revenue as follows (dollar amounts in thousands):

	2013 Change	% Change from 2012 to 2013
Same-store communities	$4,612	4.9%
Non same-store communities	1,401	369.7%

Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$6,013	6.3%

The increase in same-store revenue was primarily due to a 5.0% increase in average monthly revenue earned per home in the same-store portfolio from $1,587 per home in the first quarter of 2012 to $1,666 per home in the first quarter of 2013. Average monthly revenue is comprised of rental and ancillary income earned on occupied homes during the period. Financial occupancy levels averaged 95.2% during first quarter 2013, as compared with 95.3% for the same period in 2012. The 369.7% increase in revenue from 2013 non same-store communities represents the increase in the number of 2013 non same-store communities from the first quarter of 2012 to the first quarter of 2013.

Real estate expenses

A summary of the categories of real estate expenses for the three months ended March 31, 2013 and 2012 is as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2013		2012
	Expenses	% of Total Expenses	Expenses	% of Total Expenses	$ change from 2012 to 2013	% change from 2012 to 2013
Same-store	$31,071	96.9%	$29,867	98.5%	$1,204	4.0%
Non same-store	985	3.1%	445	1.5%	540	121.3%

Total real estate expenses	$32,056	100.0%	$30,312	100.0%	$1,744	5.8%

Same-store expenses increased $1,204,000 or 4.0% from the quarter ended March 31, 2013 is primarily due to increases in property taxes, payroll and lease commissions, and administrative costs. Non same-store expenses increased approximately $540,000, or 121.3% from the quarter ended March 31, 2012, which represents the increase in number of 2013 non same-store communities from the first quarter of 2012 to the first quarter of 2013.

Provision for depreciation

The provision for depreciation totaled $25,827,000 and $24,667,000 for the three months ended March 31, 2013 and 2012, respectively. The increase of $1,160,000 or 4.7% is due to higher depreciable bases on recently completed development communities delivered in 2012.

Interest expense

Interest expense was $17,332,000 (net of $5,652,000 of interest capitalized to the cost of apartment communities under development and construction) for the three months ended March 31, 2013, an increase of $114,000 or 0.7% from the same period in 2012. Interest expense was $17,218,000 for the quarter ended March 31, 2012 (net of $4,848,000 of interest capitalized to the cost of apartment communities under development and construction). The increase is primarily due to the $300,000,000 issuance of 3.375% unsecured senior notes during the third quarter of 2012 which was offset by a reduction in the revolving credit facility balance and an increase in capitalized interest due to increased development and construction activity.

General and administrative expenses

General and administrative expenses totaled $6,382,000 and $5,847,000 for the three months ended March 31, 2013 and 2012, respectively. The general and administrative expenses increased $535,000, or 9.1%, primarily as a result of increased stock based compensation and associate benefits.

Other income

Other income for the three months ended March 31, 2013 and 2012 is comprised of the following:

	For the three months ended March 31,
	2013	2012
Management Fees	$259,000	$420,000
Interest Income	63,000	91,000
Other	41,000	9,000

Total	$363,000	$520,000

Income from unconsolidated entities and gain on sale of unconsolidated entities

Income from unconsolidated entities totaled $318,000 and $727,000 for the three months March 31, 2013 and 2012, respectively. The total represents our share of net income from the joint venture communities we own. The decrease is due to the sales of joint venture communities during 2012 and 2013.

On February 28, 2013, we sold our joint venture interest in four communities located in Denver, Colorado with a total of 1,616 homes and two communities located in Phoenix, Arizona with a total of 564 homes to our joint venture partner. We maintained a 15% equity ownership in each community. Our total gross proceeds were approximately $47,400,000. A net gain on sale of approximately $15,000,000 was recognized.

On September 12, 2012, we sold our joint venture community Calavera Point, a 276 home community located in Westminister, Colorado. We maintained a 15% equity ownership in the community and received gross proceeds of approximately $5,600,000. A net gain on sale of approximately $900,000 was recognized.

On September 25, 2012, we sold our joint venture community Pinnacle at the Creek, a 216 home community located in Centennial, Colorado. We maintained a 15% equity ownership in the community and received gross proceeds of approximately $4,800,000. A net gain on sale of approximately $1,800,000 was recognized.

On September 26, 2012, we sold our joint venture community Pinnacle at Galleria, a 236 home community, located in Roseville, California. We maintained a 35% equity ownership in the community and received gross proceeds of approximately $16,600,000. A net gain on sale of approximately $3,300,000 was recognized.

Discontinued operations

Accounting guidance requires the results of operations for communities sold during the period or designated as held for sale at the end of the period to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operation include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale and property specific interest expense to the extent there is secured debt on the property. In addition, the net gain or loss on the eventual disposal of communities held for sale is reported as discontinued operations.

As of March 31, 2013, there was land with a net carrying value of $23,347,000 classified as held for sale on the consolidated balance sheet. There was no land or other non-operating assets classified as held for sale for the quarter ended March 31, 2012.

There were no operating communities held for sale as of March 31, 2013.

During 2012, we sold three communities located in San Diego, California: Countryside Village, with 96 homes in El Cajon submarket; Terra Nova Villas, with 233 homes in Chula Vista; and Canyon Villa, with 183 homes in Chula Vista. The net proceeds from the three sales were $88,236,000 resulting in a combined net gain of $62,136,000.

For the quarter ended March 31, 2012, the net income from the three operating communities sold during 2012 was included in the discontinued operations line on the consolidated statement of income and totaled $1,057,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the quarters ended March 31, 2013, and 2012 represent the dividends on our outstanding 6.75% Series D Cumulative Redeemable Preferred Stock. All of our current outstanding shares of Series D Cumulative Redeemable preferred stock have a $25.00 per share liquidation preference. As of March 31, 2013, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock remain outstanding.

For the three months ended March 31, 2013 and 2012, we paid $911,000 in dividends on our 6.75% Series D Cumulative Redeemable Preferred Stock.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the quarter ended March 31, 2013, was $34,027,000, or $0.44 per diluted share, as compared with $18,108,000, or $0.24 per diluted share, for the same period in 2012.

Liquidity and Capital Resource

In the event that we do not have sufficient cash available to us from our operations to continue operating our business as usual, we may need to find alternatives to fund our liquidity needs. Such alternatives may include, without limitation: (a) divesting of communities at less than optimal terms; (b) issuing and selling our debt and equity in public or private transactions under less than optimal conditions; (c) entering into leases with new tenants at lower rental rates or less than optimal terms; (d) entering into lease renewals with our existing tenants without an increase in rental rates at turnover; (e) reducing the level of dividends to common shareholders to the minimum level necessary to maintain our corporate REIT status under the Internal Revenue Code; or (f) paying a portion of our dividends in stock rather than cash. Taking such measures to increase liquidity may have a materially adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Our dividend per share amounts for the quarters ending March 31, 2013 and 2012 were $0.395 and $0.385 respectively. The quarterly common dividend payment of $0.395 is equivalent to $1.58 per common share on an annualized basis.

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our unsecured revolving credit facility, proceeds from community sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our unsecured revolving credit facility, we would anticipate raising long-term financing or permanent capital through a combination of public and private offerings of debt and equity securities, proceeds from community sales and secured debt. However, such financing may not be available on favorable terms, or at all. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. For the three months ended March 31, 2013, cash flows generated from operating activities were in excess of distributions to common shareholders, preferred shareholders and non-controlling interest members by approximately $9,300,000. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured revolving credit facility provides adequate liquidity to address temporary cash shortfalls. We expect that annual cash flows from operations will exceed annual distributions to equity holders for the year ended December 31, 2013, which is consistent with prior years. Annual cash flows from operating activities exceeded annual distributions to common shareholders, preferred shareholders and redeemable non-controlling interest members by approximately $79,200,000 and $54,000,000 for the years ended December 31, 2012 and 2011, respectively.

During the three months ended March 31, 2013 and 2012 we invested $54,199,000 and $40,227,000 respectively in capital expenditures:

	Three months ended March 31,		Expected 2013 Annual Range
(amounts in thousands)	2013	2012	Low	High
New development (including land)	$42,357	$33,930	$190,000	$225,000
Rehab expenditures	8,508	3,760	35,000	50,000
Capital expenditures	3,334	2,537	22,000	25,000

Total capital expenditures	$54,199	$40,227	$247,000	$300,000

We had a total of $950,000,000 carrying amount in unsecured senior notes at March 31, 2013, consisting of the following:

Maturity (amounts in thousands)	Unsecured Senior Note Balance	Interest Rate(1)
March 2014	$50,000	4.700%
March 2017	300,000	5.500%
March 2021	300,000	5.200%
March 2023	300,000	3.375%

Total / Weighted Average Interest Rate	$950,000	4.692%

(1)	Interest rate stated at coupon rate on each respective note.

On February 15, 2013, our 7.130% senior notes outstanding came due and we paid in full the aggregate principal balance of $40,018,000.

In addition, at March 31, 2013, we had mortgage indebtedness with a total principal amount outstanding of $741,636,000 at a weighted average rate of 5.59% and remaining terms ranging from one to seven years. For the periods ending March 31, 2013, and December 31, 2012, respectively, unencumbered real estate net operating income represented 72.9% and 72.5% of our total real estate net income.

As of March 31, 2013, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock were outstanding.

As of March 31, 2013, we had total outstanding debt balances of approximately $1,692,000,000 and total outstanding consolidated shareholders’ equity and redeemable noncontrolling interests of approximately $1,694,000,000, representing a debt to total book capitalization ratio of 50%.

On January 5, 2012, we entered into a new $750,000,000 unsecured revolving credit facility (the “Credit Agreement”). The unsecured revolving credit facility has an initial term of 39 months, terminates on April 3, 2015 and replaces our previous $750,000,000 unsecured revolving credit facility. Based on our current debt ratings, the revolving credit facility accrues interest at LIBOR plus 120 basis points. In addition, we pay a 0.20% annual facility fee on the capacity of the unsecured revolving credit facility. Borrowings under our unsecured revolving credit facility totaled $0 at March 31, 2013.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, total debt to capital, and cash on hand among others. We were in compliance with all such financial covenants during the three months ended March 31, 2013 and 2012.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2013, such as scheduled debt repayments, construction funding and potential property acquisitions. As of March 31, 2013 scheduled debt principal payments through December 31, 2013 totaled approximately $30,175,000.

On February 24, 2010, we entered into Equity Distribution Agreements (EDAs) with each of Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC, and Wells Fargo Securities, LLC (collectively, the “sales agents”) under which we may issue and sell from time to time through or to our sales agents shares of our common stock having an aggregate offering price of up to $250,000,000. No shares were issued under the EDA’s during the three months ended March 31, 2013. During 2012, 815,045 shares were issued under the EDAs, with an average share price of $49.09 for total gross proceeds of approximately $40,000,000 and total commission paid to the sales agents of approximately $800,000. As of March 31, 2013, the remaining capacity under the EDAs totals $123,600,000. We intend to use any net proceeds from the sale of our shares under the EDAs for general corporate purposes, which may include reducing borrowings under our unsecured revolving credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities and financing for acquisitions.

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

Construction in progress and land under development

The following table provides data on our multifamily communities that are currently under various stages of development and construction. Completion of the development communities is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot provide assurance that these communities will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed homes shown in the table below. In addition to the communities below, we have predevelopment costs on two future development projects totaling approximately $16,200,000 in Other assets on the Consolidated Balance Sheets as of March 31, 2013.

(Dollar amounts in millions) Property Name	Location	Proposed Number of Homes	Costs Incurred to Date - March 31, 2013 (1)	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date (2)

Construction in Progress
Aviara [3]	Mercer Island, WA	166	$41.6	$44.5	$2.9	2Q/2013
Solstice	Sunnyvale, CA	280	79.9	121.9	42.0	1Q/2014
Wilshire La Brea	Los Angeles, CA	478	190.5	277.3	86.8	4Q/2014
Radius	Redwood City, CA	264	30.4	97.8	67.4	4Q/2014
MB360 [4]	San Francisco, CA	360	77.4	227.2	149.8	4Q/2014

Total Construction in Progress		1,548	$419.8	$768.7	$348.9

Property Name	Location	Proposed Number of Homes	Costs Incurred to Date - March 31, 2013	Estimated Total Cost (5)
Land Owned [6]

Pleasanton	Pleasanton, CA	251	$21.1	TBR
Pleasanton II	Pleasanton, CA	255	14.4	TBR

Total Land Owned		506	$35.5	$171.0

[1]	Reflects all recorded costs as of March 31, 2013, recorded on our Consolidated Balance Sheets as “Direct investments in real estate-construction in progress.”
[2]	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy.
[3]

Reflects all recorded costs incurred as of March 31, 2013, recorded on our Consolidated Balance Sheets as “Direct investment in real estate- Construction in progress.” Included in this amount is $15 million of costs for completed and delivered homes as of March 31, 2013, which is reflected in our Consolidated Balance Sheets as “Direct Investments in real estate - Investment in rental communities.” Also, during the fourth quarter of 2010, we entered into a ground lease for the Aviara site. The ground lease has an initial term of 60 years, two 15-year extensions followed by a 9-year extension and the annualized GAAP expense is $664 thousand.

[4]	During Q1’2013, the two parcels of land located in the Mission Bay district of San Francisco, CA were transferred from land under development to construction in progress.
[5]	Reflects the aggregate cost estimates including land. Specific community cost estimates To Be Reported (TBR) once entitlement approvals are received and the Company is prepared to begin construction.
[6]

Represents projects in various stages of pre-construction development. Projects are transferred to construction in progress when construction contracts are finalized and construction activity has commenced.

Dividends Paid to Common and Preferred Shareholders and Distributions to Redeemable Noncontrolling Interest Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our dividend per share amounts for the three months ended March 31, 2013 and 2012 were $0.395 and $0.385 per share, respectively. Total dividends paid to common shareholders for the three months ended March 31, 2013 and 2012 were $30,516,000 and $29,632,000, respectively.

For the three months ended March 31, 2013 and 2012, we paid $911,000 in dividends on our 6.75% Series D Cumulative Redeemable Preferred Stock.

Total distributions to redeemable noncontrolling interests of our consolidated subsidiaries were $48,000 and $105,000 for the three months ended March 31, 2013 and 2012, respectively.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk.

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2012.

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

As of March 31, 2013, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

The Company is involved in various legal actions arising in the ordinary course of business for which losses are expected to be covered under the Company’s insurance policies. As of March 31, 2013, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

ITEM 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	(a) Total Number of Shares (or (b)) Purchased[1]	(b) Average Price Paid per Share (or Unit)[2]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 through January 31, 2013	5,353	$51.53	—	—
February 1, 2013 through February 28, 2013	75,469	51.50	—	—
March 1, 2013 through March 31, 2013	—	—	—	—
Total	80,822	$51.50	—	—

[1]	Includes an aggregate of 76,548 shares withheld to pay taxes and 4,274 shares withheld for option cost.
[2]	Average price paid per share owned and forfeited by shareholder.

ITEM 3.	Defaults Upon Senior Securities.

None

ITEM 4.	(Removed and Reserved).

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits.

3.1	Third Amended and Restated Bylaws of BRE Properties, Inc. (previously filed on December 19, 2012 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

3.2	First Amendment to Third Amended and Restated Bylaws of BRE Properties, Inc. (previously filed on April 9, 2013 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

4.1	Form of 3.375% Senior Note due 2023 (previously filed on August 7, 2012 as Exhibit 4.6 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.1	Form of Restricted Stock Award Agreement under 1999 BRE Stock Incentive Plan (previously filed on April 3, 2013 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the BRE Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.
(Registrant)

Date: May 9, 2013	/S/ JOHN A. SCHISSEL
John A. Schissel
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2013	/s/ PETER C. OLSON
Peter C. Olson
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibits.

3.1	Third Amended and Restated Bylaws of BRE Properties, Inc. (previously filed on December 19, 2012 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

3.2	First Amendment to Third Amended and Restated Bylaws of BRE Properties, Inc. (previously filed on April 9, 2013 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

4.1	Form of 3.375% Senior Note due 2023 (previously filed on August 7, 2012 as Exhibit 4.6 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.1	Form of Restricted Stock Award Agreement under 1999 BRE Stock Incentive Plan (previously filed on April 3, 2013 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the BRE Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) notes to the Consolidated Financial Statements.