Form 10-Q
period 2013-06-30
BRE PROPERTIES INC /MD/
filed 2013-08-02
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No

Number of shares of common stock outstanding as of July 29, 2013    77,165,147

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

June 30, 2013

Page No.
PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements:

Consolidated Balance Sheets – June 30, 2013 (unaudited) and December 31, 2012	3

Consolidated Statements of Income (unaudited) – three months ended June 30, 2013 and 2012	4

Consolidated Statements of Income (unaudited) – six months ended June 30, 2013 and 2012	5

Consolidated Statements of Cash Flows (unaudited) – six months ended June 30, 2013 and 2012	6-7

Condensed Notes to Consolidated Financial Statements (unaudited)	8-17

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-27

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	27

ITEM 4: Controls and Procedures	27

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings	28
ITEM 1A: Risk Factors	28
ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	28
ITEM 3: Defaults Upon Senior Securities	28
ITEM 4: (Removed and Reserved)	28
ITEM 5: Other Information	28
ITEM 6: Exhibits	29

SIGNATURES	30
EXHIBIT INDEX	31

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements.

BRE Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental communities	$3,758,556	$3,722,838
Construction in progress	431,704	302,263
Less: accumulated depreciation	(852,289)	(811,187)
	3,337,971	3,213,914

Equity investment in real estate joint ventures	6,438	40,753
Real estate held for sale, net	23,481	23,065
Land under development	36,544	104,675
Total real estate portfolio	3,404,434	3,382,407
Cash	3,377	62,241
Other assets	49,882	54,334
Total assets	$3,457,693	$3,498,982

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured senior notes	$950,000	$990,018
Mortgage loans payable	711,624	741,942
Accounts payable and accrued expenses	84,066	75,789
Total liabilities	1,745,690	1,807,749

Redeemable noncontrolling interest	4,751	4,751
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 2,159,715 shares with $25 liquidation preference issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	22	22
Common stock, $0.01 par value, 100,000,000 shares authorized; 77,154,677 and 76,925,351 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	772	769
Additional paid-in capital	1,883,452	1,879,250
Cumulative dividends in excess of accumulated net income	(176,994)	(193,559)
Total shareholders’ equity	1,707,252	1,686,482
Total liabilities and shareholders’ equity	$3,457,693	$3,498,982

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except share data)

	For the three months ended
	June 30,
	2013	2012
Revenues
Rental income	$97,817	$91,619
Ancillary income	4,083	3,691
Total revenues	101,900	95,310
Expenses
Real estate	30,622	30,008
Provision for depreciation	26,090	24,244
Interest	16,655	16,272
General and administrative	5,956	6,211
Total expenses	79,323	76,735
Other income	290	706
Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	22,867	19,281
Income from unconsolidated entities	112	728
Net gain on sales of unconsolidated entities	3,608	-
Income from continuing operations	26,587	20,009
Income from discontinued operations, net	585	1,424
Net gain on sales of discontinued operations	17,394	8,279
Income from discontinued operations	17,979	9,703
Net income	$44,566	$29,712
Redeemable noncontrolling interest in income	48	105
Net income attributable to controlling interests	$44,518	$29,607
Dividends attributable to preferred stock	911	911
Net income available to common shareholders	$43,607	$28,696
Per common share data - Basic
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.33	$0.25
Income from discontinued operations	0.23	0.12
Net income available to common shareholders	$0.56	$0.37
Weighted average common shares outstanding – basic	77,106	76,735
Per common share data - Diluted
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.33	$0.25
Income from discontinued operations	0.23	0.12
Net income available to common shareholders	$0.56	$0.37
Weighted average common shares outstanding – diluted	77,280	77,070
Dividends declared and paid per common share	$0.395	$0.385

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except share data)

	For the six months ended
	June 30,
	2013	2012
Revenues
Rental income	$193,934	$181,847
Ancillary income	7,766	7,263
Total revenues	201,700	189,110
Expenses
Real estate	62,321	59,975
Provision for depreciation	51,640	48,602
Interest	33,987	33,490
General and administrative	12,338	12,058
Total expenses	160,286	154,125
Other income	653	1,225
Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	42,067	36,210
Income from unconsolidated entities	429	1,456
Net gain on sales of unconsolidated entities	18,633	-
Income from continuing operations	61,129	37,666
Income from discontinued operations, net	1,028	2,891
Net gain on sales of discontinued operations	17,394	8,279
Income from discontinued operations	18,422	11,170
Net income	$79,551	$48,836
Redeemable noncontrolling interest in income	95	210
Net income attributable to controlling interests	$79,456	$48,626
Dividends attributable to preferred stock	1,822	1,822
Net income available to common shareholders	$77,634	$46,804
Per common share data - Basic
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.77	$0.46
Income from discontinued operations	0.24	0.15
Net income available to common shareholders	$1.01	$0.61
Weighted average common shares outstanding – basic	77,047	76,323
Per common share data - Diluted
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.76	$0.46
Income from discontinued operations	0.24	0.15
Net income available to common shareholders	$1.00	$0.61
Weighted average common shares outstanding – diluted	77,270	76,700
Dividends declared and paid per common share	$0.790	$0.770

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the six months ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$79,551	$48,836
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net gain on sales of discontinued operations	(17,394)	(8,279)
Net gain on sales of unconsolidated entities	(18,633)	-
Non cash interest on convertible debt	-	36
Income from unconsolidated entities	(429)	(1,456)
Distributions of earnings from unconsolidated entities	461	2,603
Provision for depreciation	51,640	48,602
Provision for depreciation from discontinued operations	368	1,299
Amortization of deferred financing costs	1,580	1,971
Non cash stock based compensation expense	3,664	2,884
Change in other assets	2,504	(4,142)
Change in accounts payable and accrued expenses	(3,872)	774
Net cash flows provided by operating activities	99,440	93,128
Cash flows from investing activities:
Additions to land under development and predevelopment cost	(5,639)	(21,306)
Additions to construction in progress	(89,634)	(70,470)
Rehabilitation expenditures and other	(18,643)	(12,682)
Capital expenditures	(10,999)	(8,033)
Proceeds from sale of unconsolidated entities, net	53,408	-
Proceeds from sale of operating community, net of closing costs	46,840	12,309
Net cash flows used in investing activities	(24,667)	(100,182)
Cash flows from financing activities:
Principal payments on mortgage loans	(30,318)	(66,251)
Repayment of unsecured notes	(40,019)	(35,000)
Lines of credit:
Advances	78,000	180,000
Repayments	(78,000)	(58,000)
Cash dividends paid to common shareholders	(61,069)	(59,294)
Cash dividends paid to preferred shareholders	(1,822)	(1,822)
Distributions to redeemable noncontrolling interests	(95)	(210)
Shares retired for tax withholding	(3,886)	(2,982)
Proceeds from exercises of stock options and other, net	3,137	4,413
Proceeds from dividend reinvestment plan	435	508
Proceeds from issuance of common shares, net	-	39,060
Net cash flows (used in) provided by financing activities	(133,637)	422
Decrease in cash	(58,864)	(6,632)
Cash balance at beginning of period	62,241	9,600
Cash balance at end of period	$3,377	$2,968

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the six months ended
	June 30,
	2013	2012
Supplemental information
Cash paid for interest, net of amounts capitalized	$34,374	$34,304
Transfer of net investment in rental properties to held for sale	$29,573	$3,948
Transfers of direct investments in real estate-construction in progress to investments in rental communities	$41,400	$8,868
Transfer of land under development to direct investments in real estate-construction in progress	$71,576	$-
Change in accrued improvements to direct investments in real estate	$(3,191)	$173
Change in accrued development costs for construction in progress and land under development	$(7,799)	$(1,339)
Change in redemption value of redeemable noncontrolling interests	$-	$(3,789)
Conversion of redeemable noncontrolling interest units	$-	$(4,332)

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2013

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

Where possible, the Company stages its construction to allow leasing and occupancy during the construction period, which BRE believes minimizes the duration of the lease up period following completion of construction. The Company’s accounting policy related to communities in the development and leasing phase is to expense all operating cost associated with completed apartment homes, including costs associated with the lease up of the development. Projects under development are carried at cost, including direct and indirect soft costs incurred to ready the assets for their intended use and which are specifically identifiable, including capitalized interest and property taxes until homes are placed in service. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. The Company has a development group which manages the design, development and construction of apartment communities. Project costs related to the development and construction of apartment communities (including interest and related loan fees, property taxes, and other direct costs including municipal fees, permits, architecture, engineering and other professional fees) are capitalized as a cost of the project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend all of their time on development activities are also capitalized and allocated to the projects to which they relate. Capitalized development compensation totaled approximately $1,878,000 and $2,010,000 for the three months ended June 30, 2013 and June 30, 2012, respectively. Capitalized development compensation totaled approximately $4,051,000 and $4,400,000 for the six months ended June 30, 2013 and June 30, 2012, respectively. Indirect costs not related to development and construction activity are expensed as incurred. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that increase the value of the community or extend its useful life are capitalized.

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

In accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets, the Company’s investments in real estate are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of estimated fair value are based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimate fair value is warranted. Impairment is first triggered when the carrying amount of an asset may not be recoverable. To determine impairment, the test consists of comparing the undiscounted net cash flows expected to be produced by the asset to the carrying value of the asset. If the total future undiscounted net cash flows are less than the carrying amount of the real estate, impairment exists. If impairment exists and the carrying amount of the real estate exceeds its fair value, an impairment loss is recognized equal to the amount of the excess carrying amount over the fair value. Based on periodic tests of recoverability of long-lived assets, for the three and six months ended June 30, 2013 and 2012, the Company did not record any impairment losses for wholly-owned operating real estate assets.

The Company also assesses land held for development for impairment if the intent changes with respect to the development of the land. There was no land held for development for which an adjustment for impairment in value was made for the three and six months ended June 30, 2013 and 2012.

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

Reportable Segments

FASB guidance requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that each of its operating communities, which comprised 99% of BRE’s consolidated assets at June 30, 2013 and December 31, 2012 and approximately 99% of its total consolidated revenues for the three months and six months ended June 30, 2013 and 2012 represents an operating segment. The Company aggregates its operating segments into five reportable segments based upon geographical region with same-store communities aggregated into four reportable segments and non same-store communities aggregated into one reportable segment.

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

Stock-based compensation cost is measured at the grant date fair value and is recognized, net of estimated forfeitures, as expense over the requisite service period, which is generally the vesting period. The cost related to stock-based compensation included in the determination of consolidated net income includes all awards outstanding that vested during these service periods. Under the 1999 BRE Stock Incentive Plan, as amended, and the Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan, the Company awards service based restricted stock, performance based restricted stock without market conditions, performance based restricted stock with market conditions, and stock options.

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

The Company estimates the fair value of its options using a Black-Scholes valuation model using various assumptions to determine their grant date fair value. The Company amortizes the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period. The cost related to stock-based compensation included in the determination of consolidated net income for the three months and six months ended June 30, 2013 and 2012 includes all awards outstanding and vested during these periods.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to six years. At June 30, 2013, compensation cost related to unvested awards not yet recognized totaled approximately $20,000,000 and the weighted average period over which it is expected to be recognized is 3.43 years. During the six months ended June 30, 2013, 217,869 restricted shares were awarded and 178,339 restricted shares vested. During the six months ended June 30, 2013, zero stock options were awarded and 114,072 options were exercised.

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

Under the guidance, an entity is a VIE and subject to consolidation, if by design a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that its joint venture LLC is not a VIE. The Company further reviewed the management fees paid to it by its joint venture and determined that they do not create a variable interest in the entity. As of June 30, 2013, the Company had no land purchase options outstanding from third party entities. The Company determined that although the selling entity is generally a VIE, BRE does not have the power to direct the activities that most significantly affect the entity’s economic performance, and therefore, consolidation is not appropriate.

Under applicable accounting guidance, the managing member of a limited liability company, or LLC, is presumed to control the joint venture LLC and must prove non-managing member(s) have certain rights that preclude the managing member from exercising unilateral control. The Company has reviewed its control as the managing partner of the Company’s joint venture asset and concluded that it does not have control over any of the LLC managed by the Company. As a result, the Company has applied the equity method of accounting to its investment in a joint venture.

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

No operating communities or land parcels were acquired during the six months ended June 30, 2013. During 2012, the Company acquired a parcel of land for future development in Redwood City, California for a purchase price of $11,400,000. The Company also acquired a parcel of land for future development in Pleasanton, California for a purchase price of $11,100,000.

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

At June 30, 2013, the Company had land owned in Anaheim, California, with a net carrying value of $23,481,000 classified as held for sale on the consolidated balance sheet.

On June 28, 2013, the Company sold one community, Summerwind Townhomes, with 200 homes located in Los Angeles, California. The net proceeds from the sale were $46,840,000, resulting in a net gain of $17,394,000.

During 2012, the Company sold three communities located in San Diego, California: Countryside Village, with 96 homes in El Cajon submarket; Terra Nova Villas, with 233 homes in Chula Vista; and Canyon Villa, with 183 homes in Chula Vista. The net proceeds from the three sales were $88,236,000 resulting in a combined net gain of $62,136,000.

The following is a breakdown of the combined results of operations for the operating communities included in discontinued operations:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
(amounts in thousands)
Rental and ancillary income	$1,035	$2,987	$2,113	$6,131
Real estate expenses	(359)	(938)	(717)	(1,941)
Provision for depreciation	(91)	(625)	(368)	(1,299)
Income from discontinued operations, net	$585	$1,424	$1,028	$2,891

Sale of unconsolidated entities

On February 28, 2013, the Company sold its joint venture interest to its joint venture partner in four communities located in Denver, Colorado with a total of 1,616 homes and two communities located in Phoenix, Arizona with a total of 564 homes. The Company had a 15% equity ownership in each community. The Company’s total net proceeds were $47,393,000 and the Company recognized a net gain of $15,025,000.

On June 13, 2013, the Company sold the joint venture asset Arcadia Cove, a 432 home community located in Phoenix, Arizona. The Company had a 15% equity ownership in the community and received net proceeds of $6,015,000 and the Company recognized a net gain of $3,608,000.

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

No shares were issued under the EDAs during the six months ended June 30, 2013. During the six months ended June 30, 2012, 815,045 shares were issued under the EDAs, with an average share price of $49.09 for total gross proceeds of approximately $40,000,000 and total commission paid to the sales agents of approximately $800,000. Proceeds from the sale of shares under the EDAs were used for general corporate purposes that include reducing borrowings under the Company’s revolving credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities and financing for acquisitions.

During the six months ended June 30, 2013, 220,871 net shares of common stock were issued under the Company’s stock-based compensation plans and 8,455 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan.

Consolidated Statements of Stockholders’ Equity

(Dollar amounts in thousands, except share and per share data)

Common Stock Shares	June 30, 2013
Balance at beginning of year	76,925,351
Stock options exercised, net of shares tendered	108,719
Vested restricted shares, net of shares tendered	112,152
Shares issued pursuant to dividend reinvestment plan	8,455
Balance at end of period	77,154,677
Preferred stock shares
Balance at beginning of year	2,159,715
Balance at end of period	2,159,715
Common stock
Balance at beginning of year	$769
Stock options exercised, net of shares tendered	1
Vested restricted shares, net of shares tendered	2
Shares issued pursuant to dividend reinvestment plan	-
Balance at end of period	$772
Preferred stock
Balance at beginning of year	$22
Balance at end of period	$22
Additional paid-in capital
Balance at beginning of year	$1,879,250
Stock options exercised, net of shares tendered and other, net	3,137
Shares retired for tax withholding	(3,886)
Stock based compensation	4,516
Dividend reinvestment plan	435
Balance at end of period	$1,883,452
Cumulative dividends in excess of accumulated net income
Balance at beginning of year	$(193,559)
Net income	79,551
Cash dividends declared and paid to common shareholders	(61,069)
Cash dividends declared and paid to preferred shareholders	(1,822)
Other noncontrolling interest in income	(95)
Balance at end of period	$(176,994)
Redeemable noncontrolling interests
Balance at beginning of year	$4,751
Other noncontrolling interests in income	95
Distributions to other noncontrolling interests	(95)
Balance at end of period	$4,751

NOTE G – LEGAL MATTERS

The Company is involved in various legal actions arising in the ordinary course of business for which losses are expected to be covered under the Company’s insurance policies. As of June 30, 2013, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

NOTE H – DEBT

On February 15, 2013, the Company’s 7.130% senior notes came due and the aggregate principal balance of $40,018,000 was paid in full.

On May 10, 2013, the Company prepaid a mortgage on a single community for $29,884,000 ninety days prior to its scheduled maturity, with no prepayment penalty.

During the six months ended June 30, 2012, the Company exercised its right to redeem for cash all of the $35,000,000 outstanding convertible senior unsecured notes, at a redemption price equal to 100% of the principal amount of the notes outstanding, plus accrued and unpaid interest up to, but excluding, February 21, 2012.

On February 1, 2012, the Company prepaid a mortgage on a single community for $65,866,000 ninety days prior to its scheduled maturity, with no prepayment penalty.

On January 4, 2012, the Company entered into a $750,000,000 unsecured revolving credit facility (the “Credit Agreement”). The unsecured revolving credit facility has an initial term of 39 months, terminates on April 3, 2015 and replaces its previous $750,000,000 unsecured revolving credit facility. Based on the Company’s current debt ratings, the unsecured revolving credit facility accrues interest at LIBOR plus 120 basis points. In addition, the Company pays a 0.20% annual facility fee on the total commitment of the facility. Majority owned subsidiaries no longer guarantee its unsecured revolving credit facility. Borrowings under the Company’s unsecured revolving credit facility totaled $0 at June 30, 2013. Borrowings under the unsecured revolving credit facility are used to fund acquisition and development activities as well as for general corporate purposes. Balances on the unsecured revolving credit facility are typically reduced with available cash balances.

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

The Company’s indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, total debt to capital, and cash on hand among others. The Company was in compliance with all such financial covenants during the three and six months ended June 30, 2013.

The following is a consolidated summary of BRE’s total outstanding debt as of June 30, 2013 (amounts in thousands):

		Mortgage loans payable
Year of maturity	Unsecured senior notes	Amortization	Balloon	Total mortgage loans payable	Total	Weighted Avg Rate (1)
2013	$-	$163	$-	$163	$163	5.74%
2014	50,000	3,839	-	3,839	53,839	4.77%
2015	-	7,962	-	7,962	7,962	5.63%
2016	-	9,041	-	9,041	9,041	5.64%
2017	300,000	9,307	-	9,307	309,307	5.50%
2018	-	9,853	-	9,853	9,853	5.63%
2019	-	6,492	317,975	324,467	324,467	5.59%
2020	-	3,346	343,646	346,992	346,992	5.61%
2021	300,000	-	-	-	300,000	5.20%
2022	-	-	-	-	-	0.00%
2023	300,000	-	-	-	300,000	3.38%
	$950,000	$50,003	$661,621	$711,624	$1,661,624	5.08%

(1)	Represents the weighted average coupon interest rates of debt maturities in the year in which they become due. These rates do not include the amortization of upfront issuance fees.

NOTE I – NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued an accounting standards update requiring enhanced disclosures about items reclassified out of accumulated other comprehensive income (AOCI) and changes in AOCI balances that should be applied prospectively for public entities with interim and annual periods beginning after December 15, 2012. For items reclassified to net income in their entirety, the Accounting Standards Update (ASU) requires information about the effect of significant reclassification items on line items of net income by component of other comprehensive income (OCI). For other AOCI reclassification items not required to be reclassified directly to net income in their entirety, companies must cross-reference to the note where additional details about the effects of the reclassification are disclosed. The update also requires disclosure of more information about changes in AOCI balances, requiring companies to present current-period reclassifications out of AOCI and other amounts of current-period OCI separately for each component of OCI on the face of the financial statements or in the notes. The adoption of this guidance had no impact on the Company’s financial statements during the six months ended June 30, 2013.

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

As of June 30, 2013 the Company has estimated that the fair value of its mortgage loans payables is approximately $786,000,000 (carrying value of $711,624,000). During the same period, the Company has estimated that the fair value of its unsecured senior notes is approximately $1,013,000,000 (carrying value of $950,000,000). These valuations were estimated using the rates of comparable debt instruments available in the market place, which are Level 2 measurements.

Fair Value Measurements

The Company’s redeemable noncontrolling interests that have a redemption feature are required to be marked to redemption value at each reporting period. The maximum redemption amount of the redeemable noncontrolling interests is contingent on the fair value of the Company’s common stock at the redemption date, and therefore the amount reported on the consolidated balance sheet is calculated based on the fair value of the Company’s common stock as of the balance sheet date. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests are classified as Level 2.

As of June 30, 2013, there were no redeemable noncontrolling interests that were required to be marked to market and no operating company units remain outstanding. During the first quarter of 2012, all outstanding operating company units recorded in redeemable noncontrolling interests were converted to shares of common stock, and a decrease in redeemable noncontrolling interests of $3,789,000 was recorded to adjust the noncontrolling interest to its final redemption value with an offsetting change in additional paid-in capital. As of June 30, 2013, there is $4,751,000 of redeemable noncontrolling interest stated at redemption value.

The estimated fair values of investment securities classified as deferred compensation plan investments are based on quoted market prices utilizing public information for the same transactions and are therefore classified as Level 1. The Company’s deferred compensation plan investments are recorded in Other assets and totaled $4,384,000 and $4,111,000 at June 30, 2013 and at December 31, 2012, respectively.

There were no transfers of assets measured at fair value between Level 1 and Level 2 of the fair value hierarchy for the six months ended June 30, 2013.

NOTE K – SEGMENT REPORTING

FASB guidance requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that each of its operating communities, which comprised 99% of BRE’s consolidated assets at June 30, 2013 and 2012 and approximately 99% of its total consolidated revenues for the three and six months ended June 30, 2013 and 2012, represents an operating segment. The Company aggregates its operating segments into reportable segments defined as the geographical regions in which its apartment communities are located: Southern California, San Francisco Bay Area and the Seattle area.

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

The Company’s operating and investment activities are primarily focused on the ownership, development and operation of multifamily communities in the major metropolitan markets within the state of California, and in the metropolitan area of Seattle, Washington. The Company evaluates performance and allocates resources primarily based on the NOI of an individual multifamily community. The Company defines NOI as the excess of all revenue generated by the community (primarily rental revenue) less direct real estate expenses. Accordingly, NOI does not take into account community-specific costs such as depreciation and interest expense.

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

To better understand the Company’s overall results, the 74 wholly or majority owned apartment communities can be characterized as follows:

•	20,624 homes in 72 communities were owned, completed and stabilized for all of 2013 and 2012 (“same-store”) communities; and

•	502 homes in two completed development communities, as of June 30, 2013 which are experiencing lease up and stabilization during 2013 and 2012 and as a result did not have comparable year-over-year operating results (“non same-store”)

Operating results are aggregated into five reportable segments based upon geographical region with same-store communities aggregated into four reportable segments and non same-store communities aggregated into one reportable segment. The following table details rental income and NOI for the Company’s reportable segments for the three months and six months ended June 30, 2013 and 2012 months, and reconciles NOI to net income available to common shareholders per the consolidated statements of operations:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(amounts in thousands)	2013	2012	2013	2012
Revenues (1):
Southern California (2)	$55,836	$54,257	$111,323	$108,100
San Francisco Bay Area	25,125	23,211	49,777	45,996
Seattle	14,333	13,437	28,248	26,418
Non core markets (3)	3,944	3,920	7,910	7,732
Same-store revenues	99,238	94,825	197,258	188,246
Non same-store communities(4)	2,662	485	4,442	864
Total community revenues	$101,900	$95,310	$201,700	$189,110

Net operating income:
Southern California (2)	$39,165	$37,398	$77,217	$74,247
San Francisco Bay Area	18,732	16,698	36,542	32,820
Seattle	9,410	8,653	18,421	17,199
Non core markets (3)	2,564	2,477	4,999	4,860
Same-store net operating income	69,871	65,226	137,179	129,126
Non Same-store communities(4)	1,407	76	2,200	9
Total community net operating income	$71,278	$65,302	$139,379	$129,135
Other income	290	706	653	1,225
Income from unconsolidated entities	112	728	429	1,456
Gain on sale of unconsolidated entity	3,608	-	18,633	-
Income from discontinued operations, net	585	1,424	1,028	2,891
Net gain on sales of discontinued operations	17,394	8,279	17,394	8,279
Net operating income	$93,267	$76,439	$177,516	$142,986
Less:
Provision for depreciation	26,090	24,244	51,640	48,602
Interest	16,655	16,272	33,987	33,490
General and administrative	5,956	6,211	12,338	12,058
Dividends attributable to preferred stock	911	911	1,822	1,822
Redeemable and other noncontrolling interests in income	48	105	95	210
Net income available to common shareholders	$43,607	$28,696	$77,634	$46,804

The following table details the assets of the Company’s reportable segments:

	As of June 30, 2013			As of December 31, 2012 (5)
(amounts in thousands)	Communities	Homes	Asset Value	Asset Value
Assets
Southern California(2)	41	11,669	$2,114,431	$2,034,627
San Francisco Bay Area	15	4,197	824,102	612,465
Seattle	13	3,456	528,011	522,444
Non-core markets(3)	3	1,302	131,742	130,893
Total Same-store communities	72	20,624	3,598,286	3,300,429
Non Same-store communities(4)	2	502	160,270	422,409
Total investment in rental communities	74	21,126	$3,758,556	$3,722,838
Accumulated depreciation			(852,289)	(811,187)
Construction in progress			431,704	302,263
Equity investment in real estate joint ventures			6,438	40,753
Real estate held for sale, net			23,481	23,065
Land under development			36,544	104,675
Cash			3,377	62,241
Other assets			49,882	54,334
Total assets			$3,457,693	$3,498,982

(1)	All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Company’s total revenue during the three and six months ended June 30, 2013 and 2012.
(2)	Consists of 11 communities in San Diego, 5 in Inland Empire, 13 in Los Angeles, and 12 in Orange County.
(3)	Consists of one same-store community in Sacramento, California and two same-store communities in Phoenix, Arizona.
(4)	2013 Non same-store communities’ totals includes one community fully delivered in 2012, one community fully delivered in the second quarter of 2013, and commercial communities that will be later developed as multi-family.
(5)	Data represents balances for same-store pools established in the year ended December 31, 2012.

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

This table summarizes information about our 2013 operating communities:

	Same-store Communities [1]				Total Communities [2]
			% of	% of			% of	% of
	# of	# of	Same-store	Same-store	# of	# of	Total	Total
Regions	Communities	Homes	Revenue	NOI	Communities	Homes	Revenue	NOI
San Diego	11	3,640	17%	18%	11	3,640	17%	17%
Inland Empire	5	1,173	5%	5%	5	1,173	5%	5%
Orange County	12	3,789	18%	17%	12	3,789	17%	17%
Los Angeles	13	3,067	17%	16%	13	3,067	16%	16%
San Francisco	15	4,197	25%	27%	16	4,533	27%	28%
California	56	15,866	82%	83%	57	16,202	82%	83%
Seattle	13	3,456	14%	13%	14	3,622	14%	13%
Phoenix	2	902	3%	3%	2	902	3%	3%
Sacramento	1	400	1%	1%	1	400	1%	1%
Non-Core	3	1,302	4%	4%	3	1,302	4%	4%
	72	20,624	100%	100%	74	21,126	100%	100%

(1)	“Same-store” communities are defined as communities that have been completed, stabilized and owned by us for at least two
twelve	month periods. The term stabilized refers to communities that have reached physical occupancy of at least 93%.

(2)	Includes two developed communities in lease up phase that have been stabilized for less than two twelve month periods.

For the six months ended June 30, 2013 same-store communities totaled 20,624 homes. For the six months ended June 30, 2013, our non same-store pool is comprised of 502 homes in various stages of lease up.

At June 30, 2013, our portfolio had real estate assets with a net book value of approximately $3.4 billion that included 74 wholly or majority-owned communities, aggregating 21,126 homes; one multifamily community owned in a joint venture, comprised of 252 homes; and six (four in Northern California and two in Southern California) wholly or majority-owned communities in various stages of construction and development, totaling 1,888 homes. We earn revenue and generate cash primarily by collecting monthly rent from our community residents.

Results of Operations

Comparison of the three months ended June 30, 2013 and 2012.

Rental and ancillary income

A summary of the components of revenues for the three months ended June 30, 2013 and 2012 is as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2013		2012
		% of Total		% of Total	$ change from	% change from
	Revenues	Revenues	Revenues	Revenues	2012 to 2013	2012 to 2013
Rental income	$97,817	96.0%	$91,619	96.1%	$6,198	6.8%
Ancillary income	4,083	4.0%	3,691	3.9%	392	10.6%
Total revenues	$101,900	100.00%	$95,310	100.00%	$6,590	6.9%

The total increase in revenues for the three months ended June 30, 2013 as compared with the three months ended June 30, 2012, was generated from an increase in same-store and non same-store revenue as follows (dollar amounts in thousands):

	2013	% Change from
	Change	2012 to 2013
Same-store communities	$4,413	4.7%
Non same-store communities	2,177	448.9%
Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$6,590	6.9%

The increase in same-store revenue was primarily due to a 5.2% increase in average monthly revenue earned per home in the same-store portfolio from $1,611 per home in the second quarter of 2012 to $1,694 per home in the second quarter of 2013. Average monthly revenue is comprised of rental and ancillary income earned on occupied homes during the period. Financial occupancy levels averaged 94.7% during second quarter 2013, as compared with 95.1% for the same period in 2012. The $2,177,000 increase in revenue from 2013 non same-store communities represents the increase in the number of fully developed communities in lease up in the second quarter of 2013.

Real estate expenses

A summary of the categories of real estate expenses for the three months ended June 30, 2013 and 2012 is as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2013		2012
		% of Total		% of Total	$ change from	% change from
	Expenses	Expenses	Expenses	Expenses	2012 to 2013	2012 to 2013
Same-store communities	$29,367	95.9%	$29,599	98.6%	$(232)	-0.8%
Non same-store communities	1,255	4.1%	409	1.4%	846	206.8%
Total real estate expenses	$30,622	100.00%	$30,008	100.00%	$614	2.0%

Same-store expenses decreased $232,000 from the quarter ended June 30, 2012 to the quarter ended June 30, 2013 primarily due to property tax refunds received in 2013 related to prior tax years. Non same-store expenses increased approximately $846,000 from the quarter ended June 30, 2012 to the quarter ended June 30, 2013, which represents the increase in number of developed communities in lease up in the second quarter of 2013.

Provision for depreciation

The provision for depreciation totaled $26,090,000 and $24,244,000 for the three months ended June 30, 2013 and 2012, respectively. The increase of $1,846,000 or 7.6% is due to a greater depreciable asset base, primarily driven by recently completed development communities delivered in 2012 and 2013.

Interest expense

Interest expense was $16,655,000 (net of $5,997,000 of interest capitalized to the cost of apartment communities under development and construction) for the three months ended June 30, 2013, an increase of $383,000 or 2.4% from the same period in 2012. Interest expense was $16,272,000 for the quarter ended June 30, 2012 (net of $5,369,000 of interest capitalized to the cost of apartment communities under development and construction). The increase is primarily due to the $300,000,000 issuance of 3.375% unsecured senior notes during the third quarter of 2012 which was offset by an increase in capitalized interest due to increased development and construction activity.

General and administrative expenses

General and administrative expenses totaled $5,956,000 and $6,211,000 for the three months ended June 30, 2013 and 2012, respectively. General and administrative expenses decreased $255,000, or 4.1%, due to a reduction in non compensation-related general and administrative expenses.

Other income

Other income for the three months ended June 30, 2013 and 2012 is comprised of the following:

	For the three months ended June 30,
	2013	2012
Management fees	$68,000	$431,000
Interest income	58,000	90,000
Other	164,000	185,000
Total	$290,000	$706,000

Income from unconsolidated entities and gain on sale of unconsolidated entities

Income from unconsolidated entities totaled $112,000 and $728,000 for the three months ended June 30, 2013 and 2012, respectively. The total represents our share of net income from the joint venture communities we own. The decrease is due to the sales of joint venture communities during 2012 and 2013.

On June 13, 2013, we sold the joint venture asset Arcadia Cove, a 432 home community located in Phoenix, Arizona. We had a 15% equity ownership in the community, received net proceeds of $6,015,000 and recognized a net gain of $3,608,000.

On February 28, 2013, we sold our joint venture interest in four communities located in Denver, Colorado with a total of 1,616 homes and two communities located in Phoenix, Arizona with a total of 564 homes to our joint venture partner. We had a 15% equity ownership in each community. Our total net proceeds were $47,393,000. We recognized a net gain on sale of $15,025,000.

On September 12, 2012, we sold our joint venture community Calavera Point, a 276 home community located in Westminister, Colorado. We had a 15% equity ownership in the community and received net proceeds of $5,557,000. We recognized a net gain on sale of approximately $913,000.

On September 25, 2012, we sold our joint venture community Pinnacle at the Creek, a 216 home community located in Centennial, Colorado. We had a 15% equity ownership in the community and received net proceeds of $4,779,000. We recognized a net gain on sale of $1,844,000.

On September 26, 2012, we sold our joint venture community Pinnacle at Galleria, a 236 home community, located in Roseville, California. We had a 35% equity ownership in the community and received net proceeds of $16,583,000. A net gain on sale of $3,268,000 was recognized.

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

As of June 30, 2013, there was land owned in Anaheim, California, with a net carrying value of $23,481,000 classified as held for sale on the consolidated balance sheet. There was no other non-operating assets classified as held for sale as of June 30, 2013.

On June 28, 2013, we sold one community, Summerwind Townhomes, with 200 homes located in Los Angeles, California. The net proceeds from the sale were $46,840,000, resulting in a net gain of $17,394,000.

There were no operating communities held for sale as of June 30, 2013.

During 2012, we sold three communities located in San Diego, California: Countryside Village, with 96 homes in El Cajon submarket; Terra Nova Villas, with 233 homes in Chula Vista; and Canyon Villa, with 183 homes in Chula Vista. The net proceeds from the three sales were $88,236,000 resulting in a combined net gain of $62,136,000.

For the quarter ended June 30, 2013 and 2012, the net income from the one operating community sold during 2013 and the three operating communities sold during 2012 were included in the discontinued operations line on the consolidated statements of income and totaled $585,000 and $1,424,000, respectively.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the quarters ended June 30, 2013 and 2012 represent the dividends on our outstanding 6.75% Series D Cumulative Redeemable Preferred Stock. All of our current outstanding shares of Series D Cumulative Redeemable preferred stock have a $25.00 per share liquidation preference. As of June 30, 2013, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock remain outstanding.

For the three months ended June 30, 2013 and 2012, we paid $911,000 in dividends on our 6.75% Series D Cumulative Redeemable Preferred Stock.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the quarter ended June 30, 2013, was $43,607,000, or $0.56 per diluted share, as compared with $28,696,000, or $0.37 per diluted share, for the same period in 2012.

Results of Operations

Comparison of the six months ended June 30, 2013 and 2012

Rental and ancillary income

A summary of the components of revenues for the six months ended June 30, 2013 and 2012 is as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2013		2012
		% of Total		% of Total	$ change from	% change from
	Revenues	Revenues	Revenues	Revenues	2012 to 2013	2012 to 2013
Rental income	$193,934	96.1%	$181,847	96.2%	$12,087	6.6%
Ancillary income	7,766	3.9%	7,263	3.8%	503	6.9%
Total revenues	$201,700	100.00%	$189,110	100.00%	$12,590	6.7%

The total increase in revenues for the six months ended June 30, 2013, as compared with the six months ended June 30, 2012, was generated from an increase in same-store and non same-store revenue as follows (dollar amounts in thousands):

	2013	% Change from
	Change	2012 to 2013
Same-store communities	$9,012	4.8%
Non same-store communities	3,578	414.1%
Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$12,590	6.7%

The increase in same-store revenue was primarily due to a 5.1% increase in average monthly revenue earned per home in the same-store portfolio from $1,598 per home in the first half of 2012 to $1,679 per home in the first half of 2013. Average monthly revenue is comprised of rental and ancillary income earned on occupied homes during the period. Financial occupancy levels averaged 94.9% during the first half of 2013, as compared with 95.2% for the same period in 2012. The $3,578,000 increase in revenue from 2013 non same-store communities represents the increase in the number of fully delivered development communities in lease up in the first half of 2013.

Real estate expenses

A summary of the categories of real estate expenses for the six months ended June 30, 2013 and 2012 is as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2013		2012
		% of Total		% of Total	$ change from	% change from
	Expenses	Expenses	Expenses	Expenses	2012 to 2013	2012 to 2013
Same-store communities	$60,079	96.4%	$59,120	98.6%	$959	1.6%
Non same-store communities	2,242	3.6%	855	1.4%	1,387	162.2%
Total real estate expenses	$62,321	100.00%	$59,975	100.00%	$2,346	3.9%

 The same-store expense increase of $959,000 for the six months ended June 30, 2013 is primarily due to increases in technology, insurance, utilities, and payroll which were offset by property tax refunds received in 2013 which related to prior periods. Non same-store expenses increased approximately $1,387,000, or 162.2% from the six months ended June 30, 2012, which represents the increase in the number of development communities in lease up in the first half of 2013.

Provision for depreciation

The provision for depreciation totaled $51,640,000 and $48,602,000 for the six months ended June 30, 2013 and 2012, respectively. The increase of $3,038,000 or 6.3% is due to a greater depreciable asset, base primarily driven by recently completed development communities delivered in 2012 and 2013.

Interest expense

Interest expense was $33,987,000 (net of $11,649,000 of interest capitalized to the cost of apartment communities under development and construction) for the six months ended June 30, 2013, an increase of $497,000 or 1.5% from the same period in 2012. Interest expense was $33,490,000 for the six months ended June 30, 2012 (net of $10,218,000 of interest capitalized to the cost of apartment communities under development and construction). The increase is primarily due to the $300,000,000 issuance of 3.375% unsecured senior notes during the third quarter of 2012 which was offset by an increase in capitalized interest due to increased development and construction activity.

General and administrative expenses

General and administrative expenses totaled $12,338,000 and $12,058,000 for the six months ended June 30, 2013 and 2012, respectively. General and administrative expenses increased $280,000, or 2.3%, primarily as a result of increased stock based compensation and associate benefits.

Other income

Other income for the six months ended June 30, 2013 and 2012 is comprised of the following:

	For the six months ended June 30,
	2013	2012
Management fees	$327,000	$851,000
Interest income	120,000	180,000
Other	206,000	194,000
Total	$653,000	$1,225,000

Income from unconsolidated entities and gain on sale of unconsolidated entities

Income from unconsolidated entities totaled $429,000 and $1,456,000 for the six months ended June 30, 2013 and 2012, respectively. The total represents our share of net income from the joint venture communities we own. The decrease is due to the sales of joint venture communities during 2012 and 2013.

On June 13, 2013, we sold the joint venture asset Arcadia Cove, a 432 home community located in Phoenix, Arizona. We had a 15% equity ownership in the community, received net proceeds of $6,015,000 and recognized a net gain of $3,608,000.

On February 28, 2013, we sold our joint venture interest in four communities located in Denver, Colorado with a total of 1,616 homes and two communities located in Phoenix, Arizona with a total of 564 homes to our joint venture partner. We had a 15% equity ownership in each community. Our total net proceeds were $47,393,000. We recognized a net gain on sale of $15,025,000.

On September 12, 2012, we sold our joint venture community Calavera Point, a 276 home community located in Westminister, Colorado. We had a 15% equity ownership in the community and received net proceeds of $5,557,000. We recognized a net gain on sale of $913,000.

On September 25, 2012, we sold our joint venture community Pinnacle at the Creek, a 216 home community located in Centennial, Colorado. We had a 15% equity ownership in the community and received net proceeds of $4,779,000. We recognized a net gain on sale of $1,844,000.

On September 26, 2012, we sold our joint venture community Pinnacle at Galleria, a 236 home community, located in Roseville, California. We had a 35% equity ownership in the community and received net proceeds of $16,583,000. We recognized a net gain on sale of $3,268,000.

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

As of June 30, 2013, there was land owned in Anaheim, California, with a net carrying value of $23,481,000 classified as held for sale on the consolidated balance sheet. There were no other non-operating assets classified as held for sale as of June 30, 2013.

On June 28, 2013, we sold one community, Summerwind Townhomes, with 200 homes located in Los Angeles, California. The net proceeds from the sale were $46,840,000, resulting in a net gain of $17,394,000.

There were no operating communities held for sale as of June 30, 2013.

During 2012, we sold three communities located in San Diego, California: Countryside Village, with 96 homes in El Cajon submarket; Terra Nova Villas, with 233 homes in Chula Vista; and Canyon Villa, with 183 homes in Chula Vista. The net proceeds from the three sales were $88,236,000 resulting in a combined net gain of $62,136,000.

For the six months ended June 30, 2013 and 2012, the net income from the one operating community sold during 2013 and the three operating communities sold during 2012 were included in the discontinued operations line on the consolidated statement of income and totaled $1,028,000 and $2,891,000, respectively.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the six months ended June 30, 2013 and 2012, represent the dividends on our outstanding 6.75% Series D Cumulative Redeemable Preferred Stock. All of our current outstanding shares of Series D Cumulative Redeemable preferred stock have a $25.00 per share liquidation preference. As of June 30, 2013, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock remain outstanding.

For the six months ended June 30, 2013 and 2012, we paid $1,822,000 in dividends on our 6.75% Series D Cumulative Redeemable Preferred Stock.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the six months ended June 30, 2013, was $77,634,000, or $1.00 per diluted share, as compared with $46,804,000, or $0.61 per diluted share, for the same period in 2012.

Liquidity and Capital Resources

In the event that we do not have sufficient cash available to us from our operations to continue operating our business as usual, we may need to find alternatives to fund our liquidity needs. Such alternatives may include, without limitation: (a) divesting of communities at less than optimal terms; (b) issuing and selling our debt and equity in public or private transactions under less than optimal conditions; (c) entering into leases with new tenants at lower rental rates or less than optimal terms; (d) entering into lease renewals with our existing tenants without an increase in rental rates; (e) reducing the level of dividends to common shareholders to the minimum level necessary to maintain our corporate REIT status under the Internal Revenue Code; or (f) paying a portion of our dividends in stock rather than cash. Taking such measures to increase liquidity may have a materially adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Our dividend per share amounts for the quarters ending June 30, 2013 and 2012 were $0.395 and $0.385, respectively. The quarterly common dividend payment of $0.395 is equivalent to $1.58 per common share on an annualized basis.

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our unsecured revolving credit facility, proceeds from community sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our unsecured revolving credit facility, we would anticipate raising long-term financing or permanent capital through a combination of public and private offerings of debt and equity securities, proceeds from community sales and secured debt issuance. However, such financing may not be available on favorable terms, or at all. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. For the six months ended June 30, 2013, cash flows generated from operating activities were in excess of distributions to common shareholders, preferred shareholders and non-controlling interest members by approximately $36,000,000. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured revolving credit facility provides adequate liquidity to address temporary cash shortfalls. We expect that annual cash flows from operations will exceed annual distributions to equity holders for the year ended December 31, 2013, which is consistent with prior years. Annual cash flows from operating activities exceeded annual distributions to common shareholders, preferred shareholders and redeemable non-controlling interest members by approximately $79,200,000 and $54,000,000 for the years ended December 31, 2012 and 2011, respectively.

During the six months ended June 30, 2013 and 2012 we invested $124,915,000 and $112,491,000, respectively in capital expenditures:

	For the six months ended June 30,		Expected 2013 Annual Range
(amounts in thousands)	2013	2012	Low	High
New development (including land)	$95,273	$91,776	$180,000	$200,000
Rehab expenditures	18,643	12,682	35,000	50,000
Capital expenditures	10,999	8,033	22,000	25,000
Total capital expenditures	$124,915	$112,491	$237,000	$275,000

Capitalized soft costs totaling $17,121,000 and $15,716,000, for the six months ending June 30, 2013 and 2012, respectively, are included in total capital expenditures in the table above. A detail of capitalized soft costs is shown below:

	For the six months ended June 30,
(amounts in thousands)	2013	2012
Payroll expense	$5,472	$5,498
Interest expense	11,649	10,218
Total soft cost capital expenditures	$17,121	$15,716

We had a total of $950,000,000 carrying amount in unsecured senior notes at June 30, 2013, consisting of the following:

Maturity	Unsecured Senior	Interest
(amounts in thousands)	Note Balance	Rate (1)
March 2014	$50,000	$4.700%
March 2017	300,000	5.500%
March 2021	300,000	5.200%
March 2023	300,000	3.375%
Total/ Weighted Average Interest Rate	$950,000	$4.692%

On May 10, 2013, we prepaid a mortgage on a single community for $29,884,000 ninety days prior to its scheduled maturity, with no prepayment penalty.

On February 15, 2013, our 7.130% senior notes outstanding came due and we paid in full the aggregate principal balance of $40,018,000.

At June 30, 2013, we had mortgage indebtedness with a total principal amount outstanding of $711,624,000 at a weighted average rate of 5.60% and remaining terms ranging from one to seven years. For the periods ending June 30, 2013, and December 31, 2012, respectively, unencumbered real estate net operating income represented 72.7% and 72.5% of our total real estate net income.

As of June 30, 2013, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock were outstanding.

As of June 30, 2013, we had total outstanding debt balances of approximately $1,662,000,000 and total outstanding consolidated shareholders’ equity and redeemable noncontrolling interests of approximately $1,712,000,000, representing a debt to total book capitalization ratio of 48%.

On January 5, 2012, we entered into a new $750,000,000 unsecured revolving credit facility (the “Credit Agreement”). The unsecured revolving credit facility has an initial term of 39 months, terminates on April 3, 2015 and replaces our previous $750,000,000 unsecured revolving credit facility. Based on our current debt ratings, the unsecured revolving credit facility accrues interest at LIBOR plus 120 basis points. In addition, we pay a 0.20% annual facility fee on the capacity of the unsecured revolving credit facility. Borrowings under our unsecured revolving credit facility totaled $0 at June 30, 2013.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, total debt to capital, and cash on hand among others. We were in compliance with all such financial covenants during the six months ended June 30, 2013 and 2012.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2013, such as scheduled debt repayments, construction funding and potential property acquisitions. As of June 30, 2013 scheduled debt principal payments through December 31, 2013 totaled approximately $163,000.

On February 24, 2010, we entered into Equity Distribution Agreements (EDAs) with each of Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC, and Wells Fargo Securities, LLC (collectively, the “sales agents”) under which we may issue and sell from time to time through or to our sales agents shares of our common stock having an aggregate offering price of up to $250,000,000. No shares were issued under the EDA’s during the six months ended June 30, 2013. During 2012, 815,045 shares were issued under the EDAs, with an average share price of $49.09 for total gross proceeds of approximately $40,000,000 and total commission paid to the sales agents of approximately $800,000. As of June 30, 2013, the remaining capacity under the EDAs totals $123,600,000. We intend to use any net proceeds from the sale of our shares under the EDAs for general corporate purposes, which may include reducing borrowings under our unsecured revolving credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities and financing for acquisitions.

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

Construction in progress and land under development

The following table provides data on our multifamily communities that are currently under various stages of development and construction. Completion of the development communities is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot provide assurance that these communities will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed homes shown in the table below. In addition to the communities below, we have predevelopment costs on two future development projects totaling approximately $16,500,000 in Other assets on the Consolidated Balance Sheets as of June 30, 2013.

(Dollar amounts in millions) Property name	Location	Proposed Number of Homes	Costs Incurred to Date - June 30, 2013(1)	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date (2)
Construction in Progress
Solstice	Sunnyvale, CA	280	$93.2	$121.9	$28.7	1Q/2014
Wilshire La Brea	Los Angeles, CA	478	211.6	277.3	65.7	4Q/2014
Radius	Redwood City, CA	264	39.2	97.8	58.6	4Q/2014
MB360	San Francisco, CA	360	87.7	227.2	139.5	4Q/2014
Total Construction in Progress		1,382	$431.7	$724.2	$292.5

Property name	Location	Proposed Number of Homes	Costs Incurred to Date - June 30, 2013(1)	Estimated Total Cost(3)
Land Under Development(4)
Pleasanton I	Pleasanton, CA	251	$21.7	TBR
Pleasanton II	Pleasanton, CA	255	14.8	TBR
Total Land Owned		506	$36.5	$171.0

[1]	Reflects all recorded costs as of June 30, 2013, recorded on our Consolidated Balance Sheets as “Direct investments in real estate-construction in progress.”

[2]	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy.

[3]	Reflects the aggregate cost estimates including land. Specific community cost estimates To Be Reported (TBR) once entitlement approvals are received and the Company is prepared to begin construction.

[4]	Represents projects in various stages of pre-construction development. Projects are transferred to construction in progress when construction contracts are finalized and construction activity has commenced.

Dividends Paid to Common and Preferred Shareholders and Distributions to Redeemable Noncontrolling Interest Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our dividend per share amounts for the six months ended June 30, 2013 and 2012 were $0.79 and $0.77 per share, respectively. Total dividends paid to common shareholders for the six months ended June 30, 2013 and 2012 were $61,069,000 and $59,294,000, respectively.

For the six months ended June 30, 2013 and 2012, we paid $1,822,000 in dividends on our 6.75% Series D Cumulative Redeemable Preferred Stock.

Total distributions to redeemable noncontrolling interests of our consolidated subsidiaries were $95,000 and $210,000 for the six months ended June 30, 2013 and 2012, respectively.

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

As of June 30, 2013, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

The Company is involved in various legal actions arising in the ordinary course of business for which losses are expected to be covered under the Company’s insurance policies. As of June 30, 2013, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

ITEM 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	(Removed and Reserved).

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

4.1	Form of 3.375% Senior Note due 2023 (previously filed on August 7, 2012 as Exhibit 4.6 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.1	Form of Restricted Stock Award Agreement under 1999 BRE Stock Incentive Plan (previously filed on July 2, 2013 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the BRE Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.
(Registrant)

Date: August 2, 2013	/S/ JOHN A. SCHISSEL
John A. Schissel

Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2013	/s/ PETER C. OLSON
Peter C. Olson

Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibits.

4.1	Form of 3.375% Senior Note due 2023 (previously filed on August 7, 2012 as Exhibit 4.6 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.1	Form of Restricted Stock Award Agreement under 1999 BRE Stock Incentive Plan (previously filed on July 2, 2013 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the BRE Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) notes to the Consolidated Financial Statements.

