Form 10-Q
period 2013-09-30
BRE PROPERTIES INC /MD/
filed 2013-11-06
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No

Number of shares of common stock outstanding as of October 28, 2013    77,188,152

BRE PROPERTIES, INC.

INDEX TO FORM 10-Q

September 30, 2013

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements.

BRE Properties, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental communities	$3,897,982	$3,722,838
Construction in progress	483,481	302,263
Less: accumulated depreciation	(879,640)	(811,187)
	3,501,823	3,213,914

Equity investment in real estate joint ventures	6,451	40,753
Real estate held for sale, net	23,481	23,065
Land under development	38,382	104,675
Total real estate portfolio	3,570,137	3,382,407
Cash	7,876	62,241
Other assets	48,512	54,334
Total assets	$3,626,525	$3,498,982

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured senior notes	$950,000	$990,018
Unsecured revolving credit facility	177,000	-
Mortgage loans payable	711,527	741,942
Accounts payable and accrued expenses	81,374	75,789
Total liabilities	1,919,901	1,807,749

Redeemable noncontrolling interest	4,751	4,751
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 2,159,715 shares with $25 liquidation preference issued and outstanding at September 30, 2013 and December 31, 2012.	22	22
Common stock, $0.01 par value, 100,000,000 shares authorized; 77,187,542 and 76,925,351 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	772	769
Additional paid-in capital	1,886,519	1,879,250
Cumulative dividends in excess of accumulated net income	(185,440)	(193,559)
Total shareholders’ equity	1,701,873	1,686,482
Total liabilities and shareholders’ equity	$3,626,525	$3,498,982

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the three months ended
	September 30,
	2013	2012
Revenues
Rental income	$100,314	$93,755
Ancillary income	4,304	3,776
Total revenues	104,618	97,531
Expenses
Real estate	32,592	30,827
Provision for depreciation	27,543	24,501
Interest	15,948	16,998
General and administrative	5,055	5,093
Other expenses	585	15,000
Total expenses	81,723	92,419
Other income	93	740
Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	22,988	5,852
Income from unconsolidated entities	94	669
Net gain on sales of unconsolidated entities	-	6,025
Income from continuing operations	23,082	12,546
Income from discontinued operations, net	-	1,360

Income from discontinued operations	-	1,360
Net income	$23,082	$13,906
Redeemable noncontrolling interest in income	48	105
Net income attributable to controlling interests	$23,034	$13,801
Dividends attributable to preferred stock	911	911
Net income available to common shareholders	$22,123	$12,890
Per common share data - Basic
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.29	$0.15
Income from discontinued operations	-	0.02
Net income available to common shareholders	$0.29	$0.17
Weighted average common shares outstanding – basic	77,170	76,813
Per common share data - Diluted
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$0.29	$0.15
Income from discontinued operations	-	0.02
Net income available to common shareholders	$0.29	$0.17
Weighted average common shares outstanding – diluted	77,350	77,130
Dividends declared and paid per common share	$0.395	$0.385

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

Consolidated Statements of Income (unaudited)

(Amounts in thousands, except per share data)

	For the nine months ended
	September 30,
	2013	2012
Revenues
Rental income	$294,248	$275,602
Ancillary income	12,070	11,040
Total revenues	306,318	286,642
Expenses
Real estate	94,913	90,803
Provision for depreciation	79,183	73,103
Interest	49,935	50,488
General and administrative	17,393	17,152
Other expenses	585	15,000
Total expenses	242,009	246,546
Other income	746	1,966
Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	65,055	42,062
Income from unconsolidated entities	523	2,125
Net gain on sales of unconsolidated entities	18,633	6,025
Income from continuing operations	84,211	50,212
Income from discontinued operations, net	1,028	4,251
Net gain on sales of discontinued operations	17,394	8,279
Income from discontinued operations	18,422	12,530
Net income	$102,633	$62,742
Redeemable noncontrolling interest in income	143	315
Net income attributable to controlling interests	$102,490	$62,427
Dividends attributable to preferred stock	2,733	2,733
Net income available to common shareholders	$99,757	$59,694
Per common share data - Basic
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$1.05	$0.62
Income from discontinued operations	0.24	0.16
Net income available to common shareholders	$1.29	$0.78
Weighted average common shares outstanding – basic	77,086	76,471
Per common share data - Diluted
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$1.05	$0.62
Income from discontinued operations	0.24	0.16
Net income available to common shareholders	$1.29	$0.78
Weighted average common shares outstanding – diluted	77,310	76,840
Dividends declared and paid per common share	$1.185	$1.155

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the nine months ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$102,633	$62,742
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net gain on sales of discontinued operations	(17,394)	(8,279)
Net gain on sales of unconsolidated entities	(18,633)	(6,025)
Non cash interest on convertible debt	-	36
Income from unconsolidated entities	(523)	(2,125)
Distributions of earnings from unconsolidated entities	538	3,484
Non cash asset impairment charge	-	15,000
Provision for depreciation	79,183	73,103
Provision for depreciation from discontinued operations	368	1,895
Amortization of deferred financing costs	2,367	2,249
Non cash stock based compensation expense	5,348	4,281
Change in other assets	2,899	(362)
Change in accounts payable and accrued expenses	(165)	1,870
Net cash flows provided by operating activities	156,621	147,869
Cash flows from investing activities:
Acquisition of operating real estate communities	(120,515)	-
Additions to land under development and predevelopment cost	(7,290)	(41,865)
Additions to construction in progress	(146,012)	(103,371)
Rehabilitation expenditures and other	(32,078)	(21,856)
Capital expenditures	(18,086)	(14,411)
Proceeds from sale of unconsolidated entities, net of closing costs	53,408	26,919
Proceeds from sale of operating community, net of closing costs	46,840	12,309
Net cash flows used in investing activities	(223,733)	(142,275)
Cash flows from financing activities:
Principal payments on mortgage loans	(30,415)	(66,481)
Repayment of unsecured notes	(40,018)	(35,000)
Proceeds from issuance of unsecured notes, net	-	295,266
Lines of credit:
Advances	264,000	193,000
Repayments	(87,000)	(322,000)
Cash dividends paid to common shareholders	(91,638)	(88,969)
Cash dividends paid to preferred shareholders	(2,733)	(2,733)
Distributions to redeemable noncontrolling interests	(143)	(315)
Shares retired for tax withholding	(3,886)	(2,982)
Proceeds from exercises of stock options and other, net	3,929	5,341
Proceeds from dividend reinvestment plan	651	738
Proceeds from issuance of common shares, net	-	38,987
Net cash flows provided by financing activities	12,747	14,852
(Decrease)/Increase in cash	(54,365)	20,446
Cash balance at beginning of period	62,241	9,600
Cash balance at end of period	$7,876	$30,046

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	For the nine months ended
	September 30,
	2013	2012
Supplemental information
Cash paid for interest, net of amounts capitalized	$61,433	$59,342
Transfer of net investment in rental properties to held for sale	$29,573	$-
Transfer of land under development to other assets	$-	23,000
Transfers of direct investments in real estate-construction in progress to investments in rental communities	$41,400	$50,473
Transfer of land under development to direct investments in real estate-construction in progress	$71,576	$-
Change in accrued improvements to direct investments in real estate	$(205)	$(1,380)
Change in accrued development costs for construction in progress and land under development	$(4,386)	$487
Change in redemption value of redeemable noncontrolling interests	$-	$(3,789)
Conversion of redeemable noncontrolling interest units	$-	$(4,332)

See condensed notes to unaudited consolidated financial statements.

BRE Properties, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2013

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

Where possible, the Company stages its construction to allow leasing and occupancy during the construction period, which BRE believes minimizes the duration of the lease up period following completion of construction. The Company’s accounting policy related to communities in the development and leasing phase is to expense all operating cost associated with completed apartment homes, including costs associated with the lease up of the development. Projects under development are carried at cost, including direct and indirect soft costs incurred to ready the assets for their intended use and which are specifically identifiable, including capitalized interest and property taxes until homes are placed in service. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. The Company has a development group which manages the design, development and construction of apartment communities. Project costs related to the development and construction of apartment communities (including interest and related loan fees, property taxes, and other direct costs including municipal fees, permits, architecture, engineering and other professional fees) are capitalized as a cost of the project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend all of their time on development activities are also capitalized and allocated to the projects to which they relate. Capitalized development compensation totaled approximately $1,772,000 and $1,700,000 for the three months ended September 30, 2013 and September 30, 2012, respectively. Capitalized development compensation totaled approximately $5,823,000 and $6,100,000 for the nine months ended September 30, 2013, and September 30, 2012, respectively. Indirect costs not related to development and construction activity are expensed as incurred. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that increase the value of the community or extend its useful life are capitalized.

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

In accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets, the Company’s investments in real estate are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of estimated fair value are based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimate fair value is warranted. Impairment is first triggered when the carrying amount of an asset may not be recoverable. To determine impairment, the test consists of comparing the undiscounted net cash flows expected to be produced by the asset to the carrying value of the asset. If the total future undiscounted net cash flows are less than the carrying amount of the real estate, impairment exists. If impairment exists and the carrying amount of the real estate exceeds its fair value, an impairment loss is recognized equal to the amount of the excess carrying amount over the fair value. Based on periodic tests of recoverability of long-lived assets, for the three months and nine months ended September 30, 2013 and 2012, the Company did not record any impairment losses for wholly-owned operating real estate assets.

The Company also assesses land held for development for impairment if the intent changes with respect to the development of the land. There was no land held for development for which an adjustment for impairment in value was made for the three months and nine months ended September 30, 2013. During the three months and nine months ended September 30, 2012, the Company recorded a $15,000,000 non-cash asset impairment charge on land held for development located in Anaheim, California, as a result of changes in the future plans to develop the project. At September 30, 2013, the land is classified as held for sale on the consolidated balance sheet.

FASB guidance also requires that the results of operations of any communities that have been sold, or otherwise qualify as held for sale, be presented as discontinued operations in the Company’s consolidated financial statements in all periods presented. The community specific real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation ceases once an asset is classified as held for sale. The Company classifies an asset as held for sale once all of the guidance criteria are met.

Reportable Segments

FASB guidance requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that each of its operating communities, which comprised 99% of BRE’s consolidated assets at September 30, 2013 and December 31, 2012 and approximately 99% of its total consolidated revenues for the three months and nine months ended September 30, 2013 and 2012, represents an operating segment. The Company aggregates its operating segments into five reportable segments based upon geographical region with same-store communities aggregated into four reportable segments and non same-store communities aggregated into one reportable segment.

“Same-store” communities are defined as communities that have been completed, stabilized and owned by the Company for two comparable calendar year periods. The Company defines “stabilized” as communities that have reached a physical occupancy of at least 93%. Physical occupancy is calculated by dividing the total occupied homes by the total homes in the communities.

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

The Company estimates the fair value of its options using a Black-Scholes valuation model using various assumptions to determine their grant date fair value. The Company amortizes the fair value, net of estimated forfeitures, as stock-based compensation expense on a straight-line basis over the vesting period. The cost related to stock-based compensation included in the determination of consolidated net income for the three months and nine months ended September 30, 2013 and 2012 includes all awards outstanding and vested during these periods.

Stock based compensation awards under BRE’s plans vest over periods ranging from one to six years. At September 30, 2013, compensation cost related to unvested awards not yet recognized totaled approximately $16,500,000 and the weighted average period over which it is expected to be recognized is 3.19 years. During the nine months ended September 30, 2013, 217,869 restricted shares were awarded and 178,339 restricted shares vested. During the nine months ended September 30, 2013, zero stock options were awarded and 142,702 options were exercised.

NOTE D – CONSOLIDATION OF VARIABLE INTEREST ENTITIES

Arrangements that are not controlled through voting or similar rights are reviewed under the accounting guidance for variable interest entities (VIEs). A Company is required to consolidate the assets, liabilities and operations of a VIE if it is determined to be the primary beneficiary of the VIE.

In June 2009, the FASB changed the consolidation analysis for VIEs to require a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The guidance requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment. Additional disclosures for VIEs are required, including a description about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE.

Under the guidance, an entity is a VIE and subject to consolidation, if by design a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that its joint venture LLC is not a VIE. The Company further reviewed the management fees paid to it by its joint venture and determined that they do not create a variable interest in the entity. As of September 30, 2013, the Company had no land purchase options outstanding from third party entities. As the Company had no land purchase options outstanding during the nine months ended September 30, 2013, the Company determined that there was no VIE consideration required.

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

On September 30, 2013, the Company acquired the Jefferson at Hollywood, a 270 home community located in Los Angeles, California for a total purchase price of $120,500,000. The acquisition was recorded in Investments in rental communities on the consolidated balance sheet. Costs related to the acquisition of $585,000 for the nine months ended September 30, 2013, were recorded in Other expenses on the consolidated statements of income.

No land parcels were acquired during the nine months ended September 30, 2013.

During the nine months ended September 30, 2012, the Company acquired a parcel of land for future development in Redwood City, California for a purchase price of $11,400,000. The Company also acquired a parcel of land for future development in Pleasanton, California for a purchase price of $11,100,000.

Discontinued operations and dispositions

Accounting guidance requires the results of operations for communities sold during the period or designated as held for sale at the end of the period to be classified as discontinued operations. The community-specific components of net earnings that are classified as discontinued operations include all community-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, and community-specific interest expense to the extent there is secured debt on the community. In addition, the net gain or loss on the eventual disposal of communities held for sale is reported as discontinued operations.

At September 30, 2013, the Company had land owned in Anaheim, California, with a net carrying value of $23,481,000 classified as held for sale on the consolidated balance sheet.

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

The following is a breakdown of the combined results of operations for the operating communities included in discontinued operations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
(amounts in thousands)
Rental and ancillary income	$-	$2,819	$2,113	$8,950
Real estate expenses	-	(863)	(717)	(2,804)
Provision for depreciation	-	(596)	(368)	(1,895)
Income from discontinued operations, net	$-	$1,360	$1,028	$4,251

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

No shares were issued under the EDAs during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, 815,045 shares were issued under the EDAs, with an average share price of $49.09 for total gross proceeds of approximately $40,000,000 and total commission paid to the sales agents of approximately $800,000. As of September 30, 2013, the remaining capacity under the EDAs totals $123,600,000. Proceeds from the sale of shares under the EDAs were used for general corporate purposes that include reducing borrowings under the Company’s revolving credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities and financing for acquisitions.

During the nine months ended September 30, 2013, 249,178 net shares of common stock were issued under the Company’s stock-based compensation plans and 13,013 shares of common stock were issued under the Company’s direct stock purchase and dividend reinvestment plan.

Consolidated Statements of Stockholders’ Equity

(Dollar amounts in thousands, except share and per share data)

Common Stock Shares	September 30, 2013
Balance at beginning of year	76,925,351
Stock options exercised, net of shares tendered	137,349
Vested restricted shares, net of shares tendered	111,829
Shares issued pursuant to dividend reinvestment plan	13,013
Balance at end of period	77,187,542
Preferred stock shares
Balance at beginning of year	2,159,715
Balance at end of period	2,159,715
Common stock
Balance at beginning of year	$769
Stock options exercised, net of shares tendered	2
Vested restricted shares, net of shares tendered	1
Shares issued pursuant to dividend reinvestment plan	-
Balance at end of period	$772
Preferred stock
Balance at beginning of year	$22
Balance at end of period	$22
Additional paid-in capital
Balance at beginning of year	$1,879,250
Stock options exercised, net of shares tendered and other, net	3,929
Shares retired for tax withholding	(3,886)
Stock based compensation	6,575
Dividend reinvestment plan	651
Balance at end of period	$1,886,519
Cumulative dividends in excess of accumulated net income
Balance at beginning of year	$(193,559)
Net income	102,633
Cash dividends declared and paid to common shareholders	(91,638)
Cash dividends declared and paid to preferred shareholders	(2,733)
Other noncontrolling interest in income	(143)
Balance at end of period	$(185,440)
Redeemable noncontrolling interests
Balance at beginning of year	$4,751
Other noncontrolling interests in income	143
Distributions to other noncontrolling interests	(143)
Balance at end of period	$4,751

NOTE G – LEGAL MATTERS

The Company is involved in various legal actions arising in the ordinary course of business for which losses are expected to be covered under the Company’s insurance policies. As of September 30, 2013, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

NOTE H – DEBT

On February 15, 2013, the Company’s 7.130% senior notes came due and the aggregate principal balance of $40,018,000 was paid in full.

On May 10, 2013, the Company prepaid a mortgage on a single community for $29,884,000 ninety days prior to its scheduled maturity, with no prepayment penalty.

During the nine months ended September 30, 2012, the Company exercised its right to redeem for cash all of the $35,000,000 outstanding convertible senior unsecured notes, at a redemption price equal to 100% of the principal amount of the notes outstanding, plus accrued and unpaid interest up to, but excluding, February 21, 2012.

On February 1, 2012, the Company prepaid a mortgage on a single community for $65,866,000 ninety days prior to its scheduled maturity, with no prepayment penalty.

On January 4, 2012, the Company entered into a $750,000,000 unsecured revolving credit facility (the “Credit Agreement”). The unsecured revolving credit facility has an initial term of 39 months, terminates on April 3, 2015 and replaces its previous $750,000,000 unsecured revolving credit facility. Based on the Company’s current debt ratings, the unsecured revolving credit facility accrues interest at LIBOR plus 120 basis points. In addition, the Company pays a 0.20% annual facility fee on the total commitment of the facility. Majority owned subsidiaries no longer guarantee the unsecured revolving credit facility. Borrowings under the Company’s unsecured revolving credit facility totaled $177,000,000 at September 30, 2013. Borrowings under the unsecured revolving credit facility are used to fund acquisition and development activities as well as for general corporate purposes. Balances on the unsecured revolving credit facility are typically reduced with available cash balances.

On August 13, 2012, the Company completed an offering of $300,000,000 10.5-year senior unsecured notes. The notes will mature on January 15, 2023 and bear interest at a fixed coupon rate of 3.375%. Net proceeds from the offering, after all discounts, commissions, and issuance costs, totaled approximately $295,400,000 and were used for general corporate purposes including reducing the Company’s unsecured revolving credit facility balance.

The Company’s indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, total debt to capital, and cash on hand among others. The Company was in compliance with all such financial covenants during the nine months ended September 30, 2013.

The following is a consolidated summary of BRE’s total outstanding debt as of September 30, 2013 (amounts in thousands):

			Mortgage loans payable
Year of maturity	Unsecured senior notes	Unsecured revolving credit facility	Amortization	Balloon	Total mortgage loans payable	Total	Weighted Avg Rate (1)
2013	$-	$-	$66	$-	$66	$66	5.74%
2014	50,000	-	3,839	-	3,839	53,839	4.77%
2015	-	177,000	7,962	-	7,962	184,962	1.56%
2016	-	-	9,041	-	9,041	9,041	5.64%
2017	300,000	-	9,307	-	9,307	309,307	5.50%
2018	-	-	9,853	-	9,853	9,853	5.63%
2019	-	-	6,492	317,975	324,467	324,467	5.59%
2020	-	-	3,346	343,646	346,992	346,992	5.61%
2021	300,000	-	-	-	-	300,000	5.20%
2022	-	-	-	-	-	-	0.00%
2023	300,000	-	-	-	-	300,000	3.38%
	$950,000	$177,000	$49,906	$661,621	$711,527	$1,838,527	4.72%

(1)	Represents the weighted average coupon interest rates of debt maturities in the year in which they become due. These rates do not include the amortization of upfront issuance fees.

NOTE I – NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued an accounting standards update requiring enhanced disclosures about items reclassified out of accumulated other comprehensive income (AOCI) and changes in AOCI balances that should be applied prospectively for public entities with interim and annual periods beginning after December 15, 2012. For items reclassified to net income in their entirety, the Accounting Standards Update (ASU) requires information about the effect of significant reclassification items on line items of net income by component of other comprehensive income (OCI). For other AOCI reclassification items not required to be reclassified directly to net income in their entirety, companies must cross-reference to the note where additional details about the effects of the reclassification are disclosed. The update also requires disclosure of more information about changes in AOCI balances, requiring companies to present current-period reclassifications out of AOCI and other amounts of current-period OCI separately for each component of OCI on the face of the financial statements or in the notes. The adoption of this guidance had no impact on the Company’s financial statements during the nine months ended September 30, 2013.

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

As of September 30, 2013, the Company has estimated that the fair value of its mortgage loans payables is approximately $799,700,000 (carrying value of $711,527,000). During the same period, the Company has estimated that the fair value of its unsecured senior notes is approximately $1,017,600,000 (carrying value of $950,000,000). These valuations were estimated using the rates of comparable debt instruments available in the market place, which are Level 2 measurements.

Fair Value Measurements

The estimated fair values of investment securities classified as deferred compensation plan investments are based on quoted market prices utilizing public information for the same transactions and are therefore classified as Level 1. The Company’s deferred compensation plan investments are recorded in Other assets and totaled $4,562,000 and $4,111,000 at September 30, 2013 and at December 31, 2012, respectively.

There were no transfers of assets measured at fair value between Level 1 and Level 2 of the fair value hierarchy for the nine months ended September 30, 2013.

NOTE K – SEGMENT REPORTING

FASB guidance requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that each of its operating communities, which comprised 99% of BRE’s consolidated assets at September 30,2013 and 2012 and approximately 99% of its total consolidated revenues for the three and nine months ended September 30, 2013 and 2012, represents an operating segment. The Company aggregates its operating segments into reportable segments defined as the geographical regions in which its apartment communities are located: Southern California, San Francisco Bay Area and the Seattle area.

Segment Reporting guidance requires that segment disclosures present the measure(s) used by the chief operating decision makers to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s chief operating decision makers are comprised of several members of its executive management team who use net operating income (“NOI”) as a primary financial measure to assess the performance of the business.

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

To better understand the Company’s overall results, the 75 wholly or majority owned apartment communities can be characterized as follows:

•	20,624 homes in 72 communities were owned, completed and stabilized for all of 2013 and 2012 (“same-store”) communities;

•	502 homes in two completed development communities, which are experiencing lease-up and stabilization during 2013 and 2012 and as a result did not have comparable year-over-year operating results (“non same-store”); and

•	270 homes in one community acquired on September 30, 2013, which as a result did not have comparable year-over-year operating results (“non same-store”).

Operating results are aggregated into five reportable segments based upon geographical region with same-store communities aggregated into four reportable segments and non same-store communities aggregated into one reportable segment. The following table details rental income and NOI for the Company’s reportable segments for the three months and nine months ended September 30, 2013 and 2012 months, and reconciles NOI to net income available to common shareholders per the consolidated statements of operations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(amounts in thousands)	2013	2012	2013	2012
Revenues (1):
Southern California (2)	$56,758	$55,161	$168,082	$163,260
San Francisco Bay Area	25,987	24,005	75,763	70,002
Seattle	14,611	13,770	42,859	40,188
Non core markets (3)	3,944	3,901	11,853	11,634
Same-store revenues	101,300	96,837	298,557	285,084
Non same-store communities(4)	3,318	694	7,761	1,558
Total community revenues	$104,618	$97,531	$306,318	$286,642

Net operating income:
Southern California (2)	$38,807	$37,553	$116,026	$111,799
San Francisco Bay Area	19,088	17,284	55,629	50,105
Seattle	9,757	9,334	28,178	26,532
Non core markets (3)	2,422	2,400	7,419	7,260
Same-store net operating income	70,074	66,571	207,252	195,696
Non Same-store communities(4)	1,952	133	4,153	143
Total community net operating income	$72,026	$66,704	$211,405	$195,839
Other income	93	740	746	1,966
Income from unconsolidated entities	94	669	523	2,125
Gain on sale of unconsolidated entities	-	6,025	18,633	6,025
Income from discontinued operations, net	-	1,360	1,028	4,251
Net gain on sales of discontinued operations	-	-	17,394	8,279
Net operating income	$72,213	$75,498	$249,729	$218,485
Less:
Provision for depreciation	27,543	24,501	79,183	73,103
Interest	15,948	16,998	49,935	50,488
General and administrative	5,055	5,093	17,393	17,152
Other expenses	585	15,000	585	15,000
Dividends attributable to preferred stock	911	911	2,733	2,733
Redeemable and other noncontrolling interests in income	48	105	143	315
Net income available to common shareholders	$22,123	$12,890	$99,757	$59,694

The following table details the assets of the Company’s reportable segments:

	As of September 30, 2013			As of December 31, 2012 (5)
(amounts in thousands)	Communities	Homes	Total Asset Value	Total Asset Value
Assets
Southern California(2)	41	11,669	$2,124,886	$2,034,627
San Francisco Bay Area	15	4,197	829,465	612,465
Seattle	13	3,456	530,142	522,444
Non-core markets(3)	3	1,302	132,084	130,893
Total Same-store communities	72	20,624	3,616,577	3,300,429
Non Same-store communities(4)	3	772	281,405	422,409
Total investment in rental communities	75	21,396	$3,897,982	$3,722,838
Accumulated depreciation			(879,640)	(811,187)
Construction in progress			483,481	302,263
Equity investment in real estate joint ventures			6,451	40,753
Real estate held for sale, net			23,481	23,065
Land under development			38,382	104,675
Cash			7,876	62,241
Other assets			48,512	54,334
Total assets			$3,626,525	$3,498,982

(1)	All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Company’s total revenue during the three and nine months ended September 30, 2013 and 2012.
(2)	Consists of 11 communities in San Diego, 5 in Inland Empire, 13 in Los Angeles, and 12 in Orange County.
(3)	Consists of one same-store community in Sacramento, California and two same-store communities in Phoenix, Arizona.

(4)	2013 Non same-store communities’ totals includes one community fully delivered in 2012, one community fully delivered in the second quarter of 2013, one community acquired during the third quarter of 2013 and commercial properties that will be later developed as multi-family.
(5)	Data represents balances for same-store pools established in the year ended December 31, 2012.

NOTE L – SUBSEQUENT EVENTS

The Company has evaluated and disclosed subsequent events through the date of the issuance of the financial statements.

Subsequent to the quarter ended September 30, 2013, the Company received a legal settlement amount of $19,750,000 in connection with a construction litigation claim against its general contractor of the Avenue 64 apartment community, located in Emeryville, California. The Company fully expects the settlement amount to cover all of the cost of the remediation work, which is expected to begin in the first quarter of 2014. The community is currently 97% occupied as of September 30, 2013.

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

This table summarizes information about our 2013 operating communities:

	Same-store Communities [1]				Total Communities [2]
			% of	% of			% of	% of
	# of	# of	Same-store	Same-store	# of	# of	Total	Total
Regions	Communities	Homes	Revenue	NOI	Communities	Homes	Revenue	NOI
San Diego	11	3,640	17%	17%	11	3,640	17%	17%
Inland Empire	5	1,173	5%	5%	5	1,173	5%	5%
Orange County	12	3,789	18%	18%	12	3,789	17%	17%
Los Angeles	13	3,067	16%	16%	14	3,337	16%	16%
San Francisco	15	4,197	25%	27%	16	4,533	27%	28%
California	56	15,866	81%	83%	58	16,472	82%	83%

Seattle	13	3,456	14%	14%	14	3,622	14%	14%

Phoenix	2	902	3%	2%	2	902	3%	2%
Sacramento	1	400	2%	1%	1	400	1%	1%
Non-Core	3	1,302	5%	3%	3	1,302	4%	3%
	72	20,624	100%	100%	75	21,396	100%	100%

(1)	“Same-store” communities are defined as communities that have been completed, stabilized and owned by us for two comparable calendar year periods. The term stabilized refers to communities that have reached physical occupancy of at least 93%.

(2)	Includes one community acquired and two developed communities in lease up phase that have been stabilized for less than two twelve month periods.

For the nine months ended September 30, 2013 same-store communities totaled 20,624 homes. For the nine months ended September 30, 2013, our non same-store pool is comprised of 772 homes with two communities in various stages of lease up and one community acquired on September 30, 2013.

At September 30, 2013, our portfolio had real estate assets with a net book value of approximately $3.6 billion that included 75 wholly or majority-owned communities, aggregating 21,396 homes; one multifamily community owned in a joint venture, comprised of 252 homes; one land asset held for sale; and six (five in Northern California and one in Southern California) wholly or majority-owned communities in various stages of construction and development, totaling 1,888 homes. We earn revenue and generate cash primarily by collecting monthly rent from our community residents.

Results of Operations

Comparison of the three months ended September 30, 2013 and 2012

Rental and ancillary income

A summary of the components of revenues for the three months ended September 30, 2013 and 2012 is as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2013		2012
		% of Total		% of Total	$ change from	% change from
	Revenues	Revenues	Revenues	Revenues	2012 to 2013	2012 to 2013
Rental income	$100,314	95.9%	$93,755	96.1%	$6,559	7.0%
Ancillary income	4,304	4.1%	3,776	3.9%	528	14.0%
Total revenues	$104,618	100.00%	$97,531	100.00%	$7,087	7.3%

The total increase in revenues for the three months ended September 30, 2013 as compared with the three months ended September 30, 2012, was generated from an increase in same-store and non same-store revenue as follows (dollar amounts in thousands):

	2013	% Change from
	Change	2012 to 2013
Same-store communities	$4,463	4.6%
Non same-store communities	2,624	378.1%
Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$7,087	7.3%

The increase in same-store revenue was primarily due to a 5.7% increase in average monthly revenue earned per home in the same-store portfolio from $1,641 per home in the third quarter of 2012 to $1,734 per home in the third quarter of 2013. Average monthly revenue is comprised of rental and ancillary income earned on occupied homes during the period. Financial occupancy levels averaged 94.4% during second quarter 2013, as compared with 95.4% for the same period in 2012. The $2,624,000 increase in revenue from 2013 non same-store communities represents the increase in the number of communities in lease up in the third quarter of 2013.

Real estate expenses

A summary of the categories of real estate expenses for the three months ended September 30, 2013 and 2012 is as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2013		2012
		% of Total		% of Total	$ change from	% change from
	Expenses	Expenses	Expenses	Expenses	2012 to 2013	2012 to 2013
Same-store communities	$31,226	95.8%	$30,266	98.2%	$960	3.2%
Non same-store communities	1,366	4.2%	561	1.8%	805	143.5%
Total real estate expenses	$32,592	100.00%	$30,827	100.00%	$1,765	5.7%

Same-store expenses increased $960,000 from the quarter ended September 30, 2012 to the quarter ended September 30, 2013 primarily due to increases in property taxes primarily in our Seattle assets, utilities, and management fees. Non same-store expenses increased approximately $805,000 from the quarter ended September 30, 2012 to the quarter ended September 30, 2013, which represents the increase in number of developed communities in lease up in the third quarter of 2013.

Provision for depreciation

The provision for depreciation totaled $27,543,000 and $24,501,000 for the three months ended September 30, 2013 and 2012, respectively. The increase of $3,042,000 or 12.4% is due to a greater depreciable asset base, primarily driven by recently completed development communities delivered in 2012 and 2013.

Interest expense

Interest expense was $15,948,000 (net of $6,550,000 of interest capitalized to the cost of apartment communities under development and construction) for the three months ended September 30, 2013, a decrease of $1,050,000 or 6.2% from the same period in 2012. Interest expense was $16,998,000 for the quarter ended September 30, 2012 (net of $5,806,000 of interest capitalized to the cost of apartment communities under development and construction). The decrease in the quarter over quarter interest expense is primarily due to an increase in capitalized interest levels. The average balance of construction in progress and land under development totaled $494,400,000 and $432,200,000 during the three months ended September 30, 2013 and 2012, respectively.

General and administrative expenses

General and administrative expenses totaled $5,055,000 and $5,093,000 for the three months ended September 30, 2013 and 2012, respectively. General and administrative expenses decreased $38,000 or 0.7%.

Other income

Other income for the three months ended September 30, 2013 and 2012 is comprised of the following (dollar amounts in thousands):

	For the three months ended September 30,
	2013	2012
Management fees (1)	$28	$438
Interest income	51	94
Other	14	208
Total other income	$93	$740

(1)	The decrease in management fees is primarily due to decrease in joint venture interests from the three months ended September 30, 2012 to September 30, 2013.

Other expenses

During the three months ended September 30, 2013, there were $585,000 of acquisition fees related to the acquisition of Jefferson at Hollywood, a 270 home community located in Los Angeles, California. During the three months ended September 30, 2012, a $15,000,000 non cash impairment charge was recorded in Other expenses in conjunction with the decision to sell land in Anaheim, California that we previously intended to develop (dollar amounts in thousands).

	For the three months ended September 30,
	2013	2012
Acquisition fees	$585	$-
Non cash impairment charge	-	15,000
Total other expenses	$585	$15,000

Income from unconsolidated entities and gain on sale of unconsolidated entities

Income from unconsolidated entities totaled $94,000 and $669,000 for the three months ended September 30, 2013 and 2012, respectively. The totals represent our share of net income from the joint venture community we own. The decrease is due to the sales of our joint venture investments during 2012 and 2013.

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

On September 12, 2012, we sold our joint venture asset Calavera Point, a 276 home community located in Westminister, Colorado. We had a 15% equity ownership in the community and received net proceeds of $5,557,000. We recognized a net gain on sale of approximately $913,000.

On September 25, 2012, we sold our joint venture asset Pinnacle at the Creek, a 216 home community located in Centennial, Colorado. We had a 15% equity ownership in the community and received net proceeds of $4,779,000. We recognized a net gain on sale of $1,844,000.

On September 26, 2012, we sold our joint venture asset Pinnacle at Galleria, a 236 home community, located in Roseville, California. We had a 35% equity ownership in the community and received net proceeds of $16,583,000. A net gain on sale of $3,268,000 was recognized.

As of September 30, 2013, we held a minority interest in one consolidating joint venture asset located in Phoenix, Arizona that consists of 252 homes.

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

As of September 30, 2013, land owned in Anaheim, California, with a net carrying value of $23,481,000, was classified as held for sale on the consolidated balance sheet. There were no other non-operating assets classified as held for sale as of September 30, 2013.

On June 28, 2013, we sold one community, Summerwind Townhomes, with 200 homes located in Los Angeles, California. The net proceeds from the sale were $46,840,000, resulting in a net gain of $17,394,000.

There were no operating communities held for sale as of September 30, 2013.

During 2012, we sold three communities located in San Diego, California: Countryside Village, with 96 homes in El Cajon submarket; Terra Nova Villas, with 233 homes in Chula Vista; and Canyon Villa, with 183 homes in Chula Vista. The net proceeds from the three sales were $88,236,000 resulting in a combined net gain of $62,136,000.

For the quarter ended September 30, 2012, the net income from the three operating communities sold during 2012 was included in the discontinued operations line on the consolidated statements of income and totaled $1,360,000.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the quarters ended September 30, 2013 and 2012 represent the dividends on our outstanding 6.75% Series D Cumulative Redeemable Preferred Stock. All of our current outstanding shares of Series D Cumulative Redeemable preferred stock have a $25.00 per share liquidation preference. As of September 30, 2013, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock remain outstanding.

For the three months ended September 30, 2013 and 2012, we paid $911,000 in dividends on our 6.75% Series D Cumulative Redeemable Preferred Stock.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the quarter ended September 30, 2013, was $22,123,000, or $0.29 per diluted share, as compared with $12,890,000, or $0.17 per diluted share, for the same period in 2012.

Results of Operations

Comparison of the nine months ended September 30, 2013 and 2012

Rental and ancillary income

A summary of the components of revenues for the nine months ended September 30, 2013 and 2012 is as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2013		2012
		% of Total		% of Total	$ change from	% change from
	Revenues	Revenues	Revenues	Revenues	2012 to 2013	2012 to 2013
Rental income	$294,248	96.1%	$275,602	96.1%	$18,646	6.8%
Ancillary income	12,070	3.9%	11,040	3.9%	1,030	9.3%
Total revenues	$306,318	100.00%	$286,642	100.00%	$19,676	6.9%

The total increase in revenues for the nine months ended September 30, 2013, as compared with the nine months ended September 30, 2012, was generated from an increase in same-store and non same-store revenue as follows (dollar amounts in thousands):

	2013	% Change from
	Change	2012 to 2013
Same-store communities	$13,473	4.7%
Non same-store communities	6,203	398.1%
Total increase in rental and ancillary revenues (excluding revenues from discontinued operations)	$19,676	6.9%

The increase in same-store revenue was primarily due to a 5.3% increase in average monthly revenue earned per home in the same-store portfolio from $1,612 per home in the nine months ended September 30, 2012 to $1,697 per home in the nine months ended September 30, 2013. Average monthly revenue is comprised of rental and ancillary income earned on occupied homes during the period. Financial occupancy levels averaged 94.8% during the nine months ended September 30, 2012, as compared with 95.3% for the same period in 2012. The $6,203,000 increase in revenue from 2013 non same-store communities represents the increase in the number of development communities in lease up in the nine months ended September 30, 2013.

Real estate expenses

A summary of the categories of real estate expenses for the nine months ended September 30, 2013 and 2012 is as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2013		2012
		% of Total		% of Total	$ change from	% change from
	Expenses	Expenses	Expenses	Expenses	2012 to 2013	2012 to 2013
Same-store communities	$91,305	96.2%	$89,388	98.4%	$1,917	2.1%
Non same-store communities	3,608	3.8%	1,415	1.6%	2,193	155.0%
Total real estate expenses	$94,913	100.00%	$90,803	100.00%	$4,110	4.5%

 The same-store expense increase of $1,917,000 for the nine months ended September 30, 2013 is primarily due to increases in property taxes primarily on our Seattle assets, utilities, management fees and payroll, insurance which were offset by property tax refunds received in 2013 which related to prior periods. Non same-store expenses increased approximately $2,193,000 from the nine months ended September 30, 2012, which represents the increase in the number of development communities in lease up in the nine months ended September 30, 2013.

Provision for depreciation

The provision for depreciation totaled $79,183,000 and $73,103,000 for the nine months ended September 30, 2013 and 2012, respectively. The increase of $6,080,000 or 8.3% is due to a greater depreciable asset base, primarily driven by recently completed development communities delivered in 2012 and 2013.

Interest expense

Interest expense was $49,935,000 (net of $18,199,000 of interest capitalized to the cost of apartment communities under development and construction) for the nine months ended September 30, 2013, a decrease of $553,000 or 1.1% from the same period in 2012. Interest expense was $50,488,000 for the nine months ended September 30, 2012 (net of $16,023,000 of interest capitalized to the cost of apartment communities under development and construction). The decrease in the year over year interest expense is primarily due to an increase in capitalized interest levels. The average balance of construction in progress and land under development totaled $456,600,000 and $399,700,000 during the nine months ended September 30, 2013 and 2012, respectively.

General and administrative expenses

General and administrative expenses totaled $17,393,000 and $17,152,000 for the nine months ended September 30, 2013 and 2012, respectively. General and administrative expenses increased $241,000, or 1.4%, primarily as a result of increased compensation and associate benefits.

Other income

Other income for the nine months ended September 30, 2013 and 2012 is comprised of the following (dollar amounts in thousands):

	For the nine months ended September 30,
	2013	2012
Management fees (1)	$355	$1,289
Interest income	171	274
Other	220	403
Total other income	$746	$1,966

(1)	The decrease in management fees is primarily due to decrease in joint venture interests from the nine months ended September 30, 2012 to September 30, 2013

Other expenses

During the nine months ended September 30, 2013, there were $585,000 of acquisition fees related to the acquisition of Jefferson at Hollywood, a 270 home community located in Los Angeles, California. During the nine months ended September 30, 2012, a $15,000,000 non-cash impairment charge was recorded in Other expenses in conjunction with the decision to sell land in Anaheim, California that we previously intended to develop (dollar amounts in thousands):

	For the nine months ended September 30,
	2013	2012
Acquisition fees	$585	$-
Non cash impairment charge	-	15,000
Total other expenses	$585	$15,000

Income from unconsolidated entities and gain on sale of unconsolidated entities

Income from unconsolidated entities totaled $523,000 and $2,125,000 for the nine months ended September 30, 2013 and 2012, respectively. The totals represent our share of net income from the joint venture communities we own. The decrease is due to the sales of our joint venture investments during 2012 and 2013.

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

On September 12, 2012, we sold our joint venture asset Calavera Point, a 276 home community located in Westminister, Colorado. We had a 15% equity ownership in the community and received net proceeds of $5,557,000. We recognized a net gain on sale of $913,000.

On September 25, 2012, we sold our joint venture asset Pinnacle at the Creek, a 216 home community located in Centennial, Colorado. We had a 15% equity ownership in the community and received net proceeds of $4,779,000. We recognized a net gain on sale of $1,844,000.

On September 26, 2012, we sold our joint venture asset Pinnacle at Galleria, a 236 home community, located in Roseville, California. We had a 35% equity ownership in the community and received net proceeds of $16,583,000. We recognized a net gain on sale of $3,268,000.

As of September 30, 2013, we held a minority interest in one consolidating joint venture asset located in Phoenix, Arizona that consists of 252 homes.

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

As of September 30, 2013, land owned in Anaheim, California, with a net carrying value of $23,481,000 was classified as held for sale on the consolidated balance sheet. There were no other non-operating assets classified as held for sale for the nine months ended September 30, 2013.

On June 28, 2013, we sold one community, Summerwind Townhomes, with 200 homes located in Los Angeles, California. The net proceeds from the sale were $46,840,000, resulting in a net gain of $17,394,000.

There were no operating communities held for sale as of September 30, 2013.

During 2012, we sold three communities located in San Diego, California: Countryside Village, with 96 homes in El Cajon submarket; Terra Nova Villas, with 233 homes in Chula Vista; and Canyon Villa, with 183 homes in Chula Vista. The net proceeds from the three sales were $88,236,000 resulting in a combined net gain of $62,136,000.

For the nine months ended September 30, 2013 and 2012, the net income from the one operating community sold during 2013 and the three operating communities sold during 2012 were included in the discontinued operations line on the consolidated statement of income and totaled $1,028,000 and $4,251,000, respectively.

Dividends attributable to preferred stock

Dividends attributable to preferred stock for the nine months ended September 30, 2013 and 2012, represent the dividends on our outstanding 6.75% Series D Cumulative Redeemable Preferred Stock. All of our current outstanding shares of Series D Cumulative Redeemable preferred stock have a $25.00 per share liquidation preference. As of September 30, 2013, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock remain outstanding.

For the nine months ended September 30, 2013 and 2012, we paid $ 2,733,000 in dividends on our 6.75% Series D Cumulative Redeemable Preferred Stock.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the nine months ended September 30, 2013, was $99,757,000, or $1.29 per diluted share, as compared with $59,694,000, or $0.78 per diluted share, for the same period in 2012.

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

Our dividend per share amounts for the quarters ending September 30, 2013 and 2012 were $0.395 and $0.385, respectively. The quarterly common dividend payment of $0.395 is equivalent to $1.58 per common share on an annualized basis.

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our unsecured revolving credit facility, proceeds from community sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our unsecured revolving credit facility, we would anticipate raising long-term financing or permanent capital through a combination of public and private offerings of debt and equity securities, proceeds from community sales and secured debt issuance. However, such financing may not be available on favorable terms, or at all. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. For the nine months ended September 30, 2013, cash flows generated from operating activities were in excess of distributions to common shareholders, preferred shareholders and non-controlling interest members by approximately $62,000,000. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our unsecured revolving credit facility provides adequate liquidity to address temporary cash shortfalls. We expect that annual cash flows from operations will exceed annual distributions to equity holders for the year ended December 31, 2013, which is consistent with prior years. Annual cash flows from operating activities exceeded annual distributions to common shareholders, preferred shareholders and redeemable non-controlling interest members by approximately $79,200,000 and $54,000,000 for the years ended December 31, 2012 and 2011, respectively.

During the nine months ended September 30, 2013 and 2012 we invested $203,466,000 and $181,503,000, respectively in capital expenditures:

	For the nine months ended September 30,		Expected 2013 Annual Range
(amounts in thousands)	2013	2012	Low	High
New development (including land)	$153,302	$145,236	$195,000	$210,000
Rehab expenditures	32,078	21,856	45,000	55,000
Capital expenditures	18,086	14,411	22,000	25,000
Total capital expenditures	$203,466	$181,503	$262,000	$290,000

Capitalized soft costs totaling $26,204,000 and $23,865,000, for the nine months ended September 30, 2013 and 2012, respectively, are included in total capital expenditures in the table above. A detail of capitalized soft costs is shown below:

	For the nine months ended September 30,
(amounts in thousands)	2013	2012
Payroll expense	$8,005	$7,842
Interest expense	18,199	16,023
Total soft cost capital expenditures	$26,204	$23,865

We had a total of $950,000,000 carrying amount in unsecured senior notes at September 30, 2013, consisting of the following:

Maturity	Unsecured Senior	Interest
(amounts in thousands)	Note Balance	Rate (1)
March 2014	$50,000	$4.700%
March 2017	300,000	5.500%
March 2021	300,000	5.200%
March 2023	300,000	3.375%
Total/ Weighted Average Interest Rate	$950,000	$4.692%

(1)	Represents the weighted average coupon interest rate in the year in which they become due. These rates do not include amortization of upfront issuance fees.

On May 10, 2013, we prepaid a mortgage on a single community for $29,884,000 ninety days prior to its scheduled maturity, with no prepayment penalty.

On February 15, 2013, our 7.130% senior notes outstanding came due and we paid in full the aggregate principal balance of $40,018,000.

At September 30, 2013, we had mortgage indebtedness with a total principal amount outstanding of $711,527,000 at a weighted average rate of 5.60% and remaining terms ranging from one to seven years. For the periods ending September 30, 2013, and December 31, 2012, respectively, unencumbered real estate net operating income represented 72.9% and 72.5% of our total real estate net operating income.

As of September 30, 2013, 2,159,715 shares of 6.75% Series D Cumulative Redeemable Preferred Stock were outstanding.

As of September 30, 2013, we had total outstanding debt balances of approximately $1,838,500,000 and total outstanding consolidated shareholders’ equity and redeemable noncontrolling interests of approximately $1,706,600,000, representing a debt to total book capitalization ratio of 51.9%.

On January 5, 2012, we entered into a new $750,000,000 unsecured revolving credit facility (the “Credit Agreement”). The unsecured revolving credit facility has an initial term of 39 months, terminates on April 3, 2015 and replaces our previous $750,000,000 unsecured revolving credit facility. Based on our current debt ratings, the unsecured revolving credit facility accrues interest at LIBOR plus 120 basis points. In addition, we pay a 0.20% annual facility fee on the capacity of the unsecured revolving credit facility. Borrowings under our unsecured revolving credit facility totaled $177,000,000 at September 30, 2013.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, total debt to capital, and cash on hand among others. We were in compliance with all such financial covenants during the nine months ended September 30, 2013 and 2012.

We anticipate that we will continue to require outside sources of financing to meet our long-term liquidity needs beyond 2013, such as scheduled debt repayments, construction funding and potential property acquisitions. As of September 30, 2013, scheduled debt principal payments through December 31, 2013 totaled approximately $66,000.

On February 24, 2010, we entered into Equity Distribution Agreements (EDAs) with each of Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC, and Wells Fargo Securities, LLC (collectively, the “sales agents”) under which we may issue and sell from time to time through or to our sales agents shares of our common stock having an aggregate offering price of up to $250,000,000. No shares were issued under the EDA’s during the nine months ended September 30, 2013. During 2012, 815,045 shares were issued under the EDAs, with an average share price of $49.09 for total gross proceeds of approximately $40,000,000 and total commission paid to the sales agents of approximately $800,000. As of September 30, 2013, the remaining capacity under the EDAs totals $123,600,000. We intend to use any net proceeds from the sale of our shares under the EDAs for general corporate purposes, which may include reducing borrowings under our unsecured revolving credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities and financing for acquisitions.

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

Construction in progress and land under development

The following table provides data on our multifamily communities that are currently under various stages of development and construction. Completion of the development communities is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot provide assurance that these communities will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed homes shown in the table below. In addition to the communities below, we have predevelopment costs on two future development projects totaling approximately $16,800,000 in Other assets on the Consolidated Balance Sheets as of September 30, 2013.

(Dollar amounts in millions) Property name	Location	Proposed Number of Homes	Costs Incurred to Date - September 30, 2013(1)	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date (2)
Construction in Progress
Solstice	Sunnyvale, CA	280	$102.9	$121.9	$19.0	1Q/2014
Wilshire La Brea	Los Angeles, CA	478	232.7	277.3	44.6	4Q/2014
Radius	Redwood City, CA	264	44.9	97.8	52.9	4Q/2014
MB360	San Francisco, CA	360	103.0	227.2	124.2	4Q/2014
Total Construction in Progress		1,382	$483.5	$724.2	$240.7

Property name	Location	Proposed Number of Homes	Costs Incurred to Date - September 30, 2013(1)	Estimated Total Cost(3)
Land Under Development(4)
Pleasanton I	Pleasanton, CA	251	$22.5	TBR
Pleasanton II	Pleasanton, CA	255	15.9	TBR
Total Land Owned		506	$38.4	$171.0

[1]	Reflects all recorded costs as of September 30, 2013, recorded on our Consolidated Balance Sheets as “Direct investments in real estate-construction in progress.”

[2]	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy.

[3]	Reflects the aggregate cost estimates including land. Specific community cost estimates To Be Reported (TBR) once entitlement approvals are received and the Company is prepared to begin construction.

[4]	Represents projects in various stages of pre-construction development. Projects are transferred to construction in progress when construction contracts are finalized and construction activity has commenced.

Dividends Paid to Common and Preferred Shareholders and Distributions to Redeemable Noncontrolling Interest Members

A cash dividend has been paid to common shareholders each quarter since our inception in 1970. Our dividend per share amounts for the nine months ended September 30, 2013 and 2012 were $1.185 and $1.155 per share, respectively. Total dividends paid to common shareholders for the nine months ended September 30, 2013 and 2012 were $91,638,000 and $88,969,000, respectively.

For the nine months ended September 30, 2013 and 2012, we paid $2,733,000 in dividends on our 6.75% Series D Cumulative Redeemable Preferred Stock.

Total distributions to redeemable noncontrolling interests of our consolidated subsidiaries were $143,000 and $315,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

As of September 30, 2013, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

The Company is involved in various legal actions arising in the ordinary course of business for which losses are expected to be covered under the Company’s insurance policies. As of September 30, 2013, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

ITEM 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. (Removed and Reserved).

ITEM 5. Other Information.

None.

ITEM 6.	Exhibits.

4.1	Form of 3.375% Senior Note due 2023 (previously filed on August 7, 2012 as Exhibit 4.6 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.1	Form of Restricted Stock Award Agreement under 1999 BRE Stock Incentive Plan (previously filed on July 2, 2013 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the BRE Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRE PROPERTIES, INC.
(Registrant)

Date: November 6, 2013	/s/ John A. Schissel
John A. Schissel
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2013	/s/ Peter C. Olson
Peter C. Olson
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibits.

4.1	Form of 3.375% Senior Note due 2023 (previously filed on August 7, 2012 as Exhibit 4.6 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein).

10.1	Form of Restricted Stock Award Agreement under 1999 BRE Stock Incentive Plan (previously filed on July 2, 2013 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A and incorporated by reference herein).

11	Statement Re: Computation of Per Share Earnings.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the BRE Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) notes to the Consolidated Financial Statements.

