Form 10-K
period 2013-12-31
BRE PROPERTIES INC /MD/
filed 2014-02-18
CIK 1011174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

At June 30, 2013, the aggregate market value of the registrant’s shares of Common Stock, par value $.01 per share, held by non-affiliates of the registrant was approximately $3,859,000,000. At January 31, 2014, 77,302,625 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders of BRE Properties, Inc. to be filed within 120 days of December 31, 2013 are incorporated by reference in Part III of this report.

FORWARD-LOOKING STATEMENTS

In addition to historical information, we have made forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements pertain to, among other things, our capital resources, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties. You should not rely on these statements as predictions of future events because we cannot assure you that the events or circumstances reflected in the statements can be achieved or will occur. Forward-looking statements are identified by words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or their negative form or other variations, or by discussions of strategy, plans or intentions. Forward-looking statements are based on assumptions, data or methods that may be incorrect or imprecise or incapable of being realized. The following factors, among others, could affect actual results and future events: failure to complete the proposed merger with Essex Property Trust, Inc., defaults or non-renewal of leases, increased interest rates and operating costs, failure to obtain necessary outside financing, difficulties in identifying communities to acquire and in effecting acquisitions, failure to successfully integrate acquired communities and operations, inability to dispose of assets that no longer meet our investment criteria under acceptable terms and conditions, risks and uncertainties affecting property development and construction (including construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities), failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws and increases in real property tax rates. Our success also depends on general economic trends, including interest rates, income tax laws, governmental regulation, legislation, population changes and other factors, including those risk factors discussed in the section entitled “Risk Factors” in this report as they may be updated from time to time by our subsequent filings with the Securities and Exchange Commission. Do not rely solely on forward-looking statements, which only reflect management’s analysis. We assume no obligation to update forward-looking statements.

BRE PROPERTIES, INC.

PART I

Item 1.	BUSINESS

References in this Annual Report on Form 10-K to “BRE,” “Company,” “we” or “us” refer to BRE Properties, Inc., a Maryland corporation.

Corporate Profile

We are a self-administered equity real estate investment trust, or REIT, focused on the ownership, development, acquisition and management of multifamily apartment communities. Our operating and investment activities are primarily focused on the major metropolitan markets within the state of California, and in the metropolitan area of Seattle, Washington. At December 31, 2013, our multifamily portfolio had real estate assets with a net book value of approximately $3.5 billion, which included: 73 wholly or majority owned stabilized multifamily communities, aggregating 20,724 homes primarily located in California and Washington; one multifamily community owned in a joint venture and comprised of 252 homes; one land asset held for sale; and six development communities in various stages of construction and development. We have been a publicly traded company since our founding in 1970 and have paid 173 consecutive quarterly dividends to our shareholders since inception.

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

Events During 2013

On December 19, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Essex Property Trust, Inc., a Maryland corporation (“Essex”), and Bronco Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Essex (“Merger Sub”). On February 5, 2014, Merger Sub changed its name to BEX Portfolio, Inc. The Merger Agreement provides for the merger of the Company with and into Merger Sub (the “Merger”), with Merger Sub surviving as a wholly owned subsidiary of Essex. If the Merger process proceeds without delay, we currently expect the transaction to close by the second quarter of 2014.

On September 30, 2013, we acquired one wholly owned community located in Hollywood, California with 270 homes for an aggregate investment of $120,515,000.

During 2013, we sold three wholly owned communities in Southern California: Summerwind Townhomes, with 200 homes; Mission Grove Park with 432 homes; and Villa Santana, with 240 homes. The net proceeds from the three sales were $162,357,000 resulting in a net gain of $57,324,000.

During 2013, six joint venture interests were sold to our joint venture partner. The sale consisted of four joint venture communities located in Denver, Colorado and two joint venture communities located in Phoenix, Arizona totaling 2,180 homes. We had a 15% equity ownership in all six joint venture interests sold. The net proceeds from the sale totaled $47,408,000 and we recorded a net gain of approximately $15,025,000. We also sold one joint venture community located in Phoenix, Arizona with 432 homes. We had a 15% interest in the joint venture and the net proceeds from the sale totaled $6,000,000 and we recorded a net gain of $3,608,000.

During 2013, we completed construction of one development community, Aviara, with 166 homes in Mercer Island, Washington. The aggregate investment in the community totaled $42,900,000.

As of December 31, 2013, we had four sites under construction. The aggregate investment in the sites is expected to total $724,200,000. We have an estimated cost of $181,000,000 to complete the existing construction in process which consists of four communities totaling 1,382 homes. The communities are expected to be delivered during 2014. In addition, we own two land projects under development and expect to begin construction in 2014.

On May 10, 2013, we prepaid a single property mortgage on Mission Grove Park for $29,884,000 ninety days prior to its scheduled maturity, with no prepayment penalty.

During the fourth quarter of 2013, we reached a settlement in connection with litigation regarding our Avenue 64 apartment community located in Emeryville, California. Pursuant to the terms of the settlement, in November 2013 we received $19,750,000 from the general contractor. This amount was recorded as Other Income during the fourth quarter of 2013.

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

As of December 31, 2012, we had four sites under construction. The aggregate investment in the sites is expected to total $541,500,000. We have an estimated cost of $239,200,000 to complete the existing construction in process which consists of four development communities totaling 1,188 homes. The communities are expected to be delivered during 2013 and 2014.

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

During 2012, all remaining 160,882 Operating Company units were converted to 160,882 shares of BRE common stock.

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

Events During 2011

During 2011, we acquired three communities totaling 652 homes: Lafayette Highlands, with 150 homes, located in Lafayette, California; The Landing at Jack London Square, with 282 homes, located in Oakland, California; and The Vistas of West Hills, with 220 homes, located in Valencia, California. The aggregate investment in these three communities was $170,127,000. In addition to these communities, we acquired two parcels of land for future development in San Francisco, California’s Mission Bay district for a purchase price of $41,400,000; and we purchased a 4.4 acre site contiguous to our existing Park Viridian operating community and its existing second phase land site in Anaheim, California for a purchase price of $5,100,000.

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

Employees

As of December 31, 2013, we had 617 employees. No employee is covered by collective bargaining agreements.

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

Additionally, see Part II, Item 8 and Part IV, Item 15 of this report for our consolidated financial statements.

Executive Officers

The following persons were executive officers of BRE as of February 18, 2014:

Name	Age at February 18, 2014	Position(s)
Constance B. Moore	58	President, Chief Executive Officer and Director
Stephen C. Dominiak	50	Executive Vice President, Chief Investment Officer
Kerry Fanwick	58	Executive Vice President, General Counsel
Deborah J. Jones	63	Executive Vice President, Associate Relations and Development
Scott A. Reinert	55	Executive Vice President, Operations
John A. Schissel	47	Executive Vice President, Chief Financial Officer

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

Risk Factors Relating to the Merger

The exchange ratio and the cash consideration will not be adjusted in the event of any change in the stock prices of either Essex or BRE.

Upon the consummation of the Merger, each outstanding share of our common stock will be converted automatically into the right to receive 0.2971 shares of Essex common stock, with cash paid in lieu of any fractional shares, plus $12.33 in cash, without interest, each subject to certain adjustments provided for in the Merger Agreement. To the extent that certain asset sales are completed in accordance with the terms set forth in the Merger Agreement and a special distribution is authorized and declared to be paid to our shareholders of record as of the close of business on the business day immediately prior to the effective time of the Merger as a result of such asset sales, the cash consideration will be reduced by the per share amount of such special distribution. The exchange ratio of 0.2971 and cash consideration will not be adjusted for changes in the market prices of either shares of Essex common stock or shares of our common stock. Changes in the market price of shares of Essex common stock prior to the Merger will affect the market value of the Merger consideration that our shareholder will receive on the closing date of the Merger. Stock price changes may result from a variety of factors (many of which are beyond the control of Essex and BRE), including the following factors:

•	market reaction to the announcement of the Merger;
•	changes in the respective businesses, operations, assets, liabilities and prospects of Essex and BRE;
•	changes in market assessments of the business, operations, financial position and prospects of either company or the combined company following consummation of the Merger;
•	market assessments of the likelihood that the Merger will be completed;
•	interest rates, general market and economic conditions and other factors generally affecting the market prices of Essex common stock and BRE common stock;
•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which Essex and BRE operate; and
•	other factors beyond the control of Essex and BRE, including those described or referred to elsewhere in this “Risk Factors” section.

The market price of shares of Essex common stock at the closing of the Merger may vary from its price on the date the Merger Agreement was executed, on the date of this Annual Report on Form 10-K and on the date of the special meetings of Essex and BRE. As a result, the market value of the Merger consideration represented by the exchange ratio will also vary.

Because the Merger will be completed after the date of the BRE special meeting, at the time of the special meeting, BRE shareholder will not know the exact market value of the shares of Essex common stock that they will receive upon completion of the Merger. You should consider the following two risks:

•	If the market price of shares of Essex common stock increases between the date the Merger Agreement was signed or the date of the Essex and BRE special meetings and the closing of the Merger, BRE shareholders will receive shares of Essex common stock that have a market value upon completion of the Merger that is greater than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed or on the date of the special meetings, respectively.

•	If the market price of shares of Essex common stock declines between the date the Merger Agreement was signed or the date of the Essex and BRE special meetings and the closing of the Merger, BRE shareholders will receive shares of Essex common stock that have a market value upon completion of the Merger that is less than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed or on the date of the special meetings, respectively.

Therefore, while the number of shares of Essex common stock to be issued per share of BRE common stock is fixed, BRE shareholders cannot be sure of the market value of the Merger consideration they will receive upon completion of the Merger.

Essex and BRE shareholders will be diluted by the Merger.

The Merger will dilute the ownership position of Essex shareholders and result in BRE shareholders having an ownership stake in the combined company that is smaller than their current stake in BRE. Upon completion of the Merger, we estimate that continuing Essex shareholders will own approximately 62% of the issued and outstanding shares of combined company common stock, and former BRE shareholders will own approximately 38% of the issued and outstanding common stock of the combined company. Consequently, our shareholders, as a general matter, will have less influence over the management and policies of the combined company after the effective time of the Merger than they currently exercise over the management and policies of BRE.

Failure to complete the Merger could negatively impact the stock prices and the future business and financial results of BRE.

If the Merger is not completed, the ongoing business of BRE could be adversely affected and BRE will be subject to a variety of risks associated with the failure to complete the Merger, including the following:

•	BRE being required, under certain circumstances, to pay to Essex a termination fee of $170 million or up to $10 million in expense reimbursement;
•	BRE having to pay certain costs relating to the proposed Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and
•	diversion of BRE management focus and resources from operational matters and other strategic opportunities while working to implement the Merger.

If the Merger is not completed, these risks could materially affect the business, financial results and stock prices of BRE.

The pendency of the Merger could adversely affect the business and operations of BRE.

Prior to the effective time of the Merger, some residents or vendors of BRE may delay or defer decisions, which could negatively affect the revenues, earnings, cash flows and expenses of BRE, regardless of whether the Merger is completed. Similarly, current and prospective employees of BRE may experience uncertainty about their future roles with the combined company following the Merger, which may materially adversely affect the ability of BRE to attract and retain key personnel during the pendency of the Merger. In addition, due to operating restrictions in the Merger Agreement, BRE may be unable, during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of BRE or could result in a competing acquisition proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to limited exceptions necessary to comply with the duties of the BRE Board of Directors, restrict the ability of BRE to solicit, initiate or knowingly facilitate any third-party proposals to acquire beneficial ownership of at least 20% of the assets of, equity interest in, or businesses of, BRE or any subsidiary of BRE. Prior to receiving BRE shareholder approval of the Merger, BRE may negotiate with a third party after receiving an unsolicited written proposal if the BRE Board of Directors determines in good faith that the unsolicited proposal could reasonably be likely to result in a transaction that is more favorable than the Merger, and the BRE Board of Directors determines that failure to negotiate would be inconsistent with its duties. Once a third party proposal is received, BRE must notify Essex within 24 hours following receipt of the proposal and keep Essex informed of the status and terms of the proposal and associated negotiations. In response to such a proposal, BRE may, under certain circumstances, withdraw or modify its recommendation to BRE shareholders with respect to the Merger, and enter into an agreement to consummate a competing transaction with a third-party, if the BRE Board of Directors determines in good faith that the competing proposal is more favorable to BRE shareholders and pays the $170 million termination fee to Essex.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of BRE from considering or proposing such an acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower per share value than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.

There can be no assurance that Essex will be able to secure the financing necessary to pay the cash portion of the Merger consideration on acceptable terms, in a timely manner, or at all.

In connection with the Merger, Essex has obtained commitments for up to $1.0 billion in a senior unsecured bridge loan facility to finance the cash portion of the Merger consideration. In addition, Essex is exploring additional alternatives to fund the cash portion of the Merger consideration including through existing unsecured credit facilities, asset sales, joint ventures or other financing arrangements. However, Essex has not entered into a definitive agreement for the debt financing, nor has it secured alternative financing. There can be no assurance that Essex will be able to secure financing to pay the cash portion of the Merger consideration on acceptable terms, in a timely manner, or at all. If Essex is unable to secure such financing, Essex will nonetheless be required to close the Merger under the terms of the Merger Agreement. In addition, the bridge loan facility expires on April 18, 2014 (with a right to extend up to an additional 30 days in certain circumstances) whereas the Merger Agreement may not be terminable until June 17, 2014.

Some of the directors and executive officers of BRE have interests in the Merger that are different from, or in addition to, those of the other BRE shareholders.

Some of the directors and executive officers of BRE have arrangements that provide them with interests in the Merger that are different from, or in addition to, those of BRE shareholders, generally. These interests include, among other things, a sizeable severance payment if terminated upon, or following, consummation of the Merger. These interests, among other things, may influence or may have influenced the directors and executive officers of BRE to support or approve the Merger.

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

Real estate investments are relatively illiquid and, therefore, tend to limit our ability to adjust our portfolio in response to changes in economic or other conditions. Additionally, the Internal Revenue Code places certain limits on the assets a REIT may sell without adverse tax consequences. To effect our current operating strategy, we have in the past raised, and will seek to continue to raise additional funds, both through outside financing and through the orderly disposition of assets that no longer meet our investment criteria. However, we cannot assure you that we will be able to dispose of these assets, particularly during periods of decline in the real estate market, and the inability to make these dispositions may prevent us from executing our operating strategy and could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt. Depending upon interest rates, current development and acquisition opportunities and other factors, generally we will reinvest the proceeds from any property dispositions in additional multifamily communities, although such funds may be employed in other uses. We cannot assure you that the proceeds realized from the disposition of assets which no longer meet our investment criteria can be reinvested to produce economic returns comparable to those being realized from the communities disposed of, or that we will be able to acquire communities meeting our investment criteria. If we are unable to reinvest proceeds from the disposition of communities or if communities acquired with any such proceeds produce a lower rate of return than the communities disposed of, our results of operations and our ability to make distributions to our shareholders and pay amounts due on our debt could be adversely affected. In addition, a delay in reinvestment of any such proceeds could also have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

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

Our portfolio is primarily located in the San Francisco Bay Area, Los Angeles, Orange County, San Diego, and Seattle markets. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other communities and alternative forms of housing. In particular our performance is disproportionately influenced by job growth and unemployment. To the extent the aforementioned general economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to our shareholders and pay amounts due on our debt could be materially adversely affected.

Our insurance coverage is limited and may not cover all losses to our communities.

We carry comprehensive liability, fire, mold, extended coverage and rental loss insurance with respect to our communities with certain policy specifications, limits and deductibles. While as of December 31, 2013, we carried flood and fire insurance for our communities with an aggregate annual limit of $150,000,000, and earthquake insurance with an aggregate annual limit of $100,000,000, subject to substantial deductibles, we cannot assure you that this coverage will be available on acceptable terms or at an acceptable cost, or at all, in the future, or if obtained, that the limits of those policies will cover the full cost of repair or replacement of covered communities. In addition, there may be certain extraordinary losses (such as those resulting from civil unrest or terrorist acts) that are not generally insured (or fully insured against) or underinsured losses (such as those resulting from claims in connection with the occurrence of mold, asbestos, and lead) because they are either uninsurable or not economically insurable. Should an uninsured or underinsured loss occur to a property, we could be required to use our own funds for restoration or lose all or part of our investment in, and anticipated revenues from, the property and would continue to be obligated on any mortgage indebtedness on the property. Any such loss could have a material effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt. In addition, a failure of any of our insurers to comply with their obligations to us could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

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

At December 31, 2013, we had outstanding borrowings of approximately $1.8 billion. Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt, and total debt to capital, among others. In the event that an event of default occurs, our lenders may declare borrowings under the respective loan agreements to be due and payable immediately, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

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

We may distribute taxable dividends that are partially payable in cash and partially payable in our stock. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our shareholders determine to sell shares of our stock in order to pay taxes owed on dividends, such sales may put downward pressure on the trading price of our stock.

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

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions.

To qualify as a REIT, we generally must distribute to our shareholders at least 90% of our net taxable income each year, excluding capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we paid in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. We intend to distribute sufficient dividends to meet the REIT distribution requirements and minimize our income and excise tax obligations. Accordingly, we intend to make an election on our 2013 tax return to carryback a portion of the dividends we pay in 2014 to satisfy the REIT distribution requirement obligations with respect to 2013. To the extent the distributions we make are not sufficient to satisfy the REIT distribution requirement for 2013 and to avoid the payment of income taxes, we or our successor in the Merger intend to make additional distributions to our shareholders in order to maintain our REIT status for 2013 and to avoid the payment of income taxes. We or our successor may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	COMMUNITIES

General

In addition to the information in this Item 2, certain information regarding our community portfolio is contained in Schedule III (financial statement schedule) under Part IV, Item 15(a) (2).

Multifamily Community Data

Our multifamily communities represent 99% of our real estate portfolio and 99% of our total revenue.

Multifamily Communities	2013	2012	2011	2010	2009
Percentage of total portfolio at cost, as of December 31, 2013	99%	99%	99%	99%	99%
Percentage of total revenues, for the year ended December 31, 2013	99%	99%	99%	99%	99%

No single multifamily community accounted for more than 10% of total revenues in any of the five years ended December 31, 2013.

This table summarizes information about our 2013 operating multifamily communities (excluding properties sold in 2013) and includes communities acquired and development communities fully delivered during 2013 and 2012 in various phases of lease up:

Market	Number of Communities	Homes	Percentage of Revenue[1]	Percentage of NOI[1]	Occupancy[2]	Average Rent[3]
San Francisco Bay Area	16	4,533	27%	29%	94.6%	$2,141
Los Angeles	14	3,337	17%	16%	94.7%	1,792
Seattle	14	3,622	15%	14%	93.7%	1,466
Orange County	11	3,549	17%	17%	94.7%	1,653
San Diego	11	3,640	17%	17%	94.8%	1,663
Inland Empire	4	741	3%	3%	95.3%	1,569
Phoenix	2	902	3%	2%	94.3%	995
Sacramento	1	400	1%	1%	95.6%	1,222
Total Weighted Average	73	20,724	100%	100%	94.5%	$1,711

The following table discloses certain operating data about our consolidated multifamily homes:

	December 31,
	2013	2012	2011	2010	2009
Total number of homes	20,724	21,160	21,336	21,318	21,245
Physical occupancy[4]	95.0%	94.0%	95.0%	95.0%	95.0%
Average revenue per home[3]	$1,711	$1,622	$1,548	$1,417	$1,475
Total number of communities	73	74	76	75	73

[1]	Represents the aggregate revenue and net operating income (NOI) from communities in each market divided by the total revenue and net operating income of multifamily communities for the year ended December 31, 2013. Excludes revenue and NOI from communities sold in 2013 and income from unconsolidated joint ventures.

[2]	Represents average physical occupancy for all communities for the twelve months ended December 31, 2013. The total is a weighted average by homes for all communities shown.

[3]	Represents average revenue per home including rental and ancillary income earned on occupied homes for the twelve months ended December 31, 2013. The total is a weighted average by homes for all communities shown.

[4]	Physical occupancy is calculated by dividing the total occupied homes by the total homes in the portfolio at the end of the year. Apartment homes are generally leased to residents for rental terms not exceeding one year.

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

	December 31,
	2013	2012	2011	2010	2009
Number of same-store homes	19,952	19,462	18,461	18,914	19,572
Same-store homes % of total homes	96%	92%	87%	89%	92%
Same-store revenue change	4.8%	5.5%	3.4%	(2.0)%	(3.9)%
Same-store expense change	1.9%	3.6%	1.5%	(1.7)%	(1.9)%
Same-store NOI change	6.1%	6.4%	4.3%	(3.7)%	(6.4)%

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

A reconciliation of net income available to common shareholders to NOI for the three years ended December 31 is as follows:

	Years ended December 31,
	2013	2012	2011
Net income available to common shareholders	$179,131	$133,499	$66,461
Interest, including discontinued operations	66,551	68,467	74,964
Depreciation, including discontinued operations	108,154	101,618	103,940
Redeemable noncontrolling interest in income	190	413	1,168
Net gain on sales of discontinued operations	(57,324)	(62,136)	(14,489)
Net gain on sale of unconsolidated entities	(18,633)	(6,025)	(4,270)
General and Administrative expense	23,037	22,848	21,768
Dividends on preferred stock	3,645	3,645	7,655
Non cash impairment charge	-	15,000	-
Merger costs	3,401	-	-
Acquisition costs	585	-	402
Legal settlement proceeds	(19,750)	-	-
Redemption related to preferred stock issuance cost, net	-	-	3,771
Net operating income	$288,987	$277,329	$261,370

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

Development Communities

The following table provides data on our six multifamily communities that were under various stages of development and construction at December 31, 2013. Completion of the development communities is subject to a number of risks and uncertainties, including construction delays and cost overruns. We cannot assure that these communities will be completed, or that they will be completed by the estimated dates, or for the estimated amounts, or will contain the number of proposed homes shown in the table below. In addition to the communities below, we have made predevelopment investments and deposits on potential projects totaling approximately $17,800,000. The deposits and predevelopment costs are reported in Other Assets on the Consolidated Balance Sheet.

(Dollar amounts in millions) Property name	Location	Proposed Number of Homes	Costs Incurred to Date - December 31, 2013	Estimated Total Cost	Estimated Cost to Complete	Estimated Completion Date(1)
Construction in Progress
Solstice(2)	Sunnyvale, CA	280	$111.0	$121.9	$10.9	1Q/2014
Wilshire La Brea(3)	Los Angeles, CA	478	249.5	277.3	27.8	4Q/2014
Radius	Redwood City, CA	264	55.6	97.8	42.2	4Q/2014
MB360	San Francisco, CA	360	127.1	227.2	100.1	4Q/2014
Total Construction in Progress		1,382	$543.2	$724.2	$181.0

Property name	Location	Proposed Number of Homes	Costs Incurred to Date - December 31, 2013	Estimated Total Cost(4)
Land Under Development(5)
Pleasanton I	Pleasanton, CA	251	$23.6	TBR
Pleasanton II	Pleasanton, CA	255	17.2	TBR
Total Land Owned		506	$40.8	$171.0

[1]	“Completion” is defined as our estimate of when an entire project will have a final certificate of occupancy issued and be ready for occupancy.

[2]	Reflects all recorded costs as of December 31, 2013, recorded on our balance sheet as “direct investments in real estate-construction in progress.” Included in this amount is $54.2 million of costs for completed and delivered homes as of December 31, 2013, which is reflected on the consolidated balance sheets as “Direct investments in real estate – Investment in rental communities”.

[3]	Reflects all recorded costs as of December 31, 2013, recorded on our balance sheet as “direct investments in real estate – construction in progress”. Included in this amount is $46.1 million of costs for completed and delivered homes as of December 31, 2013, which is reflected on the consolidated balance sheets as “Direct investments in real estate – Investment in rental communities”.

[4]	Reflects the aggregate cost estimates including land. Specific community cost estimates To Be Reported (TBR) once entitlement approvals are received and we are prepared to begin construction.

[5]	Represents projects in various stages of pre-construction development. Projects are transferred to construction in progress when contracts are finalized and construction activity has commenced.

Insurance, Property Taxes and Income Tax Basis

We carry comprehensive liability, fire, pollution, extended coverage and rental loss insurance on our communities with certain policy specifications, limits and deductibles. In addition, at December 31, 2013, we carried flood and fire coverage with an annual aggregate limit of $150,000,000 (after policy deductibles). Also, we carried earthquake insurance with an aggregate annual limit of $100,000,000 (after policy deductibles). Management believes the communities are adequately covered by such insurance.

Property taxes on portfolio communities are assessed on asset values based on the valuation method and tax rate used by the respective jurisdictions. The gross carrying value of our direct investments in operating rental communities was $3,918,341,000 as of December 31, 2013. On the same date our assets had an underlying federal income tax basis of approximately $3,676,253,000 reflecting, among other factors, the carryover of basis on tax-deferred exchanges.

Headquarters

We lease our corporate headquarters at 525 Market Street, 4th Floor, San Francisco, California, 94105-2712, from Knickerbocker Properties, Inc., a Delaware corporation. The lease covers 28,339 rentable square feet at annual per square foot rents, which were $28.00 as of December 31, 2013. The lease term ends on February 1, 2016. We also maintain leased regional offices in: Seattle, Washington; Irvine and San Diego, California; and Phoenix, Arizona.

Item 3.	LEGAL PROCEEDINGS

Since the announcement of the Merger Agreement on December 19, 2013, three putative class action and shareholder derivative actions have been filed on behalf of alleged shareholders of the Company and/or the Company itself in the Circuit Court for Baltimore City, Maryland, under the following captions: Sutton v. BRE Properties, Inc., et al., No. 24-C-13-008425, filed December 23, 2013; Applegate v. BRE Properties, Inc., et al., No. 24-C-14-00002, filed December 30, 2013; and Lee v. BRE Properties, Inc., et al., No. 24-C-14-00046, filed January 3, 2014.

All of these complaints name as defendants the Company, the Company’s Board of Directors, Essex, and Merger Sub, and allege that the Company’s Board of Directors breached its fiduciary duties to the Company’s shareholders and/or to the Company itself, and that the Merger involves an unfair price, an inadequate sales process, and unreasonable deal protection devices that purportedly preclude competing offers. The complaints further allege that Essex, Merger Sub, and, in some cases, we aided and abetted those alleged breaches of duty. The complaints seek injunctive relief, including enjoining or rescinding the Merger, and an award of other unspecified attorneys’ and other fees and costs, in addition to other relief. On February 7, 2014, Plaintiffs filed identical, amended complaints in the three pending actions. The amended complaints add allegations that disclosures regarding the proposed merger in the joint proxy statement/prospectus filed with the SEC on January 29, 2014 are inadequate.

We are involved in various legal actions arising in the ordinary course of business. Losses associated with legal claims arising in the ordinary course of business are expected to be covered under our insurance policies. As a result, the risk of a material loss impacting our financial position has been assessed as remote. As of December 31, 2013, there were no pending legal proceeds to which we are a party or of which any of our communities is the subject, the adverse determination of which we anticipate would have a material adverse effect upon our consolidated financial condition and results of operations.

Item 4.	(REMOVED AND RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “BRE”. As of January 31, 2014, there were approximately 2,486 record holders of BRE’s common stock and the last reported sales price on the NYSE was $59.10. The number of holders does not include shares held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder. As of January 31, 2014, there were approximately 16,610 beneficial holders of BRE’s common stock.

This table shows the high and low sales prices of our common stock reported on the NYSE Composite Tape and the dividends we paid for each common share:

	2013			2012
	Stock Price		Dividends	Stock Price		Dividends
	High	Low	Paid	High	Low	Paid
First Quarter	$51.87	$46.74	$0.395	$52.43	$48.30	$0.385
Second Quarter	$54.14	$45.76	$0.395	$53.57	$47.66	$0.385
Third Quarter	$55.76	$47.07	$0.395	$53.31	$46.68	$0.385
Fourth Quarter	$61.50	$49.27	$0.395	$51.45	$46.08	$0.385

Since 1970, when BRE was founded, we have made regular and uninterrupted quarterly dividends to shareholders. The payment of dividends by BRE is at the discretion of the Board of Directors and depends on numerous factors, including our cash flow, financial condition and capital requirements, REIT provisions of the Internal Revenue Code and other factors.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013 for all of our equity compensation plans, including our Amended and Restated 1992 Employee Stock Plan, our 1999 Stock Incentive Plan and our Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining and available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Plan Category
Equity Compensation plans approved by security holders	362,429	$44.95	1,410,755
Equity Compensation plans not approved by security holders	-	-	-
Total	362,429	$44.95	1,410,755

COMPARATIVE STOCK PERFORMANCE

The line graph below compares the cumulative total shareholder return on BRE Common Stock for the last five years with the cumulative total return on the S&P 500 Index and the NAREIT All Equity REIT Index over the same period. This comparison assumes that the value of the investment in the Common Stock and in each index was $100 on December 31, 2008 and that all dividends were reinvested (1).

BRE Properties, Inc.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
BRE Properties, Inc.	$100.00	$127.42	$173.99	$208.38	$216.47	$240.40
NAREIT All Equity REIT Index	$100.00	$127.99	$163.76	$177.32	$212.26	$218.32
S&P 500	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19

(1)	Common Stock performance data is provided by SNL Securities and is calculated using the ex-dividend date.

(2)	Indicates appreciation of $100 invested on December 31, 2008 in BRE Common Stock, S&P 500, and NAREIT All Equity REIT Index, assuming reinvestment of dividends discussed above.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

Issuer Purchases of Equity Securities

	(a) Total Number of shares (or units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[2]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Traded Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 through March 31, 2013	80,822	$51.50	-	-
April 1, 2013 through June 30, 2013	-	-	-	-
July 1, 2013 through September 30, 2013	-	-	-	-
October 1, 2013 through October 31, 2013	-	-	-	-
November 1, 2013 through November 30, 2013	-	-	-	-
December 1, 2013 through December 31, 2013	19,741	54.71	-	-
Total	100,563	$52.13	-	-

[1]	Includes an aggregate of 96,289 shares withheld to pay taxes and 4,274 shares withheld for option costs.

[2]	Average price paid per share owned and forfeited by shareholder.

Item 6.	SELECTED FINANCIAL DATA

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

	2013	2012	2011	2010	2009
	(Amounts in thousands, except per share data)
Operating Results
Rental and ancillary revenues	$404,028	$375,557	$348,803	$312,784	$296,608
Revenues from discontinued operations	11,851	21,880	28,817	41,647	52,239
Income from unconsolidated entities and other income	21,239	5,174	5,424	5,112	5,788
Total revenues	$437,118	$402,611	$383,044	$359,543	$354,635
Net income available to common shareholders	$179,131	$133,499	$66,461	$41,576	$50,642
Plus:
Net gain on sales of discontinued operations	(57,324)	(62,136)	(14,489)	(40,111)	(21,574)
Net gain on sales of unconsolidated entities	(18,633)	(6,025)	(4,270)	-	-
Depreciation from continuing operations	105,371	96,736	97,139	84,647	76,033
Depreciation from discontinued operations	2,783	4,882	6,801	9,737	12,386
Depreciation related to unconsolidated entities	493	1,903	2,052	1,991	1,841
Redeemable noncontrolling interest in income	—	—	748	1,026	1,461
Funds from operations (FFO)[1]	$211,821	$168,859	$154,442	$98,866	$120,789
Core funds from operations (Core FFO)[2]	$196,057	$183,859	$158,615	$127,671	$132,819
Net cash flows generated by operating activities	$232,951	$201,887	$172,177	$140,719	$130,683
Net cash flows used in investing activities	$(187,776)	$(135,245)	$(267,345)	$(197,261)	$(80,537)
Net cash flows (used in) generated by financing activities	$(98,984)	$(14,001)	$98,411	$57,243	$(52,214)
Dividends paid to common and preferred shareholders and distributions to noncontrolling interests	$125,855	$122,723	$118,305	$106,770	$114,379
Weighted average shares outstanding—basic	77,111	76,567	71,220	61,420	52,760
Dilutive effect of stock based awards on EPS	229	353	450	430	240
Weighted average shares outstanding—diluted (EPS)	77,340	76,920	71,670	61,850	53,000
Plus—Operating Company units[3]	—	20	510	685	780
Weighted average shares outstanding—diluted (FFO)	77,340	76,940	72,180	62,535	53,780
Operating Company units outstanding at end of period	—	—	161	615	771
Net income per share—basic	$2.32	$1.74	$0.93	$0.67	$0.95
Net income per share—assuming dilution	$2.32	$1.74	$0.93	$0.67	$0.95
Dividends paid to common shareholders	$1.58	$1.54	$1.50	$1.50	$1.88
Balance sheet information and other data
Real estate portfolio, net of depreciation	$3,547,438	$3,382,407	$3,288,577	$3,097,528	$2,915,565
Total assets	$3,608,846	$3,498,982	$3,352,621	$3,156,247	$2,980,008
Total debt	$1,759,428	$1,731,960	$1,662,671	$1,792,918	$1,867,075
Redeemable noncontrolling interests	$4,751	$4,751	$16,228	$34,866	$33,605
Shareholders’ equity	$1,752,184	$1,686,482	$1,610,449	$1,276,393	$1,022,919

1FFO is used by industry analysts and investors as a supplemental performance measure of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts as net income or loss (computed in accordance with accounting principles generally accepted in the United States) excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated real estate assets, plus depreciation and amortization of real estate assets and adjustments for unconsolidated partnerships and joint ventures. We calculate FFO in accordance with the NAREIT definition.

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

2We believe that Core Funds from Operations (“Core FFO”) is a meaningful supplemental measure of our operating performance for the same reasons as FFO and including adjustments for non-routine items allows for more comparable periods. Core FFO begins with FFO as defined by the NAREIT White Paper and adjusts for the following:

- The impact of any expenses relating to non-operating asset impairment and valuation allowances;

- Property acquisition costs and pursuit cost write-offs (other expenses);

- Gains and losses from early debt extinguishment, including prepayment penalties and preferred share redemptions;

- Executive level severance costs;

- Gains and losses on the sales of non-operating assets, and

- Other non-comparable items

3Under earnings per share guidance, common share equivalents deemed to be anti-dilutive are excluded from the diluted per share calculations.

Note: See Item 7 for a reconciliation of net income to FFO and Core FFO.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a self-administered equity real estate investment trust, or REIT, focused on the ownership, development, acquisition, and management of multifamily apartment communities. Our operating and investment activities are primarily focused on the major metropolitan markets within the state of California, and in the metropolitan area of Seattle, Washington. At December 31, 2013 our portfolio had real estate assets with a net book value of approximately $3.5 billion that include 73 wholly or majority owned stabilized multifamily communities, aggregating 20,724 homes primarily located in California and Washington; one multifamily community owned in a joint venture and comprised of 252 homes; one land asset held for sale; and six development communities in various stages of construction and development. We earn revenue and generate operating cash flow primarily by collecting monthly rent from our community residents.

Our 2013 results, when compared to 2012 and 2011 annual results reflect the impact of improving fundamentals for the multifamily industry. We experienced same-store revenue growth in 2013 of 4.8% as compared to 5.5% growth in 2012 and 3.4% growth in 2011. Operating fundamentals, driven by low levels of new supply and an increase in propensity to rent, began to improve in 2011 and continued to strengthen throughout 2012 and 2013. Although unemployment levels following the severe recession that started in late 2007 remain elevated at 8.3% in California and 6.6% in Washington, we did experience job growth in our core markets in 2013 with the San Francisco Bay Area and Seattle markets benefiting the most from increased employment levels.

We continue to make progress on building out our development pipeline with properties that are in some of the country’s premier locations. As of December 31, 2013, our active development pipeline had a total estimated cost of $724,200,000 of which approximately $181,000,000 remains to be funded. Our active pipeline consists of Solstice, Wilshire La Brea, Radius and MB 360 projects.

We expect that strategic draws on our unsecured revolving credit facility and asset sales will be the primary funding source for our remaining current construction funding commitments. During 2013, we disposed of three communities with 872 homes (located in Southern California) for combined net proceeds of $162,357,000. The dispositions produced net gains on sales totaling $57,324,000. In addition, during 2013 we sold our joint venture interests in seven communities that generated $53,408,000 in net proceeds and net gains totaling $18,633,000. We believe that a combination of a targeted development program focused on our core markets along with the disposition of slower revenue growth communities will over the time result in a higher quality portfolio with a stronger revenue growth profile.

We also remain committed to maintaining a strong financial position and balance sheet flexibility. Our leverage measured as debt as a percentage of gross assets was 39% as of December 31, 2013.

We believe our communities are well-positioned to take advantage of the favorable demographic factors that are expected to produce continued revenue growth for apartment owners in the coming years. These factors include: (1) increases in overall population levels among the age demographic with the greatest tendency to rent (age 20 to 34 years old); (2) a greater propensity to rent among all age groups as a result of the psychology and financial impact on homeownership rates coming out of this past recession; and (3) low levels of new supply of apartment communities from development activities in the majority of our core markets.

To better understand our overall results, our 73 wholly or majority owned apartment communities can be characterized as follows:

•	19,952 homes in 70 communities were owned, completed and stabilized for all of 2012 and 2011 (“same-store”) communities;

•	502 homes in two development communities were experiencing lease up and stabilization during 2012 and 2013 and as a result did not have comparable year-over-year operating results (“non same-store”); and

•	270 homes in one community was acquired during 2013, and as a result did not have comparable annual year-over-year operating results (“non same-store”).

In addition to year-over-year economic operating performance, our results of operations for the three years ended December 31, 2013 were affected by income derived from communities acquired and completions of apartment communities, offset by the cost of capital associated with financing these transactions.

Proposed Merger Transaction with Essex Property Trust, Inc.

On December 19, 2013, we entered into the Merger Agreement with Essex and Merger Sub. The Board of Directors of the Company has unanimously (i) determined and declared that the Merger, the Merger Agreement and the other transactions contemplated by the Merger Agreement are advisable and in the best interests of the Company and its shareholders and (ii) approved the Merger Agreement.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”), will be converted into the right to receive (i) 0.2971 shares of common stock, par value $0.0001 per share, of Essex (“Essex Common Stock”) and (ii) $12.33 in cash, without interest, each subject to certain adjustments provided for in the Merger Agreement and subject to any applicable withholding tax (collectively, the “Merger Consideration”).

Under the Merger Agreement, at the Effective Time each BRE stock option that is outstanding and unexercised immediately prior to the Effective Time, whether or not then vested or exercisable, will be assumed by Essex and converted into a stock option to acquire the number of whole shares of Essex Common Stock equal to the product of (i) the number of shares of Company Common Stock subject to the BRE stock option and (ii) the sum of 0.2971 and the quotient obtained by dividing (x) the per share cash consideration portion of the Merger Consideration by (y) the volume weighted average of Essex Common Stock over a ten-day trading period starting with the opening of trading on the first trading day to the closing of the second to last trading day prior to the closing date of the transactions contemplated by the Merger Agreement (such sum, the “Stock Award Exchange Ratio”). The exercise price per share of Essex Common Stock subject to each such assumed option will be equal to the quotient obtained by dividing (a) the exercise price per share of Company Common Stock of such BRE stock option by (b) the Stock Award Exchange Ratio. Except as described above, each such assumed stock option will continue to have, and will be subject to, the same terms and conditions as applied to the BRE stock option immediately prior to the Effective Time (but taking into account any changes provided for in the applicable Company Equity Plan (as defined in the Merger Agreement), in any award agreement, or in such BRE stock option by reason of the Merger or the Merger Agreement).

Additionally, at the Effective Time, each outstanding and unvested share of BRE restricted stock (including any associated right to the issuance of additional shares of Company Common Stock upon the achievement of BRE performance goals) will be assumed by Essex and will be converted into an award of Essex restricted stock for that number of shares of Essex Common Stock equal to product of (i) the number of shares of Company Common Stock underlying the BRE restricted stock award, and (ii) the Stock Award Exchange Ratio. To the extent any such BRE restricted stock is subject to performance vesting and, following the Effective Time, the performance metrics applicable to such BRE restricted stock otherwise cease to be measurable on substantially similar terms as immediately prior to the Effective Time, then the Essex restricted stock will vest based on target performance at the time and, subject to any applicable payment conditions, prescribed by the terms in effect for such BRE restricted stock immediately prior to the Effective Time. Except as described above, each such assumed award of restricted stock will continue to have, and will be subject to, the same terms and conditions as applied to the BRE restricted stock immediately prior to the Effective Time (but taking into account any changes provided for in the applicable Company Equity Plan or in any award agreement by reason of the Merger or the Merger Agreement).

The Company and Essex have made certain customary representations and warranties to each other in the Merger Agreement. The Company has agreed, among other things, not to solicit, initiate, knowingly encourage or facilitate any inquiry, discussion, offer or request from third parties regarding other proposals to acquire the Company and not to engage in any discussions or negotiations regarding any such proposal, or furnish to any third party non-public information regarding the Company. The Company has also agreed to certain other restrictions on its ability to respond to any such proposals. The Merger Agreement also includes certain termination rights for both the Company and Essex and provides that, in connection with the termination of the Merger Agreement, under specified circumstances, (i) the Company may be required to pay to Essex a termination fee of $170.0 million and/or reimburse Essex’s transaction expenses in an amount equal to $10,000,000 and (ii) Essex may be required to reimburse the Company’s transaction expenses in an amount equal to $10,000,000.

The completion of the Merger is subject to various conditions, including, among other things, the approval by the Company’s shareholders of the Merger and the other transactions contemplated by the Merger Agreement, the approval by Essex’s shareholders of the issuance of Essex Common Stock in connection with the Merger and certain consents having been obtained. Essex and the Company filed preliminary joint proxy materials (Form S-4) with the Securities and Exchange Commission on January 29, 2014. Complete information on the Merger, including the Merger background, reasons for the Merger, who may vote, how to vote and the time and place of the Company shareholder meeting are included in the definitive proxy statement filed on February 14, 2014. As of December 31, 2013, the Company has incurred $3,400,000 for legal, consulting and other expenses related to the Merger. If the Merger process proceeds without delay, we currently expect the transaction to close by the second quarter of 2014.

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2013, 2012 and 2011

Revenues

Total revenues include revenues from discontinued operations in an effort to provide information regarding the amount of total revenues the portfolio generated each year. The increase in rental income in 2013 was primarily derived from a 4.8% increase in same-store property revenue. A summary of revenues is as follows:

Composite of Change in year over year revenues

		% of Total		% of Total		% of Total
	2013 Total	Revenues	2012 Total	Revenues	2011 Total	Revenues
Rental income	$388,300,000	88.8%	$361,116,000	92.0%	$336,014,000	90.0%
Ancillary income	15,728,000	3.6%	14,441,000	4.0%	12,789,000	4.0%
Total revenue from continuing operations	404,028,000		375,557,000		348,803,000
Revenues from discontinued operations	11,851,000	2.7%	21,880,000	2.0%	28,817,000	4.0%
Total rental and ancillary income	415,879,000		397,437,000		377,620,000
Income from unconsolidated entities	625,000	0.2%	2,644,000	1.0%	2,888,000	1.0%
Other income	20,614,000	4.7%	2,530,000	1.0%	2,536,000	1.0%
Total revenues	$437,118,000	100.0%	$402,611,000	100.0%	$383,044,000	100.0%

	2013 Change	2012 Change
Same-store communities	$17,973,000	$18,834,000
Non same-store communities	10,498,000	8,245,000
Total change in rental and ancillary revenues from continuing operations	$28,471,000	$27,079,000

Rental and Ancillary Income

Same-store revenues increased by $17,973,000 or 4.8% and by $18,834,000 or 5.5% for the years ended for the years ended December 31, 2013 and 2012, respectively. The 2013 same-store increase was primarily due to a 5.3% increase in average revenue earned per occupied home. Revenue per home is comprised of rental and ancillary income earned on occupied homes during the period and net of concessions of $1 per month per occupied home during 2013 and concessions of $3 per month per home during 2012. Physical occupancy levels averaged 95%, 94%, and 95% during the years ended 2013, 2012, and 2011, respectively. The $10,498,000 increase in revenue from non same-store communities represents the increase in the year-over-year size of the portfolio from recently completed development communities and communities acquired in 2013.

As described above, the increase in non same-store rental and ancillary revenues relates to acquired and developed communities. The following table summarizes our multifamily development, acquisition and disposition activities:

	Year Ended December 31,
	2013	2012	2011
Total cost of development communities completed	$42,900,000	$104,400,000	$—
# of homes completed	166	336	—
Total cost of communities acquired	$120,515,000	$—	$170,127,000
# of homes acquired	270	—	652
Approximate net sales proceeds of dispositions	$162,357,000	$88,236,000	$63,486,000
# of homes sold	872	512	634

	Year Ended December 31,
	2013	2012	2011
Number of wholly or majority owned operating communities	73	74	76
Physical occupancy rates for operating communities(1)	95.0%	94.0%	95.0%

(1)Physical occupancy is calculated by dividing the total occupied homes by the total homes in stabilized communities in the portfolio.

Other income

Other income is detailed below and is comprised of the following:

	For the years ended December 31,
	2013		2012	2011
Legal and insurance settlements	$19,750,000	(1)	$133,000	$40,000
JV management fees (2)	384,000		1,637,000	1,843,000
Interest income	219,000		377,000	369,000
Disposition fees	128,000		243,000	144,000
Other	133,000		140,000	140,000
Total other income	$20,614,000		$2,530,000	$2,536,000

(1) Related to $19,750,000 legal settlement for construction defects.

(2) Decrease in management fees due to decrease in the number of joint venture interests from 11 interests at December 31, 2011 to 8 interests at December 31, 2012 to 1 interest at December 31, 2013.

Expenses

Real estate expenses

The summary of real estate expenses, excluding discontinued operations is as follows:

	Year Ended December 31,
	2013	2012	2011
Real estate expenses	$124,304,000	$118,143,000	$112,497,000
Real estate expenses as a percent of rental and ancillary income from continuing operations	30.8%	31.5%	32.3%
Same-store expense % change	1.9%	3.6%	1.5%

Real estate expenses for multifamily rental communities (which include repairs and maintenance, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses) increased $6,161,000, or 5.2% and $5,646,000 or 5.0%, for the years ended December 31, 2013 and 2012, respectively. Also, same-store expenses increased $2,252,000, $3,920,000, and $1,520,000 in 2013, 2012 and 2011, respectively.

Property taxes comprised 30% of real estate expenses during the years ended December 31, 2013, 2012 and 2011, respectively. Across the same-store portfolio, property taxes increased $2,236,000 or 6.4% in 2013 from 2012. In our Seattle market on a same-store basis, property taxes increased $876,000 or 17% for the year e ended December 31, 2013.

Real estate expenses shown in the table above exclude real estate expense from discontinued operations which totaled $4,077,000, $7,139,000 and $9,177,000 for 2013, 2012 and 2011, respectively.

Provision for depreciation

The provision for depreciation totaled $105,371,000, $96,736,000 and $97,139,000 for the years ending 2013, 2012 and 2011, respectively. The provision for depreciation increased $8,635,000, or 8.9%, for the year ended December 31, 2013 compared to 2012, and decreased $403,000, or 0.4%, for the year ended December 31, 2012 compared to 2011. The increases in 2013 resulted from higher depreciable bases on newly delivered developments and acquisitions.

Interest expense

	Year ended December 31,
	2013	2012	2011
Interest on unsecured senior notes	$46,048,000	$42,103,000	$38,518,000
Interest on convertible debt	-	274,000	1,870,000
Interest on mortgage loans payable	40,513,000	40,953,000	43,898,000
Interest on line of credit	3,777,000	5,101,000	3,396,000
Total interest incurred	$90,338,000	$88,431,000	$87,682,000
Capitalized interest(1)	(24,471,000)	(21,633,000)	(14,431,000)
Total interest expense	$65,867,000	$66,798,000	$73,251,000

(1) The increase in capitalized interest is related to the increase in our average investment in land and construction in progress. Our monthly average investment balance in land and construction in progress was $468,363,000, $406,619,000 and $280,698,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Year-end debt balances were as follows:

	Year ended December 31,
	2013	2012	2011
Unsecured senior notes	$950,000,000	$990,018,000	$690,018,000
Convertible unsecured senior notes(1)	—	—	34,939,000
Mortgage loans payable	711,428,000	741,942,000	808,714,000
Unsecured line of credit	98,000,000	—	129,000,000
Total debt	$1,759,428,000	1,731,960,000	1,662,671,000
Weighted average interest rate for all debt at end of period	5.1%	5.4%	5.3%

(1)	During 2012, we exercised the right to redeem for cash all of the remaining 4.125% convertible unsecured notes outstanding, at a redemption price equal to 100% of the principal amount of the notes outstanding, plus accrued and unpaid interest up to, but excluding, February 21, 2012 (the “Redemption Date”).

General and administrative expenses

General and administrative expenses for the three years ended December 31, were as follows:

	For the years ended December 31,
	2013	2012	2011
General and administrative expenses	$23,037,000	$22,848,000	$21,768,000
Annual change as a percentage	0.8%	5.0%	5.8%
As a percentage of rental and ancillary revenues (including revenues from discontinued operations)	5.5%	5.7%	5.8%

General and administrative expenses increased 0.8% in 2013, increased 5.0% in 2012 and increased 5.8% in 2011. The increase during 2013 was primarily due to legal costs.

Other expenses

Other expenses are comprised of the following:

	For the years ended December 31,
	2013	2012	2011
Merger costs(1)	$3,401,000	$-	$-
Acquisition fees	585,000	-	402,000
Non cash impairment charge(2)	-	15,000,000	-
Total other expenses	$3,986,000	$15,000,000	$402,000

(1)	Represents merger related legal and professional fees incurred as of December 31, 2013.

(2)	Represents a $15,000,000 non cash impairment charge to write down a land site to its estimated fair value less cost of disposal, as a result of changes in the future plans to develop the project.

Redeemable noncontrolling interest in income

Redeemable noncontrolling interest in income represent the earnings attributable to the noncontrolling members of our consolidated subsidiaries and totaled $190,000, $413,000 and $1,168,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

During 2013 we sold three communities in Southern California: Summerwind Townhomes, with 200 homes; Mission Grove Park with 432 homes; and Villa Santana, with 240 homes. The net proceeds from the three sales were $162,357,000 resulting in a net gain of $57,324,000.

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

The net gain on sale and the combined results of operations for these eight communities for each year presented are included in discontinued operations on the consolidated statements of income. These amounts totaled $61,631,000, $70,326,000 and $25,615,000 for the years ended December 31, 2013, 2012 and 2011, respectively. There were no operating communities held for sale as of December 31, 2013.

As of December 31, 2013, there was land with a net carrying value of $23,481,000 classified as held for sale on the consolidated balance sheet. As of December 31, 2012, there was land with a net carrying value of $23,065,000 classified as held for sale on the consolidated balance sheet.

Income from unconsolidated entities

Income from unconsolidated entities totaled $625,000, $2,644,000 and $2,888,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The totals for each year include our share of net income from the joint ventures we own.

During 2013, six joint venture interests were sold to our joint venture partner. The sale consisted of four joint venture communities located in Denver, Colorado and two joint venture communities located in Phoenix, Arizona totaling 2,180 homes. We had a 15% equity ownership in all six joint venture interests sold. The net proceeds from the sale was $47,408,000 and net gain of $15,025,000. We also sold to an unrelated third party one joint venture community located in Phoenix, Arizona with 432 homes. We had a 15% interest in the joint venture and the net proceed from the sale was $6,000,000 with a net gain of $3,608,000.

Dividends attributable to preferred stock

Dividends totaled $3,645,000, $3,645,000 and $7,655,000 for the years ended December 31, 2013, 2012, and 2011, respectively. Dividends for the year ended December 31, 2013 and 2012 are attributable to the dividends on our 6.75% Series D Cumulative Redeemable Preferred Stocks. Dividends for the year ended December 31, 2011 are attributable to the dividends on our 6.75% Series C and 6.75% Series D Cumulative Redeemable Preferred Stock. Our Series D Cumulative Redeemable Preferred Stock has a $25.00 per share liquidation preference and became callable at our election in December of 2009.

Net income available to common shareholders

As a result of the various factors mentioned above, net income available to common shareholders for the year ended December 31, 2013 was $179,131,000 or $2.32 per diluted share, for the year ended December 31, 2012 was $133,499,000 or $1.74 per diluted share, and $66,461,000, or $0.93 per diluted share for the year ended December 31, 2011.

Non-GAAP financial measure reconciliations and definitions

The following is our reconciliation of net income to funds from operations (FFO) and core funds from operations (Core FFO) for each of the five years ended December 31, 2013:

	2013	2012	2011	2010	2009
	(Amounts in thousands, except per share data)
Net income available to common shareholders	$179,131	$133,499	$66,461	$41,576	$50,642
Depreciation from continuing operations	105,371	96,736	97,139	84,647	76,033
Depreciation from discontinued operations	2,783	4,882	6,801	9,737	12,386
Depreciation from unconsolidated entities	493	1,903	2,052	1,991	1,841
Net gain on sales of discontinued operations	(57,324)	(62,136)	(14,489)	(40,111)	(21,574)
Net gain on sale of unconsolidated entities	(18,633)	(6,025)	(4,270)	-	-
Less: Redeemable noncontrolling interest in income	—	—	748	1,026	1,461
Funds from operations(1)	$211,821	$168,859	$154,442	$98,866	$120,789

Non core items in the periods presented
Legal settlement proceeds	(19,750)	-	-	-	-
Merger costs	3,401	-	-	-	-
Acquisition costs	585	-	402	3,998	-
Non cash asset impairment charge	-	15,000	-	-	-
Redemption related preferred stock issuance costs, net	-	-	3,771	-	-
Severance charge	-	-	-	1,300	600
Net loss/(gain) from extinguishment of debt	-	-	-	23,507	(1,470)
Abandonment costs	-	-	-		12,900
Core Funds from operations(2)	$196,057	$183,859	$158,615	$127,671	$132,819

1FFO is used by industry analysts and investors as a supplemental performance measure of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts as net income or loss (computed in accordance with accounting principles generally accepted in the United States) excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated real estate assets, plus depreciation and amortization of real estate assets and adjustments for unconsolidated partnerships and joint ventures. We calculate FFO in accordance with the NAREIT definition.

We believe that FFO is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation. Because real estate values have historically risen or fallen with market conditions, management considers FFO an appropriate supplemental performance measure because it excludes historical cost depreciation, as well as gains or losses related to sales of previously depreciated property, from GAAP net income. By excluding depreciation and gains or losses on sales of real estate, management uses FFO to measure returns on its investments in real estate assets. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our communities that result from use or market conditions nor the level of capital expenditures to maintain the operating performance of our communities, all of which have real economic effect and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. Management also believes that FFO, combined with the required GAAP presentations, is useful to investors in providing more meaningful comparisons of the operating performance of a company’s real estate between periods or as compared to other companies. FFO does not represent net income or cash flows from operations as defined by GAAP and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered an alternative to net income as an indicator of a REIT’s operating performance or to cash flows as a measure of liquidity. Our FFO may not be comparable to the FFO of other REITs due to the fact that not all REITs use the NAREIT. definition or apply/interpret the definition differently.

2We believe that Core Funds from Operations (“Core FFO”) is a meaningful supplemental measure of our operating performance for the same reasons as FFO and including adjustments for non-routine items allows for more comparable periods. Core FFO begins with FFO as defined by the NAREIT White Paper and adjusts for the following:

- The impact of any expenses relating to non-operating asset impairment and valuation allowances;

- Property acquisition costs and pursuit cost write-offs (other expenses);

- Gains and losses from early debt extinguishment, including prepayment penalties and preferred share redemptions;

- Executive level severance costs;

- Gains and losses on the sales of non-operating assets, and

- Other non-comparable items.

Liquidity and Capital Resources

Depending upon the availability and cost of external capital, we anticipate making additional investments in multifamily apartment communities. These investments are expected to be funded through a variety of sources. These sources may include internally generated cash, temporary borrowings under our revolving credit facility, proceeds from asset sales, public and private offerings of debt and equity securities, and in some cases the assumption of secured borrowings. To the extent that these additional investments are initially financed with temporary borrowings under our revolving credit facility, we anticipate that permanent financing will be provided through a combination of public and private offerings of debt and equity securities, proceeds from asset sales and secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service and dividend requirements, and finance future investments. Annual cash flows from operating activities exceeded annual distributions to common shareholders, preferred shareholders and noncontrolling members by approximately $106,900,000, $79,200,000 and $54,000,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Due to the timing associated with operating cash flows, there may be certain periods where cash flows generated by operating activities are less than distributions. We believe our revolving credit facility provides adequate liquidity to address temporary cash shortfalls.

On February 15, 2013, our 7.130% senior notes came due and the aggregate principal balance of $40,018,000 was paid in full.

On May 10, 2013, we prepaid a mortgage on Mission Grove Park for $29,884,000 ninety days prior to its scheduled maturity, with no prepayment penalty.

On February 1, 2012, we prepaid the single property mortgage on Alessio for $65,866,000 ninety days prior to its scheduled maturity, with no prepayment penalty.

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

No shares were issued under the EDAs during the twelve months ended December 31, 2013. As of December 31, 2013 the remaining capacity under the EDAs totals $123,600,000. During the first quarter of 2012, 815,045 shares were issued under the EDAs, with an average share price of $49.09 for total gross proceeds of approximately $40,000,000 and total commissions paid to the sales agents of approximately $800,000. During 2011, 1,291,537 shares were issued under the EDAs, with an average share price of $47.55 for total gross proceeds of approximately $61,414,000.

During 2013, 2012, and 2011 we invested $283,026,000, $250,400,000 and $161,280,000, respectively in development, rehab and capital expenditures.

	Years ended December 31,
(amounts in thousands)	2013	2012	2011
New development (including land)	$212,937	$196,021	$124,249
Rehab expenditures	42,415	34,420	15,869
Capital expenditures	27,674	19,959	21,162
Total capital expenditures	$283,026	$250,400	$161,280

Capitalized soft costs totaling $35,211,000, $31,511,000 and $24,058,000, for the years ending 2013, 2012, and 2011, were included in total capital expenditures in the table above. A detail of capitalized soft costs are shown below:

	Years ended December 31,
(amounts in thousands)	2013	2012	2011
Payroll expense	$10,740	$9,878	$9,627
Interest expense	24,471	21,633	14,431
Total soft cost capital expenditures	$35,211	$31,511	$24,058

Tender Offers and Repurchase Activity

During February 2012, we exercised our right to redeem for cash all of the $35,000,000 outstanding convertible senior unsecured notes, at a redemption price equal to 100% of the principal amount of the notes outstanding, plus accrued and unpaid interest up to, but excluding, February 21, 2012.

Fixed Rate Unsecured Notes and Unsecured line of credit

On January 4, 2012, we entered into a $750,000,000 unsecured revolving credit facility (the “Credit Agreement”). The Credit Agreement has an initial term of 39 months, terminates on April 3, 2015 and replaces our previous $750,000,000 revolving credit facility. Based on our current debt ratings, the unsecured revolving credit facility accrues interest at LIBOR plus 120 basis points. In addition, we pay a 0.20% annual facility fee on the total commitment of the facility. Borrowings under our unsecured revolving credit facility totaled $98,000,000 at December 31, 2013, compared to zero balance at December 31, 2012. Borrowings under the unsecured line of credit were used to fund acquisition and development activities as well as for general corporate uses. Balances on the unsecured line of credit were typically reduced with available cash balances.

On February 15, 2013, our 7.130% senior notes came due and the aggregate principal balance of $40,018,000 was paid in full.

On August 13, 2012, we completed an offering of $300,000,000, 10.5 year senior unsecured notes. The notes will mature on January 15, 2023 and bear interest at a fixed coupon rate of 3.375%. Net proceeds from the offering, after all discounts, commissions, and issuance costs totaled approximately $295,400,000 and were used for general corporate purposes.

The total principal amount in unsecured senior notes outstanding at December 31, 2013, consisted of the following:

Maturity	Unsecured Senior	Interest
(amounts in thousands)	Note Balance	Rate (1)
March 2014	$50,000	$4.700%
March 2017	300,000	5.500%
March 2021	300,000	5.200%
March 2023	300,000	3.375%
Total/ Weighted Average Interest Rate	$950,000	$4.692%

(1)	Represents the weighted average coupon interest rate in the year in which they become due.

Secured Debt

On December 31, 2013, we had mortgage loans and a secured credit facility with a total principal amount outstanding of $711,428,000, at an effective interest rate of 5.6%, and remaining terms ranging from 1 year to 7 years.

As of December 31, 2013, we had total outstanding debt balances of $1,759,428,000 and total outstanding shareholders’ equity and redeemable noncontrolling interests of $1,756,935,000, representing a debt to total book capitalization ratio of approximately 50%.

On May 10, 2013, we prepaid a mortgage on Mission Grove Park for $29,884,000 ninety days prior to its scheduled maturity, with no prepayment penalty.

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

Our indebtedness contains financial covenants as to minimum net worth, interest coverage ratios, maximum secured debt and total debt to capital, among others. We were in compliance with all such financial covenants throughout the year ended December 31, 2013.

We anticipate that we will continue to require outside sources of financing to meet all our long-term liquidity needs beyond 2013, including scheduled debt repayments, construction funding and property acquisitions. At December 31, 2013, we had an estimated cost of $181,000,000 to complete existing construction in progress, with funding estimated to be incurred through the fourth quarter of 2014.

Scheduled contractual obligations required for the next five years and thereafter are as follows (in thousands):

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Mortgage notes payable	$91,428	$390	$915	$30,648	$59,475
Secured notes	620,000	3,700	16,126	313,046	287,128
Unsecured senior notes	950,000	50,000	-	300,000	600,000
Unsecured line of credit	98,000	-	98,000	-	-
Interest on indebtedness (1)	1,634	1,305	329	-	-
Long-term debt obligation	$1,761,062	$55,395	$115,370	$643,694	$946,603
Lease obligations	14,906	1,829	2,653	1,438	8,986
Total	$1,775,968	$72,287	$65,416	$319,962	$1,290,989

(1)	Interest on indebtedness for variable debt was calculated using interest rates as of December 31, 2013.

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

We have a joint venture co-investment in a community that is unconsolidated and accounted for under the equity method of accounting. Management does not believe the investment has a materially different impact upon our liquidity, cash flows, capital resources, credit or market risk than our property management and ownership activities. The joint venture is discussed in Note 4 of our Consolidated Financial Statements.

As of December 31, 2013 we have 73 wholly or majority owned operating communities with a gross book value of approximately $3,918,341,000. Seventeen of the 73 operating communities with gross book values of approximately $936,580,000 are encumbered with secured financing totaling $711,428,000. The remaining 56 operating communities are unencumbered with an approximate gross book value of $2,981,761,000.

Under applicable accounting guidance, the managing member of a limited liability company, or LLC, is presumed to control the LLC unless the non-managing member(s) have certain rights that preclude the managing member from exercising unilateral control. We have reviewed our control as the managing member of our joint venture assets held in LLCs and concluded that we do not have control over any of those LLCs we manage. Consequently, we have applied the equity method of accounting to our investments in joint ventures. We consolidate entities not deemed to be variable interest entities that we have the ability to control. The accompanying consolidated financial statements include our accounts and other controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Where possible, we stage construction to allow leasing and occupancy during the construction period, which we believe minimizes the duration of the lease-up period following completion of construction. Our accounting policy related to communities in the development and leasing phase is to expense all operating expenses associated with completed apartment homes, including costs associated with the lease up of the development. Projects under development are carried at cost, including direct and indirect costs incurred to ready the assets for their intended use, including interest and property taxes, until homes are placed in service. Interest is capitalized on the construction in progress at a rate equal to our weighted average cost of debt. We have a development group which manages the design, development and construction of apartment communities. Project costs related to the development and construction of apartment communities (including interest and related loan fees, property taxes, and other direct costs including municipal fees, permits, architecture, engineering and other professional fees) are capitalized as a cost of the project. Indirect development costs, including salaries, share based payment and bonuses, benefits, office rent, and associated costs for those individuals directly responsible for development activities are also capitalized and allocated to the projects based on development and construction personnel time allocations. Capitalized indirect development costs totaled approximately $10,023,000, $10,738,000 and $12,178,000, for the years ending 2013, 2012, and 2011, respectively. Indirect costs not related to development and construction activity are expensed as incurred. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and expenditures that increase the value of the property or extend its useful life are capitalized.

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

In accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets, our investments in real estate are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of estimated fair value are based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimate fair value is warranted. Impairment is first triggered when the carrying amount of an asset may not be recoverable. To determine impairment, the test consists of comparing the undiscounted net cash flows expected to be produced by the asset to the carrying value of the asset. If the total future net cash flows thus determined are less than the carrying amount of the real estate, impairment exists. If impairment exists and the carrying amount of the real estate exceeds its fair value, an impairment loss is recognized equal to the amount of the excess carrying amount. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2013, 2012 and 2011, we did not record any impairment losses for wholly-owned operating real estate assets.

We also assess land held for development for impairment if our intent changes with respect to the development of the land. During the year ended December 31 2012, we recorded a $15,000,000 non cash asset impairment charge on land held for development located in Anaheim, CA, as a result of our decision to sell the site and no longer proceed with development. Our change in intent to pursue disposition of the land rather than holding for development triggered the determination that an impairment of the basis for the land existed. As a result of this decision, we concluded that indicators of impairment existed and a reduction in the carrying value to estimated fair value was warranted for the land. This charge was the result of an analysis of the land’s estimated fair value (based on market assumptions and comparable sales data) compared to its current capitalized carrying value. There was no land held for development for which an adjustment for impairment in value was made in 2013 or 2011.

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

The guidance also requires that the results of operations of any communities that have been sold, or otherwise qualify as held for sale, be presented as discontinued operations in the consolidated financial statements in all periods presented. The community specific real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation ceases once an asset is classified as held for sale. As of December 31, 2013, there was $23,481,000 of reported real estate held for sale, net, relating to our Anaheim, California land site we are in the process of selling.

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

Under the guidance, an entity is a VIE and subject to consolidation, if by design a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. We reviewed the consolidation guidance and concluded that joint venture LLCs are not VIEs. We further reviewed the management fees paid to us by our joint ventures and determined that they do not create variable interests in the entities. As of December 31, 2013, we have no land purchase options outstanding requiring evaluation as VIEs and potential consolidation. We have concluded that there is no impact on the financial statements as a result of the adoption of the guidance.

Under applicable accounting guidance, the managing member of a limited liability company, or LLC, is presumed to control the LLC unless the non-managing member(s) have certain rights that preclude the managing member from exercising unilateral control. We have reviewed our control as the managing member of our joint venture asset held in a LLC and concluded that we do not have control over the LLC we manage. Consequently, we have applied the equity method of accounting to our investment in a joint venture.

We consolidate entities not deemed to be VIEs that we have the ability to control. The accompanying consolidated financial statements include our accounts and other controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Impact of Inflation

Approximately 99% of our total revenues for 2013 were derived from apartment communities. Due to the short-term nature of most apartment unit leases (typically one year or less), we may seek to adjust rents to mitigate the impact of inflation upon renewal of existing leases or commencement of new leases, although we cannot assure that we will be able to adjust rents in response to inflation. In addition, market rates may also fluctuate due to short-term leases and other permitted and non-permitted lease terminations.

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

Dividends paid for the years ended December 31, are summarized below:

	2013	2012	2011
Quarterly Dividends	$0.395	$0.385	$0.375
Annual Dividends	$1.580	$1.540	$1.500
Dividends paid to Common Shareholders	$122,210,000	$118,665,000	$109,482,000
Dividends paid to Preferred Shareholders	$3,645,000	$3,645,000	$7,655,000

Distributions accrued and paid to noncontrolling interests were $190,000, $413,000 and $1,168,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

We intend to make an election on our 2013 tax return to carryback a portion of the dividends we pay in 2014 to satisfy our REIT distribution requirement for 2013. Accordingly, we have not accrued any taxes or related interest for financial reporting purposes with respect to 2013.

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

The fair values of our financial instruments (including such items in the financial statement captions as cash, other assets, accounts payable and accrued expenses, and lines of credit) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The estimated fair value of our mortgage loans and unsecured senior notes is approximately $1,809,707,000 at December 31, 2013, as compared with a carrying value of $1,661,428,000.

We had $98,000,000 and zero in variable rate debt outstanding at December 31, 2013 and 2012, respectively. A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $133,000 and zero on our earnings and cash flows based on these period-end debt levels and our average variable interest rates for the twelve months ended December 31, 2013 and 2012, respectively. We cannot predict the effect of adverse changes in interest rates on our variable rate debt and, therefore, our exposure to market risk, nor can we assure that fixed rate, long-term debt will be available to us at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15. Our Consolidated Financial Statements and Schedules are incorporated herein by reference.

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2013, the end of the quarter and fiscal year covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us on the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of BRE Properties, Inc.

We have audited BRE Properties, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(1992 framework)” (the COSO criteria). BRE Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, BRE Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BRE Properties, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of BRE Properties, Inc. and our report dated February 18, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, CA

February 18, 2014

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

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Identification of Directors. The information required by this Item is incorporated herein by reference to our Proxy Statement relating to our 2013 Annual Meeting of Shareholders, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013. A summary of the directors and their principal business for the last five years follows:

Paula F. Downey	Ms. Downey has been our Director since March 2008. Currently, Ms. Downey is President and CEO of the California State Automobile Association Inter-Insurance Bureau. She served as President of AAA Northern California, Nevada and Utah (CSAA) from 2005 to 2010. She was Chief Operations Officer from 2003 through 2005 and Senior Vice President and Chief Financial Officer from 2000 to 2003, and was named CEO in July of 2010. Ms. Downey serves as an officer of California State Automobile Association, California State Automobile Association Inter-Insurance Bureau, and as a director of their subsidiaries including Pacific Lighthouse Reinsurance Ltd., Western United Insurance Company, CSAA Life and Financial Services, Inc., ACA Insurance Company, ACA Member Services Company, and Ceres Reinsurance, Inc. Ms. Downey is 58 years old.

Irving F. Lyons, III	Mr. Lyons has been our Director since 2006. Mr. Lyons currently serves on the Board of Directors of Equinix, Inc. and Prologis. He served as Vice Chairman of ProLogis, a global provider of distribution facilities and services, from 2001 through May 2006. He was Chief Investment Officer from March 1997 to December 2004, and held several other executive positions since joining ProLogis in 1993. Prior to joining ProLogis, he was a Managing Partner of King & Lyons, a San Francisco Bay Area industrial real estate development and management company, since its inception in 1979. Mr. Lyons is 64 years old.

Christopher J. McGurk	Mr. McGurk has been our Director since 2006. Currently, Mr. McGurk is Chairman and Chief Executive Officer of Cinedigm Digital Cinema Corporation, a NASDAQ-listed provider of digital services, advertising, software and content distribution to theaters. From 2006 to 2010, Mr. McGurk served as CEO of Overture Films, a motion picture studio. Prior to his post at Overture Films, Mr. McGurk served as Vice Chairman and COO of Metro-Goldwyn-Mayer, Inc. (MGM), a motion picture, television, home video, and theatrical production and distribution company, from 1999 to 2005. From 1996 to 1999, Mr. McGurk served in executive capacities with Universal Pictures, a division of Universal Studios Inc., most recently as President and COO. Mr. McGurk is 57 years old.

Matthew T. Medeiros	Mr. Medeiros has been our Director since 2005. Mr. Medeiros has served as President, Chief Executive Officer and Director of SonicWALL, a global Internet security company, since March 2003. From 1998 to December 2002, he served as Chief Executive Officer of Philips Components, a division of Royal Philips Electronics, a consumer electronics company. Mr. Medeiros served as Chairman of the Board, LG.Philips LCD, a liquid crystal display joint venture, from 2001 to 2002. Mr. Medeiros is 57 years old.

Constance B. Moore	Ms. Moore has been our Director since 2002. Ms. Moore has served as President and Chief Executive Officer of the Company since January 1, 2005, and was President and Chief Operating Officer in 2004. Ms. Moore was Executive Vice President and Chief Operating Officer of BRE from July 2002 through December 2003. She held several executive positions with Security Capital Group & Affiliates, an international real estate operating and investment management company, from 1993 to 2002, including Co-Chairman and Chief Operating Officer of Archstone-Smith Trust. Ms. Moore is 58 years old.

Jeanne R. Myerson	Ms. Myerson has been our Director since 2002. Ms. Myerson has served as President and Chief Executive Officer of The Swig Company, a private real estate investment firm, since 1997. She served as President and Chief Executive Officer of The Bailard, Biehl & Kaiser REIT from 1993 to 1997. Ms. Myerson is 60 years old.

Jeffrey T. Pero	Mr. Pero has been our director since 2009. Mr. Pero currently serves on the Board of Directors of Redwood Trust, Inc. He is a former partner of Latham & Watkins LLP (LW), an international law firm, and has been engaged in the practice of law since 1971. As a partner, his focus was public and private debt and equity financings; mergers and acquisitions; corporate governance; and compliance with U.S. securities laws. He has lectured extensively on these topics in the United States and England. Mr. Pero also served as primary outside counsel to several publicly traded companies, including BRE. He served as the managing partner of the LW London office from 1990 to 1994. Mr. Pero is 67 years old.

Thomas E. Robinson	Mr. Robinson has been our Director since 2007. Currently, Mr. Robinson is Senior Advisor to the real estate investment banking group at Stifel, Nicolaus & Company, Inc., St. Louis, MO and its prior affiliate Legg Mason, where he was previously a managing director. Prior to that position he served as President and Chief Financial Officer of Storage USA, Inc., from 1994 to 1997. Mr. Robinson currently serves on the boards of directors of First Potomac Realty Trust and Tanger Factory Outlet Centers, Inc., is a former trustee/director of Centerpoint Properties Trust and Legg Mason Real Estate Investors, Inc. and a past member of the board of governors of the NAREIT. Mr. Robinson is 66 years old.

Dennis E. Singleton	Mr. Singleton has been our director since 2009. Mr. Singleton currently serves on the Board of Directors of Digital Realty Trust, Inc; as Trustee Emeriti of Lehigh University; and is a board member and past president of the Glaucoma Research Foundation. Mr. Singleton was a founding partner of Spieker Properties, Inc., a Northern California-based commercial real estate investment trust (REIT), which was acquired by Equity Office Communities, Inc. in 2003. Mr. Singleton served as Chief Financial Officer and Director of Spieker Communities, Inc. from 1993 to 1995, Chief Investment Officer and Director from 1995 to 1997, and Vice Chairman and Director from 1998 to 2001. Mr. Singleton is 69 years old.

Thomas P. Sullivan	Mr. Sullivan has been our director since 2009. He controls Westwood Interests, a privately-held, San Francisco-based firm active in real estate investments and developments in the Bay Area, including several office development projects in the Silicon Valley. Prior to forming Westwood, he was a founding partner of Wilson Meany Sullivan, a San Francisco development firm focused on urban infill locations on the West Coast. Mr. Sullivan has played a major role in the development of large-scale, technologically innovative projects in San Francisco, most notably Foundry Square, the Ferry Building and 250 Embarcadero (headquarters of Gap, Inc.), as well as several urban infill residential development projects. Prior to WMS, Mr. Sullivan served as President of Wilson/Equity Office, a joint venture between Equity Office Properties Trust and William Wilson and Associates; and as Senior Vice President at William Wilson & Associates. Mr. Sullivan was selected by the Nominating & Governance Committee due to his experience with real estate and development and his advisory roles in Bay Area organizations. Mr. Sullivan is 56 years old.

(b)	Identification of Executive Officers. See “Executive Officers of the Registrant” in Part I of this report.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2014 Annual Meeting of Shareholders, under the headings “Executive Compensation and Other Information” and “Election of Directors—Governance, Board and Committee Meetings; Compensation of Directors,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2014 Annual Meeting of Shareholders, under the heading “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2014 Annual Meeting of Shareholders, under the headings “Certain Relationships and Related Transactions,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement, relating to our 2014 Annual Meeting of Shareholders, under the headings “Report of the Audit Committee” and “Fees of Ernst & Young LLP,” to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

1.	Financial Statements:

2.	Financial Statement Schedule:

Schedule III—Real Estate and Accumulated Depreciation	86

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

Dated: February 18, 2014

BRE PROPERTIES, INC.

By:	/s/ CONSTANCE B. MOORE
Constance B. Moore
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CONSTANCE B. MOORE Constance B. Moore	President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2014

/s/ JOHN A. SCHISSEL John A. Schissel	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 18, 2014

/s/ PETER C. OLSON Peter C. Olson	Chief Accounting Officer (Principal Accounting Officer)	February 18, 2014

/s/ PAULA F. DOWNEY Paula Downey	Director	February 18, 2014

/s/ IRVING F. LYONS, III Irving F. Lyons, III	Director	February 18, 2014

/s/ CHRISTOPHER J. MCGURK Christopher J. McGurk	Director	February 18, 2014

/s/ MATTHEW T. MEDEIROS Matthew T. Medeiros	Director	February 18, 2014

/s/ JEANNE R. MYERSON Jeanne R. Myerson	Director	February 18, 2014

/s/ JEFFREY T. PERO Jeffrey T. Pero	Director	February 18, 2014

/s/ THOMAS E. ROBINSON Thomas E. Robinson	Director	February 18, 2014

/s/ DENNIS E. SINGLETON Dennis E. Singleton	Director	February 18, 2014

/s/ THOMAS P. SULLIVAN Thomas P. Sullivan	Director	February 18, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of BRE Properties, Inc.

We have audited the accompanying consolidated balance sheets of BRE Properties, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRE Properties, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BRE Properties, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(1992 framework)” and our report dated February 18, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, CA

February 18, 2014

BRE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 31,
	2013	2012

Assets
Real estate portfolio:
Direct investments in real estate:
Investments in rental communities	$3,918,341	$3,722,838
Construction in progress	442,931	302,263
Less: accumulated depreciation	(884,472)	(811,187)
	3,476,800	3,213,914

Equity investment in real estate joint ventures	6,363	40,753
Real estate held for sale, net	23,481	23,065
Land under development	40,794	104,675
Total real estate portfolio	3,547,438	3,382,407
Cash	8,432	62,241
Other assets	52,976	54,334
Total assets	$3,608,846	$3,498,982

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured senior notes	$950,000	$990,018
Unsecured revolving credit facility	98,000	-
Mortgage loans payable	711,428	741,942
Accounts payable and accrued expenses	92,483	75,789
Total liabilities	1,851,911	1,807,749

Redeemable noncontrolling interest	4,751	4,751
Shareholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; 2,159,715 shares with $25 liquidation preference issued and outstanding at December 31, 2013 and 2012.	22	22
Common stock, $0.01 par value, 100,000,000 shares authorized; 77,210,095 and 76,925,351 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively.	772	769
Additional paid-in capital	1,888,028	1,879,250
Cumulative dividends in excess of accumulated net income	(136,638)	(193,559)
Total shareholders’ equity	1,752,184	1,686,482
Total liabilities and shareholders’ equity	$3,608,846	$3,498,982

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Years ended December 31,
	2013	2012	2011
Revenues
Rental income	$388,300	$361,116	$336,014
Ancillary income	15,728	14,441	12,789
Total revenues	404,028	375,557	348,803
Expenses
Real estate	124,304	118,143	112,497
Provision for depreciation	105,371	96,736	97,139
Interest	65,867	66,798	73,251
General and administrative	23,037	22,848	21,768
Other expenses	3,986	15,000	402
Total expenses	322,565	319,525	305,057
Other income	20,614	2,530	2,536
Income before noncontrolling interests, income from investments in unconsolidated entities and discontinued operations	102,077	58,562	46,282
Income from unconsolidated entities	625	2,644	2,888
Net gain on sales of unconsolidated entities	18,633	6,025	4,270
Income from continuing operations	121,335	67,231	53,440
Net gain on sales of discontinued operations	57,324	62,136	14,489
Income from discontinued operations, net	4,307	8,190	11,126
Income from discontinued operations	61,631	70,326	25,615
Net income	$182,966	$137,557	$79,055
Redeemable noncontrolling interest in income	190	413	1,168
Net income attributable to controlling interests	$182,776	$137,144	$77,887
Redemption related preferred stock issuance costs, net	-	-	3,771
Dividends attributable to preferred stock	3,645	3,645	7,655
Net income available to common shareholders	$179,131	$133,499	$66,461
Per common share data - Basic
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$1.52	$0.82	$0.57
Income from discontinued operations	0.80	0.92	0.36
Net income available to common shareholders	$2.32	$1.74	$0.93
Weighted average common shares outstanding – basic	77,111	76,567	71,220
Per common share data - Diluted
Income from continuing operations (net of preferred dividends and redeemable noncontrolling interest in income)	$1.52	$0.82	$0.57
Income from discontinued operations	0.80	0.92	0.36
Net income available to common shareholders	$2.32	$1.74	$0.93
Weighted average common shares outstanding – diluted	77,340	76,920	71,670

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$182,966	$137,557	$79,055
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net gain on sales of discontinued operations	(57,324)	(62,136)	(14,489)
Net gain on sales of unconsolidated entities	(18,633)	(6,025)	(4,270)
Non cash interest on convertible debt	—	36	322
Income from unconsolidated entities	(625)	(2,644)	(2,888)
Distributions of earnings from unconsolidated entities	722	4,253	4,263
Non cash asset impairment charge	—	15,000	—
Provision for depreciation	105,371	96,736	97,139
Provision for depreciation from discontinued operations	2,783	4,882	6,801
Amortization of deferred financing costs	3,155	2,960	2,223
Non cash stock based compensation expense	7,474	5,754	4,697
Change in other assets	(2,534)	(5,349)	(5,147)
Change in accounts payable and accrued expenses	9,596	10,863	4,471
Net cash flows provided by operating activities	232,951	201,887	172,177
Cash flows from investing activities:
Acquisition of operating real estate communities	(120,515)	—	(170,127)
Additions to land under development and predevelopment cost	(9,486)	(37,989)	(27,666)
Additions to construction in progress	(203,451)	(146,632)	(50,083)
Rehabilitation expenditures and other	(42,415)	(34,420)	(15,869)
Capital expenditures	(27,674)	(19,959)	(21,162)
Contributions to real estate joint venture	—	—	(8,743)
Proceeds from sale of unconsolidated entities, net of closing costs	53,408	26,919	9,349
Purchase of land	—	(11,400)	(46,500)
Additions to furniture fixture and equipment	—	—	(30)
Proceeds from sale of operating community, net of closing costs	162,357	88,236	63,486
Net cash flows used in investing activities	(187,776)	(135,245)	(267,345)
Cash flows from financing activities:
Principal payments on mortgage loans	(30,513)	(66,772)	(2,128)
Repayment of unsecured notes	(40,018)	(35,000)	(48,545)
Proceeds from issuance of unsecured notes, net	—	295,406	—
Lines of credit:
Advances	315,000	193,000	454,000
Repayments	(217,000)	(322,000)	(534,000)
Cash dividends paid to common shareholders	(122,210)	(118,665)	(109,482)
Cash dividends paid to preferred shareholders	(3,645)	(3,645)	(7,655)
Distributions to redeemable noncontrolling interests	—	—	(978)
Redemption of preferred stock	—	—	(120,496)
Redeemable noncontrolling interests redemption activity	—	—	(21,876)
Redeemable other noncontrolling interests redemption activity	—	(1,083)	—
Distributions to other redeemable noncontrolling interests	(190)	(413)	(420)
Shares retired for tax withholding	(4,965)	(2,982)	(2,625)
Proceeds from exercises of stock options and other, net	3,855	8,249	7,647
Proceeds from dividend reinvestment plan	702	999	1,020
Proceeds from issuance of common shares, net	—	38,905	483,949
Net cash flows (used in)/provided by financing activities	(98,984)	(14,001)	98,411
(Decrease)/Increase in cash	(53,809)	52,641	3,243
Cash balance at beginning of period	62,241	9,600	6,357
Cash balance at end of period	$8,432	$62,241	$9,600

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2013	2012	2011
Supplemental information
Cash paid for interest, net of amounts capitalized	$66,225	$65,355	$75,576
Transfers of direct investments in real estate-construction in progress to investments in rental properties	$141,703	$104,428	$—
Transfer of net investment in rental communities to held for sale	$139,178	$—	$50,830
Transfer of land under development to real estate held for sale, net	$—	$23,000	$—
Transfer of land under development to direct investments in real estate-construction in progress	$71,576	$—	$157,410
Transfer of other assets to construction in progress and land under development	$—	$3,981	$—
Change in accrued improvements to direct investments in real estate	$219	$1,066	$1,055
Change in accrued development costs for construction in progress and land under development	$(6,432)	$(20)	$(8,486)
Change in redemption value of redeemable noncontrolling interests	$—	$(3,789)	$(3,238)
Change in redemption related preferred stock issuance costs	$—	$—	$3,771
Conversion of redeemable noncontrolling interest units	$—	$(4,332)	$—

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands, except share and per share data)

	Years ended December 31,
Common Stock Shares	2013	2012	2011
Balance at beginning of year	76,925,351	75,556,167	64,675,815
Stock options exercised, net of shares tendered	139,349	265,708	249,474
Conversion of Operating Company units to common shares	—	160,882	—
Vested restricted shares, net of shares tendered	131,416	107,328	117,449
Shares issued pursuant to dividend reinvestment plan	13,979	20,221	21,892
Common stock issuance	—	815,045	10,491,537
Balance at end of period	77,210,095	76,925,351	75,556,167
Preferred stock shares
Balance at beginning of year	2,159,715	2,159,715	7,000,000
Repurchased shares	—	—	(4,840,285)
Balance at end of period	2,159,715	2,159,715	2,159,715
Common stock
Balance at beginning of year	$769	$756	$647
Stock options exercised, net of shares tendered	2	3	3
Conversion of Operating Company units to common shares	—	1	—
Vested restricted shares, net of shares tendered	1	1	1
Shares issued pursuant to dividend reinvestment plan	—	—	—
Common stock issuance	—	8	105
Balance at end of period	$772	$769	$756
Preferred stock
Balance at beginning of year	$22	$22	$70
Repurchased shares	—	—	(48)
Balance at end of period	$22	$22	$22
Additional paid-in capital
Balance at beginning of year	$1,879,250	$1,818,064	$1,441,048
Stock options exercised, net of shares tendered and other, net	3,855	8,246	7,645
Stock based compensation	9,186	7,907	7,047
Shares retired for tax withholding	(4,965)	(2,982)	(2,625)
Conversion of Operating Company units to common shares	—	4,332	—
Change in redemption value on redeemable noncontrolling interests	—	3,789	(3,238)
Dividend reinvestment plan	702	998	1,020
Preferred stock redemption, net of discount on repurchase	—	—	(116,677)
Common stock issuance, net	—	38,896	483,844
Balance at end of period	$1,888,028	$1,879,250	$1,818,064
Cumulative dividends in excess of accumulated net income
Balance at beginning of year	$(193,559)	$(208,393)	$(165,372)
Net income	182,966	137,557	79,055
Cash dividends declared and paid to common shareholders: $1.58 per common share for the year ended December 31, 2013, $1.54 per common share for the year ended December 31, 2012, and $1.50 per common share for the year ended December 31, 2011.	(122,210)	(118,665)	(109,482)
Cash dividends declared and paid to preferred shareholders (see Note 10)	(3,645)	(3,645)	(7,655)
Preferred stock redemption, original issuance costs	—	—	(3,771)
Redeemable and other noncontrolling interest in income	(190)	(413)	(1,168)
Balance at end of period	$(136,638)	$(193,559)	$(208,393)
Total shareholders’ equity	$1,752,184	$1,686,482	$1,610,449

Redeemable noncontrolling interests
Balance at beginning of year	$4,751	$16,228	$34,866
Redeemable and other non controlling interest in income	190	413	1,168
Distributions paid and accrued to redeemable noncontrolling interest	(190)	(413)	(1,168)
Conversion/ redemption activity	—	(7,688)	(21,876)
Change in redemption value of redeemable noncontrolling interests	—	(3,789)	3,238
Balance at end of period	$4,751	$4,751	$16,228

See Accompanying Notes to Consolidated Financial Statements

BRE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company

BRE Properties, Inc., a Maryland corporation (“BRE” or the “Company”), was formed in 1970. BRE is a self-administered real estate investment trust (“REIT”) focused on the development, acquisition and management of multifamily apartment communities primarily located in the major metropolitan markets within the State of California, and in the Seattle, Washington region. At December 31, 2013, BRE owned directly or through wholly or majority owned subsidiaries, 73 multifamily communities (aggregating 20,724 homes), classified as direct investments in real estate-investments in rental communities on the accompanying consolidated balance sheets. Of these communities, 57 were located in California, 14 in Washington, and two in Arizona. In addition, at December 31, 2013, there were six communities under various stages of construction and development, including four directly owned communities with 1,382 homes classified as direct investments in real estate-construction in progress and two land parcels which are classified as land under development. BRE also holds a 35% interest in one real estate Limited Liability Company (LLC) that owns one multifamily community with a total of 252 homes at December 31, 2013.

The Operating Company

In November 1997, BRE acquired 16 completed communities and eight development communities from certain entities of Trammell Crow Residential-West (the “Transaction”) pursuant to a definitive agreement (the “Contribution Agreement”). BRE paid a total of approximately $160,000,000 in cash and issued $100,000,000 in common stock based on a stock price of $26.93 per share, as provided for in the Contribution Agreement. In addition, certain entities received Operating Company Units (“OC Units”) valued at $76,000,000 in BRE Property Investors LLC (the “Operating Company”), a Delaware limited liability company and a majority owned subsidiary of BRE. The Operating Company assumed approximately $120,000,000 in debt in connection with this purchase. Substantially all of the communities acquired in the Transaction are owned by the Operating Company, which was formed by BRE for the purpose of acquiring the communities in the Transaction. As of December 31, 2012, no OC Units remained outstanding and the Operating Company was 100% owned by BRE.

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

Under the guidance, an entity is a VIE and subject to consolidation, if by design a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company has reviewed the consolidation guidance and concluded that the joint ventures LLCs are not VIEs. The Company has also reviewed the management fees paid to it by its joint ventures and determined that they do not create variable interests in the entities. As of December 31, 2013, the Company had no land purchase options outstanding from third party entities.

Under applicable accounting guidance, the managing member of a limited liability company, or LLC, is presumed to control the joint venture LLC and must prove non-managing member(s) have certain rights that preclude the managing member from exercising unilateral control. The Company has reviewed its control as the managing partner of the Company’s joint venture assets and concluded that it does not have unilateral control over the LLC managed by the Company. Consequently, the Company has applied the equity method of accounting to its investment in its joint venture.

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

Investments in Rental Communities

Rental communities are recorded at cost, less accumulated depreciation, less an adjustment, if any, for impairment. All communities are held for leasing activities. A land value is assigned based on the purchase price if land is acquired separately, or based on estimated market rates if acquired in a merger or in an operating community acquisition. In connection with the acquisition of an operating community, the Company performs a valuation, determining the fair value of each asset and liability acquired in such transaction at the date of acquisition. The purchase price accounting related to tangible assets, such as land, buildings and improvements, and furniture, fixtures and equipment, are reflected in investments in rental communities and depreciated over their estimated useful lives. Any purchase price accounting related to intangible assets, such as in-place leases, is included in investments in rental communities and amortized over the average remaining lease term of the acquired leases. The fair value of acquired in-place leases is determined based on the estimated cost to replace such leases, including foregone rents during an assumed re-lease period, as well as the impact on projected cash flow of acquired leases with leased rents above or below current market rents.

Where possible, the Company stages its construction to allow leasing and occupancy during the construction period, which BRE believes minimizes the duration of the lease-up period following completion of construction. The Company’s accounting policy related to communities in the development and leasing phase is to expense all operating expenses associated with completed apartment homes, including costs associated with the lease up of the development. Projects under development are carried at cost, including direct and indirect costs incurred to ready the assets for their intended use and which are specifically identifiable, including interest and property taxes until homes are placed in service. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. The Company has a development group which manages the design, development and construction of apartment communities. Project costs related to the development and construction of apartment communities (including interest and related loan fees, property taxes, and other direct costs including municipal fees, permits, architecture, engineering and other professional fees) are capitalized as a cost of the project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for development activities are also capitalized and allocated to the projects to which they relate. Capitalized indirect development costs totaled approximately $10,023,000, $10,738,000 and $12,178,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Indirect costs not related to development and construction activity are expensed as incurred. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and expenditures that increase the value of the property or extend its useful life are capitalized.

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

In accordance with “FASB” (Financial Accounting Standards Board) guidance on accounting for the impairment or disposal of long-lived assets, the Company’s investments in real estate are periodically evaluated for indicators of impairment. The evaluation of impairment and the determination of estimated fair value are based on several factors, and future events could occur which would cause management to conclude that indicators of impairment exist and a reduction in carrying value to estimate fair value is warranted. Impairment is first triggered when the carrying amount of an asset may not be recoverable. To determine impairment, the test consists of comparing the undiscounted net cash flows expected to be produced by the asset to the carrying value of the asset. If the total future net cash flows thus determined are less than the carrying amount of the real estate, impairment exists. If impairment exists and the carrying amount of the real estate exceeds its fair value, an impairment loss is recognized equal to the amount of the excess carrying amount. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2013, 2012 and 2011, the Company did not record any impairment losses for wholly-owned operating real estate assets.

The Company also assesses land held for development for impairment if the intent changes with respect to the development of the land. During the year ended December 31, 2012, the Company recorded a $15,000,000 non cash asset impairment charge on land held for development located in Anaheim, CA, as a result of changes in the future plans to develop the project. The change in intent to pursue disposition of the land rather than holding for development triggered the determination that an impairment of the basis for the land existed. As a result of this decision, the Company concluded that indicators of impairment existed and a reduction in the carrying value to estimated fair value, less disposal costs was warranted for the land. This charge was the result of an analysis of the land’s estimated fair value (based on market assumptions and comparable sales data) compared to its current capitalized carrying value. There was no land held for development for which an adjustment for impairment in value was made in 2013.

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

Specific components of net income that are presented as discontinued operations include the held for sale communities’ operating results, depreciation and interest expense to the extent there is a secured loan on the property. In addition, the net gain or loss on the eventual disposal of communities held for sale will be presented as income from discontinued operations when recognized. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Subsequent to classification of a community as held for sale, no further depreciation is recorded on the assets. Communities are presented as held for sale on the accompanying consolidated balance sheets only in the period that they qualify for such treatment. The Company accounts for sales of real estate assets and the related gain or loss recognition in accordance with the accounting guidance applicable to sales of real estate, which establishes standards for recognition of profit on all real estate sales transactions. The Company recognizes the sale, and associated gain or loss from the disposition, provided that the earnings process is complete and the Company is not obligated to perform significant activities after the sale.

As of December 31, 2013, $23,481,000 of land located in Anaheim, CA was held for sale. There were no operating communities held for sale on December 31, 2013.

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

Redeemable Noncontrolling Interests

On December 21, 2012, a redeemable noncontrolling interest partner exercised its redemption rights to its membership interest in the Meridian Apartments LLC investment. The Meridian Apartments LLC investment solely owns the community Pinnacle City Center. The redemption resulted in a decrease in redeemable noncontrolling interests of $3,356,000. As of December 31, 2013, and 2012, there was $4,751,000 of redeemable noncontrolling interest stated at redemption value.

Rental Revenue

Rental revenue is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. The allowance for bad debt expense approximated less than 1% of total rental revenue for the three years ended December 31, 2013. The allowance for bad debt is netted into rental revenue and the resulting rental revenue, net of the bad debt allowance is presented as Rental income on the Consolidated statements of income. There were no contingent rental payments or percentage rents in the three years ended December 31, 2013, 2012 and 2011. Rent concessions are amortized over the lives of the related leases.

Other Income

Other income for the three years ended December 31, 2013 is comprised of the items in the table below. Joint venture management fees decreased due to a decrease in joint ventures owned from eleven joint ventures at December 31, 2011, eight joint ventures at December 31, 2012 and one joint venture owned at December 31, 2013. See further discussion related to joint ventures at Note 4. During 2013, the Company received legal settlement proceeds for construction defects totaling $19,750,000. See further discussion related to the legal settlement proceeds at Note 17.

	For the years ended December 31,
	2013	2012	2011
Legal and insurance settlements	$19,750,000	$133,000	$40,000
JV management fees	384,000	1,637,000	1,843,000
Interest income	219,000	377,000	369,000
Disposition fees	128,000	243,000	144,000
Other	133,000	140,000	140,000
Total other income	$20,614,000	$2,530,000	$2,536,000

Real estate expense

Real estate expenses for multifamily rental communities include repairs and maintenance, utilities, on-site staff payroll, property taxes, insurance, advertising and other direct operating expenses. Advertising expense totaled $3,500,000, $3,300,000 and $3,200,000 for the three years ended December 31, 2013, respectively.

Other Expenses

Other expenses for the three years ended December 31, 2013 are comprised of the following in the table below. The Company incurred $3,401,000 of merger related legal and professional fees during the year ended December 31, 2013. See further discussion related to the merger at Note 18. During 2012, the Company recorded a non cash impairment charge to write down a land site to its estimated fair value less cost of disposal, as a result of changes in the future plans to develop the project.

	For the years ended December 31,
	2013	2012	2011
Merger costs	$3,401,000	$-	$-
Acquisition fees	585,000	-	402,000
Non cash impairment charge	-	15,000,000	-
Total other expenses	$3,986,000	$15,000,000	$402,000

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

Deferred Costs

Included in Other assets are costs incurred in obtaining debt financing that are deferred and amortized over the terms of the respective debt agreements as interest expense. Related amortization expense is included in Interest expense in the accompanying consolidated statements of income. Net deferred financing costs included in Other assets in the accompanying consolidated balance sheets are $11,501,000 and $14,654,000 as of December 31, 2013, and 2012, respectively. Amortization of deferred costs totaled $3,155,000, $2,960,000 and $2,223,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Income Taxes

BRE has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As a result, BRE must make distributions to shareholders aggregating annually at least 90% of its net taxable income, excluding net capital gain. To the extent that the Company does not distribute all of its net capital gain, the Company will be required to pay tax on the undistributed amount at regular corporate tax rates.

In addition, the states in which BRE owns and operates real estate communities have provisions equivalent to the federal REIT provisions. Management believes that all conditions to qualify as a REIT have been met for all periods presented. Accordingly, no provision has been made for federal or state income taxes at the REIT level in the accompanying consolidated financial statements.

BRE intends to make an election on its 2013 tax return to carryback a portion of the dividends it pays in 2014 to satisfy the REIT distribution requirement with respect to 2013. Accordingly, BRE has not accrued any taxes or related interest for financial reporting purposes with respect to 2013. To the extent the distributions BRE makes are not sufficient to satisfy the REIT distribution requirement for 2013 and to avoid the payment of income taxes, BRE or its successor in the Merger intends to make additional distributions to its shareholders in order to maintain BRE’s REIT status for 2013 and to avoid the payment of income taxes.

Fair Value of Assets

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

The estimated fair values of investment securities classified as deferred compensation plan investments are based on quoted market prices utilizing public information for the same transactions and are therefore classified as Level 1. The Company’s deferred compensation plan investments are recorded in Other assets and totaled and $4,958,000 and $4,111,000 at December 31, 2013 and at December 31, 2012.

There were no transfers of assets measured at fair value between Level 1 and Level 2 of the fair value hierarchy for the twelve months ended December 31, 2013.

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

During 2012, a $15,000,000 non cash impairment charge was recorded in Other expenses in conjunction with the decision to sell land in Anaheim, California that the Company previously intended to develop. The Company’s real estate asset impairment charge (level 3) was the result of an analysis of the land’s fair value (based on market assumptions and comparable sales data) compared to its current capitalized carrying value. As of December 31, 2013, the capitalized carrying value of the land approximates fair value, net of the $15,000,000 impairment charge. The land was classified as Real estate held for sale, net in the consolidated balance sheets at December 31, 2013 and December 31, 2012 and is presented at fair value.

Financial Instruments Not Carried at Fair Value

The fair values of BRE’s financial instruments, including such items in the consolidated financial statement captions as other assets, cash, mortgages payable, and lines of credit, approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of mortgage loans payable and unsecured senior notes is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements (level 2). The fair value of the Company’s mortgage loans payable and unsecured senior notes was approximately $790,615,000 (compared to a net carrying value of $711,428,000) and $1,019,092,000 (compared to a net carrying value of $950,000,000) at December 31, 2013.

Stock-based Compensation

FASB guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant date fair values.

Effective January 1, 2006, the Company adopted the modified prospective method for share-based payments. This method requires the recognition of compensation cost for all share-based payments that are unvested as of January 1, 2006. The cost related to stock-based compensation included in the determination of consolidated net income for the twelve months ended December 31, 2013, 2012 and 2011 includes all awards outstanding that vested during the period.

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

Reportable Segments

FASB guidance requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that each of its operating communities, which comprised 99% of BRE’s consolidated assets at December 31, 2013 and December 31, 2012 and approximately 99% of its total consolidated revenues for the three years in the period ended December 31, 2013, represents an operating segment. The Company aggregates its operating segments into five reportable segments based upon geographical region for same-store communities, with non same-store communities aggregated into one reportable segment.

“Same-store” communities are defined as communities that have been completed, stabilized and owned by the Company for two comparable calendar year periods. The Company defines “stabilized” as communities that have reached a physical occupancy of at least 93%. Physical occupancy is calculated by dividing the total occupied homes by the total homes in stabilized communities in the portfolio.

Concentration Risk

All multifamily communities owned by the Company are located in the Western United States, primarily in California, and Seattle, Washington. All revenues are from external customers and there are no revenues from transactions with other segments. There are no residents that contributed 10% or more of BRE’s total revenues in the years ended December 31, 2013, 2012 or 2011.

Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued an accounting standards update requiring enhanced disclosures about items reclassified out of accumulated other comprehensive income (AOCI) and changes in AOCI balances that should be applied prospectively for public entities with interim and annual periods beginning after December 15, 2012. For items reclassified to net income in their entirety, the Accounting Standards Update (ASU) requires information about the effect of significant reclassification items on line items of net income by component of other comprehensive income (OCI). For other AOCI reclassification items not required to be reclassified directly to net income in their entirety, companies must cross-reference to the note where additional details about the effects of the reclassification are disclosed. The update also requires disclosure of more information about changes in AOCI balances, requiring companies to present current-period reclassifications out of AOCI and other amounts of current-period OCI separately for each component of OCI on the face of the financial statements or in the notes. The adoption of this guidance had no impact on the Company’s financial statements during the twelve months ended December 31, 2013.

3. Real Estate Portfolio

On September 30, 2013, the Company acquired one wholly owned community located in Hollywood, California with 270 homes for an aggregate investment of $120,515,000. As part of the community acquisition, the Company allocated to in-place leases approximately $3,234,000 of the purchase price. This amount is amortized over the average remaining lease terms.

During 2013 the Company sold three communities in Southern California: Summerwind Townhomes, with 200 homes; Mission Grove Park with 432 homes; and Villa Santana, with 240 homes. The net proceeds from the three sales were $162,357,000 resulting in a net gain of $57,324,000.

During 2013, the Company completed the construction of one development community, Aviara, with 166 homes in Mercer Island, Washington. The aggregate investment in the community totaled $42,900,000.

During 2012, BRE acquired a parcel of land for future development in Redwood City, California for a purchase price of $11,400,000. BRE also acquired a parcel of land for future development in Pleasanton, California for a purchase price of $11,100,000.

During 2012, BRE sold three communities in San Diego, California: Countryside Village, with 96 homes, located in El Cajon submarket; Terra Nova Villas, with 233 homes, located in Chula Vista; and Canyon Villa, with 183 homes, located in Chula Vista. The net proceeds from the three sales were $88,236,000 resulting in a net gain of $62,136,000.

During 2012, BRE completed construction of one development community, Lawrence Station, with 336 homes in Sunnyvale, California. The aggregate investment in the community totaled $104,400,000.

The components of direct investments in real estate—investments in rental communities are as follows:

	As of December 31
	2013	2012
Land	$668,431,000	$661,076,000
Buildings and improvements	3,249,910,000	3,061,762,000
Subtotal	3,918,341,000	3,722,838,000
Accumulated depreciation	(884,472,000)	(811,187,000)
Total	$3,033,869,000	$2,911,651,000

BRE’s net carrying value of its assets exceeded the federal income tax basis by approximately $238,000,000 (unaudited) at December 31, 2013, reflecting, among other factors, the carryover of basis on tax-deferred exchanges.

A roll-forward of direct investments in real estate construction in progress is as follows:

	As of December 31
	2013	2012
Opening balance	$302,263,000	$246,347,000
Costs incurred to projects under construction	210,795,000	160,344,000
Transfers of construction in progress to direct investments in real estate - investment in rental communities	(141,703,000)	(104,428,000)
Transfers from land under development to direct investments in real estate- construction in progress	71,576,000	-
Ending balance	$442,931,000	$302,263,000

At December 31, 2013, BRE had an estimated cost of $181,000,000 (unaudited) to complete existing construction in progress, with funding estimated through the fourth quarter of 2014.

4. Equity Investments in Real Estate Joint Ventures

During 2013, six joint venture interests were sold to BRE’s joint venture partner. The sale consisted of four joint venture communities located in Denver, Colorado and two joint venture communities located in Phoenix, Arizona totaling 2,180 homes. BRE had a 15% equity ownership in all six joint venture interests sold. The net proceeds from the sales were $47,408,000 and a net gain of $15,025,000. BRE also sold one joint venture community located in Phoenix, Arizona with 432 homes to an unrelated third party. BRE had a 15% interest in the joint venture and the sale of the community resulted in net proceeds of $6,000,000 and a net gain on sale of $3,608,000.

During 2012, three joint venture assets were sold: Calavera Point, a 276 home community located in Westminister, Colorado; Pinnacle at the Creek, a 216 home community located in Centennial, Colorado; and Pinnacle at Galleria, a 236 home community, located in Roseville, California. BRE had a 15% equity ownership in the sold communities in Colorado and a 35% equity ownership in the community sold in California. The sale of the three joint venture communities resulted in net proceeds of $26,919,000 and a net gain on sale of $6,025,000.

As of December 31, 2013, BRE had a 35% interest in one joint venture, which is managed by the Company.

BRE Investment in Joint Ventures

	December 31,		December 31,
	Communities	2013	Communities	2012
35% Equity interest	1	$6,363,000	1	$6,496,000
15% Equity interest	-	-	7	34,257,000
Total JV investment	1	$6,363,000	8	$40,753,000

The Company has an ownership interest of 35% in one single multifamily community that was developed by BRE and completed in 2001. BRE’s investment in this joint venture totaled $6,363,000 and $6,496,000 as of December 31, 2013 and 2012, respectively, and is included within “Equity investment in real estate joint ventures” on BRE’s consolidated balance sheets

The Company’s income from unconsolidated entities totaled $625,000, $2,644,000 and $2,888,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

5. Other Assets

The components of Other assets are as follows in the table below. Trade receivables totaled $2,800,000 and corresponding bad debt reserve totaled $1,800,000 resulting in a net trade receivable of $1,000,000 at December 31, 2013. Trade receivables totaled $2,900,000 and corresponding bad debt reserve totaled $1,900,000 resulting in a net trade receivable of $1,000,000 at December 31, 2012.

BRE had notes receivable from third party non-controlling interest members of limited liability company subsidiaries of the Company totaling $4,751,000 at December 31, 2013 and 2012, respectively. See Note 15 for more detail.

	As of December 31,
	2013	2012
Predevelopment and escrow deposits	$18,263,000	$16,249,000
Deferred financing costs	11,501,000	14,654,000
Accounts and mortgages receivable, net	6,228,000	6,535,000
Prepaid insurance	5,057,000	4,896,000
Deferred compensation plan	4,958,000	4,111,000
Other	6,969,000	7,889,000
Total other assets	$52,976,000	$54,334,000

6. Secured Debt

The following is a summary of BRE’s secured debt:

				Interest
		As of December 31,		Rate
Fixed Rate Loan	Maturity	2013	2012	(Coupon)
Mission Grove	August 2013	$-	$30,113,000	5.3%
Fountains at River Oaks	September 2019	31,953,000	32,354,000	5.7%
Secured Facility(1)	May 2019	310,000,000	310,000,000	5.6%
Montanosa	April 2020	59,475,000	59,475,000	5.2%
Secured Facility(1)	September 2020	310,000,000	310,000,000	5.7%
Total fixed rate secured mortgage loans		$711,428,000	$741,942,000	5.6%
Number of communities securing mortgage loans		17	18
Net book value of investments in real estate collateralizing secured debt		$730,313,000	$701,638,000
Remaining terms of mortgage loans payable		1-7 years	1-8 years
Weighted average interest rate on fixed rate mortgages		5.6%	5.6%

(1)	One pool with 15 communities is encumbered by the Secured Facility.

On May 10, 2013, the Company prepaid a single property mortgage on Mission Grove Park for $29,884,000 ninety days prior to its scheduled maturity, with no prepayment penalty.

On February 1, 2012, the Company prepaid the single property mortgage on Alessio, a 624 home community in Los Angeles, California, for $65,866,000 ninety days prior to its scheduled maturity with no prepayment penalty.

For the years ending December 31, 2013, 2012 and 2011, respectively, unencumbered real estate net operating income represented 73.9%, 72.5% and 68.6% of its total real estate net income.

7. Unsecured Senior Notes and Unsecured Line of Credit

The following table pertains to BRE’s unsecured senior notes and unsecured line of credit. Weighted average interest rate includes amortization of all loan fees as related to unsecured notes and the revolving credit facility (facility fees calculated on the capacity of the unsecured revolving credit facility).

The following is a summary of BRE’s unsecured debt:

		As of December 31,
	Maturity	2013	2012
2013 7.125% Senior Note	February 2013	$-	$40,018,000
2014 4.700% Senior Note	March 2014	50,000,000	50,000,000
2017 5.500% Senior Note	March 2017	300,000,000	300,000,000
2021 5.200% Senior Note	March 2021	300,000,000	300,000,000
2023 3.375% Senior Note	January 2023	300,000,000	300,000,000
Fixed rate unsecured notes		$950,000,000	$990,018,000
Unsecured revolving credit facility		98,000,000	—
Total unsecured debt		$1,048,000,000	$990,018,000
Weighted average interest rate on fixed rate unsecured notes		4.81%	4.91%
Weighted average interest rate on unsecured revolving credit facility		1.83%	1.90%

Fixed Rate Unsecured Notes

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

Unsecured Line of Credit

On January 5, 2012, the Company entered into a new $750,000,000 unsecured revolving credit facility (the “Credit Agreement”). The Credit Agreement has an initial term of 39 months, terminates on April 3, 2015 and replaces its previous $750,000,000 revolving credit facility. Based on its current debt ratings, the unsecured revolving credit facility accrues interest at LIBOR plus 120 basis points. In addition, the Company pays a 0.20% annual facility fee on the total commitment of the facility. Borrowings under its unsecured revolving credit facility totaled $98,000,000 at December 31, 2013 and $0 at December 31, 2012. Borrowings under the unsecured revolving credit facility are used to fund acquisition and development activities as well as for general corporate purposes. Balances on the unsecured revolving credit facility are typically reduced with available cash balances.

The unsecured revolving credit facility and unsecured senior note agreements contain various covenants that include, among other factors, tangible net worth and requirements to maintain certain financial ratios. BRE was in compliance with all such financial covenants throughout the years ended December 31, 2013 and 2012.

Scheduled principal payments required on the unsecured revolving credit facility, unsecured notes and mortgage loans payable for the next five years and thereafter are as follows (amounts in thousands). Weighted average rate represents the weighted average coupon interest rates of the debt securities in the year in which they become due:

			Mortgage loans payable
Year of maturity	Unsecured senior notes	Unsecured revolving credit facility	Amortization	Balloon	Total mortgage loans payable	Total debt	Weighted Avg Rate
2014	$50,000	$-	$4,090	$-	$4,090	$54,090	4.77%
2015	-	98,000	8,329	-	8,329	106,329	1.70%
2016	-	-	8,712	-	8,712	8,712	5.64%
2017	300,000	-	8,986	-	8,986	308,986	5.50%
2018	-	-	10,218	-	10,218	10,218	5.63%
2019	-	-	6,515	317,975	324,490	324,490	5.59%
2020	-	-	2,957	343,646	346,603	346,603	5.61%
2021	300,000	-	-	-	-	300,000	5.20%
2022	-	-	-	-	-	-	0.00%
2023	300,000	-	-	-	-	300,000	3.38%
	$950,000	$98,000	$49,807	$661,621	$711,428	$1,759,428	4.86%

The following is a summary of interest expense on mortgage loans, revolving credit facility and unsecured senior notes, including amortization of related issuance costs:

	Year ended December 31,
	2013	2012	2011
Total interest incurred (excluding discontinued operations)	$90,338,000	$88,431,000	$87,682,000
Capitalized interest	(24,471,000)	(21,633,000)	(14,431,000)
Total interest expense	$65,867,000	$66,798,000	$73,251,000
Total cash paid for interest	$90,696,000	$86,988,000	$90,007,000
Total cash paid for interest, net of capitalized interest	$66,225,000	$65,355,000	$75,576,000

8. Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows:

	As of December 31,
	2013	2012
Accrued interest payable	$18,031,000	$18,389,000
Accrued development costs and real estate improvements	20,433,000	15,357,000
Retention payable	17,910,000	11,045,000
Accrued employee and non employee director wages and benefits	11,926,000	8,672,000
Security deposits	9,441,000	9,337,000
Other	14,742,000	12,989,000
Total Accounts Payable and Accrued Expenses	$92,483,000	$75,789,000

9. Discontinued Operations

The results of operations for communities sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations because they were deemed a component of an entity. The community - specific components of net earnings that are classified as discontinued operations include operating results, depreciation expense recognized prior to the classification as held for sale, interest expense and the net gain or loss on disposal.

During 2013, the Company sold three communities in Southern California: Summerwind Townhomes, with 200 homes; Mission Grove Park with 432 homes; and Villa Santana, with 240 homes. The net proceeds from the three sales totaled $162,357,000.

During 2012, BRE sold three communities in San Diego, California: Countryside Village, with 96 homes, located in El Cajon submarket; Terra Nova Villas, with 233 homes, located in Chula Vista; and Canyon Villa, with 183 homes, located in Chula Vista. The net proceeds from the three sales were $88,236,000.

During 2011, the Company sold two communities totaling 634 homes: Galleria at Towngate, with 268 homes located in Moreno Valley, California; and Windrush Village, a 366 home property located in Colton, California; The net proceeds from sale of the two communities were $63,486,000.

The following is a breakdown of the net gain on sales and the combined results of operations for the communities included in discontinued operations:

	Years Ended December 31
	2013	2012	2011
Rental income	$11,851,000	$21,880,000	$28,817,000
Real estate expenses	(4,077,000)	(7,139,000)	(9,177,000)
Provision for depreciation	(2,783,000)	(4,882,000)	(6,801,000)
Interest expense	(684,000)	(1,669,000)	(1,713,000)
Discontinued operations, net	4,307,000	8,190,000	11,126,000
Net gain on sales of discontinued operations	57,324,000	62,136,000	14,489,000
Income from discontinued operations, net	$61,631,000	$70,326,000	$25,615,000

10. Preferred Stock and Equity

Preferred Stock

The following table presents the Company’s issued and outstanding Preferred Shares as of December 31, 2013 and 2012:

	Optional redemption date	Annual dividend rate per share	Outstanding at December 31, 2013	Outstanding at December 31, 2012

Preferred Stock, nonvoting, $0.01 par value; 20,000,000 shares authorized: 6.75% Series D cumulative redeemable, liquidation preference $25.00 per share, 2,159,715 and 2,159,715 shares outstanding at December 31, 2013 and 2012	December 2009	$1.6875	$53,992,875	$53,992,875

On or after the optional redemption date, all series may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid dividends, if any. Dividends on all series of Preferred Shares are payable quarterly. All series of preferred stock rank in preference to the Company’s common stock with respect to the payment of dividends and the distribution of assets in the event of liquidation, dissolution or winding up. Each series of preferred stock ranks on parity with the others.

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

During 2012, 815,045 shares were issued under the EDAs, with an average share price of $49.09 for total gross proceeds of approximately $40,000,000 and total commission paid to the sales agents of approximately $800,000. During 2011, 1,291,537 shares were issued under the EDAs, with an average share price of $47.55 for total gross proceeds of approximately $61,414,000 and total commission paid to the sales agents of approximately $1,228,280. As of December 31, 2013, the remaining capacity under the EDAs totals $123,600,000. The Company intends to use any net proceeds from the sale of its shares under the EDAs for general corporate purposes, which may include reducing borrowings under its unsecured revolving credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities and financing for acquisitions.

11. Stock Compensation Plans

Direct Stock Purchase and Dividend Reinvestment Plan

In 1996, the Company instituted a direct stock purchase and dividend reinvestment plan (the “DRIP”) in which shareholders may purchase either newly issued or previously issued shares. There is no discount on shares purchased through the DRIP. The total number of shares authorized under the DRIP is 1,500,000. From inception through December 31, 2013, 443,654 new shares have been issued under the DRIP.

Employee Stock Option and Restricted Stock Plan

The 1992 Stock Option Plan and the 1999 BRE Stock Incentive Plan, as amended (the “Plans”) provide for the issuance of incentive stock options, non-qualified stock options, share appreciation rights, restricted shares and other grants. The original maximum number of shares that may be issued under the Plans was 6,850,000. The grant price may not be less than the fair market value of a share on the date that the award is granted and the awards generally vest over three to six years. Shareholders initially adopted the 1999 BRE Stock Incentive Plan in 1999 and approved the plan as amended in 2007. The 1999 BRE Stock Incentive Plan, as amended, allowed for grants of up to 4,500,000 shares. On May 18, 2010 at the 2010 Annual Meeting of Shareholders of BRE Properties, Inc. the shareholders of the Company approved an amendment to the Amended and Restated 1999 BRE Stock Incentive Plan to increase the maximum number of shares reserved for issuance from 4,500,000 shares to 5,250,000 shares. On November 5, 2010 the Company registered an additional 750,000 shares of its common stock reserved for issuance from time to time in connection with the Amended and Restated 1999 BRE Stock Incentive Plan.

Restricted Stock and Options Awards

Stock based compensation awards under BRE’s employee and non-employee director plans vest over periods ranging from one to six years. At December 31, 2013, compensation cost related to non-vested awards not yet recognized totaled approximately $14,700,000 and the weighted average period over which it is expected to be recognized is 3.0 years. During the twelve months ended December 31, 2013, 217,869 restricted shares and zero stock options were awarded. Total stock-based compensation in general and administrative expenses totaled $7,474,000, $5,754,000, and $4,697,000 during the years ending 2013, 2012, and 2011, respectively. Stock-based compensation cost capitalized are recorded in Construction in progress on the Consolidated balance sheets and totaled $1,714,000, $2,155,000 and $2,352,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The fair value of restricted shares awarded and options awarded totaled $12,088,000, $9,057,000, and $7,300,000 in 2013, 2012, and 2011, respectively.

Employee Plan

The intrinsic value of stock options exercised and restricted shares vested totaled $12,963,000, $9,147,000, and $7,400,000 during 2013, 2012 and 2011, respectively. The aggregate intrinsic value of options currently exercisable at December 31, 2013, 2012, and 2011 was $1,742,000, $2,973,000, and $4,111,000, respectively.

Summary of stock options outstanding as follows:

	Year ended December 31,
	2013		2012		2011
		Weighted		Weighted		Weighted
	Shares	average	Shares	average	Shares	average
	under	exercise	under	exercise	under	exercise
	option	price	option	price	option	price
Beginning Balance	342,178	$39.12	347,428	$34.35	307,906	$31.86
Granted	—	$—	78,446	$51.52	66,996	$44.12
Exercised	(115,124)	$32.28	(83,696)	$30.64	(26,584)	$30.29
Cancelled	—	—	—	—	(890)	$28.98
Ending Balance	227,054	$42.70	342,178	$39.12	347,428	$34.35
Exercisable	114,319	$39.47	172,681	$33.61	219,224	$31.73
Weighted average estimated fair value of options granted	—	—	78,446	$14.43	66,996	$12.17

At December 31, 2013, the exercise price of shares under option ranged from $33.06 to $51.52, with a weighted average exercise price of $42.70. Expiration dates range from 2020 through 2022 and the weighted average remaining contractual life of these options is 7.1 years. Exercise prices on stock options exercised during 2013 ranged from $29.79 to $32.45.

No options were granted during 2013.The fair value for the Company’s share options was estimated at the time the share options were granted using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2013	2012
Risk-free interest rate	-	1.74%
Dividend yield	-	3.14%
Volatility	-	36.09%
Weighted average option life	-	8.5 years

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

A summary of the remaining options outstanding under the plans as of December 31, 2013 are as follows:

		Weighted	Weighted average
Options	Options	average	contractual terms
outstanding	vested	exercise price	(in years)
81,612	61,209	$33.06	6.08
66,996	33,498	$44.12	7.08
78,446	19,612	$51.52	8.07
227,054	114,319	$42.70	7.06

As of December 31, 2013, the remaining unvested restricted share awards outstanding have a weighted average contractual life of 3.1 years. A summary of the remaining restricted stock awards under the employee plan that remain outstanding at the year ended as follows:

		Weighted
		Average		Weighted		Weighted
		Grant Date		Average		Average
	2013	Fair Value	2012	Price	2011	Price
Beginning Balance	432,181	$39.49	458,035	$35.06	507,992	$34.92
Shares awarded	199,949	$55.97	128,295	$54.79	133,509	$47.92
Shares vested	(182,125)	$51.84	(144,478)	$51.09	(152,402)	$45.50
Shares forfeited	(5,936)	$47.59	(9,671)	$38.38	(31,064)	$36.86
Ending Balance	444,069	$47.95	432,181	$39.49	458,035	$35.06

The fair value for the Company’s performance based restricted stock awards with market conditions was determined at the time the shares were granted using a Monte Carlo simulation with the following range of assumptions:

	Year ended December 31,
	2013	2012	2011
Grant date share price	$51.24	$51.52	$44.12
Risk free rate	0.63%	1.10%	1.48%
Volatilities	14%-53%	43%-65%	50%-63%

The Monte Carlo simulation was developed for use in estimating the fair market value of performance based restricted awards with market based conditions. In addition, the model requires the input of highly subjective assumptions, including the expected stock price volatilities which have been determined using historical volatilities of the company, the MSCI US REIT index and a set of peer companies. Because in management’s opinion, changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of the above restricted performance shares with market conditions. Awards with market conditions have the potential to payout 0-200% of the target number of shares awarded. The simulation model can produce a fair value of an award that is greater than the share price on the grant date.

The following is a summary of the Company’s restricted shares granted under the employee plan for the years ended December 31, 2013, 2012 and 2011, respectively:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Restricted Stock - Awards	2013	Fair Value	2012	Fair Value	2011	Fair Value
Executives:
Service Based Shares Awarded	24,159	$51.24	46,205	$51.52	46,531	$44.12
Performance Based Awards	60,400	$51.24	25,413	$61.93	21,229	$56.70
Awards with Market Conditions	72,482	$63.84	20,792	$57.08	17,369	$54.25
Employee:
Service Based Shares Awarded	37,919	$51.24	31,555	$51.52	43,422	$44.12
Awards with Market Conditions	4,989	$57.95	4,330	$60.58	4,958	$57.12
Total -Restricted Stock Awards	199,949	$55.97	128,295	$54.79	133,509	$47.92

Non-Employee Director Stock Option and Restricted Stock Plan

The Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan provides for: (1) annual grants of restricted stock with a market price-based value of $91,000 per year per non-employee director; (2) discretionary annual grants for service as Chairman of the Board or Lead Director of restricted stock with an aggregate value of up to $35,000 per year; and (3) annual grants for service as a Board committee chairman of restricted stock with an aggregate value of $10,500 per year per committee chairman. Under the plan, share-based compensation for 2013, 2012, and 2011, and all future service periods are to be paid in the form of restricted share grants and no new options are to be issued. The maximum number of shares that may be issued under the plan is 2,650,000. As with the Plans, the grant price may not be less than the fair market value of a share on the date the award is granted.

At December 31, 2013, the exercise prices of shares under option ranged between $34.45 and $63.22 with expiration dates from 2014 to 2017. The weighted average remaining contractual life of these options is approximately 2.09 years. Exercise prices on stock options exercised during 2013 ranged from $29.85 to $32.41. The intrinsic value of options exercised and restricted shares vested totaled $1,496,000, $4,013,000 and $5,091,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The aggregate intrinsic value of options currently exercisable at December 31, 2013, 2012 and 2011 was $811,000, $837,000 and $4,523,000, respectively.

Changes in options outstanding were as follows:

	Year ended December 31,
	2013		2012		2011
		Weighted		Weighted		Weighted
	Shares	average	Shares	average	Shares	average
	under	exercise	under	exercise	under	exercise
	option	price	option	price	option	price
Beginning Balance	164,953	$45.76	346,965	$38.86	569,855	$36.11
Granted	—	—	—	—	—	—
Exercised	(29,578)	$32.21	(182,012)	$32.61	(222,890)	$31.83
Cancelled	—	—	—	—	—	—
Ending Balance	135,375	$48.72	164,953	$45.76	346,965	$38.86
Exercisable	135,375	$48.72	164,953	$45.76	346,965	$38.86

A summary of the remaining options outstanding under the non-employee director plan as of December 31, 2013 are as follows:

			Weighted	Weighted average
Options	Options	Range -	average	contractual terms
outstanding	vested	Exercise Price	exercise price	(in years)
53,177	53,177	$34.00-39.99	$36.75	0.98
50,359	50,359	$51.00-57.99	$52.20	2.42
31,839	31,839	$63.22	$63.22	3.42
135,375	135,375	$34.45-63.22	$48.72	2.09

As of December 31, 2013, the remaining unvested restricted shares awards outstanding have a weighted average contractual life of 0.42 years. A summary of the remaining restricted stock awards under the non-employee director plan that remain outstanding for the years ended as follows:

		Weighted
		Average		Weighted		Weighted
		Grant Date		Average		Average
	2013	Fair Value	2012	Price	2011	Price
Beginning Balance	18,195	$49.23	17,557	$51.02	22,649	$39.55
Shares awarded	17,920	$49.99	18,195	$49.23	17,557	$51.02
Shares vested	(18,195)	$49.23	(17,557)	$51.02	(22,649)	$39.55
Shares forfeited	-	$-	-	-	-	-
Ending Balance	17,920	$49.99	18,195	$49.23	17,557	$51.02

12. Segment Reporting

FASB guidance requires certain descriptive information to be provided about an enterprise’s reportable segments. BRE has determined that each of its operating properties, which comprised 99% of BRE’s consolidated assets at December 31, 2013 and 2012 and approximately 99% of its total consolidated revenues for the three years ended December 31, 2013, represents an operating segment. The Company aggregates its operating segments into reportable segments defined as the geographical regions in which its apartment communities are located: Southern California, San Francisco Bay Area and the Seattle area.

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

Operating results are aggregated into five reportable segments based upon geographical region for same-store communities, with non same-store communities aggregated into one reportable segment. The following table details rental income and NOI for the Company’s reportable segments for the years ended December 31, 2013, 2012, and 2011, and reconciles NOI to income from continuing operations per the consolidated statement of operations:

	For the years ended December 31,
(amounts in thousands)	2013	2012	2011
Revenues (1):
Southern California (2)	$214,996	$208,455	$199,958
San Francisco Bay Area	102,320	94,566	82,208
Seattle	57,591	54,163	49,873
Non core markets (3)	15,798	15,549	15,081
Same-store revenues	390,705	372,733	347,120
Non same-store communities(4)	13,323	2,824	1,683
Total community revenues	$404,028	$375,557	$348,803

Net operating income:
Southern California (2)	$149,485	$143,139	$136,474
San Francisco Bay Area	75,231	67,903	58,050
Seattle	37,800	35,869	32,161
Non core markets (3)	9,927	9,812	9,621
Same-store net operating income	272,443	256,723	236,306
Non same-store communities(4)	7,281	691	-
Total community net operating income from continuing operations	$279,724	$257,414	$236,306
Other income, net of legal settlement proceeds	864	2,530	2,536
Income from unconsolidated entities	625	2,644	2,888
Net operating income from discontinued operations	7,774	14,741	19,640
Net operating income	$288,987	$277,329	$261,370
Interest, including discontinued operations	(66,551)	(68,467)	(74,964)
Depreciation, including discontinued operations	(108,154)	(101,618)	(103,940)
Net gain on sales of discontinued operations	57,324	62,136	14,489
Net gain on sales of unconsolidated entities	18,633	6,025	4,270
General and Administrative expense	(23,037)	(22,848)	(21,768)
Non cash impairment charge	-	(15,000)	-
Merger costs	(3,401)	-	-
Legal settlement proceeds	19,750	-	-
Acquisition costs	(585)	-	(402)
Dividends attributable to preferred stock	(3,645)	(3,645)	(7,655)
Redemption related preferred stock issuance cost	-	-	(3,771)
Redeemable and other noncontrolling interests in income	(190)	(413)	(1,168)
Net income available to common shareholders	$179,131	$133,499	$66,461

The following table details the assets of the Company’s reportable segments for the years ended December 31, 2013 and 2012:

	As of December 31, 2013			As of December 31, 2012 (5)
(amounts in thousands)	Communities	Homes	Total Asset Cost	Total Asset Cost
Assets
Southern California(2)	39	10,997	$2,035,741	$2,034,627
San Francisco Bay Area	15	4,197	835,823	612,465
Seattle	13	3,456	533,059	522,444
Non core markets(3)	3	1,302	132,416	130,893
Total Same-store communities	70	19,952	3,537,039	3,300,429
Non Same-store communities(4)	3	772	381,302	422,409
Total investment in rental communities	73	20,724	$3,918,341	$3,722,838
Accumulated depreciation			(884,472)	(811,187)
Construction in progress			442,931	302,263
Equity investment in real estate joint ventures			6,363	40,753
Real estate held for sale, net			23,481	23,065
Land under development			40,794	104,675
Cash			8,432	62,241
Other assets			52,976	54,334
Total assets			$3,608,846	$3,498,982

(1)	All revenues are from external customers and no single tenant or related group of tenants contributed 10% or more of the Company’s total revenue during the years ended December 31, 2013 and 2012.

(2)	Consists of 11 communities in San Diego, 5 in Inland Empire, 13 in Los Angeles, and 12 in Orange County.

(3)	Consists of one same-store community in Sacramento, California and two same-store communities in Phoenix, Arizona.

(4)	2013 Non same-store communities’ totals includes one community fully delivered in 2012, one community fully delivered in the second quarter of 2013, one community acquired during the third quarter of 2013 and commercial communities that will be later developed as multi-family.

(5)	Data represents balances for same-store pools established in the year ended December 31, 2012.

13. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share with respect to income from continuing operations:

	For the years ended December 31,
	2013	2012	2011
Numerator:
Income from continued operations	$121,335	$67,231	$53,440
Income from discontinued operations	61,631	70,326	25,615
Preferred stock dividend	(3,645)	(3,645)	(7,655)
Redemption related preferred stock issuance cost	-	-	(3,771)
Redeemable noncontrolling interest in income	(190)	(413)	(1,168)
Net income available to common shareholders	179,131	133,499	66,461
Participating securities	(399)	(384)	-
Net income available to common shareholders net of participating securities	$178,732	$133,115	$66,461
Denominator:
Denominator for basic earnings per share -weighted average shares	77,111	76,567	71,220
Dilutive effect of stock based awards	229	353	450
Denominator for diluted earnings per share adjusted for weighted average shares and assumed conversion	77,340	76,920	71,670
Basic earnings per share from continuing operations	$1.52	$0.82	$0.57
Basic earnings per share from discontinuing operations	0.80	0.92	0.36
Basic earnings per share	$2.32	$1.74	$0.93
Diluted earnings per share from continuing operations	$1.52	$0.82	$0.57
Diluted earnings per share from discontinuing operations	0.80	0.92	0.36
Diluted earnings per share	$2.32	$1.74	$0.93

Under FASB guidance, the effects of anti-dilutive units and shares under options have been excluded from the diluted earnings per share calculation. Weighted average units totaled zero, 18,000, and 509,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The anti-dilutive shares under option total 32,326, 160,644 and 82,198 for the years ended December 31, 2013, 2012 and 2011, respectively.

14. Retirement Plan

BRE has a 401K defined contribution retirement plan covering all employees with more than six months of continuous full-time employment. In addition to employee elective deferrals, in 2013, 2012 and 2011, BRE contributed up to 3% of the employee’s contributions up to $7,650, $7,500 and $7,350 for the years ended December 31, 2013, 2012, and 2011, respectively, per employee. The aggregate amounts contributed and recognized as expense by BRE were $565,000, $528,000 and $443,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

15. Related Party Transactions

BRE has notes receivable from third party non-controlling interest members of limited liability company subsidiaries of the Company totaling $4,751,000 at December 31, 2013 and 2012, respectively. The amounts are recorded in Other assets on the consolidated balance sheets. These notes mature in 2018 and have a weighted average interest rate of 4%. Interest income from the notes totaled $190,000, $319,000 and $366,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company has recourse to take over the ownership in the underlying assets from the third party non-controlling member in the event of default, which is sufficient to recover amounts owed to the Company in the event of default. No allowance has been recorded.

16. Commitments

During the years ended December 31, 2013, 2012 and 2011, total operating office lease payments incurred including real estate taxes, insurance, repairs and utilities, aggregated $1,349,000, $1,476,000, and $1,499,000, respectively.

The minimum future basic aggregate rental commitment under the Company’s operating leases (including both office and ground leases) is as follows:

2014	$1,829,000
2015	1,786,000
2016	867,000
2017	747,000
2018	691,000
Thereafter	8,986,000
Total	$14,906,000

Over the term of each operating lease, rent is based on fixed contractual increases to the base rent and expense is recognized on a straight line basis. The ground lease for the Aviara community on Mercer Island has an annual straight line rent expense of approximately $664,000. The straight line expense has been calculated based on fixed contractual amounts in years one through five and CPI-U index inflation ratios beginning in year six.

The Company’s leases as of December 31, 2013 are as follows:

Lease Terms
Lease Location	Start Date	Termination date	BRE Options
Irvine, CA (office lease)	12/1/2005	3/31/2015	N/A
San Francisco, CA (office lease)	8/1/2005	2/1/2016	Two 5 year extensions
Phoenix, AZ (office lease)	3/12/2012	7/1/2017
Seattle, WA (office lease)	6/1/2012	11/1/2017
Mercer Island, WA (ground lease)	10/7/2010	10/7/2070	Two 15 year extensions, and a 9 year extension

17. Legal Settlements

The Company is involved in various legal actions arising in the ordinary course of business. Losses associated with legal claims arising in the ordinary course of business are expected to be covered under the Company’s insurance policies. As of December 31, 2013, there were no pending legal proceeds to which the Company is a party or of which any of its communities is the subject, the adverse determination of which the Company anticipates would have a material adverse effect upon its consolidated financial condition and results of operations. As of the filing date, the risk of a material loss impacting the Company’s financial position has been assessed as remote.

Avenue 64 Legal Settlement Proceeds

On January 1, 2008, the Company fully delivered all 224 units of the development community Avenue 64 located in Emeryville, California. During 2011, the Company determined there was damage caused by construction defects that required extensive replacement work. On December 27, 2011, BRE filed suit in the Alameda County Superior Court against the general contractor of the development to protect against statutes of limitations. In 2012, the Company conducted testing to determine the extent of the damage. Based upon the testing, the Company discovered that due to water intrusion issues as a result of faulty workmanship, each building at the community had been compromised. As a result, during 2013, the size and scope of the lawsuit was expanded.

In 2013, the Company reached a settlement in connection with the Avenue 64 apartment community. Pursuant to the terms of the settlement, the Company received an aggregate of $19,750,000 from the general contractor. All settlement funds were received by the Company in the fourth quarter of 2013 and the amount was recorded as Other income for the fourth quarter of 2013.

Legal and consulting charges recognized during 2013, 2012 and 2011 totaled $320,000, $187,000 and $54,000, respectively, and are reported as General and administrative on the Consolidated Statement of Income. The charges reported include legal and consulting fees incurred during destructive testing to determine the extent of the damage and required reconstruction.

Under the provisions of ASC 360, BRE has performed an impairment analysis on Avenue 64 using undiscounted cash flows, which reflect the anticipated decreased net operating income during reconstruction. No impairment charge was deemed necessary based on this analysis. The net book value of the components of the buildings that are damaged and being replaced approximate $13,900,000 and are being depreciated over an 18-month expected reconstruction period. Additional depreciation recognized during 2013 and 2012 totaled approximately $1,475,000 and $1,105,000, respectively. During reconstruction, costs that extend the useful life of the asset, increase its value or enhance safety of the community will be capitalized. All other costs, including legal and consulting, will be expensed as incurred.

Litigation Relating to the Merger Transactions with Essex

Since the announcement of the Merger Agreement on December 19, 2013, three putative class action and shareholder derivative actions have been filed on behalf of alleged shareholders of the Company and/or the Company itself in the Circuit Court for Baltimore City, Maryland, under the following captions: Sutton v. BRE Properties, Inc., et al., No. 24-C-13-008425, filed December 23, 2013; Applegate v. BRE Properties, Inc., et al., No. 24-C-14-00002, filed December 30, 2013; and Lee v. BRE Properties, Inc., et al., No. 24-C-14-00046, filed January 3, 2014.

All of these complaints name as defendants the Company, the Company’s Board of Directors, Essex (as defined in Note 18), and Merger Sub (as defined in Note 18), and allege that the Company’s Board of Directors breached its fiduciary duties to the Company’s shareholders and/or to the Company itself, and that the Merger involves an unfair price, an inadequate sales process, and unreasonable deal protection devices that purportedly preclude competing offers. The complaints further allege that Essex, Merger Sub, and, in some cases, the Company aided and abetted those alleged breaches of duty. The complaints seek injunctive relief, including enjoining or rescinding the Merger, and an award of other unspecified attorneys’ and other fees and costs, in addition to other relief. On February 7, 2014, Plaintiffs filed identical, amended complaints in the three pending actions. The amended complaints add allegations that disclosures regarding the proposed merger in the joint proxy statement/prospectus filed with the SEC on January 29, 2014 are inadequate.

18. Proposed Merger with Essex Property Trust, Inc.

On December 19, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Essex Property Trust, Inc., a Maryland corporation (“Essex”), and Bronco Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Essex (“Merger Sub”). On February 5, 2014, Merger Sub changed its name to BEX Portfolio, Inc. The Merger Agreement provides for the merger of the Company with and into Merger Sub (the “Merger”), with Merger Sub surviving as a wholly owned subsidiary of Essex. The Board of Directors of the Company has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”), will be converted into the right to receive (i) 0.2971 shares of common stock, par value $0.0001 per share, of Essex (“Essex Common Stock”) and (ii) $12.33 in cash, without interest, each subject to certain adjustments provided for in the Merger Agreement and subject to any applicable withholding tax (collectively, the “Merger Consideration”).

Under the Merger Agreement, at the Effective Time each BRE stock option that is outstanding and unexercised immediately prior to the Effective Time, whether or not then vested or exercisable, will be assumed by Essex and converted into a stock option to acquire the number of whole shares of Essex Common Stock equal to the product of (i) the number of shares of Company Common Stock subject to the BRE stock option and (ii) the sum of 0.2971 and the quotient obtained by dividing (x) the per share cash consideration portion of the Merger Consideration by (y) the volume weighted average of Essex Common Stock over a ten-day trading period starting with the opening of trading on the first trading day to the closing of the second to last trading day prior to the closing date of the transactions contemplated by the Merger Agreement (such sum, the “Stock Award Exchange Ratio”). The exercise price per share of Essex Common Stock subject to each such assumed option will be equal to the quotient obtained by dividing (a) the exercise price per share of Company Common Stock of such BRE stock option by (b) the Stock Award Exchange Ratio. Except as described above, each such assumed stock option will continue to have, and will be subject to, the same terms and conditions as applied to the BRE stock option immediately prior to the Effective Time (but taking into account any changes provided for in the applicable Company Equity Plan (as defined in the Merger Agreement), in any award agreement, or in such BRE stock option by reason of the Merger or the Merger Agreement).

Additionally, at the Effective Time, each outstanding and unvested share of BRE restricted stock (including any associated right to the issuance of additional shares of Company Common Stock upon the achievement of BRE performance goals) will be assumed by Essex and will be converted into an award of Essex restricted stock for that number of shares of Essex Common Stock equal to product of (i) the number of shares of Company Common Stock underlying the BRE restricted stock award, and (ii) the Stock Award Exchange Ratio. To the extent any such BRE restricted stock is subject to performance vesting and, following the Effective Time, the performance metrics applicable to such BRE restricted stock otherwise cease to be measurable on substantially similar terms as immediately prior to the Effective Time, then the Essex restricted stock will vest based on target performance at the time and, subject to any applicable payment conditions, prescribed by the terms in effect for such BRE restricted stock immediately prior to the Effective Time. Except as described above, each such assumed award of restricted stock will continue to have, and will be subject to, the same terms and conditions as applied to the BRE restricted stock immediately prior to the Effective Time (but taking into account any changes provided for in the applicable Company Equity Plan or in any award agreement by reason of the Merger or the Merger Agreement).

The Company and Essex have made certain customary representations and warranties to each other in the Merger Agreement. The Company has agreed, among other things, not to solicit, initiate, knowingly encourage or facilitate any inquiry, discussion, offer or request from third parties regarding other proposals to acquire the Company and not to engage in any discussions or negotiations regarding any such proposal, or furnish to any third party non-public information regarding the Company. The Company has also agreed to certain other restrictions on its ability to respond to any such proposals. The Merger Agreement also includes certain termination rights for both the Company and Essex and provides that, in connection with the termination of the Merger Agreement, under specified circumstances, (i) the Company may be required to pay to Essex a termination fee of $170,000,000 and/or reimburse Essex’s transaction expenses in an amount equal to $10,000,000 and (ii) Essex may be required to reimburse the Company’s transaction expenses in an amount equal to $10,000,000.

The completion of the Merger is subject to various conditions, including, among other things, the approval by the Company’s shareholders of the Merger and the other transactions contemplated by the Merger Agreement, the approval by Essex’s shareholders of the issuance of Essex Common Stock in connection with the Merger and certain consents having been obtained. Essex and the Company filed preliminary joint proxy materials (Form S-4) with the Securities and Exchange Commission on January 29, 2014. Complete information on the Merger, including the Merger background, reasons for the Merger, who may vote, how to vote and the time and place of the Company shareholder meeting are included in the definitive proxy statement filed on February 14, 2014. As of December 31, 2013, the Company has incurred $3,401,000 for legal, consulting and other expenses related to the Merger. If the Merger process proceeds without delay, the Company currently expects the transaction to close by the second quarter of 2014.

The Company has agreed to certain restrictions on it and its subsidiaries until the earlier of the effective time of the Merger and the valid termination of the Merger Agreement. In general, except with Essex’s prior written approval or as otherwise expressly required or permitted by the Merger Agreement or required by law, the Company has agreed that it will, and will cause each of its subsidiaries to, conduct its business in all material respects in the ordinary course and in a manner consistent with past practice, and use its commercially reasonable efforts to (i) maintain its material assets and properties in their current condition (normal wear and tear excepted), (ii) preserve intact in all material respects its current business organization, goodwill, ongoing businesses and significant relationships with third parties, (iii) keep available the services of its present officers provided it does not require additional compensation, (iv) maintain all of the Company’s insurance policies, and (v) maintain the status of Company as a REIT. Without limiting the foregoing, the Company has also agreed that it will not, and it will not cause or permit any of its subsidiaries to (subject to certain exceptions), among other things:

•	amend or propose to amend its organizational documents;
•	split, combine, subdivide or reclassify any shares of stock of the Company or any of its subsidiaries;
•	declare, set aside or pay any dividends on or make any other distributions with respect to shares of capital stock or other equity securities or ownership interests in the Company or any of its subsidiaries;
•	redeem, purchase or otherwise acquire any shares of the Company’s capital stock or other equity interests of the Company or any of its subsidiaries;
•	acquire real property, personal property, business organizations or any division or material amount of assets thereof;
•	sell, pledge, assign, transfer, dispose of or encumber any property or assets;
•	incur, create, assume, refinance, replace or prepay any indebtedness for borrowed money or issue or amend the terms of any debt securities of the Company or any of its subsidiaries, or assume, guarantee or endorse, or otherwise become responsible (whether directly, contingently or otherwise) for the indebtedness of any other person;
•	make any loans, advances or capital contributions to, or investments in, any other person or entity (including to any of its officers, trustees, affiliates, agents or consultants), make any change in its existing borrowing or lending arrangements for or on behalf of such persons or entities, or enter into any “keep well” or similar agreement to maintain the financial condition of another entity;
•	enter into, renew, modify, amend or terminate, or waive, release, compromise or assign any rights or claims under, any material contract;
•	enter into, modify or terminate any ground lease or office lease;
•	make any material tax election, enter into any material closing agreement with a tax authority, file any amended tax return or change any method of accounting for tax purposes or annual tax accounting period;
•	take any action that could, or fail to take any action, the failure of which could, reasonably be expected to cause the Company to fail to qualify as a REIT;
•	incur any capital expenditures or any obligations or liabilities in excess of $500,000 individually, or $1,000,000 in the aggregate;
•	increase the salary or bonus opportunity of any officers or directors, grant any officer or director any increase in severance or termination pay, or hire any officer with a title of vice president or higher;
•	enter into any agreement or arrangement that materially restricts the Company, or, after the closing of the Merger, Essex or its subsidiaries or any successor thereto from engaging or competing in any line of business in which the Company is currently engaged or in any geographic area material to the business or operations of Essex;
•	change any of the accounting methods used by the Company or its subsidiaries, except for such changes required by GAAP or applicable law;
•	settle or compromise any material claim or legal proceeding where the amount paid in settlement or compromise exceeds $500,000 individually or $1,000,000 in the aggregate;
•	adopt a plan of complete or partial liquidation, dissolution, restructuring, recapitalization or other reorganization;

•	form any new joint ventures or funds;
•	undertake any development projects;
•	amend or modify the compensation terms or other obligations of the Company contained in the engagement letter with the Company’s financial advisor;
•	modify or amend a specific lease option agreement to which a subsidiary of the Company is a party; or
•	enter into any written agreement, contract, commitment or arrangement to do any of the foregoing, or authorize in writing any of the foregoing.

However, nothing in the Merger Agreement prohibits the Company from taking any action that, in the reasonable judgment of the Company, upon advice of counsel, is reasonably necessary for the Company to maintain its qualification as a REIT under the Code for any period or portion thereof ending on or prior to the effective time of the Merger or to qualify or preserve certain tax status of the Company’s subsidiaries, including making dividend or other distribution payments to shareholders of the Company.

19. Subsequent Events

The Company has evaluated and disclosed subsequent events through the date of issuance of the financial statements.

On January 21, 2014, the Company announced a Notice of Redemption to all holders of record of BRE outstanding 6.75% Series D Cumulative Redeemable Preferred Stock at a redemption price of $25.23438 per share. The redemption price is equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends to the redemption date. The redemption date will be February 20, 2014. In accordance with accounting guidance the initial issuance costs totaling $1,900,000 associated with this series of perpetual preferred stock will be recognized as a reduction of earnings in arriving at net income available to common shareholders. BRE will record this charge in the first quarter of 2014.

Subsequent to the year ended December 31, 2013, three operating communities, one located in Sacramento, California and two located in San Diego, California, with a combined gross carrying value of $90,800,000 and totaling 908 homes, met the criteria for held for sale. Two of the operating communities totaling 700 homes were sold as of February 18, 2014 for net proceeds of approximately $111,000,000 and a net gain of approximately $82,000,000. The sale of the remaining operating community held for sale is expected to close in the first quarter of 2014.

20. Supplemental Financial Data (Unaudited)

Quarterly financial information follows:

	2013
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 30	June 30	September 30	December 31
	(amounts in thousands, except per share data)
Revenues*	$97,192	$99,302	$101,970	$105,564
Income from continuing operations	33,895	25,784	22,035	39,621
Discontinued operations	1,090	18,781	1,047	40,713
Redeemable noncontrolling interests in income	(47)	(47)	(48)	(48)
Preferred stock dividends	(911)	(911)	(911)	(912)
Net income available to common shareholders	$34,027	$43,607	$22,123	$79,374
Basic earnings per share from continuing operations	$0.43	$0.32	$0.28	$0.50
Basic earnings per share from discontinued operations	$0.01	$0.24	$0.01	$0.53
Basic earnings per share	$0.44	$0.56	$0.29	$1.03
Diluted earnings per share from continuing operations	$0.43	$0.32	$0.28	$0.50
Diluted per share from discontinued operations	$0.01	$0.24	$0.01	$0.52
Diluted earnings per share	$0.44	$0.56	$0.29	$1.02

84

	2012
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 30	June 30	September 30	December 31
	(amounts in thousands, except per share data)
Revenues*	$91,246	$92,758	$94,927	$96,626
Income from continuing operations	16,983	19,403	11,913	18,933
Discontinued operations	2,141	10,309	1,993	55,882
Redeemable noncontrolling interests in income	(105)	(105)	(105)	(99)
Preferred stock dividends	(911)	(911)	(911)	(911)
Net income available to common shareholders	$18,108	$28,696	$12,890	$73,805
Basic earnings per share from continuing operations	$0.21	$0.24	$0.14	$0.23
Basic earnings per share from discontinued operations	0.03	0.13	0.03	0.73
Basic earnings per share	$0.24	$0.37	$0.17	$0.96
Diluted earnings per share from continuing operations	$0.21	$0.24	$0.14	$0.23
Diluted per share from discontinued operations	$0.03	$0.13	$0.03	$0.73
Diluted earnings per share	$0.24	$0.37	$0.17	$0.96

* Revenue totals do not include revenues from discontinued operations, other income and partnership income.

For the years ended December 31, 2013, 2012 and 2011, the federal income tax components of the Company’s dividends on the common and preferred stock were as follows (unaudited):

	Ordinary income	Long term capital gain	Unrecaptured section 1250 gain	Return of capital
Common Stock
December 31, 2013	30%	34%	37%	—
December 31, 2012	39%	45%	16%	—
December 31, 2011	61%	7%	14%	18%

	Ordinary income	Long term capital gain	Unrecaptured section 1250 gain	Return of capital
Cumulative Redeemable Preferred Stock (all series)
December 31, 2013	30%	34%	37%	—
December 31, 2012	39%	45%	16%	—
December 31, 2011	75%	8%	17%	—

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2013

(Dollar amounts in thousands)

				Intitial Cost to Company				Gross Amount Carried at December 31, 2013
Community Name	Location	Units	Dates Acquired /Constructed	Land	Building & Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Net Book Value	Encumbrances
Sharon Green**	Menlo Park,CA	296	1971/1970	$1,250	$5,770	$7,020	$15,124	$1,250	$20,894	$22,144	$(16,382)	$5,762	$-
Verandas	Union City,CA	282	1993/1989	3,233	12,932	16,165	6,716	3,233	19,648	22,881	(11,413)	11,468	-
Foster's Landing	Foster City,CA	490	1996/1987	11,742	47,846	59,588	19,435	11,742	67,281	79,023	(31,309)	47,714	-
Crow Canyon	San Ramon,CA	400	1996/1992	8,724	34,895	43,619	11,969	8,724	46,864	55,588	(24,535)	31,053	-
Lakeshore Landing	San Mateo,CA	308	1997/1988	8,547	34,228	42,775	10,364	8,547	44,592	53,139	(21,171)	31,968	-
Mission Peaks	Fremont ,CA	453	1997/1995	11,747	47,082	58,829	36,148	11,747	83,230	94,977	(40,659)	54,318	-
Deer Valley	San Rafael,CA	171	1997/1996	6,042	24,169	30,211	4,515	6,042	28,684	34,726	(13,139)	21,587	-
City Centre	Hayward,CA	192	2000/2000	4,903	22,999	27,902	2,107	4,903	25,106	30,009	(8,903)	21,106	-
Mission Peaks II	Fremont ,CA	336	2000/1989	12,639	50,690	63,329	9,564	12,639	60,254	72,893	(23,621)	49,272	-
Avenue 64	Emeryville, CA	224	2007/2007	10,364	58,100	68,464	4,338	10,364	62,438	72,802	(11,988)	60,814	-
Lawrence Station	Sunnyvale, CA	336	2012/2012	14,876	89,528	104,404	508	14,876	90,036	104,912	(2,812)	102,100	-
Villa Granada**	Santa Clara, CA	270	2010/2010	13,052	74,600	87,652	2,162	13,052	76,762	89,814	(6,633)	83,181	-
Museum Park	San Jose, CA	117	2010/2002	6,609	22,991	29,600	1,982	6,609	24,973	31,582	(3,134)	28,448	-
Fountains at River Oaks***	San Jose, CA	226	2010/1990	12,394	37,906	50,300	6,318	12,394	44,224	56,618	(5,363)	51,255	31,953
The Landing at Jack London Square	Oakland, CA	282	2011/2001	12,975	51,900	64,875	4,380	12,975	56,280	69,255	(4,752)	64,503	-
Layfayette Highlands	Lafayette, CA	150	2011/2007/1970	9,130	38,592	47,722	2,650	9,130	41,242	50,372	(3,250)	47,122	-
San Francisco Bay Area				$148,227	$654,228	$802,455	$138,280	$148,227	$792,508	$940,735	$(229,064)	$711,671	$31,953

Montanosa***	San Diego,CA	472	1992/1990/1989	$6,005	$24,065	$30,070	$11,049	$6,005	$35,114	$41,119	$(20,645)	$20,474	$59,475
Esplanade	San Diego,CA	616	1993/1985	6,350	25,421	31,771	8,650	6,350	34,071	40,421	(18,866)	21,555	-
Lakeview Village	Spring Valley,CA	300	1996/1985	3,977	15,910	19,887	6,304	3,977	22,214	26,191	(11,131)	15,060	-
Cambridge Park	San Diego,CA	320	1998/1998	7,628	30,521	38,149	12,136	7,627	42,658	50,285	(18,318)	31,967	-
Carmel Landing	San Diego,CA	356	1999/1989	6,928	27,686	34,614	8,945	6,928	36,631	43,559	(16,562)	26,997	-
Carmel Creek**	San Diego,CA	348	2000/2000	4,744	45,430	50,174	11,288	4,744	56,718	61,462	(19,554)	41,908	-
Pinnacle at Otay Ranch I & II**	Chula Vista,CA	364	2001/2001	8,928	43,388	52,316	8,095	8,928	51,483	60,411	(17,751)	42,660	-
Mission Trails	San Diego,CA	208	2002/1987	5,315	21,310	26,625	3,632	5,315	24,942	30,257	(8,495)	21,762	-
Bernardo Crest	San Diego,CA	216	2002/1988	6,016	24,115	30,131	4,840	6,016	28,955	34,971	(10,526)	24,445	-
Carmel Summit	San Diego,CA	246	2006/1989	16,025	36,611	52,636	8,904	16,025	45,515	61,540	(14,258)	47,282	-
Allure at Scripps Ranch	San Diego,CA	194	2010/2002	11,885	34,315	46,200	2,449	11,885	36,764	48,649	(4,742)	43,907	-
San Diego				$83,801	$328,772	$412,573	$86,292	$83,800	$415,065	$498,865	$(160,848)	$338,017	$59,475

Village Green	La Habra,CA	272	1972/1971	$372	$2,763	$3,135	$4,090	$372	$6,853	$7,225	$(5,696)	$1,529	$-
The Havens	Fountain Valley,CA	440	1996/1969	4,617	18,691	23,308	26,231	4,617	44,922	49,539	(16,285)	33,254	-
Parkside Court	Santa Ana,CA	210	1997/1987	2,013	8,632	10,645	3,143	2,013	11,775	13,788	(5,676)	8,112	-
Villa Siena	Costa Mesa,CA	272	1999/1974	4,853	19,739	24,592	11,990	4,853	31,729	36,582	(12,562)	24,020	-
Cortesia	Rancho Santa Margarita,CA	308	2000/1999	7,740	30,982	38,722	5,620	7,740	36,602	44,342	(13,553)	30,789	-
The Palms at Laguna Niguel**	Laguna Niguel, CA	460	2001/1988	12,572	50,308	62,880	5,886	12,572	56,194	68,766	(19,405)	49,361	-
Pinnacle at MacArthur Place**	South Coast Metro, CA	253	2002/2002	8,155	54,257	62,412	8,602	8,155	62,859	71,014	(18,457)	52,557	-
Pinnacle at Fullerton**	Fullerton,CA	192	2004/2002	7,087	36,869	43,956	1,927	7,087	38,796	45,883	(9,862)	36,021	-
Pinnacle at Talega**	San Clemente,CA	362	2004/2003	17,125	48,171	65,296	5,973	17,126	54,143	71,269	(15,984)	55,285	-
Renaissance at Uptown Orange	Orange, CA	460	2007/2007	16,603	99,175	115,778	1,894	16,603	101,069	117,672	(16,212)	101,460	-
Park Viridian*	Anaheim, CA	320	2009/2009	9,629	79,042	88,671	1,717	9,629	80,759	90,388	(9,493)	80,895	-
Orange County				$90,766	$448,629	$539,395	$77,073	$90,767	$525,701	$616,468	$(143,185)	$473,283	$-

The Summit	Chino Hills,CA	125	1996/1989	$1,838	$7,354	$9,192	$4,190	$1,839	$11,543	$13,382	$(6,169)	$7,213	$-
Emerald Pointe*,**	Diamond Bar, CA	160	2002/1989	5,052	20,248	25,300	3,254	5,052	23,502	28,554	(8,068)	20,486	-
Enclave at Town Square	Chino, CA	124	2003/1987	2,473	10,069	12,542	2,897	2,473	12,966	15,439	(5,038)	10,401	-
The Heights I & II	Chino Hills,CA	332	2005/2004	9,132	58,844	67,976	2,943	9,132	61,787	70,919	(14,008)	56,911	-
Inland Empire				$18,495	$96,515	$115,010	$13,284	$18,496	$109,798	$128,294	$(33,283)	$95,011	$-

Candlewood North	Northridge,CA	189	1996/1995/1964	$2,110	$8,477	$10,587	$2,909	$2,110	$11,386	$13,496	$(5,755)	$7,741	$-
Pinnacle at Westridge**	Valencia,CA	234	2004/2002	11,253	31,465	42,718	4,631	11,253	36,096	47,349	(8,558)	38,791	-
Canyon Creek	Northridge,CA	200	2003/1986	6,152	24,650	30,802	4,219	6,152	28,869	35,021	(9,403)	25,618	-
Regency Palm Court	Los Angeles,CA	116	2004/1987	2,049	8,277	10,326	1,823	2,049	10,100	12,149	(3,409)	8,740	-
Windsor Court	Los Angeles,CA	95	2004/1987	1,638	6,631	8,269	1,676	1,638	8,307	9,945	(2,879)	7,066	-
Tiffany Court	Los Angeles,CA	101	2004/1987	3,033	12,211	15,244	3,112	3,033	15,323	18,356	(5,435)	12,921	-
Alessio	Los Angeles,CA	624	2004/2001	40,560	96,565	137,125	10,774	40,560	107,339	147,899	(28,885)	119,014	-
Catalina Gardens	Los Angeles,CA	128	2005/1987	6,400	20,309	26,709	1,829	6,400	22,138	28,538	(5,234)	23,304	-
Bridgeport Coast**	Santa Clarita, CA	188	2006/2006	11,500	28,741	40,241	1,152	11,500	29,893	41,393	(5,863)	35,530	-
The Stuart at Sierra Madre Villa	Pasadena, CA	188	2007/2007	7,926	55,733	63,659	1,613	7,926	57,346	65,272	(8,739)	56,533	-
5600 Wilshire	Los Angeles,CA	284	2008/2008	32,825	100,993	133,818	1,624	32,825	102,617	135,442	(13,070)	122,372	-
Aqua at Marina Del Rey	Marina Del Rey, CA	500	2010/2001	37,445	128,555	166,000	13,577	37,445	142,132	179,577	(14,643)	164,934	-
The Jefferson at Hollywood	Hollywood, CA	270	2013	32,442	88,058	120,500	139	32,442	88,197	120,639	(1,171)	119,468	-
The Vistas of West Hills**	Valencia, CA	220	2011/2009	11,295	45,182	56,477	1,251	11,244	46,433	57,677	(4,223)	53,454	-
Los Angeles				$206,628	$655,847	$862,475	$50,329	$206,577	$706,176	$912,753	$(117,267)	$795,486	$-

Selby Ranch	Sacramento,CA	400	1986/1971-1974	$2,660	$18,340	$21,000	$13,321	$2,660	$31,661	$34,321	$(20,878)	$13,443	$-
Sacramento				$2,660	$18,340	$21,000	$13,321	$2,660	$31,661	$34,321	$(20,878)	$13,443	$-

Pinnacle at South Mountain I & II	Phoenix,AZ	552	1997/1996	$11,062	$44,257	$55,319	$5,380	$11,062	$49,637	$60,699	$(21,407)	$39,292	$
Pinnacle Towne Center	Phoenix,AZ	350	1998/1998	6,688	27,631	34,319	3,077	6,688	30,708	37,396	(12,812)	24,584	-
Phoenix				$17,750	$71,888	$89,638	$8,457	$17,750	$80,345	$98,095	$(34,219)	$63,876	$-

Parkwood at Mill Creek	Mill Creek,WA	240	1989/1989	3,947	15,811	19,758	8,448	3,947	24,259	28,206	(12,533)	15,673
Aviara(1)	Mercer Island, WA	166	2013/2013	-	42,907	42,907	3	-	42,910	42,910	(705)	42,205
Shadowbrook	Redmond,WA	416	1987-98/1986	4,776	17,415	22,191	7,591	4,776	25,006	29,782	(16,564)	13,218
Citywalk	Seattle ,WA	102	1988/1988	1,123	4,276	5,399	1,606	1,123	5,882	7,005	(3,727)	3,278
Bothell Ridge	Bothell,WA	214	1996/1988	2,031	8,223	10,254	3,319	2,031	11,542	13,573	(5,775)	7,798
Ballinger Commons	Shoreline,WA	485	1996/1989	5,824	23,519	29,343	6,764	5,824	30,283	36,107	(15,186)	20,921
Park Highland	Bellevue ,WA	250	1998/1993	5,602	22,483	28,085	4,191	5,602	26,674	32,276	(11,870)	20,406
BellCentre**	Bellevue ,WA	248	2000/2000	11,163	32,821	43,984	6,846	11,163	39,667	50,830	(12,439)	38,391
Pinnacle Sonata	Bothell,WA	268	2002/2000	8,576	39,067	47,643	1,862	8,576	40,929	49,505	(13,047)	36,458
Pinnacle at Lake Washington**	Renton, WA	180	2001/2001	4,878	26,184	31,062	2,780	4,878	28,964	33,842	(9,228)	24,614
The Audrey at Belltown**	Seattle,WA	137	2001/1992	4,279	17,259	21,538	4,234	4,279	21,493	25,772	(7,973)	17,799
The Trails of Redmond	Redmond,WA	423	2004/1985	17,413	45,013	62,426	11,230	17,413	56,243	73,656	(19,921)	53,735
Taylor 28	Seattle, WA	197	2009/2009	8,100	52,101	60,201	762	8,100	52,863	60,963	(6,194)	54,769
Belcarra**	Bellevue ,WA	296	2010/2010	12,485	74,778	87,263	4,279	12,485	79,057	91,542	(7,976)	83,566
Seattle				$90,197	$421,857	$512,054	$63,915	$90,197	$485,772	$575,969	$(143,138)	$432,831	$-

Non-Multi Family
Gateway at Emeryville	Emeryville,CA			$10,171	$2,328	$12,499	$38	$10,200	$2,337	$12,537	$(2,329)	$10208	$-

Solstice(2)	Sunnyvale, CA								$54,194	$54,194	$(164)	$54,030	$
Wilshire La Brea(2)	Los Angeles, CA								46,110	46,110	(97)	46,013
Lease up communities - partially delivered									$100,304	$100,304	$(261)	$100,043	$-

TOTAL -73 Communities		20,724		$668,695	$2,698,404	$3,367,099	$450,989	$668,674	$3,249,667	$3,918,341	$(884,472)	$3,033,869	$91,428

* Communities held by a consolidated subsidiary of the Company

** Communities secure the Company's $620,000,000 FNMA line of credit.

*** Communities secure a single mortgage.

(1) The land is leased pursuant to a ground lease expiring in 2030 with extensions up to 79 years.

(2) These development communities began delivering homes during 2013 and as of December 31, 2013 not all homes were delivered. The allocation of land to the communities is not determined until all homes have been delivered.

BRE PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2013

(Amounts in thousands)

The activity in investments in rental communities and related depreciation for the three-year period ended December 31, 2013 is as follows:

Investments in rental communities:

	Years ended December 31,
	2013	2012	2011
Balance at beginning of year	$3,722,838	$3,607,045	$3,464,466
Transfers from construction in progress	141,703	104,428	1,324
Capital and rehabilitation expenditures	70,089	54,379	37,032
Acquisitions	120,515	—	170,127
Communities sold	(137,023)	(44,080)	(62,690)
Change in accrued improvements to direct investment in real estate costs	219	1,066	(3,214)
Balance at end of year	$3,918,341	$3,722,838	$3,607,045

Accumulated depreciation on rental communities:

	Years ended December 31,
	2013	2012	2011
Balance at beginning of year	$811,187	$729,151	$640,456
Provision for depreciation, including discontinued operations	108,153	101,618	103,940
Communities sold	(34,868)	(19,582)	(15,245)
Balance at end of year	$884,472	$811,187	$729,151

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 19, 2013, among the Registrant, Essex Property Trust, Inc., and Bronco Acquisition Sub, Inc. (previously filed on December 20, 2013, as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)

3.0	Amended and Restated Articles of Incorporation (previously filed on March 15, 1996 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

3.1	Articles of Amendment of BRE Communities, Inc., incorporated by reference to Annex A to the Definitive Proxy Statement filed by the Registrant with the Commission on April 5, 2005 (previously filed on November 4, 2009 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

3.2	Articles Supplementary of the Registrant, reclassifying all 2,300,000 shares of 8.50% Series A Cumulative Redeemable Preferred Stock as Preferred Stock and classifying and designating the terms of the 6.75% Series C Cumulative Redeemable Preferred Stock (previously filed on March 1, 2004 as Exhibit 3.4 of the Registrant’s Form 8-A and incorporated by reference herein)

3.3	Articles Supplementary of the Registrant, classifying and designating the terms of the 6.75% Series D Cumulative Redeemable Preferred Stock (previously filed on December 8, 2004 as Exhibit 1.5 of the Registrant’s Form 8-A and incorporated by reference herein)

3.4	Certificate of Correction of the Registrant (previously filed on January 29, 1999 as Exhibit 1.3 to the Registrant’s Form 8-A and incorporated by reference herein)

3.5	Third Amended and Restated By-Laws of the Registrant (previously filed on December 19, 2012 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.0	Indenture dated as of June 23, 1997 between the Registrant and Chase Trust Company of California (previously filed on June 23, 1997 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.1	First Supplemental Indenture dated as of April 23, 1998 between the Registrant and Chase Manhattan Bank and Trust Company, National Association, as successor trustee (previously filed on May 14, 1998 as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated by reference herein)

4.2	Second Supplemental Indenture, dated as of August 15, 2006, between BRE Communities, Inc. and J.P. Morgan Trust Company, National Association, as trustee, including the form of 4.125% Convertible Senior Notes due 2026 (previously filed on August 21, 2006 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.3	Third Supplemental Indenture, dated as of November 3, 2006, between BRE Communities, Inc. and The Bank of New York Trust Company, National Association (successor to J.P. Morgan Trust Company, National Association) (previously filed on November 8, 2006 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.4	Form of Note due 2013 (previously filed on February 24, 1998 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.6	$310,000,000 Fixed Facility Note (Standard Maturity), dated as of April 7, 2009 (previously filed on April 7, 2009 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.8	Form of Note due 2014 (previously filed on March 16, 2004 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.9	Specimen Common Stock Certificate (previously filed on February 17, 2004 as Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein)

4.11	Specimen 6.75% Series D Cumulative Redeemable Preferred Stock Certificate (previously filed on December 8, 2004 as Exhibit 1.6 to the Registrant’s Form 8-A and incorporated by reference herein)

4.12	Master Credit Facility Agreement by and among BRE-FMCA, LLC and BRE-FMAZ, LLC, as borrowers, BRE Communities, Inc., as guarantor, and Deutsche Bank Berkshire Mortgage, Inc., as lender, entered into as of April 7, 2009 (previously filed on April 7, 2009 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

4.13	5.200% Senior Note due 2021 (previously filed on November 5, 2010 as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

4.14	3.375% Senior Note due 2023 (previously filed on August 7, 2012 as Exhibit 4.6 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.0*	Amended and Restated 1992 Employee Stock Plan (previously filed on November 14, 1997 as Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference herein)

10.1	$310,000,000 Fixed Facility Note (Fixed + 1 Maturity), dated as of August 3, 2009 (previously filed on August 5, 2009 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.2*	Fifth Amended and Restated Non-Employee Director Stock Option and Restricted Stock Plan (previously filed on November 5, 2007 as Exhibit 10.2 to the Registrant’s Quarterly Report on From 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein)

10.3*	Amended and Restated 1999 BRE Stock Incentive Plan (previously filed on March 17, 2008 as Annex D to the Registrant’s Proxy Statement on Schedule 14A and incorporated by reference herein)

10.4*	BRE Communities Inc. Deferred Compensation Plan effective January 1, 2000 (previously filed on March 24, 2000 as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, as amended by the Annual Report on Form 10-K/A filed on August 4, 2000 and incorporated by reference herein)

10.5*	Amended and Restated Employment Agreement with Constance B. Moore dated November 20, 2006 (previously filed November 21, 2006 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.6*	First Amendment to the Amended and Restated Employment Agreement with Constance B. Moore dated December 31, 2008 (previously filed on February 18, 2009 as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein)

10.7*	Second Amendment, made on January 27, 2011 and effective as of January 1, 2011, to Amended and Restated Employment Agreement of Constance B. Moore effective as of January 1, 2005, as amended (previously filed on February 1, 2011 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.8*	Employment Agreement with Stephen C. Dominiak dated August 12, 2008 (previously filed on August 13, 2008 as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.9*	First Amendment to the Employment Agreement with Stephen C. Dominiak dated December 31, 2008 (previously filed on February 18, 2009 as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein

10.10*	Second Amendment, made on January 27, 2011 and effective as of January 1, 2011, to Employment Agreement of Stephen C. Dominiak effective as of September 2, 2008, as amended (previously filed on February 1, 2011 as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.11*	Employment Agreement with Kerry Fanwick dated January 2, 2007 (previously filed on November 6. 2008 as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein)

10.12*	First Amendment to the Employment Agreement with Kerry Fanwick dated December 31, 2008. (previously filed on February 18, 2009 as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein)

10.13*	Second Amendment, made on January 27, 2011 and effective as of January 1, 2011, to Employment Agreement of Kerry Fanwick effective as of February 1, 2007, as amended (previously filed on February 1, 2011 as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.14*	Employment Agreement, dated as of August 7, 2009, between the registrant and John A. Schissel (previously filed on August 13, 2009 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.15*	First Amendment, made on January 27, 2011 and effective as of January 1, 2011, to Employment Agreement of John Schissel effective as of October 5, 2009, as amended (previously filed on February 1, 2011 as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.16*	Employment Agreement, dated as of January 11, 2011, between the Registrant and Scott A. Reinert (previously filed on January 14, 2011 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.17*	First Amendment, made on January 27, 2011 and effective as of January 1, 2011, to Employment Agreement of Scott A. Reinert effective as of January 24, 2011, as amended (previously filed on February 1, 2011 as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.18*	Amended and Restated Employment Agreement, dated as of February 7, 2011, between the Registrant and Deborah J. Jones (previously filed on February 8, 2011 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.19*	Form of Indemnification Agreement (previously filed on February 27, 2002 as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.20*	Employment Agreement, dated as of August 7, 2009, between the registrant and John A. Schissel (previously filed on August 13, 2009 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.21*	First Amendment, made on January 27, 2011 and effective as of January 1, 2011, to Employment Agreement of John Schissel effective as of October 5, 2009, as amended (previously filed on February 1, 2011 as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.22*	Employment Agreement, dated as of January 11, 2011, between the Registrant and Scott A. Reinert (previously filed on January 14, 2011 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.23*	First Amendment, made on January 27, 2011 and effective as of January 1, 2011, to Employment Agreement of Scott A. Reinert effective as of January 24, 2011, as amended (previously filed on February 1, 2011 as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.24*	Amended and Restated Employment Agreement, dated as of February 7, 2011, between the Registrant and Deborah J. Jones (previously filed on February 8, 2011 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.25*	Form of Indemnification Agreement (previously filed on February 27, 2002 as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein)

10.26	Treasury rate guarantee hedge with Morgan Stanley, dated November 21, 1997 (previously filed on March 26, 1998 as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference herein)

10.27	Amended and Restated Limited Liability Company Agreement of BRE Property Investors LLC, dated as November 18, 1997 (previously filed on December 18, 1997 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.28	Contribution Agreement dated as of September 29, 1997 between the Registrant, BRE Property Investors LLC and the TCR Signatories (previously filed on November 14, 1997 as Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference herein)

10.29	Registration Rights Agreement among the Registrant, BRE Property Investors LLC and the other signatories thereto dated November 18, 1997 (previously filed on December 3, 1997 as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (No. 333-41433), as amended, and incorporated by reference herein)

10.30	Registration Rights Agreement between the Registrant and Legg Mason Unit Investment Trust Series 7, Legg Mason REIT Trust, December 1998 Series, dated as of December 23, 1997 (previously filed on January 27, 1998 as Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 (No. 333-44997), as amended, and incorporated by reference herein)

10.31*	Retirement Plan for Employees of BRE Communities, Inc. (previously filed on March 12, 2003 as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended by the Annual Report on the Registrant’s Form 10-K/A on June 12, 2003 and incorporated by reference herein)

10.32*	Form of option agreement for the 1999 BRE Stock Incentive Plan (previously filed on March 16, 2005 as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.33*	Form of option agreement for the Second Amended and Restated Non-Employee Directors Stock Option and Restricted Stock Plan (previously filed on March 16, 2005 as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.34*	Form of performance share award for the 1999 BRE Stock Incentive Plan (previously filed on March 16, 2005 as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.35*	Form of 2005 performance share award for the 1999 BRE Stock Incentive Plan (previously filed on March 1, 2007 as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated by reference herein)

10.36*	Form of share award for the 1999 BRE Stock Incentive Plan (previously filed on October 29, 2008 as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.37*	Form of restricted stock award agreement for the Fifth Amended and Restated Non-Employee Directors Stock Option and Restricted Stock Plan (previously filed on March 16, 2005 as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein)

10.38*	Form of restricted stock Performance Stock Award Agreement to evidence grants of performance shares made on January 27, 2010 pursuant to our 1999 BRE Stock Incentive Plan (previously filed on February 2, 2010 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.39*	Form of performance stock award agreement for the 1999 BRE Stock Incentive Plan (previously filed on February 2, 2010 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.40*	Form of Executive Officer Performance Stock Award Agreement under 1999 BRE Stock Incentive Plan, as amended (previously filed on February 1, 2011 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.41*	Form of Executive Officer Performance Restricted Stock Award Agreement under 1999 BRE Stock Incentive Plan, as amended (previously filed on December 20, 2011 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.42*	Form of restricted stock award agreement for the Fifth Amended and Restated Non-Employee Directors Stock Option and Restricted Stock Plan] (previously filed on February 12, 2010 as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein)

10.43*	Form of restricted stock award agreement for the 1999 BRE Stock Incentive Plan (previously filed on February 12, 2010 as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein)

10.44*	Form of Performance Stock Award Agreement under 1999 BRE Stock Incentive Plan, as amended (previously filed on February 2, 2010 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.45	Credit Agreement, dated as of January 5, 2012 (previously filed on January 5, 2012 as Exhibt 4.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.46*	Form of 1999 BRE Stock Incentive Plan Certificate of Stock Option Agreement (previously filed on February 2, 201 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.47	Equity Distribution Agreement, dated as of February 24, 2010, between BRE Communities, Inc. and Deutsche Bank Securities Inc. (previously filed on February 25, 2010 as Exhibit 1.1 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.48	Equity Distribution Agreement, dated as of February 24, 2010, between BRE Communities, Inc. and J.P. Morgan Securities Inc. (previously filed on February 25, 2010 as Exhibit 1.2 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.49	Equity Distribution Agreement, dated as of February 24, 2010, between BRE Communities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (previously filed on February 25, 2010 as Exhibit 1.3 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.50	Equity Distribution Agreement, dated as of February 24, 2010, between BRE Communities, Inc. and UBS Securities LLC (previously filed on February 25, 2010 as Exhibit 1.4 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.51	Equity Distribution Agreement, dated as of February 24, 2010, between BRE Communities, Inc. and Wells Fargo Securities, LLC (previously filed on February 25, 2010 as Exhibit 1.5 to the registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.52	Amendment No. 1 to Contribution Agreement, dated November 18, 1997 (previously filed on November 24, 1997 as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

10.53*	Direct Stock Purchase and Dividend Reinvestment Plan (previously filed on November 8, 2013 pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, as Prospectus Supplement to the Registrant’s Prospectus dated October 31, 2013 (File No. 333-192031) and incorporated by reference herein)

10.54*	Form of Restricted Stock Award Agreement under 1999 BRE Stock Incentive Plan (previously filed on April 3, 2013 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A and incorporated by reference herein)

10.55*

Form of Restricted Stock Award Agreement under 1999 BRE Stock Incentive Plan (previously filed July 2, 2013 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated by reference herein)

12	Statements re: computation of ratios

14	Code of Ethics (previously filed on March 7, 2006 as Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Voting Agreement, dated December 19, 2013, among the Registrant and certain shareholders of Essex Property Trust, Inc. (previously filed on December 20, 2013 as Exhibit 99.2 to the Registrants Current Report on Form 8-K and incorporated herein by reference).

101	The following materials from the BRE Properties, Inc. Yearly Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) notes to consolidated financial statements.

*	Management contract, or compensatory plan or agreement.

